Form 10-K
period 2000-01-02
GENTIVA HEALTH SERVICES INC
filed 2000-04-03
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 2000


                         Commission File No. 1-15669

                          Gentiva Health Services, Inc.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                       36-433-5801
            --------                                       -----------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              175 Broad Hollow Road, Melville, New York 11747-8905
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (631) 844-7800

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------
Common Stock, par value $.10 per share                    NASDAQ

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No  X
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the registrant's common equity held by non-affiliates of the registrant as of March 16, 2000 was $102,663,816 based on the closing price of the Common Stock on The Nasdaq National Market on such date.

     The number of shares outstanding of the registrant's Common Stock, as of March 15, 2000 was 20,345,029.

Information contained in this Report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, the Company's strategies and operations involve risks of competition, establishing itself as an independent company, changing market conditions, changes in laws and regulations affecting it and its industries and numerous other factors discussed in this Report and in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

                                     PART I


Item 1.   Business.
-------   ---------

Introduction

     Gentiva Health Services, Inc. ("Gentiva" or the "Company") became an independent publicly owned company on March 15, 2000, as a result of the issuance of all of the common stock of the Company to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), and the former parent corporation to the Company (the "split-off"). Prior to the split-off, all of the assets and liabilities of the health services business of Olsten (formerly known as Olsten Health Services) were transferred to the Company pursuant to a separation agreement and other agreements between the Company, Olsten and Adecco SA ("Adecco"). The Company was incorporated in the state of Delaware on August 6, 1999.

     The Company operates its health services business in the United States and Canada and provides specialty pharmaceutical services (including infusion therapy), home care nursing services and staffing services.

Specialty Pharmaceutical Services

     The Company's specialty pharmaceutical services business is coordinated through its network of 38 pharmacies across the United States and generally includes:

     o the distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases, such as hemophilia, primary pulmonary hypertension, autoimmune deficiencies and growth disorders;

     o the administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states;

     o marketing and distribution services for pharmaceutical, biotechnology and medical service firms; and

     o delivery, management and administration of its products in the home setting and evaluation of equipment needs of the patient.

     The specialty pharmaceutical services business provides a wide range of home infusion therapies. Home infusion therapy involves the administration of medications intravenously (into veins), subcutaneously (under the skin), intramuscularly (into muscle), intraecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract. Infusion therapy often begins during hospitalization of a patient and continues in the home environment.

     The Company's specialty pharmaceutical services business also addresses therapeutic, socioeconomic, psychosocial and professional support needs for individuals with some of the following rare, chronic diseases:

     o Hemophilia, which is a hereditary bleeding disorder in which a plasma protein, known as factor, necessary for normal blood clotting, is either missing or dysfunctional. Hemophilia is treated by intravenously infusing anti-hemophilic factor, consisting of factor concentrates and sterile water, to replace deficient clotting factor. This disease is diagnosed at birth and has no known cure, but hemophiliacs can lead relatively long and healthy lives with proper treatment.

     o Primary pulmonary hypertension, which is a chronic pulmonary disease for which there is no known cure. This disease is treated by the infusion of Flolan, which is an epoprostenol sodium product, for a patient's lifetime or until the patient receives a lung transplant.

     o Immunodeficiency/autoimmune disorders, which are a classification of chronic disorders arising when the body's immune system fails to produce sufficient antibodies to protect against infection. These disorders include multiple sclerosis, myasthenia gravis and lupus. These disorders are generally incurable but the symptoms can be treated with a therapy consisting of intravenous immune globulin prepared from human plasma (IVIG).

     o Growth disorders, which result from damage to or malformation of either the hypothalamus or the pituitary gland. This disorder is treated by injecting growth hormone therapy into the patient.

     Some of the Company's other significant specialty pharmaceutical services also include:

     o Antibiotic therapies, which are the infusion of antibiotic medications into a patient's bloodstream. These medications are typically used to treat a variety of serious infections and diseases.

     o Total Parenteral Nutrition (TPN), which is the long-term provision of nutrients for patients with chronic gastrointestinal conditions. These nutrients are infused through surgically implanted central vein catheters or through peripherally inserted central catheters. Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into a patient's digestive tract. This long-term therapy is prescribed for patients who are unable to eat and drink normally.

     o Chemotherapy, which is the infusion of drugs in a patient's bloodstream to treat various forms of cancer.

     o Pain management, which involves the infusion of certain drugs into the bloodstream of patients suffering from acute or chronic pain.

     As part of specialty pharmaceutical services, the Company also offers a distribution network to manufacturers after Federal government approval of their products is secured. Distribution programs currently include:

     o    the first new drug for rheumatoid arthritis in 20 years;

     o    a new hand-held device for monitoring blood clotting time; and

     o pharmaceuticals for chemotherapy and white blood cell stimulation, the treatment of primary pulmonary hypertension, and management of amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease), multiple sclerosis and severe muscle wasting.

Home Care Nursing Services

     The Company's home care nursing services business is conducted through more than 300 locations and offers a broad range of services including:

     o General skilled nursing care that is provided by registered nurses and licensed practical nurses who assess the appropriateness of home health care including the family and home environment for patients, and perform clinical procedures and instruct the patient and family regarding necessary treatments. Patients receiving this care typically include stabilized post-operative patients in recovery at home, patients who are acutely ill but who do not require hospitalization and patients who are chronically or terminally ill.

     o Pediatric services consisting of nursing services specializing in care for children. These services include early NICU discharge to the home, prenatal, maternal/infant care and phototherapy.

     o Rehabilitation services consisting of programs and services that address a wide range of neurologic and orthopedic diagnoses, including head or traumatic brain injuries, spinal cord injuries and other complex rehabilitation cases.

     o Other therapy services that consist of physical, occupational, speech and respiratory therapy to patients recovering from strokes, traumas or certain surgeries, services for high risk pregnancies, post-partum care, mental health care, AIDS therapy and various medical social services.

     o Disease management programs that are administered by nurses who provide specialty care regimens to patients in their home. These nurses instruct patients and their families in the self-administration of some therapies and procedures, such as wound care and infection control, emergency procedures and the proper handling and usage of medication, medical supplies and equipment as well as teach disease state management programs at home to patients with asthma, diabetes and other illnesses.

     o Home health aide care that involves basic patient care from taking temperatures and blood pressure to assisting with daily living activities. The Company's home health aides must pass certain competency tests and are supervised by registered nurses.

     o Personal care services consisting of unskilled homemaker services which are provided to the elderly or the disabled. These services may include housekeeping, shopping and assistance with personal hygiene, dressing and meals.

     Through four regional centers in the United States, the Company provides care management and coordination for managed care customers desiring referrals, centralized intake and billing claims adjustment, utilization review, quality assurance and data reporting and analysis.

Staffing Services

     The Company's staffing services business provides services to institutions, occupational and alternate site healthcare organizations by providing health care professionals to meet supplemental staffing needs. Often, these organizations use temporary healthcare professionals to maximize scheduling flexibility and to monitor and control costs and to cover peak periods, illness and vacation time of their permanent staff. The Company's healthcare professionals include:

     o    registered nurses;

     o    licensed practical nurses;

     o    physical, speech and occupational therapists;

     o    certified nursing assistants;

     o    medical assistants; and

     o    medical technologists.

     These professionals typically work in hospitals, industrial settings, long-term care facilities, clinics, schools, physicians' offices, laboratories, home care agencies and insurance companies. The Company arranges for their assignments from more than 40 locations throughout the United States.

     Through the Company's Flying Nurses(R) division in Dallas, Texas, the Company also makes special arrangements for healthcare professionals to travel to virtually any location for special assignments. This provides health care organizations in Florida, for example, with an economical way to manage peak demand during the winter season.

     Further, the Company assists drug companies with clinical trials of new drug therapies awaiting U.S. Food and Drug Administration approval and in distributing new products and meeting special distribution requirements. The Company performs logistical and handling functions such as pharmacy mail order services, and provides clinical support, reimbursement management and data management.

Payors

     In fiscal 1999, approximately 64 percent of the Company's revenues were attributable to commercial pay sources, 20 percent of revenues were attributable to Medicaid reimbursement, state reimbursed programs and other state/county funding programs and 16 percent of revenues were attributable to Medicare reimbursement. In fiscal 1999, Cigna Healthcare accounted for approximately 11 percent of revenues. The Company's three year contract with Cigna Healthcare had an expiration date of December 31, 1998, but was amended to continue until terminated by either party with 60 days, advance notice. Except for these payors, no other payor accounts for as much as 10 percent of revenues. The revenues from commercial payors are primarily generated under fee for service contracts which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

Source and Availability of Personnel

     To maximize the cost effectiveness and productivity of caregivers, the Company utilizes customized systems and procedures that have been developed and refined over the years. These processes include the recruitment and selection of applicants who fit the patients' individual parameters for skills, experience and other criteria. Personalized matching is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company generally employs caregivers on an as-needed basis to meet client demand. Specialized recruitment and retention programs are offered to caregivers as incentives for them to remain in the Company's employ.

     Caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Caregivers are generally paid on an hourly basis for time actually worked, subject to a four-hour daily minimum on the days worked. The wages paid may vary in different geographic areas to reflect the prevailing wages paid for the particular skills in the community where the services are performed. In the northeastern and western regions of the United States the Company is currently experiencing a shortage of licensed professionals. A prolonged shortage of professionals could have a material adverse effect on the Company's business.

Trademarks

     The Company has various trademarks registered with the U.S. Patent and Trademark Office, including Rehab Without Walls(R) and Chronicare(R) or in the process of being registered with the U.S. Patent and Trademark Office, including Care You Can Count On(SM) and Gentiva(SM). In addition, the Company has a royalty-free license from Olsten which permits the Company to use, until March 15, 2001, some trademarks, service marks and names that were not transferred to the Company in the split-off, including Olsten(R). Before the expiration of this license, the Company intends to develop its Gentiva name and further develop its health services business trademarks.

Business Environment

     Factors that the Company believes have contributed and will contribute to the development of home health care in particular include recognition that home health care can be a cost-effective alternative to lengthy, more expensive institutional care; an aging population; increasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home and advanced technology that allows more health care procedures to be provided at home.

     The Company is actively pursuing relationships with managed care organizations. The Company believes that its nationwide office network, financial resources and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health care industry. The Company offers the direct and managed provision of care as a single gatekeeper, thereby optimizing utilization.

Marketing and Sales

     In general, the Company obtains clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and television. Marketing efforts also involve personal contact with case managers for managed health care programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. The Company does not seek reimbursement from government payors for unallowable marketing and sales expenses.

     Managed care and other non-governmental payors, which are an increasingly significant source of referrals for home health care services, accounted for 64 percent of net revenues in fiscal 1999. The Joint Commission on Accreditation of Healthcare Organizations (JCAHO) accredits about 98% of the locations. The Company believes JCAHO accreditation enhances its ability to obtain contracts with certain managed care organizations. The Company is also targeting referrals from managed care organizations by offering disease management programs for the treatment of asthma, diabetes and other chronic illnesses, as well as outcome and utilization reports. The Company expects managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates in its markets. The Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals.

     The Company believes that its success in furnishing caregivers is based, among other factors, on its reputation for quality and local market expertise combined with the resources of extensive office network. The Company also empowers its branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level, one of the central ingredients in a business where relationships are vital to success.

Competitive Position

     The segments of the health care industry in which the Company operates are highly competitive and fragmented. There are approximately 15,000 home care agencies operating in the United States, in which the three largest providers represented less than 15 percent of the national industry in revenues for 1999. The industry is comprised of a few national companies, hundreds of regional companies and thousands of locally based independent home health care organizations. These companies range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some segments of the health care market in which the Company operates. The Company could experience increased competition in the future from existing competitors or new entrants that may limit the Company's ability to maintain or increase its market share. The Company's primary national competitors are Caremark Therapeutic Services and Coram Healthcare Corp., and its primary regionally based competitors are hospital-based home health agencies and visiting nurse associations.

     The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its widespread office network and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

     The Company may have existing competitors, as well as a number of potential new competitors, who have greater name recognition, and significantly greater financial, technical and marketing resources than the Company. This may allow them to devote greater resources to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients.

     The Company expects that industry forces will impact it and its competitors. The Company's competitors will likely strive to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's services or price competition, or make the Company's services less attractive.

Number of Persons Employed

     At January 2, 2000, the Company had approximately 5,100 full-time administrative staff and 650 full time caregivers. The Company also employs caregivers on a temporary basis, as needed, to provide home healthcare services. In fiscal 1999, the average number of temporary caregivers employed on a weekly basis was approximately 18,000.

     In British Columbia some of the Company's caregivers are unionized by the British Columbia Government Services' Employee Union under the master collective bargaining agreement which applies to all home health agencies in British Columbia. In addition, the Company is in the process of negotiating its first collective bargaining agreement with all unionized caregivers in the Thunder Bay, Ontario office with the Services' Employees International Union, Local 268. In the Windsor, Ontario location, the Canadian Union of Public Workers filed an application with the Ontario Labor Relations Board alleging that it is the bargaining agent for the Company's caregivers. The Company has responded to these allegations and a hearing has been set for November 4, 2000. In addition, the Services' Employees International Union, Local 880 has filed a representation petition with the National Labor Relations Board covering three home health services offices in Chicago, Illinois with about 700 caregivers. An election was held on November 5, 1999 at which the employees voted against the representation. The union filed objections to the vote against the election. These objections were upheld by the National Labor Relations Board Hearing Officer; the Company intends to appeal this decision further. If the Company loses the appeal, another election will be held. The Company believes that its relationships with its employees are generally good.

     With respect to administrative staff and caregivers, the Company pays the employer's share of Social Security taxes, federal and state unemployment taxes, workers' compensation insurance and other similar costs. Administrative staff and caregivers are covered by professional medical liability insurance. The Company believes that it maintains insurance coverages which are adequate for the purposes of its business.

Canadian Operations

     Through subsidiaries, the Company has provided home health services in Canada for many years. In fiscal 1999, the Company's Canadian operations represented about 3 percent of its revenues.

Item 2.   Properties.
-------   -----------

     Olsten agreed to provide office space to the Company without charge at 175 Broad Hollow Road, Melville, New York 11747-8905 for its corporate headquarters until September 15, 2000. The Company agreed to use its best efforts to relocate its corporate headquarters promptly, but in no event later than September 15, 2000. Other regional administrative offices leased by the Company are located in Overland Park, Kansas and Tampa, Florida. The Company also maintains leases for other offices and locations on various terms expiring on various dates. On March 15, 2000, the Company entered into an agreement with Olsten and a subsidiary of Olsten pursuant to which the Company agreed to assume such subsidiary's obligations under a lease for a property beginning on September 16, 2000. The Company believes that its facilities are adequate for its immediate needs. The Company does not anticipate that it will have great difficulty obtaining additional or replacement space for the headquarters and other locations, as needed in the future.

Item 3.   Legal Proceedings.
-------   ------------------

Litigation

     There is presently pending in the U.S. District Court for the Eastern District of New York a class action filed by some Olsten stockholders against Olsten and some of its directors and officers, captioned In re Olsten Corporation Securities Litigation, No. 97-5056. The class action asserts claims for violations of the Securities Act and the Securities Exchange Act, including claims that the directors and officers of Olsten misrepresented information to stockholders relating to the government investigations into Olsten's health services business described in the "Government Investigations" section below.

     There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC. This purported derivative lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the above-described class action and the below-described government investigations.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly") initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until June 2000.

     Because the above lawsuits and arbitration proceedings are in relatively preliminary stages and seek unspecified damages, penalties and/or reimbursement for costs and expenses, the Company is unable at this time to assess the probable outcome or potential liability arising from such litigation.

     Furthermore, in connection with the split-off, the Company agreed to assume, to the extent permitted by law, and indemnify Olsten for, the above lawsuits and arbitration proceedings, together with any other liabilities arising out of the health services business before or after the split-off, including any such liabilities arising after the split-off in connection with the government investigations described below.

Government Investigations

     The Company's business has been subject to extensive federal and state governmental investigations regarding, among other things:

     o the preparation of Medicare costs reports, which is referred to as the "Cost Reports Investigation";

     o the relationship between Columbia/HCA and the health services business in connection with the purchase by Columbia/HCA of some home health agencies that were owned by the health services business and subsequently managed under contract by a unit of the health services business, which is referred to as the "Columbia/HCA Investigation"; and

     o some of the health care practices of Quantum Health Resources, Inc. ("Quantum"), including alleged improper billing and fraud against various federally funded medical assistance programs, which largely occurred during the period prior to Olsten's acquisition of Quantum in June 1996, which is referred to as the "Quantum New Mexico Investigation."

     On July 19, 1999, Olsten entered into written civil and criminal agreements with the U.S. Department of Justice (and, as to the civil agreement, the Office of Inspector General of the U.S. Department of Health and Human Services) finalizing the settlement of the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Under the settlement:

     o Olsten paid on August 11, 1999 the sum of $61 million to the U.S. Department of Justice, including approximately $10.1 million in criminal fines and penalties;

     o In connection with the Columbia/HCA Investigation, Kimberly, then a subsidiary of Olsten, pled guilty in the United States District Courts for the Northern District of Georgia, the Southern District of Florida and the Middle District of Florida to criminal violations of the federal mail fraud, conspiracy and kickback statutes;

     o In connection with the Columbia/HCA Investigation, Kimberly has been permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss.1320a-7b(f); and

     o In connection with the Cost Reports Investigation and the Columbia/HCA Investigation, Olsten signed a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

     In October 1998, Olsten entered into a final settlement agreement with several government agencies investigating the past practices of Quantum, which is referred to as the "Quantum Past Practices Investigation." The agreement was entered into with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare program), and the Attorneys General for the States of New York and Oklahoma. Under the settlement, Olsten reimbursed the government approximately $4.5 million for disputed claims under the Medicaid and CHAMPUS programs and entered into a corporate integrity agreement.

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company intends to provide the Office of Inspector General with the requested documents and cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas.

     The Company has recently commenced discussions with the North Carolina Attorney General's Office concerning questions that the Office has raised as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services and, thus, the Company's entitlement to Medicaid reimbursement in connection with those services. At this preliminary stage, the Company is unable to assess the probable outcome of or potential liability arising from this matter.

     As noted above, in connection with the government's Cost Reports Investigation and Columbia/HCA Investigation, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. That corporate integrity agreement will be in effect until August 18, 2004. In connection with the Quantum Past Practices Investigation, Olsten executed a corporate integrity agreement in October 1998 with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of

Health and Human Services, the U.S. Secretary of Defense (for the
CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Under each of the corporate integrity agreements, the Company is, for example, is required:

     o to maintain a corporate compliance officer to develop and implement compliance programs;

     o to retain an independent review organization to perform annual reviews; and

     o to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The corporate integrity agreement entered into in connection with the Quantum Past Practices Investigation applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs. The corporate integrity agreement relating to the Cost Reports Investigation and the Columbia/HCA Investigation applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). That corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

     The Company's compliance program will be implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreements. Reports under each integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General. After each corporate integrity agreement expires, the Company is to file a final annual report with the government. If the Company fails to comply with the terms of either of its corporate integrity agreements, the Company will be subject to penalties ranging from $1,500 to $2,500 for each day of the breach.

     In March 2000, Gentiva was notified by the U.S. Department of Justice that, in light of the Adecco/Olsten merger and the split-off of Gentiva as an independent public company, the Company has been substituted for Olsten in connection with the civil settlement and corporate integrity agreements referenced in this "Government Investigations" section.

Regulations

     The Company's business is subject to extensive federal and state regulations which govern, among other things:

     o Medicare, Medicaid, CHAMPUS and other government-funded reimbursement programs;

     o reporting requirements, certification and licensing standards for certain home health agencies; and

     o in some cases, certificate-of-need and pharmacy-licensing requirements.

     The Company's compliance with these regulations may affect its participation in Medicare, Medicaid, CHAMPUS and other federal health care programs. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services. These regulations include, among other things:

     o prohibitions against the offering or making of direct or indirect payments for the referral of patients;

     o rules against physicians making referrals under Medicare for clinical services to a home health agency with which the physician has certain types of financial relationship; and

     o    laws against the filing of false claims.

     As part of the extensive federal and state regulation of the home health care business, and under the Company's corporate integrity agreements, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare, Medicaid and/or CHAMPUS programs and can subject the provider to substantial civil and/or criminal penalties. As noted in the "Government Investigations" section above, one of the Company's subsidiaries, Kimberly, has been permanently excluded from participation in Medicare, Medicaid and all other federal health care programs pursuant to a plea agreement.

     Periodic and random audits conducted by intermediaries may result in a delay in receipt, or an adjustment to the amounts of reimbursement due or received under Medicare, Medicaid, CHAMPUS and other federal health care programs. In September 1999, the Company received a Notice of Amount of Program Reimbursement for the 1997 Medicare cost reports from the Medicare fiscal intermediary advising that it disagreed with the Company's methodology of allocating a portion of its overhead. The Health Care Financing Administration has indicated that it agrees with the fiscal intermediary. The notice indicates a disallowance of approximately $7 million of costs in 1997 which the Company would be required to pay if the fiscal intermediary is correct. Since the Company used a similar methodology for allocating overhead costs in 1998 and 1999, an additional disallowance aggregating approximately $5 million could result for these years. The Company believes its cost reports are accurate and consistent with past practice accepted by the fiscal intermediary, and has appealed the notice to the Provider Reimbursement Review Board. The Company is unable to predict the outcome of this appeal and the final determination of revenue to be ultimately recognized by the Medicare program; however the Company has made adequate provision for such disallowance in its financial statements. In connection with the split-off, the Company agreed to assume all liabilities arising out of and associated with the health services business.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     In the last fiscal quarter of the 1999 fiscal year, the following matters were submitted for vote and approval of Olsten, as the sole shareholder of the
Company:

     o    the name of the Company;

     o    the Company's directors;

     o    the Company's amended and restated certificate of incorporation;

     o    the Company's amended and restated by-laws;

     o    the Company's form of severance agreements;

     o    the Company's form of change of control agreements;

     o    the Company's executive officers bonus plan;

     o    the Company's 1999 stock incentive plan;

     o the Company's stock and deferred compensation plan for non-employee directors; and

     o    the Company's employee stock purchase plan.

                                     PART II


Item 5.   Market Price for Registrant's Common Equity and Related Stockholder
-------   Matters.
          -------------------------------------------------------------------

Market Information

     During the period covered by this report, there was no established public trading market for shares of the Company's common stock. As of March 16, 2000, the Company's common stock was quoted on The Nasdaq National Market under the symbol "GTIV".

Holders

     Because the Company was a wholly-owned subsidiary of Olsten at January 2, 2000, Olsten was the only holder of the Company's common stock at that date. As of March 16, 2000, the approximate number of holders of the Company's common stock was 2,303.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities during the period covered by the report, other than the issuance of its common stock prior to the split-off, to Olsten, its former parent corporation for consideration of par value per share.

Dividends

     The Company does not expect to pay any dividends on its common stock for the foreseeable future. Any future payments of dividends and the amount of the dividends will be determined by the board of directors from time to time based on:

     o    results of operations;

     o    financial condition;

     o    cash requirements;

     o    future prospects; and

     o    other factors deemed relevant by the Company's board of directors.

     In addition, some of the Company's debt instruments and other agreements also contain restrictions of the Company's ability to declare and pay dividends. See Item 7, Part II.

Item 6.   Selected Financial Data.
-------   ------------------------

     The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended January 2, 2000. The data as of and for each of the fiscal years in the four-year period ended January 2, 2000 have been derived from the Company's audited consolidated financial statements. The consolidated financial data as of and for the fiscal year ended December 31, 1995 have been derived from the Company's unaudited financial statements and include, in the Company's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for that year. The historical consolidated financial information presents the Company's results of operations and financial position as if the Company was a separate entity from Olsten for all years presented. The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during the years covered.

                                                                    Fiscal Year Ended
                                        1995             1996             1997              1998             1999
                                        ----             ----             ----              ----             ----
                                                                                         (53 weeks)
                                                         (In thousands except for share amount)
Statement of Operations
Data
Net revenues..................      $1,369,382       $1,374,353        $1,433,854       $1,330,303        $1,489,822
Gross profit..................         525,262          511,940           520,586          421,407           505,426
Selling, general and
Administrative expenses.......         436,674          421,222           460,254          552,528           509,658
Net income (loss).............          45,163           (2,877)(1)        26,847         (101,465)(2)       (15,086)(3)
Net income (loss) per share...
                                          2.22             (.14)             1.32           (4.99)              (.74)
Average shares out-
standing (4)..................          20,345           20,345            20,345           20,345            20,345
Balance Sheet Data (at
end of year):
Working capital...............        $326,681         $334,512          $346,135         $367,915          $438,536
Total assets..................         739,438          785,341           783,478          945,738         1,063,105
Long-term debt................          86,250           86,250            86,250           86,250            --
Shareholders' equity..........         516,716          541,737           530,270          561,859           705,291

(1) Net loss in fiscal 1996 reflects merger, integration and other non-recurring pre-tax charges totaling approximately $75 million. These charges resulted from acquisition of Quantum for $39 million; $30 million of allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to our home health care business; and Quantum's charge of $5.5 million related to the settlement of shareholder litigation.

(2) Net loss in fiscal 1998 reflects non-recurring pre-tax charges and other adjustments totaling approximately $122 million. These charges resulted from $66 million related to the restructuring of the Company's businesses and a special charge of $56 million for the settlement of two federal investigations. These provisions include a reduction in revenues of $14 million, a charge to cost of sales of $15 million and $93 million in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements.

(3) Net loss for fiscal 1999 reflects a special pre-tax charge of $15.2 million for the realignment of business units as part of a new restructuring plan. This charge is included in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements.

(4) Historical earnings per share data has been computed based upon a 20,345,029 shares of common stock. Such amount is based on the number of shares of the Company's common stock issued March 15, 2000, the date of the split-off. Pursuant to the terms of the split-off, shareholders of Olsten received .25 shares of Gentiva Health Services common stock for each share of Olsten common stock or Class B common stock that they owned.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations.
          ---------------------------------------------------------------

     The historical consolidated financial information presents the results of operations and financial position as if the Company was an independent company for all years presented. The historical financial information may not be indicative of future performance and may not necessarily reflect what the Company's financial position and results of operations would have been if it were a separate stand-alone entity during the years covered. As an independent company, the Company expects to incur additional legal, risk management, tax, treasury, human resources and administrative and other expenses that it did not experience as a wholly-owned subsidiary of Olsten.

     The Company provides home health care through its caregivers, including licensed health care personnel, such as registered nurses. The Company offers a broad range of services, including:

     o    treatments for patients with chronic diseases;

     o intravenous and oral administration of drugs, nutrients and other solutions;

     o    skilled nursing care;

     o    pediatric/maternal care programs;

     o    rehabilitation and other therapies;

     o    disease management programs;

     o    home health aide and personal services care; and

     o    institutional, occupational and alternate site staffing.

     The home health care industry in which the Company operates has undergone significant changes due to government regulation. As part of the Balanced Budget Act of 1997, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare, which represents approximately 16 percent of our business. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a per-visit limit determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

     As a result of these cuts, the amount the Company gets paid has been reduced. Specifically, Medicare revenue, excluding acquisitions, was reduced as compared to the preceding year by $127 million or 40% in fiscal 1998 and $36 million or 19% in fiscal 1999. These reductions have had a negative impact on operations and liquidity.

Results of Operations

     In the quarter ended April 4, 1999, the Company recorded a special charge totaling $16.7 million for the realignment of business units as part of a new restructuring plan, including:

     o compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management;

     o asset write-offs of $6.5 million, related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses; and

     o integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed.

As of the end of fiscal 1999, substantially all of the closures and consolidation of facilities and expected terminations had occurred. These activities have resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of 1999 to reflect the change in estimate. The realignment of the business units achieved a reduction of expenses of about $3 million in 1999, due to reduced employee, lease and depreciation expenses.

     On March 30, 1999, the Company announced plans to take a special charge totaling $56 million, which was recorded in the fourth quarter of fiscal 1998. The charge was for the settlement of two federal investigations focusing on Medicare home office cost reports and certain transactions with Columbia/HCA. The agreements in connection with the settlement were finalized and signed on July 19, 1999. On August 11, 1999 Olsten paid $61 million pursuant to the settlement, about $5 million of which was previously accrued as part of the 1996 merger, integration and other non-recurring charges.

     In 1998, the Company also recorded non-recurring charges and other adjustments of $66 million, of which approximately $64 million was recorded in the second quarter and $2 million was recorded in the third quarter both related to the restructuring of business. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, significant technological investments were made in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

     Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in some closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations of facilities and employee terminations, related to this charge, have been completed. The allowance for doubtful accounts was increased because receipt of payment is highly dependent on the Company's ability to provide some evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's experience, impair its ability to provide the documentation required to collect on receivables. The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum, the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the Company's business.

     In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues in the second quarter of fiscal 1998 of $14 million in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that were imposed by Medicare under the IPS.

     The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

     At January 2, 2000, about $2.8 million, consisting primarily of severance and integration costs, remained unpaid and were included in accrued expenses.

Revenues

     Revenues increased 12 percent, or $160 million, during fiscal 1999 compared to fiscal 1998 driven by growth in specialty pharmaceutical services of 22 percent, or $128 million, staffing services of 28 percent, or $28 million, and home care nursing services of 1 percent, or $4 million. Included in home care nursing services revenues is an increase in revenue attributable to the acquisition of Columbia/HCA's home health care operations in the state of Florida, which was partially offset by declines in Medicare-related home care visits and reimbursement due to the implementation of the IPS.

     Revenues in fiscal 1998 had decreased 7 percent, or $104 million, compared to fiscal 1997, primarily as a result of a 23 percent, or $197 million, decrease in home care nursing services revenues resulting from the reduction in Medicare related home care visits due to the implementation of IPS, partially offset by a 13 percent, or $68 million, increase in specialty pharmaceutical services revenues and a 35 percent, or $25 million, increase in the staffing services business.

Gross Profit

     Gross profit margins increased in fiscal 1999 to 34 percent from 32 percent for fiscal 1998 primarily as a result of productivity enhancements, rate increases and a change of payor mix driven by the acquisition in the state of Florida in the home care nursing services business, partially offset by greater growth in the lower margin staffing services business.

     Gross profit margins had decreased in fiscal 1998 to 32 percent from 36 percent in fiscal 1997 primarily as a result of a change in the business mix reflecting growth in lower margin staffing services business and revenue decline in the Medicare portion of the home care nursing business. The negative influences on gross profit margins were partially offset by growth in the specialty pharmaceutical services.

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased to $510 million, or 34 percent of revenues, for fiscal 1999 from $553 million, or 42 percent of revenues, as compared to fiscal 1998. Excluding the effects of special charges, non-recurring charges and other adjustments recorded in both years, selling, general and administrative expenses were 33 percent of revenues during the fiscal 1999 as compared to 35 percent of revenues in fiscal 1998, primarily as a result of the impact of efficiency improvement efforts in home care nursing services and corporate administrative support departments partially offset by increased information systems costs.

     Selling, general and administrative expenses for fiscal 1998 were $553 million, or 42 percent of revenues, as compared to $460 million, or 32 percent of revenues, in fiscal 1997. Excluding the effects of the non-recurring charges and other adjustments, selling, general and administrative expenses were $460 million, or 35 percent of revenues, for fiscal 1998. The increase in selling, general and administrative expenses as a percent of revenues was primarily attributable to investments in infrastructure, including new information systems and increased expenses incurred to grow the specialty pharmaceutical services and staffing services businesses. These increases were partially offset by the cost reduction initiatives, including closing and consolidating offices in the home care services business.

Interest expense

     Interest expense of $17.0 million during fiscal 1999 was slightly lower than interest expense of approximately $17.4 million for fiscal 1998 due to the retirement of $7.7 million of Quantum's 4 3/4% convertible subordinated debentures in January 1999. Interest expense for all years represented interest on the debentures outstanding and intercompany borrowings with Olsten.

Income taxes

     The effective income tax rates on income (loss) were 28.9 percent, 31.7 percent, 37.9 percent for fiscal 1999, fiscal 1998 and fiscal 1997 respectively. The rates differ from statutory rates primarily because of non-deductible goodwill amortization and other non-deductible items.

Year 2000

     The technical infrastructure of the Company, encompassing all business applications, is Year 2000 compliant. Systems not directly related to the financial operations of the business, primarily voice communications, have also been upgraded.

     Systems critical to the Company's business, which were identified as non-year 2000 compliant, have been replaced to increase efficiencies and improve the Company's ability to provide services to customers. The new infrastructure, which is Year 2000 compliant, was completely implemented in field offices before January 1, 2000. Other systems, which required remediation, were completed before January 1, 2000. The total cost of the Company's remediation plan was about $2.5 million.

     The Company has not experienced any transactional or operational problems due to Year 2000 issues during the month of January 2000 or in any subsequent months.

Liquidity and Capital Resources

     Historically, the Company has relied on cash flow from operations and advances from Olsten to meet its operating and investing activities. In the past, when liquidity needs exceeded cash flow, Olsten provided the necessary funds. In connection with the split-off and in accordance with the separation agreement governing the split-off, the Company received approximately $32 million in cash (referred to as the true-up amount) prior to the split-off date. Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which related primarily to management fees, additional advances and interest expense on intercompany balances. The Company is no longer able to use Olsten's resources to meet its needs and has acquired third party financing, as described below, for such purposes.

     The Company received $20 million of proceeds from the issuance by Gentiva Trust, a Delaware statutory trust (the "Trust"), of 10% convertible trust preferred securities on March 15, 2000. The Company owns all the common equity in the Trust. The Trust's only asset is the 10% convertible subordinated debentures of the Company. The Company entered into a credit facility, which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to 80 percent of eligible accounts receivable, as defined. The credit facility, which expires in 2004, includes covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include: limitations on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and disposition of assets and other limitations with respect to the Company's operations. The interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent.

     As of March 16, 2000, there were no borrowings under the credit facility and approximately $19 million of standby letters of credit outstanding. As of such date, the Company had borrowing capacity of approximately $131 million under the credit facility. By October 2000, the Company will be required to repay $78.6 million of its 4-3/4% convertible subordinated debentures which mature on October 1, 2000. The Company is evaluating various options, including use of the new credit facility, to repay these debentures.

     Working capital at January 2, 2000 was $439 million, an increase of 19 percent versus $368 million at January 3, 1999. Net receivables increased to $575 million, or 27 percent, predominantly due to growth in the specialty pharmaceutical services, which historically has a longer collection period than the Company's other businesses. The Company has recently made and will continue to make investments in billing and accounts receivable systems and has realigned its billing and collection units in an effort to improve cash flow from operations.

     Management believes cash flows from operations, borrowings available under the new credit facility and any remaining proceeds received from the issuance of the 10% convertible trust preferred securities will be adequate to support the ongoing operations and to meet debt service and principal repayment requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and relocate its headquarters. If cash flows from operations or availability under the new credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

     The Company's exposure to the market risk for changes in interest rates relates to the fair value of its fixed rate Quantum debentures. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. Based on the overall interest rate exposure on the fixed rate debentures at January 2, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of long-term debt.

     Fluctuations in currency exchange rates may impact shareholder's equity. Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholder's equity as accumulated other comprehensive income (loss).

     Although currency fluctuations impact reported results of operations, such fluctuations generally do not affect cash flow or result in actual economic gains or losses. Each of the Company's subsidiaries derives revenues and incurs expenses within a single country and does not incur currency risks in connection with the conduct of normal business operations.

     Other than intercompany transactions between the United States and the Company's Canadian subsidiary, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. The Company does not engage in hedging activities and did not hold any derivative instruments at January 2, 2000.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

     The following financial statements and financial schedule of the Company are included in this report:

                                                                                   Page(s) in this Report
                 ----------------------------------------------------------------- ----------------------------
                 Report of Independent Accountants                                            F- 2
                 ----------------------------------------------------------------- ----------------------------
                 Consolidated Balance Sheets as of January 2, 2000 and January
                 3, 1999                                                                      F- 3
                 ----------------------------------------------------------------- ----------------------------



                 Consolidated Statements of Income for the three years ended
                 January 2, 2000                                                              F- 4
                 ----------------------------------------------------------------- ----------------------------
                 Consolidated Statements of Changes in Shareholders' Equity for
                 the three years ended January 2, 2000                                        F- 5
                 ----------------------------------------------------------------- ----------------------------
                 Consolidated Statements of Cash Flows for the three years ended
                 January 2, 2000                                                              F- 6
                 ----------------------------------------------------------------- ----------------------------
                 Notes to Consolidated Financial Statements                                   F- 7
                 ----------------------------------------------------------------- ----------------------------
                 Schedule II - Valuation and Qualifying Accounts for the three
                 years ended January 2, 2000                                                  F-32
                 ----------------------------------------------------------------- ----------------------------

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   Financial Disclosure.
          ---------------------------------------------------------------

         There have been no such changes or disagreements.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

     The following table sets forth certain information regarding each of the Company's directors and executive officers as of March 16, 2000:

                                        Director/Executive
                                        Officer                                      Position and Offices
Name                                    Since                            Age         with the Company
----                                    -----------------------          ---         ----------------

Victor F. Ganzi                         Nov. 1999                         52         Director

Steven E. Grabowski                     Nov. 1999                         45         Director

Stuart R. Levine                        Nov. 1999                         52         Director

Stuart Olsten                           Nov. 1999                         47         Director

Raymond S. Troubh                       Nov. 1999                         73         Director

Josh S. Weston                          Nov. 1999                         71         Director

Gail Wilensky                           Mar. 2000                         56         Director

Edward A. Blechschmidt                  Nov. 1999                         47         President, Chief
                                                                                     Executive Officer and
                                                                                     Chairman of the Board
                                                                                     of Directors

John J. Collura                         Nov. 1999                         53         Executive Vice
                                                                                     President, Chief
                                                                                     Financial Officer
                                                                                     and Treasurer

Ronald A. Malone                        Mar. 2000                         46         Executive Vice President

Robert J. Nixon                         Nov. 1999                         43         Executive Vice President

Richard C. Christmas                    Nov. 1999                         45         Senior Vice President

E. Rodney Hornbake                      Mar. 2000                         49         Senior Vice President
                                                                                     and Chief Medical
                                                                                     Officer


                                        Director/Executive
                                        Officer                                      Position and Offices
Name                                    Since                            Age         with the Company
----                                    -----------------------          ---         ----------------

Patricia C. Ma                          Nov. 1999                         38         Senior Vice President,
                                                                                     General Counsel and
                                                                                     Secretary

Terry Mitchell                          Mar. 2000                         49         Senior Vice President

Vernon A. Perry                         Nov. 1999                         48         Senior Vice President

David C. Silver                         Mar. 2000                         57         Senior Vice President

     The term of office for officers is until resignation or a succesor is appointed, other than with respect to the term of office described below under "Employment Agreement". The term of office for directors is as set forth under the heading "Classified board of directors" below.

         Victor F. Ganzi

     Mr. Ganzi has served as a director of the Company since November 1999. He served as a director of Olsten from 1998 until March 2000. He has been executive vice president of The Hearst Corporation, a diversified communications company with interests in magazine, newspaper and business publishing and television and radio stations, since March 1997 and its chief operating officer since March 1998. From 1992 to 1997, at various times Mr. Ganzi served as Hearst's senior vice president, chief financial officer and chief legal officer. From March 1995 until October 1999 he was group head of Hearst's Books/Business Publishing Group. He is a director of Hearst-Argyle Television, Inc.

         Steven E. Grabowski

     Mr. Grabowski has served as a director of the Company since November 1999. He is currently a Vice President in the Private Client Group of PaineWebber, Inc., a member of the New York Stock Exchange, where he has worked since 1991. Mr. Grabowski currently serves on the board of a not-for-profit entity named VITA Education Services. Mr. Grabowski is the brother-in-law of Mr. Olsten, a director of the Company.

         Stuart R. Levine

     Mr. Levine has served as a director of the Company since November 1999. He served as a director of Olsten from 1995 until March 2000. Since June 1996 he has served as the chairman and chief executive officer of Stuart Levine & Associates LLC, an international training company. From September 1992 to June 1996 he was Chief Executive Officer of Dale Carnegie & Associates, Inc., a global provider of corporate training in leadership and personal development. Mr. Levine currently serves as a Trustee of Long Island Jewish Health Care, and for 15 years, until 1995, he served as a Vice Chairman of North Shore Hospital. Mr. Levine is a member of the board of directors of European American Bank.

         Stuart Olsten

     Mr. Olsten has served as a director of the Company since November 1999. He served as a director of Olsten from 1986 to March 2000. From February 1999 until March 2000 he was the chairman of the board of directors of Olsten. He was vice chairman of Olsten from August 1994 to February 1999 and was president of Olsten from April 1990 to February 1999. Mr. Olsten was appointed to the board of directors of Adecco at the time of the merger of Olsten into a subsidiary of Adecco. Mr. Olsten is the brother-in-law of Mr. Grabowski, a director of the Company.

         Raymond S. Troubh

     Mr. Troubh has served as a director of the Company since November 1999. He served as a director of Olsten from 1993 to March 2000. He has been a financial consultant for more than five years. He is a director of ARIAD Pharmaceuticals, Inc., Diamond Offshore Drilling, Inc., Foundation Health Systems, Inc., General American Investors Company, Starwood Hotels and Resorts, Triarc Companies and WHX Corporation.

         Josh S. Weston

     Mr. Weston has served as a director of the Company since November 1999. He served as a director of Olsten from 1995 to March 2000. Since May 1998 he has been honorary chairman of Automatic Data Processing, Inc., a provider of computerized transaction processing, data communication and information services. He was chairman of Automatic Data Processing, Inc. from 1982 to April 1998 and was chief executive officer of Automatic Data Processing, Inc. from 1982 to August 1996. He is a director of Automatic Data Processing, Inc., J. Crew Inc., Russ Berri Corp. and Shared Medical Systems, Inc. and a trustee of Atlantic Health Systems, Inc.

         Dr. Gail Wilensky

     Dr. Wilensky has served as a director of the Company since March 2000. She has been the John M. Olin Senior Fellow at Project HOPE, an international health foundation, since January of 1993, and Chair of the Medicare Payment Advisory Commission. She served as deputy assistant to President Bush for policy development from March of 1992 to January of 1993 and as administrator of the Health Care Fi-nancing Administration from January of 1990 to March of 1992. Dr. Wilensky has also served as vice president of health affairs at Project HOPE from 1983 to 1989, and has taught economics and public policy at the University of Michigan and George Washington University. She is an elected member of the Institute of Medicine and serves as a trustee of the Combined Benefits Fund of the United Mineworkers of America and the Research Triangle Institute. She is an advisor to the Robert Wood Johnson Foundation and The Commonwealth Fund. She is a director of Advanced Tissue Sciences, ManorCare, Quest Diagnostics, St. Jude Medical, Inc., Shared Medical Systems, Inc., Syncor International, and United HealthCare.

         Edward A. Blechschmidt

     Mr. Blechschmidt has served as chief executive officer and as a director of the Company since November 1999. He served as the chief executive officer and a director of Olsten from February 1999 until March 2000. He has also been the president of Olsten since October 1998 and served as the chief operating officer of Olsten from October 1998 to February 1999. From August 1996 to October 1998 he was president and chief executive officer of Siemens Nixdorf Americas, an information technology company. From January 1996 to July 1996 he was senior vice president and chief financial officer of Unisys Corporation, a provider of information technology and consulting services. From January 1995 to December 1995 he was senior vice president and president of the United States and Canada division of Unisys Corporation. From 1990 to December 1994 he was senior vice president and president of the Pacific Asia Americas Division of Unisys Corporation.

         John J. Collura

     Mr. Collura has served as the executive vice president, chief financial officer and treasurer of the Company since November 1999. He served as senior vice president and chief financial officer of Olsten Health Services from 1998 to March 2000. From 1996 to 1998, Mr. Collura was corporate director of financial and business development operations of Partners Healthcare, an integrated healthcare delivery system that manages 42 entities. From 1995 to 1996, Mr. Collura was the chief operating officer of the Port Authority of New York and New Jersey. He also held several senior level finance positions at the Port Authority and was assistant chief executive officer. Mr. Collura is a member of the Institute of Management Accountants, where he has served as president and national board member and a member of the Healthcare Financial Management Association; he is also a board member of the Arthritis Foundation.

         Ronald A. Malone

     Mr. Malone has served as executive vice president of the Company since March 2000. Prior to joining the Company, he served in various positions with Olsten, including executive vice president of Olsten and president, Olsten

Staffing Services, United States and Canada, from January 1999 to March 2000; from March 1998 to December 1998, he served as executive vice president, Operations; from March 1997 to February 1998 he served as senior vice president, Operations and from July 1994 to February 1997 he served as senior vice president, Southeast Division.

         Robert J. Nixon

     Mr. Nixon has served as a senior vice president of the Company since November 1999. He had been a member of Olsten Health Services' senior management team since joining Olsten in 1994. From 1994 to 1999, he has served in various capacities, including as a senior vice president. Prior to joining Olsten, Mr. Nixon held positions with PediatriCare America, Critical Care America and Sherwood Medical.

         Richard C. Christmas

     Mr. Christmas has served as senior vice president of the Company since November 1999. He joined Olsten in 1992 and has served as regional director, area vice president and project manager-vice president for a business and technology reengineering project for Olsten. Prior to joining Olsten, Mr. Christmas was a regional director of Manpower Inc. and vice president of Helpmates Temporary Services.

         E. Rodney Hornbake, M.D.

     Dr. Hornbake has served as senior vice president and chief medical officer since March 2000. Before joining the Company, Dr. Hornbake served as vice president and medical director of the North Shore-Long Island Jewish Health System. Prior to that, Dr. Hornbake was chief medical officer for Aetna Professional Management Corporation and chief of medicine for the Park Ridge Health System.

         Patricia C. Ma

     Ms. Ma has served as the Company's senior vice president, general counsel and secretary since November 1999. She joined Olsten in June 1994. Since 1998 she served as general counsel and vice president. From 1994 to 1998, Ms. Ma served in various legal positions with the Company, including vice president, assistant general counsel, assistant vice president and senior counsel. Prior to joining Olsten, Ms. Ma served as assistant general counsel of National Medical Care, Inc. from 1990 to 1994.

         Terry Mitchell

     Mr. Mitchell has served as senior vice president of the Company since March 2000. Mr. Mitchell served in numerous capacities for Olsten Health Services from 1993 to March 2000. Prior to joining the Company, Mr. Mitchell had an eighteen year tenure at Marriott Corporation, including serving as senior vice president in the management and facilities management divisions.

         Vernon A. Perry, Jr.

     Mr. Perry has served as senior vice president of the company since November 1999. He joined Olsten in 1994. From 1996 to 1999, he served as senior vice president of network management. From 1994 to 1996, he served as vice president of business development, primarily responsible for the health services business development. Before joining Olsten, Mr. Perry spent twenty years in various health care management positions, including senior positions at Georgetown University Community Health Plan, Sierra Health Services and Principal Health Care.

         David C. Silver

     Mr. Silver has served as senior vice president of the Company since March 2000. He joined Olsten in 1998 as director, Human Resources Planning and Development. In April 1999 he was promoted to Vice President, Human Resources for Olsten's staffing services business. Prior to joining Olsten he held senior Human Resources positions with the Bank of Tokyo, Supermarkets General Corporation, Chase Manhattan Bank and Amerada Hess. From 1989 to 1998 he served as president of a human resources consulting firm delivering organizational change, leadership development and general human resources consulting services.

         Classified board of directors

     The board of directors is divided into three classes. Victor F. Ganzi, Dr. Gail Wilensky and Josh S. Weston, are the class 1 directors with an initial term expiring at the first annual stockholders' meeting for election of directors. Edward A. Blechschmidt, Steven E. Grabowski and Raymond S. Troubh, are the class 2 directors with an initial term expiring at the second annual stockholders' meeting for election of directors. Stuart R. Levine and Stuart Olsten, are the class 3 directors with an initial term expiring at the third annual stockholders meeting for the election of directors. After their initial terms, directors will generally serve for three years.

         Committees of the board of directors

     The board of directors has an audit committee, a human resources and compensation committee and an executive committee. The audit committee recommends the appointment of auditors and oversees accounting and audit functions and other key financial matters of the Company. In addition, the audit committee oversees compliance matters as well as the implementation of the corporate integrity agreements described under the heading "Legal Proceedings". Messrs. Ganzi and Troubh and Dr. Wilensky will serve as the audit committee's members. The human resources and compensation committee oversees compensation and benefit programs. Messrs. Levine, Troubh and Weston will serve as members of the human resources and compensation committee. The executive committee acts for the entire board of directors between board meetings. Messrs. Blechschmidt, Ganzi, Olsten and Weston serve as members of the executive committee.

         Director compensation

     Each non-employee member of the board of directors will receive an annual retainer of $25,000 up to half of which such director may elect to receive in cash, paid quarterly, the remainder of which will be paid in shares of the Company's common stock. In addition, any non-employee directors who act as chair of a committee of the board will receive $2,000 annually for acting as a chairperson. Non-employee directors will also receive $1,000 for each board or committee meeting they attend ($500 if attendance is by telephone). All directors, regardless of whether or not they are employees, will receive reimbursement for out-of-pocket expenses incurred in connection with attending meetings. Upon initial election to the board, each non-employee director will receive stock options exercisable for up to 5,000 shares of the Company's common stock with future grants to be determined by the board of directors.

Item 11.  Executive Compensation.
--------  -----------------------

     Set forth below is information regarding the compensation during Olsten's 1999 fiscal year for the people who served as chief executive officer of or in a similar capacity for the Company and the four other most highly compensated officers of the Company (collectively referred to as the "named officers"). During this period, the named officers, other than Mr. Blechschmidt who was employed by Olsten and paid by Olsten, were the Company's employees and all compensation was paid by the Company. After March 15, 2000, all of the named officers who continued with the Company, became employees of the Company and the compensation of the named officers and all of the other officers was determined by the human resources and compensation committee of the Company.

                                                                                   Long Term Compensation
                                                                                           Awards
                                                                                   -----------------------

                                                        Annual Compensation                    Securities
                                                        -------------------       Restricted   Underlying    All Other
                                                                 Other Annual        Stock      Options/    Compensation
Name and Principal Position     Year (1) Salary($)  Bonus($)  Compensation($)(2)  Award(s)($)    SARS(#)       ($)(3)
---------------------------     -------- ---------  --------  ------------------  -----------    -------       ------
Edward A. Blechschmidt            1999   721,538    400,000         19,194             0         311,604       101,547
President, Chief Executive
Officer and Chairman of
the Board

Robert A. Fusco (4)               1999   600,000    100,000          2,312             0         103,868        50,040
Former President

Robert J. Nixon                   1999   357,885     80,000              0             0          41,547        28,250
Executive Vice President

John J. Collura                   1999   311,346     90,000        154,374             0          41,547        23,727
Executive Vice President, Chief
Financial Officer and Treasurer

Terry Mitchell                    1999   288,648          0               0            0          20,774        22,018
Senior Vice President

Richard Christmas                 1999   186,004     60,000               0            0           6,232        18,180
Senior Vice President

(1) Since the Company was not a reporting company during the three immediately preceding fiscal years, information with respect to the 1999 fiscal year is reflected in the table.

(2)  Gross-up of taxable portion of fringe benefit.

(3) Represents profit sharing and matching contributions by Olsten for the named officers pursuant to Olsten's Non-Qualified Retirement & Savings Plan for selected management employees.

(4) Mr. Fusco resigned from his position as President of the health services business of Olsten in late 1999. As of March 15, 2000, Mr. Fusco was no longer employed by the Company.

Option Grants
-------------

     The table below sets forth further information concerning the grant of stock options to the named officers by Olsten during Olsten's 1999 fiscal year.

                    Olsten Stock Option Grants in Fiscal 1999

                                 Individual Grants                                           POTENTIAL REALIZABLE VALUE AT
                                 -----------------                                              ASSUMED ANNUAL RATES OF
                                                                                                      STOCK PRICE
                                                                                                APPRECIATION FOR OPTION
                                                                                                        TERM(3)
                                                                                             ------------------------------
                           Number of           % of Total
                          Securities            Options
                          Underlying           Granted to        Exercise
                            Options           Employees in         Price       Expiration
Name                     Granted(#)(1)       Fiscal Year(2)       ($/Sh)          Date           5%($)           10%($)
----                     -------------       --------------       ------          ----           -----           ------

Edward A.
Blechschmidt                 311,604               30.1            $3.49          2/10/09        $683,923         $1,733,192

Robert A. Fusco              103,868               10.0            $3.61          3/15/01         $42,492            $87,484

Robert J. Nixon               41,547                4.0            $3.61          1/5/09          $94,335           $239,063

John J. Collura               41,547                4.0            $3.61          1/5/09          $94,335           $239,063

Terry Mitchell                20,774                2.0            $3.61          1/5/09          $41,289           $104,636

Richard Christmas              6,232                 .6            $3.61          1/5/09          $14,150            $35,859

(1) The options were originally granted as options to buy Olsten's common stock at an exercise price equal to the fair market value of the Olsten common stock on the date of the grant. At the time of the split-off, all options to buy Olsten common stock held by the Company's employees were converted to options to buy the Company's common stock. The numbers of securities reflected in the table give effect to the conversion of Olsten options to the Company's options on the date of the split-off.

(2) The percentages shown are based upon the total options granted to all of the Company's employees in 1999, excluding grants awarded to Olsten employees.

(3) The dollar amounts under the indicated columns are the result of calculations at the 5% and 10% rates set forth by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the Company's stock price.

Aggregated option exercises in Gentiva's 1999 fiscal year and 1999 fiscal year end option values.

     The table below sets forth information with respect to the named officers concerning the exercise of stock options during the Company's 1999 fiscal year and unexercised options held as of the end of that year.

                                                                     Number of Securities                    Value of Unexercised
                                                                          Underlying                             In-the-Money
                                                                 Unexercised Options at 1999                      Options at
                                                                     Fiscal Year End (#)                   1999 Fiscal Year End ($)
                                                                     -------------------                   ------------------------
                           Shares
                         Acquired on      Value
         Name            Exercise(#)    realized    Exercisable         Unexercisable(1)       Exercisable         Unexercisable(1)
         ----            -----------    --------    -----------         -------------          -----------         -------------

Edward A. Blechschmidt           0           0          83,094               643,981               215,000             1,469,375
Robert A. Fusco                  0           0         358,343               420,665                19,141               248,047
Robert J. Nixon                  0           0          86,209               159,957                13,672               117,266
John J. Collura                  0           0          12,983                80,497                13,672               117,266
Terry Mitchell                   0           0          49,337                37,912                     0                38,125
Richard Christmas                0           0           8,050                19,475                 3,849                25,661

(1) All such options were accelerated on March 15, 2000 in connection with the split-off and in accordance with the 1994 Olsten Stock Option Plan.

Employment Agreement

     On March 14, 2000, the Company entered into an employment agreement with Mr. Blechschmidt, the current president, chief executive officer and chairman of the board of directors. The agreement became effective on March 15, 2000 and will be in effect for a period of three years. During the term of the agreement, Mr. Blechschmidt will receive: (1) a base salary of $600,000 per year, and (2) an annual bonus, based on the achievement of target levels of performance, with target bonus equal to 80 percent of his base salary and the maximum bonus equal to 120 percent of his salary. However, Mr. Blechschmidt's bonus will not be less than 50 percent of his base salary for 2000. Mr. Blechschmidt will also receive customary benefits, perquisites and reimbursement for expenses.

     The agreement provides that Mr. Blechschmidt's employment will terminate:

     o    upon the death or disability of Mr. Blechschmidt,

     o    upon termination of his employment for cause,

     o    for termination of his employment without cause, or

     o    termination of his employment for good reason by Mr. Blechschmidt.

     In the event his employment is terminated as a result of his death or disability, he or his estate will be entitled to receive his earned salary, vested benefits and accelerated vesting of his accrued pension benefits. He will not be entitled to severance benefits. In the event the agreement is terminated for cause by the Company he will be entitled to receive earned salary and vested benefits and will not be entitled to severance benefits. In the event the agreement is terminated for good reason by Mr. Blechschmidt or without cause by the Company he will be entitled to earned salary, vested benefits, severance benefits and accelerated vesting of his accrued pension benefits and continued medical benefits for up to two years. Severance benefits as referred to in this section, are equal to two times Mr. Blechschmidt's base salary, so long as Mr. Blechschmidt does not receive any amounts under his change in control agreement.

     The agreement also restricts Mr. Blechschmidt's ability to engage in any of the Company's business lines in the United States and Canada for the term of the agreement and during the nine months after termination of his employment, other than termination without cause and termination for good reason. It also contains confidentiality provisions and provisions for non-solicitation of the Company's employees.

     Mr. Blechschmidt has entered into a change in control agreement with the Company, similar to the terms described below.

Change in Control Agreements

     The following officers of the Company are parties to change in control agreements in connection with their employment with the Company: Edward A. Blechschmidt, John J. Collura, Ronald A. Malone, Robert J. Nixon, Richard C. Christmas, Patricia C. Ma, Terry Mitchell, Vernon A. Perry and David Silver. These agreements have a term of three years, commencing on March 15, 2000. They generally provide benefits in the event: (1) the employee's employment is terminated by the Company and the termination is not for cause or is by the employee for good reason (as specified in the agreement) and (2) the termination is within three years after a change in control of the Company. In addition, these executive officers will receive the benefit of their agreements if they were terminated by the Company without cause up to a year before a change in control, if their termination arose in connection with the change in control.

     The benefits conferred under these agreements generally will include the following:

     o a cash payment equal to either one or two times the employee's base salary and target bonus;

     o continued benefits for the lesser of two years following the termination or until the employee obtains comparable benefits from another employer;

     o immediate vesting of any stock options held by the employee (those options would remain exercisable for one year following the termination, but not beyond the original full term); and

     o    full vesting of retirement and deferred compensation benefits.

     Under certain circumstances the benefits could be reduced in order to avoid the incurrence of excise taxes by the employees.

     Under the agreements, a change in control is defined to include the following events:

     o a person or group (with certain exceptions for the Olsten family) beneficially owns at least 25 percent or more of the voting stock;

     o either the directors (and their approved successors) cease to constitute a majority of the board of directors or a majority of the persons nominated by the board of directors for election fails to be elected;

     o a merger of the Company if the stockholders do not own a majority of the stock of the surviving company or if the members of the board of directors do not constitute a majority of the directors of the surviving company's board;

     o    if the company is liquidated; or

     o    if all or substantially all of the assets are sold.

     In addition, the change in control agreements provide that if an employee substantially prevails in a dispute with the Company relating to their agreement, the Company will pay that employee's attorney's fees which result from their suit. The employees who have these agreements are not required to seek other employment or otherwise mitigate any damages they are caused as a result of a change in control, but they are required to keep the Company's confidential information private.

Severance Agreements

     The executive officers of the Company are parties to severance agreements in connection with their employment with the Company. These severance agreements generally provide that, in the event the executive officer is terminated other than for cause or has his/her base salary reduced in a situation that is not part of a general salary reduction, the executive officers have the right to receive payments for periods ranging from one to two years in an amount based on that executive's base salary at the time of termination. Additionally, the severance agreements provide that the Company will provide these executive officers with health benefits based on their benefit levels at the time of termination for the same period or until they obtain similar health benefits elsewhere.

Executive Officers Bonus Plan

     The board of directors of the Company adopted an executive officers bonus plan under which the executive officers may be entitled to receive a bonus contingent upon the achievement of performance goals. The purpose of the plan is to provide the executives with an opportunity to earn a bonus as an incentive and reward for their leadership, ability and exceptional service. The plan will be administered by the human resources and compensation committee of the board of directors. The committee will be able to:

     o    establish performance goals for the granting of bonuses for each year;

     o    determine the executives who are eligible to take part in the plan;

     o determine whether the performance goals for any year have been achieved;

     o    authorize payment of bonuses under the plan;

     o adopt, alter and repeal the administrative rules, guidelines and practices governing the plan; and

     o    interpret the terms and provisions of the plan.

     Currently, all executives officers are eligible to participate in the executive officers bonus plan.

     The amount of any bonus granted to any of the executives for any year can not be more than the lesser of 200 percent of the executive's annual base salary or $2.5 million. Performance goals may vary from executive to executive and will be based upon some of the following performance criteria, as the committee may deem appropriate:

     o appreciation in stock value, total stockholder return, earnings per share;

     o    operating income, net income, pro forma net income;

     o    return on equity, return on designated assets, return on capital;

     o    economic value added, earnings, revenues, expenses;

     o operating profit margin, operating cash flow, gross profit margin, net profit margin;

     o    employee turnover, employee headcount, labor costs; and

     o    customer service and accounts receivable.

     A copy of the Executive Officers Bonus Plan is incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000.

1999 Stock Incentive Plan

     The board of directors of the Company adopted a 1999 stock incentive plan. The plan was adopted in order to enhance the Company's ability to attract and retain highly qualified officers, employees, consultants and directors, and to better enable those persons to participate in long-term success and growth. The plan will provide for discretionary grants of stock options which may be either incentive stock options or nonqualified options. The plan will be administered by the human resources and compensation committee of the board of directors.

     The committee has the power to select the eligible employees, consultants and directors to whom stock options are to be granted under the plan and to determine the terms and conditions of each stock option granted under the plan. The committee will be able to determine the number of shares of common stock to be covered by each award. The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director in any calendar year, however, is 300,000. The chief executive officer may award options to purchase up to 10,000 shares of common stock to employees who are not officers or directors. A total of 5,000,000 shares of common stock are reserved for issuance upon exercise of stock options granted under the plan.

     A copy of the 1999 Stock Incentive Plan is attached as an exhibit hereto.

Stock & Deferred Compensation Plan

     The board of directors of the Company adopted a stock & deferred compensation plan for non-employee directors which provides for payment of annual retainer fees of $25,000 for non-employee directors in a combination of cash and shares of common stock. Non-employee directors may elect to receive up to 50 percent of the total compensation in cash payable in quarterly installments. The plan was adopted in order to enhance the Company's ability to attract and retain highly qualified non-employee directors. About eight persons are eligible to participate in this plan.

     A total of 150,000 shares of common stock are reserved for issuance under the plan. Each of the non-employee director's annual retainer fee will be paid in shares of common stock in an amount (rounded to the nearest 100 shares) determined by dividing the amount of compensation received in stock by the average closing price of shares of common stock on The Nasdaq National Market for the ten trading days immediately prior to the annual stockholders meeting at which directors are elected or reelected. Non-employee directors can elect to defer the retainer fee shares. Amounts deferred are credited in the form of share units to a share unit account. If any dividends are payable on shares of our common stock during the deferral period, non-employee directors shall have dividend equivalents of an equal amount paid to them in cash.

     A copy of the 1999 Stock and Deferred Compensation Plan is attached as an exhibit hereto.

Employee Stock Purchase Plan

     The board of directors of the Company adopted an employee stock purchase plan under which employees may be entitled to purchase common stock. The plan was adopted in order to provide eligible employees the opportunity to purchase common stock, enhance the Company's ability to attract and retain highly-qualified personnel, and to better enable such persons to participate in long-term success and growth. The plan will be administered by the human resources and compensation committees;

     All of the Company's employees and the employees of its subsidiaries who have been employed for at least eight months (or another period determined by the committee not in excess of two years) will be eligible to purchase stock under this plan, except that employees whose customary employment is twenty hours or less per week will be excluded. The committee has the power to determine the terms and conditions of each offering of common stock to employees under the plan. The committee may also determine the number of shares of common stock to be covered by each offering. The maximum number of shares of common stock which may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan.

     A copy of the 1999 Employee Stock Purchase Plan is incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management.
--------  -----------------------------------------------------------------

     The following table sets forth as of March 16, 2000, the amount of common stock beneficially owned by:

     o    each director of the Company;

     o    the named officers of the Company;

     o    all officers and directors of the Company as a group; and

     o all persons who beneficially own more than five percent of common stock.

                                                                                                                   Percent
                               Name of Beneficial Owner                                    Number of                Owned
                               ------------------------                                   Shares Owned      (if more than 1%)
                                                                                          ------------      -----------------

Edward A. Blechschmidt(1)(2).....................................................           755,075               3.58
Richard C. Christmas(2)(3).......................................................            27,525
John J. Collura(2)(3)............................................................            93,481
E. Rodney Hornbake(2)...........................................................                 0
Patricia C. Ma(2)(3).............................................................            34,068
Ronald A. Malone.................................................................                 0
Terry Mitchell(2)(4).............................................................            88,124
Robert J. Nixon(2)(5)............................................................           248,666               1.21
Vernon A. Perry(2)(3)............................................................            85,274
David C. Silver(2)(3)............................................................             4,155
Victor F. Ganzi(2)...............................................................               750
Steven Grabowski(2)(6)...........................................................         1,311,277               6.45
Stuart Levine(2).................................................................             2,063
Stuart Olsten(2)(7)..............................................................         1,559,998               7.67
Raymond S. Troubh(2).............................................................            36,149
Josh S. Weston(2)................................................................             2,487
Gail Wilensky....................................................................                 0
Cheryl Olsten(2)(8)..............................................................         1,311,277               6.45
Miriam Olsten(2)(9)..............................................................         1,020,578               5.02
Greenhaven Associates............................................................         1,938,850               9.53
  Three Manhattanville (12)
  Purchase, NY  10577
Pacific Financial Research(13) ..................................................         1,533,350                7.5
  9601 Wilshire Boulevard
  Beverly Hills, CA
First Manhattan Co.(14) .........................................................           879,347                5.1
  437 Madison Avenue
  New York, NY
All executive officers and directors as a group (17 persons)(11).................         3,563,732(11)          16.46

(1) Mr. Blechschmidt's holding includes 23,000 shares owned directly and 5,000 shares owned by his wife, as to which shares he disclaims beneficial ownership, and 727,075 shares that may be acquired within 60 days through the exercise of options.

(2) Excludes shares of convertible trust preferred securities that such person has purchased. The convertible trust preferred securities are convertible into our common stock based on a conversion price of 17.5 percent over the average closing stock price of our common stock during the 10 trading days following the first earnings announcement after the date of the split-off. See "Certain Relationships and Related Transactions".

(3) Includes shares that may be acquired within 60 days through the exercise of options.

(4) Includes 87,249 shares that may be acquired within 60 days through the exercise of options.

(5) Includes 246,166 shares that may be acquired within 60 days through the exercise of options.

(6) Mr. Grabowski's holdings include 425 shares owned directly and 1,310,852 shares beneficially owned by his wife, Cheryl Olsten, as to which shares he disclaims beneficial ownership. See footnote (8).

(7) Mr. Stuart Olsten's holdings include 874,008 shares owned of record and 300 shares owned of record by his wife, as to which shares he disclaims beneficial ownership. Mr. Olsten has shared voting and investment power as a trustee with respect to 630,709 shares owned by a trust for his and his sister's benefit. He has shared voting and investment power as a trustee with respect to 11,250 shares owned by a trust for the benefit of his son, 22,500 shares owned by two trusts for the benefit of his niece and nephew and 20,901 shares owned by a trust for the benefit of his descendants, as to which shares he disclaims beneficial ownership. His holdings further include 330 shares held in a custodial account for his daughter, as to which shares he disclaims beneficial ownership.

(8) Ms. Cheryl Olsten owns of record 625,492 shares and has shared voting and investment power as a trustee with respect to 630,709 shares owned by a trust for her and her brother's benefit. Ms. Olsten has shared voting and investment power as a trustee with respect to 22,500 shares owned by two trusts for the benefit of her two children, 11,250 shares held by a trust for the benefit of her nephew, 20,901 shares owned by a trust for the benefit of her descendants, as to which shares she disclaims beneficial ownership. Ms. Olsten's holdings also include 425 shares beneficially owned by her husband, Mr. Grabowski, as to which shares she disclaims beneficial ownership.

(9) Mrs. Miriam Olsten owns 785,276 shares. She has sole voting and investment power with respect to 234,202 shares held under a trust for the benefit of one of her children, of which she is trustee, and as to which shares she disclaims beneficial ownership.

(10) Includes shares that may be acquired by executive officers within 60 days through the exercise of options.

(11) In order to avoid counting shares attributable to two person twice, in calculating the amounts and percentage, 685,360 shares were deducted to give effect to beneficial ownership reflected for both Mr. Grabowski and Mr. Olsten.

(12) Based on a Schedule 13G/A dated March 16, 2000 and filed with the Securities and Exchange Commission, Greenhaven Associates has sole voting and dispositive power as to 732,900 shares and shared dispositive power as to 1,205,850 shares.

(13) Based on a Schedule 13G dated February 11, 1999 and filed with the Securites and Exchange Commission, Pacific Financial Research held sole voting power and sole dispositive power as to all of such shares.

(14) Based on a Schedule 13G for Olsten dated February 9, 2000 and filed with the Securites and Exchange Commission, First Manhattan Co. held sole voting power and sole dispositive power as to 47,500 of such shares, shared voting power as to 769,572 of such shares and shared dispositive power as to 831,847 of such shares.


Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     In connection with the split-off, the Company entered into various agreements with Olsten and Adecco governing the terms of the split-off, including the separation agreement. Additionally, on March 15, 2000 the Company entered into an agreement with Olsten and a subsidiary of Olsten, pursuant to which the Company agreed to assume the obligations of a lease for a property of such subsidiary on September 16, 2000. The rental payments under that lease are as follows: from September 16, 2000 to December 31, 2000, $242,000; for fiscal year 2001, $877,000; for fiscal year 2002, $906,000; for fiscal year 2003, $934,000; for fiscal year 2004, $964,000; and thereafter $2,732,000.

     On March 15, 2000 some of the Company's directors and officers, members of the Olsten family and some other investors, purchased approximately $20 million of 10% convertible trust preferred securities issued by the Trust. The investments are in the following aggregate amounts: Miriam Olsten, $7.35 million; Mr. Blechschmidt, $1.25 million; Stuart Olsten and Cheryl Olsten, $1 million each; Mr. Troubh $650,000; Messrs. Ganzi and Weston, $600,000 each; Mr. Levine $250,000; Mr. Fusco, $200,000; Messrs. Mitchell, Malone and Nixon, $100,000 each; Mr. Collura and Dr. Hornbake, $50,000 each; Messrs. Christmas, Perry and Silver and Ms. Ma, $25,000 each, other personnel an aggregate of $50,000 and other investors, an aggregate of $6.55 million. The convertible trust preferred securities were offered in a private placement exempt from the registration requirements of the Securities Act. The Company made a $618,600 investment in the Trust to acquire its common securities. The Company issued $20,618,600 of convertible subordinate debentures to the Trust on the same terms as the 10% convertible preferred securities in exchange for $20,618,600.

     The convertible trust preferred securities are mandatorily redeemable five years after issuance and the trust may redeem the securities at any time after issuance at a declining premium over face amount. Upon a change of control, the holders of convertible trust preferred securities may require the trust to purchase these securities at 100% of their face amount. Dividends are payable quarterly in cash at the rate of 10 percent per annum, but the trust may defer dividend payments for up to a total of twenty quarters, in which case dividends will accrue. During any such deferral period, the Company's ability to, among other things, pay dividends and redeem certain capital stock, may be restricted under the terms of the convertible trust preferred securities. The convertible trust preferred securities are convertible into the Company's common stock at a conversion price on the basis of 17.5 percent over the average closing stock price of the Company's common stock during the 10 trading days following the first earnings announcement after the first quarter of 2000.

     Mr. Stuart Olsten has agreed not to compete with the Company for a period of four years from March 16, 2000. In return for this agreement, the Company will pay him a lump sum of $250,000 in April 2000. Ms. Maureen McGurl, a former executive officer of Olsten, has been retained as a consultant of the Company for a payment of $200,000, payable during the term of her 6 month consulting period. In addition, Mr. Robert A. Fusco, the past president of Olsten's health services business, did not continue with the Company after March 15, 2000.

The Company paid him $2.0 million on March 15, 2000 pursuant to his change in control agreement.

     Messrs. Blechschmidt and Olsten will be compensated by the Company, on an after tax basis, for excise taxes (no more than $1.0 million in excise taxes in the case of Mr. Olsten) imposed by reason of the receipt of amounts payable under their separation, consulting and non-competition agreements with Olsten and its parent company, Adecco. The base tax amount for Mr. Blechschmidt is estimated to be approximately $815,000 and will be accrued in the first quarter of 2000.

                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
--------  ------------------------------------------------------------------

(a) (1)  Financial Statements

          -    Report of Independent Accountants
          -    Consolidated Balance Sheets as of January 2, 2000 and January 3,
               1999
          - Consolidated Statements of Income for the three years ended January 2, 2000
          - Consolidated Statements of Changes in Shareholders' Equity for the three years ended January 2, 2000
          - Consolidated Statements of Cash Flows for the three years ended January 2, 2000
          -    Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedules

          -    Schedule II - Valuation and Qualifying Accounts

(a) (3)   Exhibits

Exhibit Number             Description
--------------             -----------

     3.1  Restated Certificate of Incorporation of Company(1)

     3.2  Restated By-Laws of Company(1)

     4.1  Specimen of common stock(3)

     4.2 Indenture dated October 8, 1993, between Quantum Health Resources Inc. and First Trust National Association, as Trustee(1)

     4.3 Supplemental Indenture dated June 28, 1996, between Quantum Health Resources Inc. and First Trust National Association, as Trustee(1)

     4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock(1)

     4.5 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(2)

     4.6 Second Supplemental Indenture dated March 15, 2000, between Quantum Health Resources, Inc. and U.S. Bank Trust National Association (formerly known as First Trust National Association) as Trustee

     4.7 Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securites dated March 9, 2000.

     4.8 Indenture between the Company and Wilmington Trust Company dated March 15, 2000

     10.1 Separation Agreement dated August 17, 1999, among Olsten Corporation, Aaronco Corp. and Adecco SA(1)

     10.2 Omnibus Amendment No. 1 dated October 7, 1999, by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp.(1)

     10.3 Form of Rights Agreement dated March 2, 2000 between the Registrant and EquiServe Limited Partnership, as rights agent(1)

     10.4 Company's Executive Officers Bonus Plan(1)

     10.5 Company's 1999 Stock Incentive Plan

     10.6 Company's Stock & Deferred Compensation Plan for Non-Employee
          Directors

     10.7 Company's Employee Stock Purchase Plan(1)

     10.8 Omnibus Amendment No. 2 dated January 18, 2000, by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation(1)

     10.9 Loan and Security Agreement by and between Fleet Capital Corp., on behalf of the lenders named therein, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein, dated March 13, 2000

     10.10 Form of Employment Agreement with Edward A. Blechschmidt(2)

     10.11 Form of Change in Control Agreement with Executive Officers of
           Company

     10.12 Form of Change in Control Agreement with Edward A. Blechschmidt

     10.13 Form of Severance Agreement with Executive Officers of Company(2)

     21.1  List of Subsidiaries of Company(2)

     23.1  Consent of PricewaterhouseCoopers LLP, independent accountants

     27    Financial Data Schedule

     (1) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

     (2) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

     (3) Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

     (4) Incorporated by reference to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 dated March 27, 2000 (File No. 333-88663)

B.   Report on Form 8-K
     ------------------

     No reports on Form 8-K have been filed during the last quarter for the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENTIVA HEALTH SERVICES, INC.



Date:   April 3, 2000               By: /s/ EDWARD A. BLECHSCHMIDT
                                        ---------------------------------
                                        Edward A. Blechschmidt
                                        President and Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   April 3, 2000               By: /s/ EDWARD A. BLECHSCHMIDT
                                        ------------------------------
                                        Edward A. Blechschmidt
                                        President and Chief
                                        Executive Officer


Date:   April 3, 2000               By: /s/ JOHN J. COLLURA
                                        ------------------------------
                                        John J. Collura
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)


Date:   April 3, 2000               By: /s/ VICTOR F. GANZI
                                        ------------------------------
                                         Victor F. Ganzi
                                         Director


Date:   April 3, 2000               By: /s/ STEVEN E. GRABOWSKI
                                        ------------------------------
                                         Steven E. Grabowski
                                         Director

Date:   April 3, 2000               By: /s/ STUART R. LEVINE
                                        ------------------------------
                                         Stuart R. Levine
                                         Director


Date:   April  , 2000               By:
                                        ------------------------------
                                         Stuart Olsten
                                         Director


Date:   April 3, 2000               By: /s/ JOSH S. WESTON
                                        ------------------------------
                                         Josh S. Weston
                                         Director


Date:   April 3, 2000               By: /s/ RAYMOND S. TROUBH
                                        ------------------------------
                                         Raymond S. Troubh
                                         Director


Date:   April  , 2000               By:
                                        ------------------------------
                                         Gail Wilensky
                                         Director

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.

Report of Independent Accountants.........................................  F-2

Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999.....  F-3

Consolidated Statements of Income for the three years
  ended January 2, 2000...................................................  F-4

Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended January 2, 2000 .......................  F-5

Consolidated Statements of Cash Flows for the three years
  ended January 2, 2000...................................................  F-6

Notes to Consolidated Financial Statements................................  F-7

Schedule II - Valuation and Qualifying Accounts for the
  three years ended January 2, 2000.......................................  F-32

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
         Gentiva Health Services, Inc. and Subsidiaries:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and Subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







New York, New York
March 15, 2000

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        January 2, 2000         January 3, 1999
ASSETS
Current assets
   Cash and cash equivalents                                                 $    2,942              $    799
   Receivables, less allowance for doubtful
     accounts of $36,759 and $25,596, respectively                              575,460               452,318
   Inventories                                                                   93,218                90,276
   Prepaid expenses and other current assets                                     87,611                83,746
                                                                             ----------             ---------
         Total current assets                                                   759,231               627,139

Fixed assets, net                                                                51,809                60,877
Intangibles, principally goodwill, net of accumulated amortization
   of $95,898 and $85,305, respectively                                         250,297               256,116
Other assets                                                                      1,678                 1,606
                                                                             ----------             ---------
                                                                             $1,063,015              $945,738
                                                                             ==========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                         $   78,562              $     --
   Accounts payable                                                             114,197                93,210
   Accrued expenses                                                              76,746               118,627
   Payroll and related taxes                                                     20,020                24,109
   Insurance costs                                                               31,170                23,278
                                                                             ----------             ---------
         Total current liabilities                                              320,695               259,224

Long-term debt                                                                      --                 86,250
Other liabilities                                                                37,029                38,405

Shareholders' equity
   Common stock, $.10 par value; authorized 100,000,000 shares;
     issued and outstanding 20,345,029 shares                                     2,035                 2,035
   Additional paid-in capital                                                   725,998               567,525
   Accumulated deficit                                                          (20,370)               (5,284)
   Accumulated other comprehensive loss                                          (2,372)               (2,417)
                                                                             ----------             ---------
         Total shareholders' equity                                             705,291               561,859
                                                                             ----------             ---------
                                                                             $1,063,015              $945,738
                                                                             ==========              ========
See notes to consolidated financial statements.


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          For the Fiscal Years Ended
                                                                    1999             1998              1997
                                                                    ----             ----              ----
                                                                                  (53 Weeks)
Net revenues                                                     $1,489,822        $1,330,303       $1,433,854

Cost of services sold                                               984,396           908,896          913,268
                                                                 ----------        ----------       ----------
   Gross profit                                                     505,426           421,407          520,586

Selling, general and administrative expenses                        509,658           552,528          460,254

Interest expense, net                                                 3,975             4,414            4,351

Interest expense on intercompany debt                                13,000            13,000           13,000
                                                                 ----------        ----------       ----------
   Income (loss) before income taxes and minority interest          (21,207)         (148,535)          42,981
Income tax expense (benefit)                                         (6,121)          (47,070)          16,298
                                                                 ----------        ----------       ----------
   Income (loss) before minority interest                           (15,086)         (101,465)          26,683

Minority interest                                                        --                --              164
                                                                 ----------        ----------       ----------

   Net income (loss)                                             $  (15,086)        $(101,465)       $  26,847
                                                                 ==========        ==========       ==========
SHARE INFORMATION:
   Basic and diluted earnings (loss) per share
     Net income (loss)                                                $(.74)           $(4.99)         $  1.32
                                                                 ==========        ==========       ==========

     Average shares outstanding                                  20,345,029        20,345,029       20,345,029
                                                                 ==========        ==========       ==========

See notes to consolidated financial statements.


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                Retained       Accumulated
                                                                Additional      earnings          other
                                       Common Stock              paid-in      (accumulated    comprehensive
                                   Shares         Amount         capital        deficit)          loss         Total
                                   ------         ------         -------        --------          ----         -----

Balance at December 29, 1996     20,345,029       $2,035         $472,426       $ 69,334       $(2,058)       $541,737
   Comprehensive income
   (loss):
     Net income and cumulative           --           --               --         26,847          (171)         26,676
       translation adjustment
   Net transactions with Olsten          --           --          (38,143)            --            --         (38,143)
                                -----------     --------        ---------      ---------       -------        --------

Balance at December 28, 1997     20,345,029        2,035          434,283         96,181        (2,229)        530,270
   Comprehensive income
   (loss):
     Net loss and cumulative
       translation adjustment            --           --               --       (101,465)         (188)        (101,653)
   Net transactions with Olsten          --           --          133,242             --            --          133,242
                                -----------     --------        ---------       --------       -------        --------

Balance at January 3, 1999       20,345,029        2,035          567,525         (5,284)       (2,417)        561,859
   Comprehensive income
   (loss):
     Net loss and cumulative
       translation adjustment            --           --               --        (15,086)           45         (15,041)
   Net transactions with Olsten          --           --          158,473             --            --         158,473
                                -----------     --------        ---------       --------       -------        --------

Balance at January 2, 2000       20,345,029       $2,035         $725,998       $(20,370)      $(2,372)       $705,291
                                ===========     ========        =========       ========       =======        ========
See notes to consolidated financial statements.


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        For the Fiscal Years Ended
                                                               1999                 1998                1997
                                                                                (53 Weeks)
OPERATING ACTIVITIES:
Net income (loss)                                              $(15,086)            $(101,465)         $26,847
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                               33,625                31,401           29,493
     Provision for doubtful accounts                             38,687                24,046           25,884
     Loss on disposal of fixed assets                             1,909                 4,202            2,944
     Deferred income taxes                                       13,047               (17,556)           2,679
     Minority interest in results of operations of
       consolidated subsidiaries                                     --                    --              164
     Changes in assets and liabilities, net of
       effects from acquisitions and dispositions:
         Accounts receivable                                   (161,829)              (53,454)         (89,089)
         Inventories                                             (2,942)              (33,383)          (4,453)
         Prepaid expenses and other current assets              (18,219)                9,073            8,749
         Current liabilities                                    (29,755)               70,425           15,274
         Other, net                                                (902)                2,836            1,708
                                                             ----------             ---------         --------
     Net cash provided by (used in) operating
       activities                                              (141,465)              (63,875)          20,200
                                                             ----------             ---------         --------
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired                 (1,724)              (33,989)          (4,256)
Purchases of fixed assets, net                                  (19,001)              (34,579)         (23,072)
Proceeds from sale of investment securities                          --                    --            9,415
                                                             ----------             ---------         --------
     Net cash used in investing activities                      (20,725)              (68,568)         (17,913)
                                                             ----------             ---------         --------
FINANCING ACTIVITIES:
Net transactions with Olsten                                    158,473               133,242          (38,143)
Book overdrafts                                                  12,664                    --               --
Retirement of long-term debt                                     (6,804)                   --               --
                                                             ----------             ---------         --------
     Net cash provided by (used in) financing
       activities                                               164,333               133,242          (38,143)
                                                             ----------             ---------         --------
Net increase (decrease) in cash and cash equivalents              2,143                   799          (35,856)
Cash and cash equivalents at beginning of year                      799                    --           35,856
                                                             ----------             ---------         --------
Cash and cash equivalents at end of year
                                                             $    2,942             $     799         $     --
                                                             ==========             =========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                                $    3,975             $   4,096         $  4,096

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Background and Basis of Presentation

Background

     On August 18, 1999, Olsten Corporation ("Olsten") announced its intention to create a separate publicly traded company (the "Split-off") of Olsten's health services business and to merge its staffing and information technology businesses with those of Adecco SA ("Adecco") pursuant to the Merger Agreement, (the "Merger" and, together with the Split-off, the "Transactions"). Prior to the Split-off, Gentiva Health Services, Inc. (the "Company") operated Olsten's health services business. Upon the consummation of the Merger on March 15, 2000, in exchange for each share of Olsten stock, Olsten issued all of the shares of common stock of the Company to its shareholders and Adecco delivered to the Olsten shareholders $8.75 in cash or .12472 Adecco American Depository Shares (ADS - each ADS representing one-eighth of an Adecco common share), or a combination thereof determined in accordance with the formula described in the Merger Agreement, in exchange for the remaining portion of each Olsten share held.

     In connection with the Merger and Split-off, the Company entered into a $150 million credit facility as discussed in Note 6, issued mandatorily redeemable securities as discussed in Note 7, settled certain transactions with Olsten as discussed in Note 8, and agreed to assume certain obligations and commitments including those described in Note 10 and the shareholders of Olsten approved various stock plans for the Company as described in Note 12.

Basis of Presentation

     The accompanying consolidated financial statements reflect the results of operations, financial position, changes in shareholders' equity and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company. Additionally, the Company's selling, general and administrative expenses include a management fee, which represents an allocation of certain general corporate overhead expenses of $5 million in each year related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses are reasonable, however, the costs of these items deemed to be charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity. Subsequent to the Split-off, the Company will perform these functions using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public corporation. Management estimates that had the Company been a separate entity for each year presented, selling, general and administrative expenses would have been approximately $5 million greater than the amounts presented in these historical financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Interest expense shown in the Consolidated Statements of Income reflects the interest associated with the Convertible Subordinated Debentures discussed in Note 6 and $13 million in all years presented relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital at the end of each year presented in these consolidated financial statements.

     Additionally, income taxes are calculated on a separate company basis. The Company's financial statements include the costs experienced by the Olsten benefit plans for employees for whom the Company will assume responsibility. As part of the Transactions, the Company, Olsten and Adecco have entered into a Separation Agreement, Tax Sharing Agreement and an Employee Benefits Allocation Agreement, which address the allocation of assets and liabilities and govern future relationships between them.

     The financial information in these financial statements is not necessarily indicative of results that would have occurred if the Company had been a separate stand-alone entity during the years presented or of future results of the Company.

Note 2.  Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was January 2, 2000 for 1999, January 3, 1999 for 1998 and December 28, 1997 for 1997.

Revenue Recognition

     Revenues and related costs, including labor, payroll taxes, fringe benefits and products and supplies, are recognized in the period in which the services and products are provided. Revenues are recorded based on fee-for-service or contractual arrangements, including capitated agreements, with customers and third party payors, estimates of expected reimbursement under arrangements with Medicare and state reimbursed programs, and management fees generated from services provided to hospital based home health agencies and are adjusted in future periods as final settlements are determined. Net revenues from state reimbursed programs amounted to 20 percent, 23 percent and 20 percent of total consolidated net revenues in 1999, 1998 and 1997, respectively.

     Medicare reimbursement is based primarily on reasonable, allowable costs incurred in providing services to eligible beneficiaries. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Net revenues attributable to the Medicare program, including estimated reimbursement of allowable costs, amounted to 16

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


percent, 14 percent and 22 percent of total consolidated net revenues in 1999, 1998 and 1997, respectively.

     Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined contractual rate for each member of the managed care plan. Costs are determined based on estimates of expected service and product requirements. These estimates are developed by applying actuarial assumptions and historical patterns of utilization to authorized levels of service. Net revenues from capitated agreements with managed care payors as a percentage of total consolidated net revenues represented 6 percent for 1999 and 5 percent in 1998 and 1997.

     One customer accounted for approximately 11 percent of total consolidated net revenues in 1999.

     Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted directly from gross accounts receivable. Accounts receivable included approximately $9 million as of January 2, 2000 and $1 million as of January 3, 1999 related to net contractual adjustments and third party settlements. Management prepares various analyses to evaluate its receivable valuation accounts. Such analyses include accounts receivable aging trends, historical collection and write-off data and other statistical information.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents deposited with banks and financial institutions include highly liquid investments with original maturities of three months or less.

Inventories

     Inventories consist primarily of biological and pharmaceutical products and supplies held for sale or distribution to patients through prescription. The Company records inventories at the lower of cost or market. Cost represents the weighted average cost of purchased products and supplies.

Fixed Assets

     Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Intangibles

     Intangibles, principally goodwill, associated with acquired businesses are being amortized on a straight-line basis over periods ranging from 10 to 40 years. When events and circumstances so indicate, all long-term assets, including intangibles, are assessed for recoverability based upon undiscounted operating cash flow forecasts. If an asset is impaired, it is written down to fair value which is based on discounted future cash flows.

Foreign Currency Translation

     Financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. Translation adjustments are recorded within accumulated other comprehensive income/loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are not significant.

Earnings Per Share

     Historical earnings per share data has been computed based upon 20,345,029 shares of common stock. Such amount is based on the number of shares of the Company's stock issued on March 15, 2000, the date of the Split-off. Pursuant to the terms of the Split-off, shareholders of Olsten received .25 shares of Gentiva Health Services common stock for each share of Olsten common stock or Class B common stock that they owned.

Income Taxes

     The Company has been included, where applicable, in the consolidated income tax returns of Olsten for the respective periods. The provisions for the income taxes in the Consolidated Statements of Income have been calculated on a separate company basis. The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. Under Statement of Financial Accounting Standards ("SFAS") No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values, and deferred taxes are provided for lower or higher tax bases.

Fair Value of Financial Instruments

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Debentures, approximately $78 million and $83 million at January 2, 2000 and January 3, 1999, respectively, was determined based on quoted market prices for similar investments.

Note 3.  Acquisitions

     In 1999, the Company acquired several home care operations for an aggregate purchase price of $1.7 million.

     In 1998, the Company acquired all of Columbia/HCA Healthcare Corporation's home health care operations in the state of Florida and several other companies in asset transactions approximating $35 million in cash. Assets acquired in these transactions related primarily to goodwill.

     In 1997, the Company acquired several home care operations, providing skilled nursing services for an aggregate purchase price of $4.6 million in cash primarily related to goodwill.

Note 4.  Special Charges, Non-Recurring Charges and Other Adjustments

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. As of January 2, 2000, substantially all of the closures and consolidations of facilities and expected terminations have occurred. These activities have resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Such benefit is included in selling, general and administrative expenses.

     On March 30, 1999, the Company announced plans to take a $56 million special charge, which was recorded in the year ended January 3, 1999. This charge was for the settlement of two federal investigations (described in Note
9), focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation ("Columbia/HCA") which was finalized and signed on July 19, 1999. On August 11, 1999, Ol-

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


sten paid $61 million pursuant to the settlement, approximately $5 million of which was accrued as part of the Company's 1996 merger, integration and other non-recurring charges.

     As part of the Balanced Budget Act of 1997, the government enacted the Interim Payment System ("IPS") for reimbursement of home care services provided under Medicare effective October 1, 1997. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider reimbursements have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

     As a consequence of these circumstances, in 1998, the Company also recorded non-recurring charges and other adjustments of $66 million, of which approximately $64 million and $2 million were recorded in the second and third quarters of 1998, respectively, related to the restructuring of the Company's businesses. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, the Company has also made significant technological investments in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

     Included in this provision was $24 million charged to selling, general and administrative expenses, which included lease payments of $3 million, employee severance of $4 million, fixed asset and software write-offs of $5 million to reflect the loss incurred upon the Company's decision to dispose of the assets in certain closed offices, and an increase in the allowance for doubtful accounts of $12 million. All closures and consolidations of facilities and employee terminations related to this charge have been completed. The allowance for doubtful accounts was increased because the collection of receivables is highly dependent on the service provider's ability to provide certain evidence of service and authorization documentation to a variety of third-party payors. The office closings, consolidation of certain business service centers and the termination of employees are all events that, in the Company's past experience, impair the ability to provide the aforementioned documentation and to collect receivables.

     The Company also recorded other adjustments to selling, general and administrative expenses of $13 million which included professional fees and related costs resulting from the settlement with several government agencies regarding certain past business practices of Quantum Health Resources, Inc. ("Quantum", a subsidiary of the Company acquired in 1996), the level of effort required to respond to the significant inquiries conducted by the government, and costs incurred to redesign the credit and collection process of the home health services business.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues of $14 million in the second quarter of 1998 for the six month period ended June 28, 1998 in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the IPS.

     The Company recorded a charge to cost of sales of $15 million in the second quarter of 1998 to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

     In 1996, the Company recorded merger, integration and other non-recurring charges totalling approximately $75 million. At the beginning of fiscal year 1997, the balance of this charge aggregated $27.8 million.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The major components, as well as the activity during the years ended 1999, 1998, and 1997 of the charges were as follows (in thousands):

                                                 Accounts
                                             Receivable and    Compensation
                                               and Other       and Severance   Integration
                                Settlements    Assets(1)       Costs           Costs          Other       Total

Charge - 1996
Balance at December 29, 1996     $  5,200         $  5,732          $5,989     $ 9,928          $985     $27,834
Cash expenditures                      --               --          (5,633)     (9,021)         (985)    (15,639)
Non-cash write-offs                    --           (5,670)             --          --            --      (5,670)
                                 --------         --------         -------     -------       -------     -------
Balance at December 28, 1997        5,200               62             356         907            --       6,525
Cash expenditures                      --               --            (356)       (813)           --      (1,169)
Non-cash write-offs                    --              (62)             --          --            --         (62)
                                 --------         --------         -------     -------       -------     -------
Balance at January 3, 1999          5,200               --              --          94            --       5,294
Cash expenditures                  (5,200)              --              --         (94)           --      (5,294)
Non-cash write-offs                    --               --              --          --            --          --
                                 --------         --------         -------     -------       -------     -------
Balance at January 2, 2000             --               --              --          --            --          --
                                 --------         --------         -------     -------       -------     -------
Charge - 1998                      56,000           17,309           4,000      34,641        10,050     122,000
Cash expenditures                      --               --          (3,739)    (33,839)       (9,574)    (47,152)
Non-cash write-offs                    --          (17,211)             --          --            --     (17,211)
                                 --------         --------         -------     -------       -------     -------
Balance at January 3, 1999         56,000               98             261         802           476      57,637
Cash expenditures                 (56,000)              --            (261)       (588)         (476)    (57,325)
Non-cash write-offs                    --              (98)             --          --            --         (98)
                                 --------         --------         -------     -------       -------     -------
Balance at January 2, 2000             --               --              --         214            --         214
                                 --------         --------         -------     -------       -------     -------
Charge - 1999                          --            6,490           5,020       5,190            --      16,700
Cash expenditures                      --               --          (2,787)     (3,310)           --      (6,097)
Non-cash write-offs                    --           (6,490)             --          --            --      (6,490)
Adjustments                            --               --            (803)       (697)           --      (1,500)
                                 --------         --------         -------     -------       -------     -------
Balance at January 2, 2000             --               --           1,430       1,183            --       2,613
                                 --------         --------         -------     -------       -------     -------
Balance of all charges
combined at January 2, 2000      $     --         $     --        $  1,430    $  1,397       $    --    $  2,827
                                 ========         ========        ========    ========       =======    ========

1    Amounts represent contra assets.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.  Fixed Assets, Net
(in thousands)                                                 January 2, 2000               January 3, 1999
                                                               ---------------               ---------------
Computer equipment and software                                      $ 67,414                     $ 67,025
Furniture and fixtures                                                 32,248                       38,658
Buildings and improvements                                             16,816                       15,850
Machinery and equipment                                                15,203                       14,597
                                                                      -------                      -------
                                                                      131,681                      136,130
Less accumulated depreciation                                         (79,872)                     (75,253)
                                                                      --------                     --------
                                                                     $ 51,809                     $ 60,877
                                                                     ========                     ========

     Depreciation expense was approximately $22 million in 1999, $21 million in 1998 and $19 million in 1997.

Note 6.  Long-Term Debt

     In 1993, the Company's Quantum subsidiary, issued $86.3 million of 4 3/4% Convertible Subordinated Debentures maturing on October 1, 2000. The debentures were convertible into Class B common stock of Olsten at $52.26 per share. As a result of the Transactions, the debentures are exchangeable into shares of the Company and the merger consideration as if the holder of the debenture held the number of shares of Olsten's Class B common stock that the debentures would have been convertible into immediately prior to the Transactions. For each share of Class B common stock that would have been received had the holder converted immediately prior to the Split-off, such holder will receive $8.75 and .25 shares of the Company's common stock upon conversion of the Quantum debentures.

     In January 1999, $7.7 million of the convertible subordinated debentures were retired at 88.5 percent of the principal amount, resulting in a gain of approximately $900,000. Interest expense is net of interest income of $336,000 in 1999, $120,000 in 1998 and $310,000 in 1997.

     On March 13, 2000, the Company entered into a credit facility, which provides for up to $150 million in borrowings, including up to $30 million, which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization and provides limitations on certain other activities. Loans under

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.

Note 7.  Mandatorily Redeemable Securities

Cumulative Preferred Stock

     The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock"). On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000.

     Holders of the cumulative preferred stock will be entitled to receive cumulative cash dividends at an annual rate of LIBOR plus 2% on the stated liquidation preference of $1,000 per share, payable quarterly in arrears out of assets legally available for payment of dividends, when and as declared by the Company's board of directors on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2000. Dividends will accumulate and be cumulative from the issue date. In the event of any voluntary or involuntary liquidation, dissolution or other winding-up of the Company or, at the option of the Company on or after March 10, 2005 or the holder on or after May 10, 2005, the holders of cumulative preferred stock will be entitled to receive the stated liquidation preference or a redemption price of $1,000 per share.

Gentiva Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10% convertible trust preferred securities issued by a trust, of which the Company owns all the common equity. The Company purchased all of the common equity of the trust for a sum of $618,600. The convertible trust preferred securities are mandatorily redeemable five years from issuance and the trust may redeem the securities at any time after issuance at a declining premium over face amount. Upon a change of control, as defined, the holders of convertible trust preferred securities may require the trust to purchase these securities at 100 percent of their face amount. Dividends are payable quarterly in cash at the rate of 10 percent per annum, but the trust may defer dividend payments for up to a total of twenty quarters, in which case dividends will accrue. The convertible trust preferred securities are convertible into the Company's common stock at a conversion price on the basis of 17.5 percent over the average closing stock price of the Company's common stock during the ten trading days following the first earnings announcement after the first quarter of 2000.

     Simultaneously with, and in connection with the issuance by the trust of the convertible trust preferred securities, the Company issued to the trust $20 million of 10% convertible subordinated debentures. The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including but not limited to maturity, interest, conversion and redemption price.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The trust which issued the convertible trust preferred securities is a special purpose trust. The trust's operations are limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures. The trust may pay dividends only to the extent that the Company pays interest on its convertible subordinated debentures.

Note 8.  Transactions with Olsten

     Net transactions with Olsten, included in shareholders' equity, include the accumulated excess of cash outlays made on the Company's behalf and management fees charged to the Company by Olsten over cash receipts generated by the Company. In accordance with the terms of the Separation Agreement, intercompany balances at October 31, 1999 of approximately $507 million have been contributed to the Company's capital in its entirety. The Separation Agreement provides that on October 31, 1999 if the sum of (a) indebtedness for borrowed money, (b) the deferred purchase price of property and (c) up to $10 million of transactions fees related to the transactions contemplated by the Separation Agreement and the Merger Agreement, less cash on hand (referred to as net debt) of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was (i) greater than $750 million, then the new intercompany account would reflect a payable by the Company to Olsten equal to the amount of excess, or (ii) less than $750 million, then the new intercompany account would reflect a payable by Olsten to the Company, in an amount equal to the shortfall or (iii) equal to $750 million, then no payment would be made in connection with the new debt calculation. Pursuant to the Separation Agreement, on October 31, 1999, net debt of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was $718 million and accordingly, the Company was to receive approximately $32 million in cash (referred to as the true-up amount) on or prior to the Split-off date. As of January 2, 2000, the Company had received approximately $23 million of the true-up amount; such amount is reflected in additional paid in capital in the Consolidated Balance Sheet. Subsequent to year-end, the Company received the remaining balance of the true-up amount and following the Split-off the Company paid Olsten approximately $13 million to settle the intercompany account balance which primarily related to advances for management fees, additional borrowings and interest expense on intercompany balances.

     Olsten used a centralized cash management system. As a result, cash and cash equivalents (other than actual cash on hand) were not allocated to the Company prior to October 31, 1999. On October 31, 1999, the Company ceased participation in Olsten's cash management system and established its own cash management system.

     Included in selling, general and administrative expenses are $1.8 million, $1.4 million and $1.6 million in 1999, 1998 and 1997, respectively, relating to staffing services provided to the Company by Olsten.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Legal Matters

Government Investigations

     The Company has been subject to several federal and state governmental investigations. Some of those investigations are still pending, although substantially all of them have been settled. In connection with the Split-off, the Company has agreed to assume, to the extent permitted by operation of law and the terms of the liabilities, and indemnify Olsten for all liabilities associated with any pending or future governmental investigation of the health services business and has also agreed to comply with and be subject to all related settlement agreements and corporate integrity agreements or other operational agreements with the government.

     The Company has cooperated with the Office of Investigations section of the Office of Inspector General (an agency within the U.S. Department of Health and Human Services) and the U.S. Department of Justice in connection with the government's investigation into the Company's preparation of Medicare cost reports (the "Cost Reports Investigation"). The Company has also cooperated with the U.S. Department of Justice and other federal agencies investigating the relationship between Columbia/HCA and the Company in connection with the purchase by Columbia/HCA of some home health agencies which had been owned by the health services business and subsequently managed under contract by a unit of Gentiva Health Services (the "Columbia/HCA Investigation").

     The Company continues to cooperate with various state and federal agencies, including the U.S. Department of Justice, the Office of the Attorney General of New Mexico and the New Mexico Health Care Anti-Fraud Task Force in connection with their investigations into certain health care practices of Quantum. Among the matters the federal agencies are or were inquiring are allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum and its post-acquisition successor, the Specialty Pharmaceutical Services business of Gentiva Health Services (the "Quantum New Mexico Investigation"). Most of the time period that the Company understands to be at issue in the Quantum New Mexico Investigation predates Olsten's June 1996 acquisition of Quantum.

     In December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations. After preliminary discussion with the Office of Inspector General, the Company believes that the December 1999 subpoena relates to possible overpayments to Olsten by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations. The Company believes the February 2000 subpoena relates to its agencies cost reporting procedures concerning contracted nursing and home health aide costs. The Company intends to provide the Office of Inspector General with the requested documents and to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas.

     The Company has recently commenced discussions with the North Carolina Attorney General's Office concerning questions that the Office has raised as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services and, thus, the Company's entitlement to Medicaid reimbursement in connection with those services. At this preliminary stage, the Company is unable to assess the probable outcome of or potential liability arising from this matter.

     On July 19, 1999, Olsten entered into written civil and criminal agreements with the U.S. Department of Justice (and, as to the civil agreement, the Office of Inspector General of the U.S.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Department of Health and Human Services) finalizing the understanding that it announced on March 30, 1999 to settle the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. Pursuant to the settlement, (a) Olsten paid on August 11, 1999 the sum of $61 million to the U.S. Department of Justice, including approximately $10.1 million in criminal fines and penalties; (b) in connection with the Columbia/HCA Investigation, Kimberly Home Health Care, Inc., a subsidiary of Olsten, pled guilty in the United States District Court for the Northern District of Georgia, the Southern District of Florida and the Middle District of Florida, respectively, to a criminal violation of the federal mail fraud, conspiracy and kickback statutes;
(c) Kimberly Home Health Care, Inc. has been permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss. 1320a-7b(f); and (d) Olsten executed a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

     By letter dated June 30, 1999, the Medicare Fraud Control Unit of the New Mexico Attorney General's Office notified Olsten that in connection with the Quantum New Mexico Investigation, it had declined to criminally prosecute the so-called "J-Code issue" relating to Quantum's past practices in seeking government health care reimbursement.

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into certain past practices of Quantum. The criminal aspect of the Quantum New Mexico Investigation had focused on allegations of improper billing and fraud against various federally funded medical assistance programs on the part of Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement Section. The Company continues to cooperate with the civil inquiry into the Quantum matter and to explore with the New Mexico U.S. Attorney's Office the possibility of reaching a negotiated monetary resolution of the matter. Any negotiated amount could include multiple damages, interest and civil penalties.

     On October 28, 1998, Olsten announced that it entered into a final settlement agreement with several government agencies investigating certain past practices of Quantum. The agreement was entered into with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare program), and the Attorneys General for the States of New York and Oklahoma. Pursuant to the settlement, Olsten reimbursed the government approximately $4.5 million for certain disputed claims under the Medicaid and CHAMPUS programs for reimbursement for the provision of anti-hemophilia factor products to patients covered by certain federal health care programs and entered into a corporate integrity agreement.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

     In connection with the Split-off, the Company has agreed to assume, to the extent permitted by operation of law and the terms of the liabilities, and indemnify Olsten for all liabilities arising out of the health services business before or after the Split-off, including any such liabilities arising after the Split-off in connection with the government investigations described above and the litigations described below.

     In April 1997, a purported class action captioned Gail Weichman v. Olsten Corporation, et al., No. CV 97-1946, was filed in the United States District Court for the Eastern District of New York against Olsten, Miriam Olsten, Frank Liguori and Anthony Puglisi. In August 1997, two additional proposed class action lawsuits, captioned Esta S. Goldman v. Olsten Corporation, et al., No. CV 97-4501, and Elliott Waldman v. Olsten Corporation, et al., No. CV 97-5056, were filed in the United States District Court for the Eastern District of New York against the same defendants named in the Weichman lawsuit, plus Stuart Olsten. In September 1997, a fourth proposed class action lawsuit, captioned Michael Cannold v. Olsten Corporation, et al., No. CV 97-5408, was filed in the United States District Court for the Eastern District of New York against Olsten, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. (The Weichman, Goldman, Waldman and Cannold actions are referred to collectively as the "Class Actions"). On or about September 8, 1998, a Consolidated Amended Class Action Complaint (the "Amended Complaint") was filed in the U.S. District Court for the Eastern District of New York, captioned In re Olsten Corporation Securities Litigation, No. 97-5056, by above plaintiffs against Olsten, Miriam Olsten, Stuart Olsten, Frank Liguori and Anthony Puglisi. The Amended Complaint asserts claims under Sections 10(b) (including Rule 10b-5 promulgated thereunder), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that, as a result of certain alleged misstatements and omissions by certain of the defendants, Olsten's common stock was artificially inflated during the proposed class period (which is defined in the Amended Complaint as the period from February 5, 1996 though July 22, 1997). On October 19, 1998, Olsten and the individual defendants served a motion seeking an order dismissing the Amended Complaint. That motion was fully briefed on December 23, 1998. Plaintiffs filed a submission in connection with defendants' motion on October 12, 1999. Defendants filed a response to plaintiffs' submission on October 14, 1999, plaintiffs responded to it on October 21, 1999 and defendants filed a reply on October 21, 1999.

     The Amended Complaint seeks certification of the proposed class, a judgment declaring the conduct of the defendants to be in violation of the law, unspecified compensatory damages and unspecified costs and expenses, including attorneys' fees and experts' fees. While the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection with the class action (given the preliminary stage of the Class Actions and the fact that the Amended Complaint does not allege damages with any specificity), the Company believes that Olsten acted responsibly with respect to its shareholders and intends to continue to vigorously defend the Class Action.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On or about May 11, 1999, a Complaint was filed in the Delaware Chancery Court in a purported derivative lawsuit, captioned Rubin v. May, No. 17135-NC, against certain current and former directors of Olsten (the "Derivative Lawsuit"). The Complaint, which names Olsten as a nominal defendant, alleges a claim for breach of fiduciary duties arising out of the Class Action and the government investigations described above. The plaintiffs seek a judgment (1) requiring the defendants to account to Olsten for unspecified alleged damages resulting from the defendants' alleged conduct; (2) directing the defendants to establish and maintain effective compliance programs; and (3) awarding plaintiffs the costs and expenses of the lawsuit, including reasonable attorneys' fees. On September 10, 1999, the defendants in the Derivative Lawsuit filed a motion to dismiss or, in the alternative, stay the lawsuit.

     On January 14, 1999, Kimberly Home Health Care, Inc. initiated three arbitration proceedings against hospitals owned by Columbia/HCA with which one of the Company's subsidiaries had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements, while the management services agreements had periods ranging from 18 to 42 months prior to expiration and that as a result Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly Home Health Care, Inc. for breach of contract and requests indemnity and possibly return of management fees paid under the disallowance provision of the management services agreements. Columbia/HCA has not yet fully presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until June 2000.

     In July 1999, Olsten received notification that the Indiana Attorney General's Office filed a civil complaint against Olsten requesting the court to determine if Quantum violated Indiana law with respect to Medicaid claims. The complaint alleges that (1) overpayment was made to Quantum due largely to advances paid by Medicaid that were not properly credited by Quantum; (2) Quantum supplied the Indiana Attorney General's Office with insufficient documentation regarding services provided by one of our pharmacies; and (3) deliveries exceeded the amounts of physicians' orders. The alleged violations predate Olsten's acquisition of Quantum in June 1996.

Note 10. Commitments

     The Company rents certain properties under noncancellable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $22.5 million in 1999, $26.9 million in 1998 and $25.5 million in 1997.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum rental commitments for all noncancellable leases having a remaining term in excess of one year at January 2, 2000, including the lease for an Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement are as follows (in thousands per year):

                                                           Olsten Subsidiary
       Fiscal Year              Company Leases                  Lease                        Total
       -----------              --------------                  -----                        -----
            2000                     $20,610                       $242                     $20,852
            2001                      14,461                        877                      15,338
            2002                       8,675                        906                       9,581
            2003                       5,361                        934                       6,295
            2004                       3,701                        964                       4,665
       Thereafter                      1,548                      2,732                       4,280

     In connection with the Split-off, the Company has entered into an agreement on March 16, 2000 pursuant to which a director of the Company and Olsten has agreed not to compete with the Company for a four year period. In return for this agreement, the Company agreed to pay a lump sum of $250,000. Following the Split-off the Company paid its past president, who will not continue with the Company, $2.0 million pursuant to a change in control agreement. Such amounts will be charged to expense in 2000.

     Under the terms of the Separation Agreement, a former executive officer of Olsten (and current executive officer of the Company) will be compensated by the Company for excise taxes imposed by reason of the receipt of amounts payable under the executive's separation, consulting and non-competition agreements with Adecco. Such amount is estimated to be approximately $815,000 and will be accrued in the first quarter of 2000.

     As discussed in Note 14, the Olsten non-qualified supplemental executive retirement program was terminated prior to the Split-off. Prior to the Split-off, the Company established its own non-qualified supplemental executive retirement plan substantially similar to the Olsten plan and assumed all liabilities of the program with respect to certain of its employees and former employees of Olsten. The Company will be obligated for the funding of liabilities of the program to the extent that such liabilities (approximately $12 million on March 15, 2000) are in excess of assets transferred (approximately $8.5 million on March 15, 2000).

Note 11. Accrued Expenses

     As of January 2, 2000 and January 3, 1999, accrued expenses included estimated costs under network service contracts of $48.5 million and $30.4 million, respectively. In addition, accrued expenses at January 3, 1999 included a liability of $56 million for the settlement of federal investigations as discussed in Notes 4 and 9.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Stock Plans

     Olsten maintained various stock option incentive plans under which certain employees of the Company were eligible for the grant of stock options. These options were awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO was not less than 100 percent, and the option price of the NQSO was not less than 85 percent of the fair market value at the date of grant. Options under the Plans generally have a term of ten years and generally became cumulatively exercisable commencing one year after grant in four or five equal annual installments.

     Effective as of the Split-off date, all options to purchase Olsten stock ("Olsten stock options") held by the Company's employees became options to purchase the Company's common stock ("Gentiva stock options") and the Company's employees became fully vested in the Gentiva stock options. Olsten stock options were converted into Gentiva stock options at the ratio of 1 to 2.077; the exercise price of a Gentiva stock option represents 48.1 percent of the corresponding Olsten stock option exercise price.

     A summary of Olsten stock options for the three years ended January 2, 2000 for employees assigned to the Company is as follows:

                                                    1999                       1998                       1997
                                           ----------------------   -------------------------  --------------------------
                                                        Weighted                    Weighted                   Weighted
                                                        average                     average                     average
                                                        exercise                    exercise                   exercise
                                            Shares       price        Shares        price         Shares        price
                                            ------     ---------     --------       ---------    --------      ----------
Olsten options outstanding,
  beginning of year                        1,446,067      $15.72       980,376        $20.50     1,002,194       $20.87
     Granted                                 498,700        7.84       701,500         10.00       230,000        19.63
     Exercised                                (6,467)       1.28        (2,076)         7.89      (107,511)       15.25
     Cancelled                              (240,938)      16.18      (233,733)        18.60      (144,307)       25.65
                                            ---------      -----      ---------        -----      ---------       -----
Olsten options
  outstanding, end of year                 1,697,362      $13.15     1,446,067        $15.72       980,376       $20.50
                                           =========       =====     =========         =====       =======        =====
Olsten options
  exercisable, end of year                   633,597      $18.77       485,485        $22.07       518,450       $21.69
                                             =======       =====       =======         =====       =======        =====
Gentiva options substituted
  for Olsten options, end of year
  (outstanding and exercisable)            3,526,026       $6.33
                                           =========        ====

     The weighted average fair value of Olsten stock options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997, is $3.15, $3.57 and $8.19, respectively. The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 4.7, 5.3 and 6.3 percent; dividend yield of 0 percent for 1999, 2 percent for

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998 and 1 percent for 1997; expected lives of six years for all; and volatility of 35 percent for 1999 and 36 percent for 1998 and 1997.

     The following table summarizes information about Gentiva stock options outstanding at January 2, 2000 for employees assigned to the Company had the Split-off occurred on such date.

                                                               Options Outstanding
                                         Number                     Weighted                    Weighted
          Range of                   outstanding at            average remaining                 average
       exercise prices              January 2, 2000             contractual life             exercise price
       ---------------              ---------------             ----------------             --------------
 $  1.04   to  $ 1.24                      2,084                    0.70                          $1.23
    2.86   to    3.49                    727,075                    8.93                           3.13
    3.50   to    3.65                    622,480                    9.02                           3.61
    3.66   to    4.98                    496,488                    8.58                           4.39
    6.80   to    8.30                    665,944                    7.36                           7.00
    8.92   to   11.95                    927,203                    6.59                          10.21
   14.01   to   17.84                     62,944                    4.34                          14.74
   20.54   to   29.05                     21,808                    4.05                          25.21
                                    ----------------           -----------------         ------------------

  $ 1.04   to  $29.05                  3,526,026                    7.85                          $6.33
                                    ================           =================         ==================


     In 1996, Olsten adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for Olsten's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                      1999             1998             1997
                                                                      ----             ----             ----
Net (loss) income - as reported                                     $(15,086)          $(101,465)       $26,847
Net (loss) income - pro forma                                        (16,864)           (102,535)        26,287
Basic (loss) income per share - as reported                             (.74)              (4.99)          1.32
Basic (loss) income per share - pro forma                               (.83)              (5.04)          1.29

     The statement provides for pro forma amounts for options granted beginning in 1995; therefore, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's 1999 Stock Incentive Plan ("1999 Plan") under which 5 million shares of common stock were

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserved for issuance upon exercise of options thereunder. The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director under the 1999 plan in any calendar year is 300,000. These options may be awarded in the form of ISOs or NQSOs. The option price of an ISO cannot be less than 100 percent, and the option price of the NQSO cannot be less than 85 percent of the fair market value at the date of grant.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's Stock and Deferred Compensation Plan for Non-Employee Directors, which provides for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors may elect to receive in cash and the remainder of which will be paid in the form of shares of common stock and also allows deferral of such payments until termination of director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of an employee stock purchase plan for the Company. All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, will be eligible to purchase stock under this plan. The human resource and compensation committee of the Company's Board of Directors will administer the plan and has the power to determine the terms and conditions of each offering of common stock. The maximum number of shares of common stock, which may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan.

Note 13.  Income Taxes

     Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                1999                      1998                     1997
                                ----                      ----                     ----
Current
Federal                          $(19,586)               $(29,808)                   $14,166
State and local                       170                     294                       (547)
Foreign                               248                      --                         --
                                 --------                --------                    -------
                                  (19,168)                (29,514)                    13,619
                                 --------                --------                    -------
Deferred
Federal                            13,047                 (17,556)                     1,982
State and local                        --                      --                        697
                                 --------                --------                   --------
                                   13,047                 (17,556)                     2,679
                                 --------                --------                   --------
                                  $(6,121)               $(47,070)                   $16,298
                                 ========                ========                   ========

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with the Tax Sharing Agreement, any net operating losses generated up to the Split-off will be transferred to and utilized by Olsten. At January 2, 2000, approximately $49 million relating to these net operating losses was included in prepaid expenses and other current assets in the consolidated balance sheet.

     A reconciliation of the differences between income taxes computed at the Federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                              1999                  1998               1997
                                                              ----                  ----               ----
Income taxes computed at Federal statutory tax rate         $(7,422)              $(51,987)          $ 15,043
State income taxes, net of Federal
   benefit                                                      111                    190                 98
Nondeductible settlement of government
   investigations                                                --                  3,500                 --
Amortization of intangibles                                     902                    922              1,701
Nondeductible meals & entertainment                             265                    343                357
Other, net                                                       23                    (38)              (901)
                                                            -------               ---------         ----------
                                                            $(6,121)              $(47,070)          $ 16,298
                                                             =======               ========           =======

     Deferred tax assets, which are included in prepaid expenses and other current assets, and deferred tax liabilities, which are included in other liabilities in the consolidated balance sheet, are as follows (in thousands):

                                                                     January 2, 2000           January 3, 1999
                                                                     ---------------           ---------------
Deferred tax assets
    Reserves and allowances                                               $ 25,074                    $ 40,320
    Other                                                                    1,183                         291
                                                                            ------                     -------
                                                                            26,257                      40,611
                                                                            ------                      ------
Deferred tax liabilities
    Capitalized software                                                    (2,163)                     (2,281)

    Intangible assets                                                      (22,047)                    (24,933)
    Depreciation                                                            (2,821)                       (371)
    Other                                                                       --                        (753)
                                                                          --------                    --------
                                                                           (27,031)                    (28,338)
                                                                           -------                    --------
Net deferred tax asset (liability)                                        $   (774)                   $ 12,273
                                                                          ========                    ========

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14.  Benefit Plans for Permanent Employees

     Olsten and its subsidiaries maintained qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. The Company established similar retirement plans and assumed the obligations under the Olsten plans for those employees assigned to the Company at the date of the Split-off.

     Olsten also maintained a non-qualified supplemental executive retirement program for key employees and officers, which provided supplemental retirement benefits funded in part by profit-sharing contributions. Certain employees of the Company were eligible to participate in the Olsten sponsored plan. Prior to the Split-off the Company established its own non-qualified supplemental executive retirement plan substantially similar to the Olsten plan. As discussed in Note 10, the Olsten plan was terminated prior to the Split-off.

     Company contributions under the defined contribution plans were approximately $3.6 million in 1999, $3.4 million in 1998, and $3.5 million in 1997.

Note 15.  Business Segment Information

     The Company operates in the United States and Canada, servicing patients and customers through the following business segments: Specialty Pharmaceutical Services, Home Care Nursing Services and Staffing Services. These segments are briefly described below.

     Specialty Pharmaceutical Services includes (i) the distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases, such as hemophilia, primary pulmonary hypertension, autoimmune deficiencies and growth disorders, (ii) the administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states and (iii) distribution services for pharmaceutical, biotechnology and medical service firms.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Home Care Nursing Services includes (i) professional and paraprofessional services, including skilled nursing, rehabilitation and other therapies, home health aide and personal care services, to individuals with acute illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs and (ii) care management and coordination for managed care organizations and self-insured employees.

     Staffing Services includes (i) services to institutional, occupational and alternate site health care organizations by providing health care professionals to meet supplemental staffing needs and (ii) clinical support services for pharmaceutical and biotechnology firms.

     As a result of the Split-off, the Company has changed the measurement method used to determine reported segment profit or loss. In prior years, the Company evaluated performance and allocated resources based on earnings (loss) before interest, taxes, depreciation and amortization. The Company now evaluates performance and allocates resources based on operating contributions of the reportable segments, which excludes corporate expenses, depreciation, amortization interest expense, but includes revenues and all other costs directly attributable to the specific segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the corporation for the benefit of all segments. In prior years, clinical support services for pharmaceutical and biotechnology firms were included in the Specialty Pharmaceutical Services segment. The Company now considers these services to be part of its Staffing Services segment. Prior year segment data has been reclassified to conform with the current year presentation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Information about the Company's operations is as follows (in thousands):

                                                      Specialty              Home Care
                                                      Pharmaceutical         Nursing                Staffing
                                                      Services               Services               Services           Total
Year ended January 2, 2000
Net revenues                                           $699,993               $662,477               $127,352        $1,489,822
                                                        =======                =======                =======         =========
Operating contribution before special charges           $98,590                $21,943                $10,088          $130,621
Special charges                                          (1,730)               (13,090)                  (380)          (15,200)
                                                        --------               --------               --------          --------
Operating contribution                                  $96,860                 $8,853                 $9,708           115,421
                                                        =======                =======                 ======
Corporate expenses                                                                                                      (86,028)
                                                                                                                       ---------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                          29,393
Depreciation and amortization                                                                                           (33,625)
Interest expense, net                                                                                                   (16,975)
                                                                                                                       --------
Loss before income taxes                                                                                               $(21,207)
                                                                                                                       ========


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment assets                                         $440,185               $201,978                $26,515          $668,678
                                                        =======                =======                 ======           =======
Year ended January 3, 1999
Net revenues                                           $571,718               $658,745                $99,840        $1,330,303
                                                        =======                =======                 ======         =========
Operating contribution before special
  charges, non-recurring charges and other
  adjustments                                           $81,250                $14,984                 $8,179          $104,413
Special charges, non-recurring charges and
  other adjustments                                     (24,046)               (97,954)                    --           122,000
                                                        --------               --------                ------           -------
Operating contribution                                  $57,204               $(82,970)                $8,179           (17,587)
                                                         ======                ========                ======
Corporate expenses                                                                                                      (82,133)
                                                                                                                        --------
Loss before interest expense, taxes,
  depreciation and amortization                                                                                         (99,720)
Depreciation and amortization                                                                                           (31,401)
Interest expense, net                                                                                                   (17,414)
                                                                                                                        --------
Loss before income taxes                                                                                              $(148,535)
                                                                                                                      ==========
Segment assets                                         $342,862               $180,753                $18,979         $ 542,594
                                                        =======                =======                 ======          ========
Year ended December 28, 1997
Net revenues                                           $503,762               $856,072                $74,020        $1,433,854
                                                        =======                =======                 ======         =========
Operating contribution                                  $70,885                $83,689                 $6,696           161,270
                                                        =======                =======                 ======
Corporate expenses                                                                                                      (71,445)
                                                                                                                        --------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                          89,825
Depreciation and amortization                                                                                           (29,493)
Interest expense, net                                                                                                   (17,351)
                                                                                                                        --------
Income before income taxes and minority
  interest                                                                                                            $  42,981
                                                                                                                      =========
Segment assets                                         $261,003               $187,261                $15,685         $ 463,949
                                                        =======                =======                 ======           =======

     Financial information, summarized by geographic area, is as follows (in thousands):

                                                                                     Net             Long-lived
                                                                                   Revenues            assets
Year ended January 2, 2000
United States                                                                       $1,446,532           $302,601


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Canada                                                                                  43,290              1,183
                                                                                    ----------         ----------
                                                                                    $1,489,822           $303,784
                                                                                     =========            =======
Year ended January 3, 1999
United States                                                                       $1,290,072           $317,849
Canada                                                                                  40,231                750
                                                                                    ----------          ---------
                                                                                    $1,330,303           $318,599
                                                                                     =========            =======
Year ended December 28, 1997
United States                                                                       $1,398,998           $286,008
Canada                                                                                  34,856                628
                                                                                   -----------          ---------
                                                                                    $1,433,854           $286,636
                                                                                     =========            =======


Note 16.  Quarterly Financial Information (Unaudited)

                                                               First        Second           Third           Fourth
(in thousands, except share amounts)                         quarter       quarter          quarter         quarter
                                                             -------       -------          -------         -------
                                                              $               $                $               $
Year ended January 2, 2000
Net revenues                                                 368,160         372,573         377,312          371,777
Gross profit                                                 125,674         127,242         125,078          127,432
Net income (loss)                                            (12,806)          2,435          (2,481)          (2,234)
SHARE INFORMATION:
Basic and diluted income (loss) per share                       (.63)           .12             (.12)            (.11)

Year ended January 3, 1999
Net revenues                                                 331,967         315,200         321,118          362,018
Gross profit                                                 113,560          77,375         106,085          124,387
Net loss                                                      (1,743)        (49,053)         (7,675)         (42,994)
SHARE INFORMATION:
Basic and diluted income (loss) per share                      (.09)          (2.41)           (.38)           (2.11)

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fourth quarters ended January 2, 2000 and January 3, 1999 include 13 weeks and 14 weeks, respectively.

     The first quarter of 1999 includes $16.7 million of special charges and the fourth quarter of 1999 includes a benefit of $1.5 million relating to these special charges as indicated in Note 4. Additionally, during the fourth quarter of 1999, the Company increased its allowance for doubtful accounts by approximately $7 million.

                 GENTIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED JANUARY 2, 2000

                                                      Col. B             Col. C             Col. D         Col. E
                                                      ------             ------             ------         ------
                                                    Balance at          Additions                         Balance
                                                    Beginning       charged to costs                     at end of
                                                    of period         and expenses        Deductions       period
Allowance for Doubtful Accounts:
For the Year Ended January 2, 2000                       $25,596            $38,687         $(27,524)       $36,759
For the Year Ended January 3, 1999                       $19,200            $24,046         $(17,650)       $25,596
For the Year Ended December 28, 1997                     $22,171            $25,884         $(28,855)       $19,200

