Form 10-Q
period 2000-04-02
GENTIVA HEALTH SERVICES INC
filed 2000-05-17
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                           Commission File No. 1-15669
                                     -------

                          Gentiva Health Services, Inc.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                 36-433-5801
           --------------                             -----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

              175 Broad Hollow Road, Melville, New York 11747-8905 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (631) 844-7800
                                                           --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ____ No _X_


          The number of shares outstanding of the Registrant's Common Stock, as of May 12, 2000, was 20,531,456.

                                      INDEX

                                                                        Page No.
                                                                        -------

PART I - FINANCIAL INFORMATION

     Item 1. Interim Financial Statements

             Consolidated Balance Sheets -- April 2, 2000
             (Unaudited) and January 2, 2000                              2

             Consolidated Statements of Operations (Unaudited) -
             Quarters Ended April 2, 2000
             and April 4, 1999                                            3

             Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended April 2, 2000 and April 4, 1999           4

             Notes to Consolidated Financial Statements
             (Unaudited)                                                  5-11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12-15

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                  16-17

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            18-19

     Item 2. Change in Securities and Use of Proceeds                     19

     Item 3. Defaults Upon Senior Securities                              19

     Item 4. Submission of Matters to a Vote of Security Holders          19

     Item 5. Other Information                                            19-22

     Item 6. Exhibits and Reports on Form 8-K                             22-24


SIGNATURES                                                                25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                    April 2, 2000            January 2,
                                                                                                2000
                                                                -----------------------  ---------------------
                                                                     (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                            $    4,386              $    2,942
       Receivables, net                                                        604,504                 575,460
       Inventories                                                              82,983                  93,218
       Prepaid expenses and other current assets                                40,380                  87,611
                                                                -----------------------  ---------------------
             Total current assets                                              732,253                 759,231

Fixed Assets, Net                                                               47,711                  51,809

Intangible Assets, Net                                                         247,474                 250,297

Other Assets                                                                     4,225                   1,678
                                                                -----------------------  ---------------------
             Total Assets                                                 $  1,031,663            $  1,063,015
                                                                =======================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                  $     78,562            $     78,562
       Accounts payable                                                         75,808                 114,197
       Accrued expenses                                                         81,576                  76,746
       Payroll and related taxes                                                20,997                  20,020
       Insurance costs                                                          30,472                  31,170
                                                                -----------------------  ---------------------
             Total current liabilities                                         287,415                 320,695

Other Liabilities                                                               37,129                  37,029

Long-Term Debt                                                                  25,477                   -

Gentiva - Obligated Mandatorily Redeemable                                      20,000                   -
Convertible Securities of a Subsidiary Holding Solely
Gentiva Debentures

Shareholders' Equity:
       Common stock, $.10 par value; authorized 100,000,000
       shares;
       issued and outstanding 20,345,029 shares                                  2,035                   2,035
       Additional paid-in capital                                              684,120                 725,998
       Accumulated deficit                                                    (22,276)                (20,370)
       Accumulated other comprehensive loss                                    (2,237)                 (2,372)
                                                                -----------------------  ---------------------
             Total Shareholders' Equity                                        661,642                 705,291
                                                                -----------------------  ---------------------
Total Liabilities and Shareholders' Equity                                $  1,031,663            $  1,063,015
                                                                =======================  =====================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                      First Quarter Ended
                                                                           ------------------------------------
                                                                              April 2, 2000      April 4, 1999
                                                                           ------------------  ----------------

Net revenues                                                                      $   384,607      $  368,160

Cost of services sold                                                                 256,105         242,486
                                                                           ------------------  ----------------

         Gross profit                                                                 128,502         125,674

Selling, general and administrative expenses                                          127,532         137,552

Interest expense, net                                                                   4,236           4,273

                                                                           ------------------  ----------------

         Loss before income taxes                                                      (3,266)        (16,151)


Income tax benefit                                                                      1,360           3,345

                                                                           ------------------  ----------------

 Net loss                                                                         $    (1,906)     $  (12,806)
                                                                           ==================  ================


SHARE INFORMATION:

Basic and diluted loss per share:
         Net loss                                                                 $     (0.09)     $    (0.63)
                                                                           ===================  ===============

Average shares outstanding                                                         20,345,029       20,345,029
                                                                           ===================  ===============




See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                  ----------------------------------
                                                                                     April 2, 2000    April 4, 1999
                                                                                  ----------------------------------
OPERATING ACTIVITIES:
Net loss                                                                                $  (1,906)      $  (12,806)
Adjustments to reconcile net loss to net cash
used in operating activities:
          Depreciation and amortization                                                      8,487            8,733
          Provision for doubtful accounts                                                    7,545            5,787
          Changes in assets and liabilities, net of effect from
          acquisitions:
                      Accounts receivable                                                 (36,589)         (65,009)
                      Inventories                                                           10,235            (867)
                      Prepaid expenses and other current assets                              1,631          (2,600)
                      Current liabilities                                                 (30,596)            7,576
          Other, net                                                                         (732)            (744)
                                                                                  ----------------      -----------
Net cash used in operating activities                                                     (41,925)         (59,930)
                                                                                  ----------------      -----------
INVESTING ACTIVITIES:
Purchase of fixed assets                                                                   (2,186)          (5,283)
Acquisitions of businesses, net of cash acquired                                              -             (1,655)
                                                                                  ----------------      -----------
Net cash used in investing activities                                                      (2,186)          (6,938)
                                                                                  ----------------      -----------
FINANCING ACTIVITIES:
Net transactions with Olsten                                                                 5,226           72,873
Decrease in book overdrafts                                                                (2,684)             -
Retirement of long-term debt                                                                  -             (6,804)
Proceeds from revolving credit facility                                                     25,477             -
Issuance of mandatorily redeemable securities                                               20,100             -
Debt issuance costs                                                                        (2,564)             -
                                                                                  ----------------      -----------

Net cash provided by financing activities                                                   45,555           66,069
                                                                                  ----------------      -----------

Net increase (decrease) in cash and cash equivalents                                         1,444            (799)

Cash and cash equivalents at beginning of period                                             2,942              799
                                                                                  ----------------      -----------

Cash and cash equivalents at end of period                                               $   4,386      $      -
                                                                                  ================      ============

See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     1. Accounting Policies

     The accompanying interim consolidated financial statements are unaudited, but have been prepared by Gentiva Health Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


     2. Background and Basis of Presentation

     On March 15, 2000, the Company was split-off (the "split-off") from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly owned subsidiary of Olsten. The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     Additionally, the Company's selling, general and administrative expenses included a management fee of approximately $1.0 million and $1.2 million for the first quarters of fiscal 2000 and 1999, respectively. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses are reasonable; however, the costs of these items deemed to be charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity. Subsequent to the split-off, the Company began to perform these functions using its own resources or purchased services and the Company is responsible for the costs and expenses associated with the management of a public corporation. Management estimates that had the Company been a separate entity for each period presented, selling, general and administrative expenses would have been approximately $1.2 million greater than the amounts presented in these historical financial statements.

     Net interest expense of approximately $4.2 million and $4.3 million during the first quarter of fiscal 2000 and 1999, respectively, as presented in the consolidated statements of operations included net interest expense of approximately $2.7 million for the first quarter of 2000 and $3.3 million for the first quarter of 1999 relating to the intercompany balances with

Olsten. Such intercompany balances have been reflected as a contribution to capital at the end of each period presented herein.

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

     At April 2, 2000, outstanding options to purchase 4.6 million shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the period. Similarly, the computation of diluted net loss per share excludes the effect of any shares issuable upon the conversion of $78.6 million of 4 3/4% convertible subordinated debentures due October 1, 2000 and $20 million of 10% convertible trust preferred securities since their inclusion would also have had an antidilutive effect.


     3. Non-recurring and Special Charges

     During the quarter ended April 2, 2000, the Company recorded non-recurring and special charges aggregating $5.6 million. Of this amount, non-recurring charges of $4.1 million were incurred to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which is based on Olsten's methodology for allocating general corporate overhead expenses as discussed in Note 6, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Approximately $1.0 million was unpaid and was included in accrued expenses as of April 2, 2000.

     Special charges of $1.5 million were incurred during the quarter ended April 2, 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Substantially all of the closures and consolidations of facilities and expected terminations had occurred by January 2, 2000. These activities resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Approximately $2.0 million of this special charge remains unpaid as of April 2, 2000, representing compensation and severance costs of $1.0 million and integration costs of $1.0 million.


     4. Long-Term Debt

     On March 13, 2000, the Company entered into a credit facility which provides for up to $150 million in borrowings, including up to $30 million, which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization and provides limitations on certain other activities. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     At April 2, 2000, borrowings under the credit facility aggregated $25.5 million and there were approximately $19 million of standby letters of credit outstanding. As of such date, the Company had borrowing capacity of approximately $105.5 million available under the credit facility.

     The current portion of long-term debt is an aggregate of $78.6 million which represents the 4 3/4 convertible subordinated debentures which mature on October 1, 2000.

     5. Mandatorily Redeemable Securities

Cumulative Preferred Stock

     The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock"). On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000. Such amount is reflected in other liabilities in the consolidated balance sheet as of April 2, 2000.

     In the event of any voluntary or involuntary liquidation, dissolution or other winding up of the Company, or at the option of the Company on or after March 10, 2005, or the Holder on or after May 10, 2005, the holders of cumulative preferred stock will be entitled to receive the stated liquidation preference or redemption price of $1,000 per share.

Gentiva Obligated Mandatorily Redeemable Convertible Securities of a Subsidiary Holding Solely Gentiva Debentures

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10% convertible trust preferred securities issued by a trust, of which the Company owns all the common equity. The Company owns all of the common equity of the trust. The convertible trust preferred securities are mandatorily redeemable five years from issuance at a declining premium over face amount. Upon a change of control, as defined, the holders of convertible trust preferred securities may require the trust to purchase these securities at 100 percent of their face amount. Dividends are payable quarterly in cash at the rate of 10 percent per annum, but the trust may defer dividend payments for up to a total of twenty quarters, in which case dividends will accrue. The convertible trust preferred securities are convertible into the Company's common stock at a conversion price which is 17.5 percent above the average closing price of the Company's common stock during the ten trading days following the earnings announcement of first quarter 2000 results.

     Simultaneously with, and in connection with the issuance by the trust of the convertible trust preferred securities, the Company issued to the trust $20 million of its 10% convertible subordinated debentures. The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including but not limited to maturity, interest, conversion and redemption price.

     The trust which issued the convertible trust preferred securities is a special purpose trust. The trust's operations are limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures. The trust may pay dividends only to the extent that the Company pays interest on its convertible subordinated debentures.

     6. Shareholders' Equity

Changes in shareholders' equity during the three months ended April 2, 2000 were as follows (in thousands):

                                                                                             Accumulated
                                                         Additional                             Other
                                             Common        Paid-in       Accumulated        Comprehensive
                                              Stock        Capital         Deficit              Loss             Total
                                           ------------ -------------- ----------------  -------------------- -------------

   Balance at January 2, 2000                  $ 2,035       $725,998       $ (20,370)           $   (2,372)      $705,291
   Comprehensive income (loss):
       Net loss and cumulative
       translation adjustment                                                  (1,906)                   135       (1,771)

   True-up payment made by Olsten                               8,851                                                8,851

   Obligations assumed in connection
   with the split-off, net of tax benefit                     (1,029)                                              (1,029)

   Transfer to Olsten of tax benefits
   relating to net operating losses                          (49,700)                                             (49,700)
                                           ------------ -------------- ----------------  -------------------- -------------
   Balance at April 2, 2000                    $ 2,035       $684,120       $ (22,276)           $   (2,237)      $661,642
                                           ============ ============== ================  ==================== =============

     See Note 7 for a description of the true-up payment made by Olsten.

     Under the terms of the Separation Agreement relating to the split-off, the Company assumed the obligation for the funding of liabilities of the non-qualified supplemental executive retirement plan for certain of its employees and former employees of Olsten. During the first quarter of 2000, payments of $12.1 million were made under this program; these payments exceeded assets of the plan which were transferred to the Company by $3.6 million due primarily to benefits paid to former Olsten employees and a current executive officer of the Company. Furthermore, the Company also assumed excise tax obligations of approximately $0.8 million for a former executive officer of Olsten (and current executive officer of the Company). Approximately $1.0 million of the aggregate net obligations of $4.4 million were included in non-recurring and special charges in the consolidated statement of operations based on Olsten's allocation methodology for general corporate overhead expenses. The remaining $3.4 million associated with these obligations were charged directly to additional paid-in capital.

     In addition, under the terms of the separation agreement, the Company also agreed to assume the office lease for an Olsten subsidiary commencing September 2000. In this connection, the present value of future lease obligations and other costs exceed estimated sublease rentals by $1.7 million. Such amount was charged directly to additional paid-in capital during the first quarter of 2000.

     An estimated tax benefit of $4.1 million relating to the aforementioned obligations was credited to additional paid-in capital.

     In accordance with the Tax Sharing Agreement governing the split-off, any net operating losses generated up to the split-off were to be transferred and utilized by Olsten. Accordingly, on March 15, 2000 the Company transferred approximately $49.7 million of tax benefits relating to those net operating losses to Olsten. Such amount is reflected as a reduction of additional paid-in capital during the first quarter of 2000.

     Total comprehensive loss amounted to $1.8 million and $12.8 million during the first quarters of fiscal 2000 and 1999, respectively.

     7. Transactions with Olsten

     Net transactions with Olsten, included in shareholders' equity, include the accumulated excess of cash outlays made on the Company's behalf and management fees charged to the Company by Olsten over cash receipts generated by the Company. In accordance with the terms of the Separation Agreement, intercompany balances at October 31, 1999 of approximately $507 million have been contributed to the Company's capital in its entirety. Pursuant to the terms described in the Separation Agreement, the Company was to receive approximately $32 million in cash (referred to as the true-up amount) on or prior to the split-off date. Approximately $23.1 million of the true-up amount was received by the Company prior to January 2, 2000; the remaining $8.9 million was received by the Company during the first quarter of 2000.

     Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which primarily related to advances for management fees, additional borrowings and interest expense on intercompany balances.

     8. Business Segment Information

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

     The Company evaluates performance and allocates resources based on operating contributions of the reportable segments, which excludes corporate expenses, depreciation, amortization and interest expense, but includes revenues and all other costs directly attributable to the specific segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the corporation for the benefit of all segments.

                      Information about the Company's operations is as follows (in thousands):

                                                       Specialty       Home Care
                                                    Pharmaceutical      Nursing        Staffing
                                                       Services         Services       Services         Total
                                                   ----------------- --------------- -------------  --------------

Three months ended April 2, 2000
Net revenues                                        $       180,818   $  167,895      $  35,894     $  384,607
                                                    ===============  ============    ===========    ==============

Operating contribution                              $        25,212   $    8,619      $   2,631     $   36,462
                                                   ================= ============    ===========
Non-recurring and special charges                                                                      (5,600)
Corporate expenses                                                                                    (21,405)
                                                                                                    --------------
Earnings before interest expense, taxes
     depreciation and amortization                                                                       9,457
Depreciation and amortization                                                                          (8,487)
Interest expense, net                                                                                  (4,236)
                                                                                                    --------------
Loss before income taxes                                                                            $  (3,266)
                                                                                                    ==============

Segment assets                                      $     454,918     $  206,314      $  26,255     $  687,487
                                                   ===============   ============    ===========    ==============
Three months ended April 4, 1999
Net revenues                                        $     168,419     $  169,730      $  30,011     $  368,160
                                                   ===============   ============    ===========    ==============

Operating contribution before special charges       $      26,753    $     5,323      $   2,448     $   34,524
Special charges                                           (1,730)       (14,590)          (380)       (16,700)
                                                   ---------------  -------------    -----------    --------------
Operating contribution                              $      25,023    $   (9,267)      $   2,068         17,824
                                                   ===============  =============    ===========
Corporate expenses                                                                                    (20,969)
                                                                                                    --------------
Loss before interest expense, taxes
     depreciation and amortization                                                                     (3,145)
Depreciation and amortization                                                                          (8,733)
Interest expense, net                                                                                  (4,273)
                                                                                                    --------------
Loss before income taxes                                                                            $ (16,151)
                                                                                                    ==============

Segment assets                                      $    397,137     $   187,858      $ 17,688      $  602,583
                                                   ==============   =============    ==========     ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The historical unaudited consolidated financial information presents the results of operations and financial position as if the Company was an independent company for all periods presented. The historical financial information may not be indicative of future performance and may not necessarily reflect what the Company's financial position and results of operations would have been if it were a separate stand-alone entity during the periods covered. As an independent company, the Company expects to incur additional legal, risk management, tax, treasury, human resources and administrative and other expenses that it did not experience as a wholly-owned subsidiary of Olsten.

     On March 15, 2000, the Company was split-off (the "split-off") from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly owned subsidiary of Olsten. The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     Our results of operations are impacted by various regulations and other matters that are implemented from time to time in our industry, some of which are described in the Company's Annual Rport on Form 10-K.

First Quarter 2000 and 1999 Results of Operations

Revenues

     Net revenues increased by $16 million or 4.5 percent during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 driven by growth in Specialty Pharmaceutical Services of $12 million or 7.4 percent and Staffing Services of $6 million or 19.6 percent. These increases were offset by a $2 million or 1.1 percent decrease in net revenues in Home Care Nursing Services.

Gross Profit

     Gross profit margins, as a percentage of net revenues decreased from 34.1 percent in the fiscal 1999 first quarter to 33.4 percent in the first quarter of fiscal 2000. This decrease in margins is primarily attributable to a change in business mix reflecting growth in the lower margin Staffing Services business and higher costs attributable to certain biological and pharmaceutical products in the Specialty Pharmaceutical Services business due to product shortages, partly offset by productivity enhancements and rate increases in Home Care Nursing Services.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $128 million, or
33.2 percent of net revenues, for the first quarter of fiscal 2000, as compared to $138 million or 37.4 percent of net revenues in the first quarter of fiscal 1999. Excluding the effects of non-recurring and special charges recorded in both periods as described below, selling, general and administrative expenses were 31.7 percent of net revenues during the fiscal 2000 quarter as compared to
32.8 percent of net revenues in the fiscal 1999 quarter. The decrease as a percentage of net revenues was primarily attributable to the impact of efficiency improvement efforts in Home Care Nursing Services and corporate administrative support departments partially offset by increased information system costs.

     During the quarter ended April 2, 2000, the Company recorded non-recurring and special charges aggregating $5.6 million. Of this amount, non-recurring charges of $4.1 million were incurred to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which was based on Olsten's methodology for allocating general corporate overhead expenses, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Approximately $1.0 million was unpaid and was included in accrued expenses as of April 2, 2000.

     Furthermore, special charges of $1.5 million were incurred during the quarter ended April 2, 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Substantially all of the closures and consolidations of facilities and expected terminations had occurred by January 2, 2000. These activities resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Approximately $2.0 million of this special charge remains unpaid as of April 2, 2000, representing compensation and severance costs of $1.0 million and integration costs of $1.0 million.

Interest Expense

     Interest expense was approximately $4.2 million and $4.3 million in the first quarters of fiscal 2000 and 1999, respectively. Interest expense for each period represented primarily interest on the outstanding Quantum debentures and intercompany borrowings with Olsten.

Income Taxes

     The effective income tax rate on income (loss) was 41.6 percent and 20.7 percent for the first quarter of fiscal 2000 and fiscal 1999, respectively. The rates differ from statutory rates primarily because of non-deductible goodwill amortization and other non-deductible items.

Liquidity and Capital Resources

     Historically, the Company has relied on cash flow from operations and advances from Olsten to meet its operating and investing activities. In the past, when liquidity needs exceeded cash flow, Olsten provided the necessary funds. In accordance with the separation agreement governing the split-off, the Company received approximately $32 million in cash (referred to as the true-up amount), including $8.9 million during the fiscal 2000 first quarter, prior to the March 15, 2000 split-off date. Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which related primarily to management fees, additional advances and interest expense on intercompany balances. Furthermore, in connection with the split-off the Company assumed certain liabilities, including supplemental executive retirement plan and excise tax obligations for former Olsten employees and of the office lease obligations for an Olsten subsidiary. As of March 15, 2000, the Company is no longer able to use Olsten's capital resources to meet its needs and has acquired third party financing, as described below, for such purposes.

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

     As of April 2, 2000, borrowings under the credit facility aggregated $25.5 million and there were approximately $19 million of standby letters of credit outstanding. As of such date, the Company had an aggregate borrowing capacity of approximately $105.5 million under the credit facility. By October 2000, the Company will be required to repay its $78.6 million of 4-3/4% convertible subordinated debentures. The Company is evaluating various options, including use of the new credit facility, to repay these debentures.

     Working capital at April 2, 2000 was $445 million, an increase of $7 million versus $438 million at January 2, 2000. Net receivables increased by $29 million to $605 million, predominantly due to conversion issues resulting from the implementation of and transition to a new billing system for the Specialty Pharmaceutical Services business. The Company will continue to make investments in billing and accounts receivable systems and has realigned its billing and collection units in an effort to improve cash flow from operations.

     Management believes cash flows from operations and borrowings available under the new credit facility will be adequate to support the ongoing operations and to meet debt service and principal repayment requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and relocate its headquarters. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity for operations and to refinance the convertible subordinated debentures which mature on October 1, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of its fixed rate convertible subordinated debentures. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

     Based on the overall interest rate exposure on the Company's fixed rate borrowings at April 2, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's debt.

     Based on variable rate debt levels, a 10 percent change in market interest rates (90 basis points on a weighted average) would have less than a 1 percent impact on the Company's interest expense, net.

     Other than intercompany transactions between the United States and the Company's Canadian subsidiary, the Company generally does not have any transactions that are denominated in a currency other than the functional currency applicable to each entity.

     Although currency fluctuations impact the Company's reported results of operations, such fluctuations generally do not affect the Company's cash flow or result in actual economic gains or losses. Each of the Company's subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

     Fluctuations in currency exchange rates may also impact the shareholders' equity of the Company. The assets and liabilities of the Company's Canadian subsidiary are translated into U.S dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the quarter. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss).

     Foreign exchange gains and losses have not been significant. The Company does not engage in hedging activities. The Company did not hold any derivative instruments at April 2, 2000.

OTHER:

     INFORMATION CONTAINED HEREIN, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. FOR INSTANCE, THE COMPANY'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING THE COMPANY'S INDUSTRIES AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS DOCUMENT AND IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PART  II OTHER INFORMATION

Item 1.    Legal Proceedings

     There is presently pending in the U.S. District Court for the Eastern District of New York a purported class action filed by some Olsten stockholders against Olsten and some of its directors and officers, captioned In re Olsten Corporation Securities Litigation, No. 97-5056 (the "Class Action"). The class action asserts claims for violations of the Securities Act and the Securities Exchange Act, including claims that the directors and officers of Olsten misrepresented information to stockholders relating to the government investigations into Olsten's health services business described Item 5 - Other Information. In December 1998, defendants filed a motion to dismiss the Amended Complaint in this Class Action. In response to a request from the parties, the Court, by Order dated April 27, 2000, dismissed without prejudice defendants' dismissal motion, subject to its being re-filed on the previously-submitted papers, and stayed the Class Action pending the outcome of the parties' mediation efforts.

     There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC (the "Derivative Suit"). This purported derivative lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the above-described class action and the below-described government investigations. In September 1999, defendants filed a motion to dismiss or, in the alternative, stay this Derivative Lawsuit. That motion has not yet been briefed. In April 2000, plaintiffs served defendants with a set of document requests; the deadline to respond thereto was adjourned to July 14, 2000. Subsequently, the parties jointly petitioned the Chancery Court to stay all proceedings in the Derivative Lawsuit pending the outcome of the parties' mediation efforts.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. Discovery continues in this matter.

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

     Reference is made to the descriptions of legal proceedings in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.


Item 2. Change in Securities and Use of Proceeds

     In March 2000, the Company sold 100 shares of its Series A Cumulative non-voting Redeemable Preferred Stock in exchange for services in the amount of $100,000. In March 2000, a subsidiary trust of the Company issued $20 million of 10% convertible trust preferred securities to certain of the Company's and Olsten's directors, officers and management, other related parties and other investors. The trust used the $20 million of gross proceeds to purchase $20 million of the Company's 10% Convertible Subordinated Debentures. The Company used the net proceeds of the transaction to pay Olsten the amount owed for the intercompany balance and for other corporate purposes. The above issuances were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act.

     Reference is made to the notes to the Consolidated Financial Statements in this Form 10-Q for a further description of the above securities.


Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5.    Other Information

     The Company's business has been subject to extensive federal and state governmental investigations regarding, among other things, the preparation of Medicare costs reports, the relationship between it and Columbia/HCA and the health services business related to the purchase by Columbia/HCA of some home health agencies that were owned by the health services business and subsequently managed under contract by a unit of the health services business, and some of the health care practices of Quantum Health Resources, Inc. ("Quantum"), including alleged improper billing and fraud against various federally funded medical assistance programs, which largely occurred during the period prior to Olsten's acquisition of Quantum in June 1996, which is referred to as the "Quantum Investigation."

     In October 1998, Olsten entered into a final settlement agreement with several government agencies related to the Quantum Investigation. Under the settlement, Olsten reimbursed the government approximately $4.5 million for disputed claims under the Medicaid and CHAMPUS programs and entered into a corporate integrity agreement.

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that, in connection with the Quantum New Mexico Investigation, it had dropped its criminal investigation into allegations of improper billing and fraud against various federally funded medical assistance programs by Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement Section. The Company continues to cooperate with the civil inquiry into the Quantum matter and to explore with the New Mexico U.S. Attorney's Office the possibility of reaching a negotiated monetary resolution of the matter. Any negotiated amount could include multiple damages, interest and civil penalties.

     On July 19, 1999, Olsten entered into written civil and criminal agreements with the U.S. Department of Justice and the Office of Inspector General of the U.S. Department of Health and Human Services settling the civil and criminal aspects of the Cost Reports Investigation and the Columbia/HCA Investigation. The settlement agreements provided for the payment of fines and penalties in the amount of $61 million by Olsten, Kimberly, then a subsidiary of Olsten, pled guilty to certain criminal violations of the federal mail fraud, conspiracy and kickback statutes, Kimberly has been permanently excluded from participation in Medicare, Medicaid and all other federal health care programs as defined in 42 U.S.C. ss.1320a-7b(f); and Olsten executed a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the

Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company intends to provide the Office of Inspector General with the requested documents and cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or more of these investigations may be triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

     The Company continues to have discussions with the North Carolina Attorney General's Office concerning questions that the Office has raised as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services and, thus, the Company's entitlement to Medicaid reimbursement in connection with those services. At this time, the Company is unable to assess the probable outcome of or potential liability arising from this matter.

     As noted above, in connection with the October 1998 settlement of the Quantum Investigation, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. Under each of the corporate integrity agreements, the Company is, for example, is required:

     o to maintain a corporate compliance officer to develop and implement compliance programs;

     o to retain an independent review organization to perform annual reviews; and

     o to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The corporate integrity agreement entered into in connection with the Quantum Investigation applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs. The July 19, 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). That corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

     Reference is made to the full descriptions of government investigations in the Company's Annual Report on the Form 10-K for the year ended January 2, 2000.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibit Number    Description

     3.1  Restated Certificate of Incorporation of Company. (1)

     3.2  Restated By-Laws of Company. (1)

     4.1  Specimen of common stock. (3)

     4.2 Indenture dated October 8, 1993, between Quantum Health Resources Inc. and First Trust National Association, as Trustee. (1)

     4.3 Supplemental Indenture dated June 28, 1996, between Quantum Health Resources Inc. and First Trust National Association, as Trustee. (1)

     4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

     4.5 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

     4.6 Second Supplemental Indenture dated March 15, 2000, between Quantum Health Resources, Inc. and U.S. Bank Trust National Association (formerly known as First Trust National Association) as Trustee. (5)

     4.7 Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities dated March 9, 2000. (5)

     4.8 Indenture between the Company and Wilmington Trust Company dated March 15, 2000. (5)

     10.1 Separation Agreement dated August 17, 1999, among Olsten Corporation, Aaronco Corp. and Adecco SA. (1)

     10.2 Omnibus Amendment No. 1 dated October 7, 1999, by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp. (1)

     10.3 Form of Rights Agreement dated March 2, 2000 between the Registrant and Equiserve Limited Partnership, as rights agent. (1)

     10.4 Company's Executive Officers Bonus Plan. (1)

     10.5 Company's 1999 Stock Incentive Plan. (5)

     10.6 Company's stock & Deferred Compensation Plan for Non-Employee Directors. (5)

     10.7 Company's Employee Stock Purchase Plan. (1)

     10.8 Omnibus Amendment No. 2 dated January 18, 2000, by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation. (1)

     10.9 Loan and Security Agreement by and between Fleet Capital Corp., on behalf of the lenders named therein, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein, dated March 13, 2000. (5)

     10.10 Form of Employment Agreement with Edward A. Blechschmidt. (2)

     10.11 Form of Change of Control Agreement with Executive Officers of Company. (5)

     10.12 Form of Change in Control Agreement with Edward A. Blechschmidt. (5)

     10.13 Form of Severance Agreement with Executive Officers of Company. (2)

     21.1 List of Subsidiaries of Company. (2)

     27   Financial Data Schedule

     (1) Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

     (2) Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

     (3) Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

     (4) Incorporated herein by reference to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 dated March 27, 2000 (File No. 333-88663).

     (5) Incorporated herein by reference to the Form 10-K for the Registrant for the Fiscal year ended January 2, 20000



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter for the period covered by this report.

     Exhibit Index

     Exhibit                   Description

       27                Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 17, 2000                /s/ Edward A. Blechschmidt
                                     ------------------------------------------
                                     Edward A. Blechschmidt
                                     President and Chief Executive
                                     Officer


Date:    May 17, 2000                /s/ John J. Collura
                                     -----------------------------------------
                                     John J. Collura
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer