Form 10-Q
period 2000-07-02
GENTIVA HEALTH SERVICES INC
filed 2000-08-16
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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


              175 Broad Hollow Road, Melville, New York 11747-8905
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                 Yes  X    No
                                    ----      ----

       The number of shares outstanding of the Registrant's Common Stock, as of July 2, 2000, was 20,620,426.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1. Interim Financial Statements

                 Consolidated Balance Sheets -- July 2, 2000
                 (Unaudited) and January 2, 2000                          2

                 Consolidated Statements of Operations (Unaudited) -
                 Three and Six Months Ended July 2, 2000 and
                 July 4, 1999                                             3

                 Consolidated Statements of Cash Flows (Unaudited) -
                 Six Months Ended July 2, 2000 and July 4, 1999           4

                 Notes to Consolidated Financial Statements (Unaudited)   5-12

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      13-17

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                              17-18

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                        19-20

         Item 2. Change in Securities and Use of Proceeds                 20-21

         Item 3. Defaults Upon Senior Securities                          21

         Item 4. Submission of Matters to a Vote of Security Holders      21

         Item 5. Other Information                                        21-23

         Item 6. Exhibits and Reports on Form 8-K                         23-25

SIGNATURES                                                                26

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                               July 2, 2000          January 2, 2000
                                                                               ------------          ---------------
                                                                                (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                                            $        2,299          $        2,942
       Receivables, net                                                            604,372                 575,460
       Inventories                                                                  74,492                  93,218
       Prepaid expenses and other current assets                                    39,410                  87,611
                                                                            --------------          --------------
             Total current assets                                                  720,573                 759,231
Fixed Assets, Net                                                                   44,562                  51,809
Intangible Assets, Net                                                             244,654                 250,297
Other Assets                                                                         4,348                   1,678
                                                                            --------------          --------------
             Total assets                                                       $1,014,137              $1,063,015
                                                                            ==============          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                      $     68,562             $    78,562
       Accounts payable                                                             85,460                 114,197
       Accrued expenses                                                             59,863                  76,746
       Payroll and related taxes                                                    20,876                  20,020
       Insurance costs                                                              31,094                  31,170
                                                                            --------------          --------------
             Total current liabilities                                             265,855                 320,695
Other Liabilities                                                                   37,129                  37,029
Long-Term Debt                                                                      26,191                       -
Gentiva - Obligated Mandatorily Redeemable Convertible
Securities of a Subsidiary Holding Solely Gentiva Debentures                        20,000                       -
Shareholders' Equity:
       Common stock, $.10 par value; authorized 100,000,000 shares;
       issued and outstanding 20,620,426 and 20,345,029 shares,                      2,062                   2,035
       respectively
       Additional paid-in capital                                                  685,327                 725,998
       Accumulated deficit                                                         (20,105)                (20,370)
       Accumulated other comprehensive loss                                         (2,322)                 (2,372)
                                                                            --------------          --------------
             Total shareholders' equity                                            664,962                 705,291
                                                                            --------------          --------------
                      Total liabilities and shareholders' equity                $1,014,137              $1,063,015
                                                                            ==============          ==============

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                 Three Months Ended                           Six Months Ended
                                             -----------------------------------   -----------------------------------
                                               July 2, 2000      July 4, 1999        July 2, 2000      July 4, 1999
                                             -----------------------------------   -----------------------------------

Net revenues                                  $    383,270      $   372,573         $    767,877       $   740,733
Cost of services sold                              254,646           245,331             510,751           487,817
                                              --------------    ----------------   ---------------    ----------------
     Gross Profit                                  128,624           127,242             257,126           252,916

Selling, general and administrative expenses       122,785           119,875             250,317           257,427
Interest expense, net                                2,112             4,284               6,348             8,557
                                              --------------    ----------------   ---------------    ----------------
     Income (loss) before income taxes               3,727             3,083                 461           (13,068)

Income tax expense (benefit)                         1,556               648                 196            (2,697)
                                              --------------    ----------------   ---------------    ----------------
     Net income (loss)                        $      2,171      $      2,435        $        265      $    (10,371)
                                              ==============    ================   ===============    ================

Net income (loss) per share:
                        Basic                 $       0.11      $       0.12        $       0.01      $      (0.51)
                                              ==============    ================   ===============    ================
                        Diluted               $       0.10      $       0.12        $       0.01      $      (0.51)
                                              ==============    ================   ===============    ================

Average shares outstanding:
                        Basic                       20,513            20,345              20,429            20,345
                                              ==============    ================   ===============    ================
                        Diluted                     21,823            20,345              21,681            20,345
                                              ==============    ================   ===============    ================


See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                              ---------------------------------
                                                                              July 2, 2000         July 4, 1999
                                                                              --------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                             $      265           $   (10,371)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                            16,141                17,406
         Provision for doubtful accounts                                          16,917                12,408
         Changes in assets and liabilities, net of effect from
         acquisitions:
                  Accounts receivable                                            (45,829)             (112,710)
                  Inventories                                                     18,726                  (811)
                  Prepaid expenses and other current assets                         (899)               (1,645)
                  Current liabilities                                            (48,696)               23,623
         Other, net                                                                1,834                 1,191
                                                                              ----------           -----------
Net cash used in operating activities                                            (41,541)              (70,909)
                                                                              ----------           -----------
INVESTING ACTIVITIES:
Purchase of fixed assets                                                          (3,620)              (11,182)
Acquisitions of businesses, net of cash acquired                                       -                (1,655)
                                                                              ----------           -----------
Net cash used in investing activities                                             (3,620)              (12,837)
                                                                              ----------           -----------
FINANCING ACTIVITIES:
Issuance of mandatorily redeemable securities                                     20,100                     -
Net transactions with Olsten                                                       5,226                90,635
Increase in book overdrafts                                                        3,856                     -
Retirement of debt                                                                (9,525)               (7,688)
Proceeds from revolving credit facility                                           26,191                     -
Debt issuance costs                                                               (2,564)                    -
Proceeds from stock options                                                        1,234                     -
                                                                              ----------           -----------
Net cash provided by financing activities                                         44,518                82,947
                                                                              ----------           -----------
Net decrease in cash and cash equivalents                                           (643)                 (799)
Cash and cash equivalents at beginning of period                                   2,942                   799
                                                                              ----------           -----------
Cash and cash equivalents at end of period                                    $    2,299           $         -
                                                                              ==========           ===========
See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

     2. Background and Basis of Presentation

     On March 15, 2000, the Company was split-off (the "split-off") from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     The Company's selling, general and administrative expenses included a management fee of approximately $1.3 million for the second quarter of fiscal 1999 and $0.9 million and $2.5 million for the first six months of fiscal 2000 and 1999, respectively. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses are reasonable; however, the costs of these items deemed to be charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the split-off, the Company has begun to perform these functions using its own resources or purchased services and the Company has been responsible for the costs and expenses associated with the management of a public corporation.

     Net interest expense as presented in the consolidated statements of operations included net interest expense of approximately $3.2 million for the second quarter of fiscal 1999 and

$2.7 million and $6.5 million for the first six months of fiscal 2000 and 1999, respectively, relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital at January 2, 2000 and as of the split-off date.

     3. Earnings per Share

     Basic net income per share for the fiscal 2000 periods has been computed using the weighted average number of shares outstanding. Such amount is based on 20,345,029 shares of common stock, representing the number of shares of the Company's stock issued on the split-off date, adjusted to reflect 275,397 shares of common stock issued during the second quarter of fiscal 2000 in connection with the exercise of stock options.

     Diluted net income per share for the fiscal 2000 periods has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares represent the incremental shares that would be issued upon the assumed conversion of approximately 3.3 million stock options. The computation of dilutive net income per share excludes the effect of any shares issuable upon the conversion of the 4 3/4% convertible subordinated debentures due October 1, 2000 and the $20 million of 10% convertible trust preferred securities and the exercise of approximately 0.9 million stock options since their inclusion would have had an antidilutive effect on earnings.

     Basic and diluted net income (loss) per share for the fiscal 1999 periods have been computed based solely on the shares of the Company's stock issued on the split-off date.

     4. Non-recurring and Special Charges

     During the six months ended July 2, 2000, the Company recorded non-recurring and special charges aggregating $6.8 million. Of this amount, non-recurring charges of $4.1 million were incurred to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which is based on Olsten's methodology for allocating general corporate overhead expenses as discussed in
Note 7, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Substantially all amounts were paid as of July 2, 2000.

     Special charges of $1.2 million in second quarter and $2.7 million in the first six months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Substantially all of the closures and consolidations of facilities and expected terminations had occurred by January 2, 2000. These activities resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Approximately $1.2 million of this special charge remains unpaid as of July 2, 2000, representing compensation and severance costs of $0.8 million and integration costs of $0.4 million.

     5. Long-Term Debt

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

     At July 2, 2000, borrowings under the credit facility aggregated $26.2 million and there were approximately $19.4 million of standby letters of credit outstanding. As of such date, the Company had borrowing capacity of approximately $104.4 million available under the credit facility.

     At July 2, 2000, the current portion of long-term debt aggregated $68.6 million, which represents the 4 3/4 percent convertible subordinated debentures which mature on October 1, 2000. In June 2000, $10 million of the debentures were retired at 95.25 percent of the princi-pal amount, resulting in a gain of $475,000. In January 1999, $7.7 million of the debentures were retired at 88.5 percent of the principal amount, resulting in a gain of approximately $900,000.

     6.   Mandatorily Redeemable Securities

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a trust, of which the Company owns all the common equity. The convertible trust preferred securities are mandatorily redeemable five years from issuance at a declining premium over face amount. Upon a change of control, as defined, the holders of convertible trust preferred securities may require the trust to purchase these securities at 100 percent of their face amount. Dividends are payable quarterly in cash at the rate of 10 percent per annum, but the trust may defer dividend payments for up to a total of twenty quarters, in which case dividends will accrue. The convertible trust preferred securities are convertible into the Company's common stock at a conversion price of $9.319219. Such conversion price is 17.5 percent above the average closing price of the Company's common stock during the ten trading days following the earnings announcement of the first quarter 2000 results.

     Simultaneously with, and in connection with the issuance by the trust of the convertible trust preferred securities, the Company issued to the trust $20 million of its 10 percent convertible subordinated debentures. The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including but not limited to maturity, interest, conversion and redemption price.

     The trust which issued the convertible trust preferred securities is a special purpose trust. The trust's operations are limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures. The trust may pay dividends only to the extent that the Company pays interest on its convertible subordinated debentures.

     In March 2000, the Company also issued 100 shares of Series A Cumulative Non-voting Redeemable Preferred Stock for proceeds of $100,000. Such amount is included in other liabilities in the consolidated balance sheet at July 2, 2000.

     7. Shareholders' Equity

     Changes in shareholders' equity during the six months ended July 2, 2000 were as follows (in thousands):

                                                                                          Accumulated
                                                        Additional                           Other
                                          Common         paid-in        Accumulated      Comprehensive
                                          Stock          capital          Deficit             Loss             Total
                                      --------------- --------------- ----------------- ----------------- ----------------
Balance at January 2, 2000             $      2,035      $ 725,998     $     (20,370)    $       (2,372)   $    705,291
   Comprehensive income:
     Net income and cumulative
     translation adjustment                                                      265                 50             315

   True-up payment made by Olsten                            8,851                                                8,851

   Obligations assumed in connection
   with the split-off, net of tax
   benefit                                                  (1,029)                                              (1,029)
   Transfer to Olsten of tax benefits
   relating to net operating losses                        (49,700)                                             (49,700)
   Issuance of stock upon exercise of
   stock options                                 27          1,207                                                1,234
                                       ------------      ---------     -------------     --------------    ------------

   Balance at July 2, 2000             $      2,062      $ 685,327     $     (20,105)    $       (2,322)   $    664,962
                                       ============      =========     =============     ==============    ============

         See Note 8 for a description of the true-up payment made by Olsten.


     Under the terms of the separation agreement relating to the split-off, the Company assumed the obligation for the funding of liabilities of the non-qualified supplemental executive retirement plan for certain of its employees and former employees of Olsten. During the first quarter of 2000, payments of $12.1 million were made under this program; these payments exceeded assets of the plan which were transferred to the Company by $3.6 million due primarily to benefits paid to former Olsten employees and a current executive officer of the Company. Furthermore, the Company also assumed excise tax obligations of approximately $0.8 million for a former executive officer of Olsten (and current executive officer of the Company). Approximately $1.0 million of the aggregate net obligations of $4.4 million were included in non-recurring and special charges in the consolidated statements of operations based on Olsten's allocation methodology for general corporate overhead expenses. The remaining $3.4 million associated with these obligations were charged directly to additional paid-in capital.

     In addition, under the terms of the Separation Agreement the Company also agreed to assume the lease for an Olsten subsidiary commencing September 2000. In this connection, the present value of future lease obligations and other costs exceed estimated sublease rentals by $1.7 million. Such amount was charged directly to additional paid-in capital during the first quarter of 2000.

     An estimated tax benefit of $4.1 million relating to the aforementioned obligations was credited to additional paid-in capital.

     In accordance with the Tax Sharing Agreement governing the split-off, any net operating losses generated up to the split-off were to be transferred and utilized by Olsten. Accordingly, on March 15, 2000 the Company transferred approximately $49.7 million of tax benefits relating to those net operating losses to Olsten. Such amount is reflected as a reduction of additional paid-in capital during the first six months of fiscal 2000.

     Total comprehensive income (loss) amounted to $2.1 million and $2.5 million during the second quarter of fiscal 2000 and 1999, respectively, and $0.3 million and $(10.3) million during the first six months of fiscal 2000 and 1999, respectively.

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

     9. Business Segment Information

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

     The Company evaluates performance and allocates resources based on operating contributions of the reportable segments, which excludes corporate expenses, depreciation, amortization and interest expense, but includes revenues and all other costs directly attributable to the specific segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the Company for the benefit of all segments.

     Information about the Company's operations is as follows (in thousands):

                                                     Specialty        Home Care
                                                   Pharmaceutical      Nursing        Staffing
                                                      Services         Services       Services         Total
                                                  ----------------- --------------- -------------- --------------
Three months ended July 2, 2000
-------------------------------
Net revenues                                       $     185,044     $  161,026      $  37,200      $  383,270
                                                  ================= =============== ============== ==============
Operating contribution                             $      23,345     $    9,718      $   3,139      $   36,202
                                                  ================= =============== ==============
Non-recurring and special charges
                                                                                                        (1,191)
Corporate expenses                                                                                     (21,198)
                                                                                                   --------------
Earnings before interest expense, taxes
     depreciation and amortization                                                                      13,813
Depreciation and amortization
                                                                                                        (7,974)
Interest expense, net
                                                                                                        (2,112)
                                                                                                   --------------
Income before income taxes                                                                          $    3,727
                                                                                                   ==============



                                                      Specialty        Home Care
                                                    Pharmaceutical      Nursing         Staffing
                                                       Services         Services        Services         Total
                                                  ----------------   --------------  ------------  --------------
Three months ended July 4, 1999
-------------------------------
Net revenues                                       $     173,395     $  168,779      $  30,399      $  372,573
                                                  ================= =============== ============== ==============
Operating contribution                             $      29,167     $    8,898      $   2,454      $   40,519
                                                  ================= =============== ==============
Corporate expenses                                                                                     (24,479)
                                                                                                   --------------
Earnings before interest expense, taxes
     depreciation and amortization                                                                      16,040
Depreciation and amortization                                                                           (8,673)
Interest expense, net                                                                                   (4,284)
                                                                                                   --------------
Income before income taxes                                                                          $    3,083
                                                                                                   ==============

Six months ended July 2, 2000
-----------------------------
Net revenues                                       $     365,862     $  328,921      $  73,094     $   767,877
                                                  ================= =============== ============== ==============
Operating contribution                             $      48,557     $   18,337      $   5,770     $    72,664
                                                  ================= =============== ==============
Non-recurring and special charges                                                                       (6,791)
Corporate expenses                                                                                     (42,603)
                                                                                                   --------------
Earnings before interest expense, taxes
   depreciation and amortization                                                                        23,270
Depreciation and amortization                                                                          (16,461)
Interest expense, net                                                                                   (6,348)
                                                                                                   --------------
Income before income taxes                                                                         $       461
                                                                                                   ==============
Segment assets                                      $    460,075     $  192,629      $  26,160     $   678,864
                                                  ================= =============== ============== ==============
Six months ended July 4, 1999
-----------------------------
Net revenues                                        $    341,814     $  338,509      $  60,410     $   740,733
                                                  ================= =============== ============== ==============

Operating contribution before special charges       $     55,920     $   14,221      $   4,902     $    75,043
Special charges                                           (1,730)       (14,590)          (380)        (16,700)
                                                    ------------     ----------      ----------    -----------
Operating contribution (loss)                       $     54,190     $     (369)     $   4,522     $    58,343
                                                    ============     ==========      ==========
Corporate expenses                                                                                     (45,448)
                                                                                                   -----------
Earnings before interest expense, taxes
   depreciation and amortization                                                                        12,895
Depreciation and amortization                                                                          (17,406)
Interest expense, net                                                                                   (8,557)
                                                                                                   -----------
Loss before income taxes                                                                           $   (13,068)
                                                                                                   ===========
Segment assets                                      $   401,465      $  222,207      $  20,034     $   643,706
                                                    ===========      ==========      ==========    ===========





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On March 15, 2000, the Company was split-off from Olsten Corporation through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company op-erated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented.

     The historical financial information may not be indicative of future performance and may not necessarily reflect what the Company's financial position and results of operations would have been if it were a separate stand-alone entity during the periods covered. As an independent company, the Company would be expected to incur additional legal, risk management, tax, treasury, human resources and administrative and other expenses that it did not experience as a wholly-owned subsidiary of Olsten. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

Results of Operations

Revenues

     Net revenues increased by $11 million or 2.9 percent to $383 million during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 driven by growth in Specialty Pharmaceutical Services of $12 million or 6.7 percent and Staffing Services of $7 million or 22.4 percent. These increases were partially offset by an $8 million or 4.6 percent decrease in net revenues in Home Care Nursing Services.

     For the first six months of fiscal 2000, net revenues increased by $27 million or 3.7% to $768 million as compared to net revenues of $741 million during the first six months of fiscal 1999. Net revenue growth resulted from increases in Specialty Pharmaceutical Services of $24 million or 7.0% and Staffing Services of $13 million or 21.0% offset by a decrease of $10 million or 2.8% in Home Care Nursing Services.

     In the Specialty Pharmaceutical Services business, revenue growth in both the quarter and the six month period was attributable to increases in coagulation therapies, Flolan, IVIG, Oxandrin and Total Parental Nutrition (TPN) therapies offset somewhat by a decrease in Prolastin revenue. Staffing Services revenue growth during the periods reflects volume and rate increases due to strong market demand created by industry growth and a shortage of full time employees in the institutional, occupational and alternate site health care organizations serviced by the Staffing Services business. The decline in Home Care Nursing Services during the periods was attributable to the continued shortage of nursing and caregiver personnel in cer-tain parts of the country as well as the impact of the closing of certain home care nursing branches during 1999.

Gross Profit

     Gross profit margins, as a percentage of net revenues, decreased from 34.2 percent in the fiscal 1999 second quarter to 33.6 percent in the second quarter of fiscal 2000 and from 34.1 percent in the first six months of fiscal 1999 to
33.5 percent in the first six months of fiscal 2000. This decrease in margins was primarily attributable to a change in business mix reflecting growth in the lower margin Staffing Services business and higher costs attributable to certain biological and pharmaceutical products in the Specialty Pharmaceutical Services business due to product shortages, partly offset by productivity enhancements and rate increases in Home Care Nursing Services.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $123 million during the second quarter of fiscal 2000 as compared to $120 million during the second quarter of fiscal 1999 due to the special charges of $1.2 million and an increase in the provision for doubtful accounts of $2.8 million as well as increases in health insurance costs offset somewhat by the impact of efficiency improvement efforts in Home Care Nursing Services and corporate administrative support departments and the closing of certain home care nursing branches.

     For the first six months of fiscal 2000, selling, general and administrative expenses were $250 million as compared to $257 million for the first six months of fiscal 1999. This decrease resulted from a change in non-recurring and special charges from $16.7 million in the fiscal 1999 period to $6.8 million in the fiscal 2000 period as well as the impact of efficiency improvement efforts and the closing of home care nursing branches offset by an increase of $4.5 million in the provision for doubtful accounts.

     During the six months ended July 2, 2000, the Company recorded non-recurring and special charges aggregating $6.8 million. Of this amount, non-recurring charges of $4.1 million were incurred to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which was based on Olsten's methodology for allocating general corporate overhead expenses, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

     Special charges of $1.2 million in the second quarter and $2.7 million in the first six months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Substantially all of the closures and consolidations of facilities and expected terminations occurred by January 2, 2000. These activities resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate.

     Excluding the effects of non-recurring and special charges recorded in the periods as described below, selling, general and administrative expenses as a percentage of net revenues were 31.7 percent and 32.2 percent during the second quarters of fiscal 2000 and 1999, respectively, and 31.7 percent and 32.5 percent during the first six months of fiscal 2000 and 1999, respectively.

Interest Expense, Net

     Interest expense, net was approximately $2.1 million and $4.3 million in the second quarters of fiscal 2000 and 1999, respectively, and $6.3 million and $8.6 million during the first six months of fiscal 2000 and 1999, respectively. Interest expense, net represented primarily interest on the outstanding 4 3/4 percent convertible subordinated debentures during each period, net intercompany borrowings with Olsten for the fiscal 1999 periods and the period from January 3, 2000 to March 15, 2000 and interest on borrowings under the credit facility and the mandatorily redeemable securities subsequent to March 15, 2000.

Income Taxes

     The effective income tax rate on income (loss) before income taxes was approximately 42 percent for the fiscal 2000 periods and approximately 21 percent for the fiscal 1999 periods. The rates differ from statutory rates primarily because of the impact of non-deductible goodwill amortization and other non-deductible items.

Liquidity and Capital Resources

     Prior to the split-off, the Company relied on cash flow from operations and advances from Olsten to meet the requirements of its operating and investing activities. In the past, when liquidity needs exceeded cash flow, Olsten provided the necessary funds. In accordance with the separation agreement governing the split-off, the Company received approximately $32 million in cash (referred to as the true-up amount), including $8.9 million prior to the March 15, 2000 split-off date. Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which related primarily to management fees, additional advances and interest expense on intercompany balances. Furthermore, in connection with the split-off the Company assumed certain liabilities, including supplemental executive retirement plan and excise tax obligations for former Olsten employees and of the office lease obligations for an Olsten subsidiary. As of March 15, 2000, the Company had acquired third party financing, as described below, to meet its funding requirements.

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

     As of July 2, 2000, borrowings under the credit facility aggregated $26.2 million and there were approximately $19.4 million of standby letters of credit outstanding. As of such date, the Company had an aggregate borrowing capacity of approximately $104.4 million under the credit facility. In June 2000, the Company retired $10 million of its 4 3/4 percent convertible subordinated debentures at 95.25 percent of the principal amount, resulting in a gain of $475,000. By October 1, 2000, the Company will be required to repay the remaining $68.6 million of these debentures and, in this connection, is currently evaluating various financing options. Such options include use of the revolving credit facility, issuing securities under a $150 million shelf registration statement which was filed with the Securities and Exchange Commission in July 2000, and using cash proceeds which may be generated should the Com-pany consummate the sale of its health care staffing services business. The Company announced in July 2000 that it is in discussions regarding the possible sale of this business. Furthermore, the Company is also engaged in discussions with its lenders under the credit facility with respect to certain amendments to the credit facility.

     Working capital at July 2, 2000 was $455 million, an increase of $16 million versus $439 million at January 2, 2000. Net receivables increased by $29 million in the first quarter of fiscal 2000, predominantly due to conversion issues resulting from the implementation of and transition to a new billing system for the Specialty Pharmaceutical Services business. Net receivables remained stable during the second quarter and aggregated $604 million at July 2, 2000. The Company will continue to make investments in billing and accounts receivable systems and has restructured its contracting, delivery, billing and collection units in an effort to improve cash flow from operations. In this regard, the Company used $41.9 million of cash in operating activities during the first quarter of fiscal 2000; in the second quarter of fiscal 2000, $0.4 million of cash was provided by operating activities.

     Management believes cash flows from operations, borrowings available under the new credit facility and other financing activities will be adequate to support the ongoing operations and to meet debt service and principal repayment requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and relocate its headquarters. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity for operations and to refinance the 4 3/4 percent convertible subordinated debentures which mature on October 1, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of its fixed rate 4 3/4 percent convertible subordinated debentures. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

     Based on the overall interest rate exposure on the Company's fixed rate borrowings at July 2, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's debt.

     Based on variable rate debt levels, a 10 percent change in market interest rates (90 basis points on a weighted average) would have less than a 1 percent impact on the Company's interest expense, net.

     Other than intercompany transactions between the Company and its Canadian subsidiary, the Company generally does not have any transactions that are denominated in a currency other than the functional currency applicable to each entity.

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

     Foreign exchange gains and losses have not been significant. The Company does not engage in hedging activities. The Company did not hold any derivative instruments at July 2, 2000.

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

                           PART II - OTHER INFORMATION

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

     There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC (the "Derivative Suit"). This purported derivative lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the above-described class action and the below-described government investigations. In September 1999, defendants filed a motion to dismiss or, in the alternative, stay this Derivative Lawsuit. Prior to the briefing of defendants' dismissal motion and prior to filing any responses to discovery requests, the parties jointly petitioned the Chancery Court to stay all proceedings in the Derivative Lawsuit pending the outcome of the parties' mediation efforts.

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

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly") initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until September 2000.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S District Court for the Middle District of Tennessee (Nashville). Thereafter, the Company was served with an Amended Complaint on July 21, 2000. The Amended Complaint, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation, alleges, among other things, that the defendants' business practices in connection with the home healthcare patient referrals during the 1994 and 1996 time period violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, the Tennessee Consumer Protection Act, and the common law of Tennessee, Texas, Georgia and Florida. The Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia and allegedly lost business or property due to defendants' business practices.

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

Item 2.  Change in Securities and Use of Proceeds

     In March 2000, the Company sold 100 shares of its Series A Cumulative non-voting Redeemable Preferred Stock in exchange for services in the amount of $100,000. In March 2000, a subsidiary trust of the Company issued $20 million of 10% convertible trust preferred securities to certain of the Company's and Olsten's directors, officers and management, other related parties and other investors. The trust used the $20 million of gross proceeds to purchase $20 million of the Company's 10% Convertible Subordinated Debentures. The Com-pany used the net proceeds of the transaction to pay Olsten the amount owed for the intercompany balance and for other corporate purposes. The above issuances were made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act.

     Reference is made to the notes to the Consolidated Financial Statement in this Form 10-Q for a further description of the above securities.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The Company's business has been subject to extensive federal and state governmental investigations regarding, among other things, some of the health care practices of Quantum Health Resources, Inc. ("Quantum"), including alleged improper billing and fraud against various federally funded medical assistance programs, which largely occurred during the period prior to Olsten's acquisition of Quantum in June 1996, which is referred to as the "Quantum Investigation."

     In October 1998, Olsten entered into a final settlement agreement with several government agencies related to the Quantum Investigation. Under the settlement, Olsten reimbursed the government approximately $4.5 million for disputed claims under the Medicaid and CHAMPUS programs and entered into a corporate integrity agreement.

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that it had dropped its criminal investigation into allegations of improper billing and fraud against various federally funded medical assistance programs by Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office has referred the Quantum matter to its Affirmative Civil Enforcement Section. The Company continues to cooperate with the remaining civil inquiry into the Quantum matter and to explore with the New Mexico U.S. Attorney's Office the possibility of reaching a negotiated monetary resolution of the matter. Any negotiated amount could include multiple damages, interest and civil penalties.

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

     As noted above, in connection with the October 1998 settlement of the Quantum Investigation, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. Under each of the corporate integrity agreements, the Company is, for example, required:

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

Item 6  Exhibits and Reports on Form 8-K

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

               4.2 Indenture dated October 8, 1993, between Quantum Health Resources Inc. and First Trust National Association, as Trustee. (1)

               4.3 Supplemental Indenture dated June 28, 1996, between Quantum Health Resources Inc. and First Trust National Association, as Trustee. (1)

               4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

               4.5 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

               4.6 Second Supplemental Indenture dated March 15, 2000, be-tween Quantum Health Resources, Inc. and U.S. Bank Trust National Association (formerly known as First Trust National Association) as Trustee. (5)

               4.7 Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities dated March 9, 2000. (5)

               4.8 Indenture between the Company and Wilmington Trust Company dated March 15, 2000. (5)

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

               10.11 Form of Change of Control Agreement with Executive Officers of Company. (5)

               10.12 Form of Change in Control Agreement with Edward A.
                     Blechschmidt. (5)

               10.13 Form of Severance Agreement with Executive Officers of
                     Company. (2)

               10.14 Amendment No. 1 dated June 30, 2000 to Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities.

               10.15 Amendment No. 1 dated June 30, 2000 to Indenture between the Company and Wilmington Trust Company.

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

               (1) Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

               (2) Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

               (3) Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

               (4) Incorporated herein by reference to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 dated March 27, 2000 (File No. 333-88663).

               (5) Incorporated herein by reference to the Form 10-K for the Registrant for the Fiscal Year ended January 2, 2000

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

Date:  August 16, 2000               /s/ Edward A. Blechschmidt
                                    --------------------------
                                    Edward A. Blechschmidt
                                    President and Chief Executive
                                     Officer


Date:  August 16, 2000               /s/ John J. Collura
                                     -------------------
                                     John J. Collura
                                     Executive Vice President,
                                     Chief Financial Officer and
                                      Treasurer