Form 10-Q
period 2000-10-01
GENTIVA HEALTH SERVICES INC
filed 2000-11-16
CIK 1096142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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


               3 Huntington Quadrangle 2S, Melville, NY 11747-8943
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (631) 501-7000

              175 Broad Hollow Road, Melville, New York 11747-8905
                       (Former name and former address, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

    The number of shares outstanding of the Registrant's Common Stock, as of
                        October 1, 2000, was 20,809,333.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

         Item 1.  Interim Financial Statements
                  Consolidated Balance Sheets - October 1, 2000
                  (Unaudited) and January 2, 2000                          2

                  Consolidated
                  Statements of Operations (Unaudited) - Three and Nine
                  Months Ended October 1, 2000 and October 3, 1999         3

                  Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended October 1, 2000 and October 3, 1999    4

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                              5-18

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      19-29

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              30-31

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                         31-32

         Item 2. Change in Securities and Use of Proceeds                  32-33

         Item 3. Defaults Upon Senior Securities                           33

         Item 4. Submission of Matters to a Vote of Security Holders       33

         Item 5. Other Information                                         33-34

         Item 6. Exhibits and Reports on Form 8-K                          35-37

SIGNATURES                                                                 38

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                  (Unaudited)


                                                                              October 1, 2000        January 2, 2000
                                                                              ---------------        ---------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                $    3,106             $     2,942
       Receivables, less allowance for doubtful                                    447,493                 575,460
         accounts of $112,070 and $36,759, respectively
       Inventories                                                                  72,908                  93,218
       Prepaid expenses and other current assets                                    38,000                  87,611
                                                                              ---------------         --------------
             Total current assets                                                  561,507                 759,231

Fixed Assets, Net                                                                   42,487                  51,809

Intangible Assets, Net                                                             236,643                 250,297

Other Assets                                                                        12,980                   1,678
                                                                              ---------------         --------------
             Total assets                                                       $  853,617             $ 1,063,015
                                                                              ===============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                        $   75,690             $    78,562
       Accounts payable                                                             85,838                 114,197
       Accrued expenses                                                             46,390                  76,746
       Payroll and related taxes                                                    20,426                  20,020
       Insurance costs                                                              29,732                  31,170
                                                                              ---------------         --------------
             Total current liabilities                                             258,076                 320,695

Other Liabilities                                                                   40,662                  37,029

Gentiva - Obligated Mandatorily Redeemable Convertible
Securities of a Subsidiary Holding Solely Gentiva Debentures                        20,000                       -

Shareholders' Equity:
       Common stock, $.10 par value; authorized 100,000,000 shares;
       issued and outstanding 20,809,333 and 20,345,029 shares,                      2,081                   2,035
       respectively
       Additional paid-in capital                                                  686,201                 725,998
       Accumulated deficit                                                        (150,451)                (20,370)
       Accumulated other comprehensive loss                                         (2,952)                 (2,372)
                                                                              ---------------         --------------
             Total shareholders' equity                                            534,879                 705,291
                                                                              ---------------         --------------
             Total liabilities and shareholders' equity                         $  853,617             $ 1,063,015
                                                                              ===============         ==============

         See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended              Nine Months Ended
                                                ------------------------------  ------------------------------
                                                   October 1,      October 3,      October 1,      October 3,
                                                      2000            1999            2000            1999
                                                -------------    -------------  -------------  ---------------
  Net revenues                                   $    380,325    $    377,312   $   1,148,202     $ 1,118,045
  Cost of services sold                               262,160         252,234         772,911         740,051
                                                 -------------   -------------  --------------  --------------
      Gross Profit                                    118,165         125,078         375,291         377,994

  Selling, general and administrative expenses        245,930         123,200         496,247         380,627
  Interest expense, net                                 2,270           4,251           8,618          12,808
                                                 -------------   -------------  --------------  --------------
      Income (loss) before income taxes              (130,035)         (2,373)       (129,574)        (15,441)

  Income tax expense (benefit)                            311             108             507          (2,589)
                                                 -------------   -------------  --------------  --------------
      Net income (loss)                          $   (130,346)   $     (2,481)  $    (130,081)    $   (12,852)
                                                 ==============  =============  ===============   =============
  Net income (loss) per share:
         Basic and diluted                       $      (6.30)   $      (0.12)  $       (6.34)    $     (0.63)
                                                 ==============  =============  ===============   =============
  Average shares outstanding:
         Basic and diluted                             20,705          20,345          20,521          20,345
                                                 ==============  =============  ===============   =============

         See notes to consolidated financial statements.



                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                           --------------------------------------
                                                                            October 1, 2000       October 3, 1999
                                                                           ----------------       ---------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $    (130,081)          $   (12,852)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                            24,307                25,798
         Provision for doubtful accounts                                         136,408                24,334
         Write-off of goodwill                                                     5,200                     -
Changes in assets and liabilities, net of effect from acquisitions:
         Accounts receivable                                                     (30,441)             (110,058)
         Inventories                                                              22,110                   801
         Prepaid expenses and other current assets                                    89                     -
         Current liabilities                                                     (52,147)              (46,056)
         Other, net                                                                2,698                 2,680
                                                                            ---------------        -------------
Net cash used in operating activities                                            (21,857)             (115,353)
                                                                            ---------------        -------------
INVESTING ACTIVITIES:
Purchase of fixed assets                                                          (4,778)              (15,625)
Acquisitions of businesses, net of cash acquired                                       -                (1,655)
                                                                            ---------------        -------------
Net cash used in investing activities                                             (4,778)              (17,280)
                                                                            ---------------        -------------
FINANCING ACTIVITIES:
Issuance of mandatorily redeemable securities                                     20,100                     -
Net transactions with Olsten                                                       5,226               139,522
Increase in book overdrafts                                                        4,400                     -
Retirement of debt                                                                (9,525)               (7,688)
Proceeds from revolving credit facility                                            7,128                     -
Debt issuance costs                                                               (2,657)                    -
Proceeds from stock options                                                        2,127                     -
                                                                            ---------------        -------------
Net cash provided by financing activities                                         26,799               131,834
                                                                            ---------------        -------------

Net increase (decrease) in cash and cash equivalents                                 164                  (799)

Cash and cash equivalents at beginning of period                                   2,942                   799
                                                                            ---------------        -------------
Cash and cash equivalents at end of period                                   $     3,106           $         -
                                                                            ===============        =============

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


The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the collectibility of accounts receivable. Actual results could differ from those estimates.


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

     The Company's selling, general and administrative expenses included a management fee of approximately $1.3 million for the third quarter of fiscal 1999 and $0.9 million and $3.8 million for the first nine months of fiscal 2000 and 1999, respectively. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses are reasonable; however, the costs of these items deemed to be charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the split-off, the Company has begun to perform these functions using its own resources or purchased services and the Company has been responsible for the costs and expenses associated with the management of a public corporation.

     Net interest expense as presented in the consolidated statements of operations included net interest expense of approximately $3.2 million for the third quarter of fiscal 1999 and $2.7 million and $9.7 million for the first nine months of fiscal 2000 and 1999, respectively, relat-ing to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital at January 2, 2000 and as of the split-off date.

3.   Earnings per Share

     Basic and diluted net income (loss) per share for the fiscal 2000 periods has been computed using the weighted average number of shares outstanding. Such amount is based on 20,345,029 shares of common stock, representing the number of shares of the Company's stock issued on the split-off date, adjusted to reflect 464,304 shares of common stock issued during the nine month period ended October 1, 2000 in connection with the exercise of stock options. The computation of dilutive net income per share excludes the effect of any shares issuable upon the conversion of (1) the 4 3/4 convertible subordinated debentures which matured and were retired on October 2, 2000 (without any such conversion), (2) the $20 million of 10% convertible trust preferred securities and (3) the exercise of approximately 0.9 million stock options since their inclusion would have had an antidilutive effect on earnings.

     Basic and diluted net income (loss) per share for the fiscal 1999 periods have been computed based solely on the shares of the Company's stock issued on the split-off date.

4.   Special Charges

     During the three months and nine months ended October 1, 2000, the Company recorded special charges aggregating $132.0 million and $139.0 million, respectively. Charges during the fiscal 2000 periods are summarized and further described below (dollars in thousands):

                                           Three                  Nine
                                          Months                 Months
                                    --------------------   --------------------
Bad Debt/Receivables Write-Off       $        112,000          $     112,000
Settlement costs                                7,200                  7,400
Goodwill impairment                             5,200                  5,200
Split-off/transition costs                                             4,100
Name change and other                           1,225                  3,916
                                    --------------------   --------------------
Subtotal included in selling,
  general and administrative
  expenses                                    125,625                132,616
Inventory/System Issues                         6,400                  6,400
                                    --------------------   --------------------

       Total                         $        132,025          $     139,106
                                    ====================   ====================

     As of October 1, 2000, a valuation allowance of approximately $51 million has been established for the deferred tax asset generated from the charges described above because of the uncertainty of the ultimate realization of the net deferred tax asset.

     Bad Debt/Receivables Write-Off

     During 2000 the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection and inventory management units, (ii) development of numerous enhancements to the billing and collection system, and (iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.

     In the third quarter of 2000, management analyzed the results of these activities and concluded that certain receivables previously thought to be collectible were uncollectible. Moreover, management determined that the Company's resources would be more effectively redirected to the collection of more current balances. As a result, management has developed estimates for collection rates of its existing accounts receivable balances based on aging category and business line.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112 million, which is reflected in selling, general and administrative expenses in the accompanying statements of operations.

    In addition, the Company recognized revenues of $5.0 million relating to an adjustment to estimated revenue accruals and increased a provision for doubtful accounts by a corresponding amount.

Inventory/System Issues

     An adjustment of $6.4 million was recorded in cost of services sold for estimated obsolescence, shrinkage of inventory and changes in cost estimates arising from the systems conversion and asset verification and physical inventory procedures which were performed during the third quarter of fiscal 2000.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits the obligations for which was assumed by the Company from Olsten under an indemnification provision in connection with the split-off, as well as estimated settlement costs related to government inquiries in New Mexico and North Carolina (and discussed in Item 1. Legal Proceedings below).

     As a result of their participation in a mediation process supervised by a third-party mediator, the parties to the Class Action and the Derivative Lawsuit (as defined in Item 1. Legal Proceedings below) recently agreed in principle to settle both lawsuits for the aggregate sum of $25 million. The Company's insurers have agreed to contribute $18 million of the settlement sum and the Company has agreed to contribute the remaining $7 million. The settlement reached by the parties is subject to, among other things, the parties' execution of formal settlement agreements and obtaining the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending.

     In August 2000, the Company entered into a settlement agreement with government agencies participating in the New Mexico investigation referred to in
Item 5 - Other Information. Under the terms of this agreement, the Company paid these government agencies

$650,000, of which $150,000 and $400,000 were recorded during the three months and nine months ended October 1, 2000, respectively. The Company has also recorded $50,000 in estimated settlement costs in connection with the government inquiry in North Carolina referred to in Item 5 - Other Information.

     The charges are reflected in selling, general and administrative expenses in the accompanying statements of operations for the fiscal 2000 periods. As of October 1, 2000, approximately $7.0 million of these charges remain unpaid.

     Goodwill Impairment

     In October 2000, the Company announced that it had entered into an agreement to sell its home care nursing services operations in Canada. The consideration for the sale includes a minority equity interest in the acquirer and cash in amounts to be determined based on the net working capital. Net revenues relating to the Canadian operations approximated $29 million during the first nine months of fiscal 2000. The transaction is expected to be consummated during the fourth quarter of fiscal 2000.

     As a result of this agreement, management determined that an impairment of goodwill had occurred and, as such, the Company recorded a charge of $5.2 million in selling, general and administrative expenses for the three and nine months ended July 2, 2000.

     Split-off/Transition Costs

     Non-recurring charges of $4.1 million were incurred during the nine months ended October 1, 2000 to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which is based on Olsten's methodology for allocating general corporate overhead expenses as discussed in Note 7, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Substantially all amounts were paid as of October 1, 2000.

     Name Change and Other

     Special charges of approximately $1.2 million in the third quarter and $3.9 million in the first nine months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     In the quarter ended April 4, 1999, the Company recorded a special charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain business previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. Substantially all of the closures and consolidations of facilities and expected terminations had occurred by January 2, 2000. These activities resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Approximately $0.9 million of this special charge remains unpaid as of October 1, 2000, representing compensation and severance costs of $0.2 million and integration costs of $0.7 million.

5.   Long-Term Debt

     On March 13, 2000, the Company entered into a credit facility, which was subsequently amended on September 15, 2000, and which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent.

     At October 1, 2000, outstanding borrowings and standby letters of credit under the credit facility approximated $7.1 million and $20.7 million, respectively. Current portion of long-term debt as of October 1, 2000 also included $68.6 million of 4 3/4 percent convertible subordinated debentures which were retired, together with accrued interest of approximately $1.6 million, on October 2, 2000 (the first business day after maturity) with additional borrowings from the credit facility. Borrowings under the credit facility were subsequently repaid in late October 2000 upon receipt of proceeds from the sale of the staffing services business as well as cash flow from operations.

     In June 2000, $10 million of the debentures were retired at 95.25 percent of the principal amount, resulting in a gain of $475,000. In January 1999, $7.7 million of the debentures were retired at 88.5 percent of the principal amount, resulting in a gain of approximately $900,000.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization and provides limitations on certain other activities. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment. As of October 1, 2000, the Company was in non-compliance of the minimum tangible net worth covenant under the credit facility as a result of the special charges recorded during the third quarter of fiscal 2000. The Company is in discussions with its lenders and, based on such discussions (including a verbal approval by the agent, which is also a lender), the Company expects to receive an executed waiver and an amendment of the tangible net worth provision of the credit facility. As a result, the outstanding borrowings under the credit facility have been classified in current liabilities as of October 1, 2000. The
Company's borrowing capacity under the credit facility, which approximated
$106 million at October 1, 2000, was not significantly affected by the special charges since most of such charges did not impact eligible accounts receivable or its current non-compliance with the net worth provision of the credit facility.

6.   Mandatorily Redeemable Securities

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a trust, of which the Company owns all the common equity. The convertible trust preferred securities are mandatorily redeemable five years from issuance at a declining premium over face amount. Upon a change of control, as defined, the holders of convertible trust preferred securities may require the trust to purchase these securities at 100 percent of their face amount. Dividends are payable quarterly in cash at the rate of 10 percent per annum, but the trust may defer dividend payments for up to a total of twenty quarters, in which case dividends will accrue. The convertible trust preferred securities are convertible into the Company's common stock at a conversion price of $9.319219. Such conversion price is 17.5 percent above the average closing price of the Company's common stock during the ten trading days following the earnings announcement of the first quarter 2000 results in accordance with the trust agreement.

     Simultaneously with, and in connection with, the issuance by the trust of the convertible trust preferred securities, the Company issued to the trust $20 million of its 10 percent convertible subordinated debentures. The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including, but not limited to, maturity, interest, conversion and redemption price.

     The trust, which issued the convertible trust preferred securities is a special purpose trust. The trust's operations are limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures. The trust may pay dividends only to the extent that the Company pays interest on its convertible subordinated debentures.

     In March 2000, the Company also issued 100 shares of Series A Cumulative Non-voting Redeemable Preferred Stock for proceeds of $100,000. Such amount is included in other liabilities in the consolidated balance sheet at October 1, 2000.

7.   Shareholders' Equity

     Changes in shareholders' equity during the nine months ended October 1, 2000 were as follows (in thousands):

                                                                                    Accumulated
                                                      Additional                       Other
                                          Common       Paid-in       Accumulated   Comprehensive
                                          Stock        Capital         Deficit         Loss             Total
                                        ----------   ------------   ------------   -------------     ------------
Balance at January 2, 2000              $   2,035     $ 725,998     $  (20,370)    $   (2,372)       $   705,291

   Comprehensive income:
     Net income and cumulative
     translation adjustment                                           (130,081)          (580)          (130,661)

   True-up payment made by Olsten                         8,851                                            8,851

   Obligations assumed in connection
   with the split-off, net of tax                        (1,029)                                          (1,029)
   benefit

   Transfer to Olsten of tax benefits
   relating to net operating losses                     (49,700)                                         (49,700)

   Issuance of stock upon exercise
   of stock options                            46         2,081                                            2,127
                                        ----------   ------------   ------------   -------------     ------------
Balance at October 1, 2000              $   2,081     $ 686,201     $ (150,451)    $   (2,952)       $   534,879
                                        ==========   ============   ============   =============     ============


See Note 8 for a description of the true-up payment made by Olsten.

     Under the terms of the separation agreement relating to the split-off, the Company assumed the obligation for the funding of liabilities of the non-qualified supplemental executive retirement plan for certain of its employees and former employees of Olsten. During the first quarter of 2000, payments of $12.1 million were made under this program; these payments exceeded assets of the plan which were transferred to the Company by $3.6 million due primarily to benefits paid to former Olsten employees and a current executive officer of the Company. Furthermore, the Company also assumed excise tax obligations of approximately $0.8 million for a former executive officer of Olsten (and current executive officer of the Company). Approximately $1.0 million of the aggregate net obligations of $4.4 million were included in non-recurring and special charges in the consolidated statements of operations based on Olsten's allocation methodology for general corporate overhead expenses. The remaining $3.4 million associated with these obligations was charged directly to additional paid-in capital.

     In addition, under the terms of the separation agreement, the Company also agreed to assume a lease for an Olsten subsidiary, that was unrelated to the operation of the Company, commencing September 2000. In this connection, the present value of future lease obligations and other costs exceed estimated sublease rentals by $1.7 million. Such amount was charged directly to additional paid-in capital during the first quarter of 2000.

     An estimated tax benefit of $4.1 million relating to the aforementioned obligations was credited to additional paid-in capital.

     In accordance with the tax sharing agreement governing the split-off, any net operating losses generated up to the split-off were to be transferred and utilized by Olsten. Accordingly, on March 15, 2000 the Company transferred approximately $49.7 million of tax benefits re-lating to those net operating losses to Olsten. Such amount is reflected as a reduction of additional paid-in capital during the first six months of fiscal 2000.

     Total comprehensive loss amounted to $131.0 million and $2.5 million during the third quarter of fiscal 2000 and 1999, respectively, and $130.7 million and $12.8 million during the first nine months of fiscal 2000 and 1999, respectively.

8.   Transactions with Olsten

     Net transactions with Olsten, included in shareholders' equity, include the accumulated excess of cash outlays made on the Company's behalf and management fees charged to the Company by Olsten over cash receipts generated by the Company through March 15, 2000. In accordance with the terms of the separation agreement, intercompany balances at October 31, 1999 of approximately $507 million have been contributed to the Company's capital in their entirety. Pursuant to the terms described in the separation agreement, the Company was to receive approximately $32 million in cash (referred to as the true-up amount) on or prior to the split-off date. Approximately $23.1 million of the true-up amount was received by the Company prior to January 2, 2000; the remaining $8.9 million was received by the Company during the first quarter of fiscal 2000.

     Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance, which primarily related to advances for management fees, additional borrowings and interest expense on intercompany balances.

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

     Staffing Services includes (i) services to institutional, occupational and alternate site health care organizations by providing health care professionals to meet supplemental staffing needs and (ii) clinical support services for pharmaceutical and biotechnology firms. As discussed in Note 10, the health care staffing services business was sold on October 27, 2000. Net revenues for this business as a percentage of net revenues for the total Staffing Services segment was approximately 83 percent for the fiscal 2000 periods and 78 percent for the fiscal 1999 periods. The information set forth below and in this report does not reflect the Company's sale of the health care staffing services business.

     The Company and its cheif decision makers evaluate performance and allocate resources based on operating contributions of the reportable segments, which excludes corporate expenses, depreciation, amortization and interest expense, but includes revenues and all other costs directly attributable to the specific segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the Company for the benefit of all segments.

     Information about the Company's operations is as follows (in thousands):

                                                   Specialty        Home Care
                                                 Pharmaceutical     Nursing         Staffing
                                                    Services        Services        Services        Total
                                                 --------------   ------------    ------------    ----------
Three months ended October 1, 2000
Net revenues                                      $   188,155     $   151,892      $   40,278     $  380,325
                                                 ==============   ============    ============    ==========
Operating contribution before special charges     $    22,490     $     7,111      $    3,674     $   33,275
Special charges attributable to segments              (99,400)        (19,200)                      (118,600)
                                                 --------------   ------------    ------------    ----------
Operating contribution (loss)                     $   (76,910)    $   (12,089)     $    3,674        (85,325)
                                                 ==============   ============    ============
Special charges attributable to corporate                                                            (13,425)
Corporate expenses                                                                                   (21,168)
                                                                                                  ----------
Earnings  (loss) before interest expense,
    taxes,  depreciation and amortization                                                           (119,918)
Depreciation and amortization                                                                         (7,847)
Interest expense, net                                                                                 (2,270)
                                                                                                  ----------
Loss before income taxes                                                                          $ (130,035)
                                                                                                  ==========
Three months ended October 3, 1999

Net revenues                                      $   176,092     $   168,787      $   32,433     $  377,312
                                                 =============    ============    ============    ==========
Operating contribution                            $    21,689     $     5,998      $    2,499     $   30,186
                                                 =============    ============    ============    ==========
Corporate expenses                                                                                   (19,916)
                                                                                                  ----------
Earnings before interest expense, taxes,
    depreciation and amortization                                                                     10,270
Depreciation and amortization                                                                         (8,392)
Interest expense, net                                                                                 (4,251)
                                                                                                  ----------
Loss before income taxes                                                                          $   (2,373)
                                                                                                  ==========
Nine months ended October 1, 2000
Net revenues                                      $   554,017     $   480,813      $  113,372     $1,148,202
                                                  ============    ============    ===========     ==========
Operating contribution before special charges     $    71,047     $    25,448      $    9,444     $  105,939
Special charges attributable to segments              (99,400)        (19,200)              -       (118,600)
                                                  ------------    ------------    -----------     ----------


                                                   Specialty        Home Care
                                                 Pharmaceutical     Nursing         Staffing
                                                    Services        Services        Services        Total
                                                 --------------   ------------    ------------    ----------

Operating contribution (loss)                     $   (28,353)    $     6,248      $    9,444        (12,661)
                                                 ==============   ============    ============    ==========
Special charges attributable to corporate                                                            (20,416)
Corporate expenses                                                                                   (63,572)
                                                                                                  ----------
Earnings (loss) before interest expense,
    taxes, depreciation and amortization                                                             (96,649)
Depreciation and amortization                                                                        (24,307)
Interest expense, net                                                                                 (8,618)
                                                                                                  ----------
Loss before income taxes                                                                          $ (129,574)
                                                                                                  ==========
Segment assets                                    $   347,480     $   147,234      $   25,687     $  520,401
                                                 =============    ============    ============    ==========
Nine months ended October 1, 1999
Net revenues                                      $   517,906     $   507,296      $   92,843     $1,118,045
                                                 =============    ============    ============    ==========
Operating contribution before special charges     $    77,609     $    20,219      $    7,401     $  105,229
Special charges                                        (1,730)        (14,590)           (380)       (16,700)
                                                 -------------    ------------    ------------    ----------
Operating contribution (loss)                     $    75,879     $     5,629      $    7,021         88,529
                                                 =============    ============    ============    ==========
Corporate expenses                                                                                   (65,364)
                                                                                                  ----------
Earnings before interest expense, taxes,
    depreciation and amortization                                                                     23,165
Depreciation and amortization                                                                        (25,798)
Interest expense, net                                                                                (12,808)
                                                                                                  ----------
Loss before income taxes                                                                          $  (15,441)
                                                                                                  ==========
Segment assets                                    $   391,220     $   210,128      $   23,353     $  624,701
                                                 =============    ============    ============    ==========

10.  Subsequent Events

     On October 27, 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million. These proceeds may be adjusted (upward or downward) in accordance with the purchase and sale agreement based on, among other things, the final closing balance sheet. In October 2000, the Company announced that it had entered into an agreement to sell its home care nursing services operations in Canada. The consideration for the sale includes a minority equity interest in the acquirer and cash in amounts to be determined based on net working capital. The Company also announced its decision to close or consolidate twelve nursing services branches and restructure certain corporate and administrative activities. During the fourth quarter of fiscal 2000, management of the Company expects to record a net gain of between $30 million and $40 million relating to these transactions.

11.  Contingencies

     The Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury, and employment disputes. Management does not view any of these actions as likely to result in an uninsured award that would be material to the Company.

     In addition, there is presently pending in the U.S. District Court for the Eastern District of New York a purported class action filed by some Olsten stockholders against Olsten and some of its directors and officers, captioned In re Olsten Corporation Securities Litigation, No. 97-5056 (the "Class Action"). The Class Action asserts claims for violations of the Securities Act and the Securities Exchange Act, including claims that the directors and officers of Olsten misrepresented information to stockholders relating to the government investigations into Olsten's health services business described in Item 5 - Other Information. There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC (the "Derivative Lawsuit"). This Derivative Lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the Class Action and the below-described government investigations. As a result of their participation in a mediation process supervised by a third-party mediator, the parties to the Class Action and the Derivative Lawsuit recently agreed in principle to settle both lawsuits for the aggregate sum of $25 million. The Company's insurers have agreed to contribute $18 million of the settlement sum and the Company has agreed to contribute the remaining $7 million. The settlement reached by the parties is subject to, among other things, the parties' execution of formal settlement agreements and obtaining the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The parties are engaging in discussions in an attempt to resolve this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly") initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until January 2001.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000. The Amended Complaint, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation, alleges, among other things, that the defendants' business practices in connection with the home health care patient referrals during the 1994 and 1996 time period violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, the Tennessee Consumer Protection Act, and the common law of Tennessee, Texas, Georgia and Florida. The Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia and allegedly lost business or property due to defendants' business practices. In September, 2000, the defendants filed a motion to dismiss the Amended Complaint which remains pending before the Court. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

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

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that it had dropped its criminal investigation into allegations of improper billing and fraud against various federally funded medical assistance programs by Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office had referred the Quantum matter to its Affirmative Civil Enforcement Section. On August 30, 2000, the Company entered into a settlement agreement with all government agencies participating in the New Mexico U.S Attorney's Civil Office investigation. Under the terms of the Agreement, the Company paid the government $650,000, but denied all wrongdoing.

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company has provided and continues to provide the Office of Inspector General with the requested documents and continues to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or more of these investigations may be triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

     The North Carolina Attorney General's Office has raised questions as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services. The Company is in current negotiations with the Office to resolve this inquiry.

     In October 1998, in connection with its settlement of a government investigation into the health care practices of Quantum Health Resources (a subsidiary of the Company) for a period prior to 1997, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. Under each of the corporate integrity agreements, the Company is, for example, required:

     o to maintain a corporate compliance officer to develop and implement compliance programs;

     o to retain an independent review organization to perform annual reviews; and

     o to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The October 1998 corporate integrity agreement applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs. The July 19, 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). That corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

     In March 2000, Gentiva was notified by the U.S. Department of Justice that, in light of the Adecco/Olsten merger and the split-off of Gentiva as an independent public company, the Company has been substituted for Olsten in connection with the civil settlement and corporate integrity agreements referenced in this Item 5-Other Information section.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On March 15, 2000, the Company was split-off from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented prior to March 15, 2000

     The historical financial information may not be indicative of future performance and may not necessarily reflect what the Company's financial position and results of operations would have been if it were a separate stand-alone entity during the periods prior to March 15, 2000. As an independent company, the Company has incurred additional legal, risk management, tax, treasury, human resources and administrative and other expenses that it did not incur as a wholly-owned subsidiary of Olsten. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company. The historical financial information does not reflect the matters described in Note 10.

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

Results of Operations

Revenues

     Net revenues increased by $3 million or 0.8 percent to $380 million during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 driven by growth in Specialty Pharmaceutical Services of $12 million or 6.9 percent and Staffing Services of $8 million or 24.2 percent. These increases were partially offset by a $17 million or 10.0 percent decrease in net revenues in Home Care Nursing Services.

     For the first nine months of fiscal 2000, net revenues increased by $30 million or 2.7 percent to $1.148 billion as compared to net revenues of $1.118 billion during the first nine months of fiscal 1999. Net revenue growth resulted from increases in Specialty Pharmaceutical Services of $36 million or 7.0 percent and Staffing Services of $20 million or 22.1 percent offset by a decrease of $26 million or 5.2 percent in Home Care Nursing Services.

     In the Specialty Pharmaceutical Services business, revenue growth in both the third quarter and the nine month period for fiscal 2000 was attributable to volume increases in the pulmonary hypertension therapy Flolan(R) and the nutrition support therapies such as Total Parental Nutrition (TPN). In addition, the Company recognized revenues of $5.0 million relating to an adjustment to estimated revenue accruals and increased a provision for doubtful accounts by a corresponding amount. The revenue growth in these therapies, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, and the Bayer Corporation's decision last year to begin directly distributing Prolastin(R), an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antitrypsin Deficiency. Staffing Services revenue growth during both the third quarter and the nine month period for fiscal 2000 reflects volume and rate increases due to strong market demand created by industry growth and a shortage of full time employees in the institutional, occupational and alternate site health care organizations serviced by the Staffing Services business. The decline in Home Care Nursing Services revenue during both the third quarter and the nine month period for fiscal 2000 was attributable to the adoption of new clinical protocols as part of the transition to the new Medicare reimbursement system which became effective on October 1, 2000 as well as to the continued shortage of nursing and caregiver personnel in certain parts of the country and the impact of the closing of certain home care nursing branches during 1999.

Gross Profit

     Gross profit margins, as a percentage of net revenues, decreased from 33.2 percent in the fiscal 1999 third quarter to 31.1 percent in the third quarter of fiscal 2000 and from 33.8 percent in the first nine months of fiscal 1999 to
32.7 percent in the first nine months of fiscal 2000. Of the total decrease in margins, 1.7 percent for the third quarter and 0.5 percent for the nine months can be attributed to the special charge associated with the inventory adjustment of $6.4 million which was recorded in the three month and nine month periods of fiscal 2000. The remaining decrease in margins was primarily attributable to a change in business mix reflecting growth in the lower margin Staffing Services business and higher costs attributable to certain biological and pharmaceutical products in the Specialty Pharmaceutical
Services business due to product shortages, partly offset by productivity enhancements and rate increases in Home Care Nursing Services.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $246 million during the third quarter of fiscal 2000 as compared to $123 million during the third quarter of fiscal 1999 due to special charges of $125.6 million as well as increases in health insurance costs offset somewhat by the impact of efficiency improvement efforts in Home Care Nursing Services and corporate administrative support departments and the closing of certain home care nursing branches.

     For the first nine months of fiscal 2000, selling, general and administrative expenses were $496 million as compared to $381 million for the first nine months of fiscal 1999. This increase resulted from a change in the amount of special charges affecting selling, general and administrative expenses from $16.7 million in the fiscal 1999 period to $132.6 million in the fiscal 2000 period offset somewhat by the impact of efficiency improvement efforts and the closing of home care nursing branches.

     Bad Debt/Receivables Write-Off

     During 2000 the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection and inventory management units, (ii) development of numerous enhancements to the billing and collection system, and (iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.

     In the third quarter of 2000, management analyzed the results of these activities and concluded that certain receivables previously thought to be collectible were uncollectible. Moreover, management determined that the Company's resources would be more effectively redirected to the collection of more current balances. As a result, management has developed estimates for collection rates of its existing accounts receivable balances based on aging category and business line.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112 million, which is reflected in selling, general and administrative expenses in the accompanying statements of operations.

    In addition, the Company recognized revenues of $5.0 million relating to an adjustment to estimated revenue accruals and increased a provision for doubtful accounts by a corresponding amount.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits the obligations for which was assumed by the Company from Olsten under an indemnification provision in connection with the split-off, as well as estimated settlement costs related to government inquiries in New Mexico and North Carolina (and discussed in Item 1. Legal Proceedings below).

     As a result of their participation in a mediation process supervised by a third-party mediator, the parties to the Class Action and the Derivative Lawsuit (as defined in Item 1. Legal Proceedings below) recently agreed in principle to settle both lawsuits for the aggregate sum of $25 million. The Company's insurers have agreed to contribute $18 million of the settlement sum and the Company has agreed to contribute the remaining $7 million. The settlement reached by the parties is subject to, among other things, the parties' execution of formal settlement agreements and obtaining the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending.

     In August 2000, the Company entered into a settlement agreement with government agencies participating in the New Mexico investigation referred to in
Item 5 - Other Information. Under the terms of this agreement, the Company paid these government agencies

$650,000, of which $150,000 and $400,000 were recorded during the three months and nine months ended October 1, 2000, respectively. The Company has also recorded $50,000 in estimated settlement costs in connection with the government inquiry in North Carolina referred to in Item 5 - Other Information.

     The charges are reflected in selling, general and administrative expenses in the accompanying statements of operations for the fiscal 2000 periods. As of October 1, 2000, approximately $7.0 million of these charges remain unpaid.

     Goodwill Impairment

     In October 2000, the Company announced that it had entered into an agreement to sell its home care nursing services operations in Canada. The consideration for the sale includes a minority equity interest in the acquirer and cash in amounts to be determined based on the net working capital. Net revenues relating to the Canadian operations approximated $29 million during the first nine months of fiscal 2000. The transaction is expected to be consummated during the fourth quarter of fiscal 2000.

     As a result of this agreement, management determined that an impairment of goodwill had occurred and, as such, the Company recorded a charge of $5.2 million in selling, general and administrative expenses for the three and nine months ended July 2, 2000.

     Split-off/Transition Costs

     Non-recurring charges of $4.1 million were incurred during the nine months ended October 1, 2000 to reflect obligations resulting from the Company's split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These non-recurring charges included change of control, compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, including approximately $1.0 million which is based on Olsten's methodology for allocating general corporate overhead expenses as discussed in Note 7, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Substantially all amounts were paid as of October 1, 2000.

     Name Change and Other

     Special charges of approximately $1.2 million in the third quarter and $3.9 million in the first nine months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

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

     Excluding the effects of special charges recorded in the periods as described above, selling, general and administrative expenses as a percentage of net revenues were 31.6 percent and 32.7 percent during the third quarters of fiscal 2000 and 1999, respectively, and 31.7 percent and 32.5 percent during the first nine months of fiscal 2000 and 1999, respectively.

Interest Expense, Net

     Interest expense, net was approximately $2.3 million and $4.3 million in the third quarters of fiscal 2000 and 1999, respectively, and $8.6 million and $12.8 million during the first nine months of fiscal 2000 and 1999, respectively. Interest expense, net represented primarily interest on the outstanding 4 3/4 percent convertible subordinated debentures during each period, net intercompany borrowings with Olsten for the fiscal 1999 periods and the period from January 3, 2000 to March 15, 2000 and interest on borrowings under the credit facility and the mandatorily redeemable securities subsequent to March 15, 2000.

Income Taxes

     Income tax expense consists of taxes relating to Canada and certain state jurisdictions. The Company has estimated net operating loss carryforwards (NOLs) of approximately $129 million as of October 1, 2000. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance of approximately $51 million for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The valuation allowance had the effect of reducing the Company's effective tax rate for the fiscal 2000 periods. The Company expects its effective tax rate to be below 10 percent until such time as the NOLs are utilized.

Liquidity and Capital Resources

     Prior to the split-off, the Company relied on cash flow from operations and advances from Olsten to meet the requirements of its operating and investing activities. In the past, when liquidity needs exceeded cash flow, Olsten provided the necessary funds. In accordance with the separation agreement governing the split-off, the Company received approximately $32 million in cash (referred to as the true-up amount), including $8.9 million prior to the March 15, 2000 split-off date. Following the split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance, which related primarily to management fees, additional advances and interest expense on intercompany balances. Furthermore, in connection with the split-off the Company assumed certain liabilities, including a supplemental executive retirement plan and excise tax obligations for former Olsten employees and the office lease obligations for an Olsten subsidiary. As of March 15, 2000, the Company had acquired third party financing, as described below, to meet its funding requirements.

     The Company received $20 million of proceeds from the issuance by Gentiva Trust, a Delaware statutory trust (the "Trust"), of 10% convertible trust preferred securities on March 15, 2000. The Company owns all the common equity in the Trust. The Trust's only asset is the 10% convertible subordinated debentures of the Company.

     On March 13, 2000, the Company entered into a credit facility, which was subsequently amended on September 15, 2000, and which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to 80 percent of eligible accounts receivable, as defined. As of October 1, 2000, borrowings under the credit facility aggregated $7.1 million and there were approximately $20.7 million of standby letters of credit outstanding. Current portion of long-term debt as of October 1, 2000 included $68.6 million of 4 3/4 percent convertible subordinated debentures which were retired, together with accrued interest of approximately $1.6 million, on October 2, 2000 (the first business day after maturity) with borrowings from the credit facility. In June 2000, the Company retired $10 million of the debentures at 95.25 percent of the principal amount, resulting in a gain of $475,000.

     On October 27, 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million. These proceeds may be adjusted (upward or downward) in accordance with the purchase and sale agreement, based upon, among other things, the final closing balance sheet. In late October 2000, the Company used proceeds from the sale of its health care staffing services business and cash flow from operations to repay all borrowings under its credit facility. As of November 14, 2000, the Company had no outstanding borrowings under its credit facility.

     The credit facility, which expires in 2004, includes covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include: limitations on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and disposition of assets and other limitations with respect to the Company's operations. The interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent. As of October 1, 2000, the Company was in non-compliance of the minimum tangible net worth covenant under the credit facility as a result of the special charges recorded during the third quarter. The Company is in discussions with its lenders and, based on such discussions (including verbal approval by the administrative agent, which is also a lender), the Company expects to receive an executed waiver and an amendment of the tangible net worth provision of the credit facility. As a result, the outstanding borrowings under the credit facility have been classified in current liabilities as of October 1, 2000.
The Company's borrowing capacity under the credit facility, which approximated $106 million at October 1, 2000, was not significantly affected by the special charges since most of such charges did not impact eligible accounts receivable.

     Working capital at October 1, 2000 was $379 million, a decrease of $60 million versus $439 million at January 2, 2000. Net receivables increased by $29 million in the first quarter of fiscal 2000, predominantly due to conversion issues resulting from the implementation of and transition to a new billing system for the Specialty Pharmaceutical Services business. Net receivables remained stable during the second quarter and aggregated $604 million at July 2, 2000. Net receivables decreased by $157 million during the third quarter and aggregated $447 million at October 1, 2000 as a result of the increase in the provision for doubtful accounts as discussed above and improved cash collections. The Company will continue to make investments in billing and accounts receivable systems and has restructured its contracting, delivery, billing and collection units in an effort to improve cash flow from operations. In this regard, the Company used $41.9 million of cash in operating activities during the first quarter of fiscal 2000; in the second and third quarters of fiscal 2000, the Company generated $0.4 million and $19.6 million, respectively, of cash from operating activities.

     Management believes cash flows from operations, borrowings available under the credit facility and other financing options will be adequate to support the ongoing operations and to meet debt service requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and relocate its headquarters. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity for operations.

11.  Contingencies

     The Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury, and employment disputes. Management does not view any of these actions as likely to result in an uninsured award that would be material to the Company.

     In addition, there is presently pending in the U.S. District Court for the Eastern District of New York a purported class action filed by some Olsten stockholders against Olsten and some of its directors and officers, captioned In re Olsten Corporation Securities Litigation, No. 97-5056 (the "Class Action"). The Class Action asserts claims for violations of the Securities Act and the Securities Exchange Act, including claims that the directors and officers of Olsten misrepresented information to stockholders relating to the government investigations into Olsten's health services business described in Item 5 - Other Information. There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC (the "Derivative Lawsuit"). This Derivative Lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the Class Action and the below-described government investigations. As a result of their participation in a mediation process supervised by a third-party mediator, the parties to the Class Action and the Derivative Lawsuit recently agreed in principle to settle both lawsuits for the aggregate sum of $25 million. The Company's insurers have agreed to contribute $18 million of the settlement sum and the Company has agreed to contribute the remaining $7 million. The settlement reached by the parties is subject to, among other things, the parties' execution of formal settlement agreements and obtaining the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The parties are engaging in discussions in an attempt to resolve this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly") initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until January 2001.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000. The Amended Complaint, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation, alleges, among other things, that the defendants' business practices in connection with the home health care patient referrals during the 1994 and 1996 time period violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, the Tennessee Consumer Protection Act, and the common law of Tennessee, Texas, Georgia and Florida. The Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia and allegedly lost business or property due to defendants' business practices. In September, 2000, the defendants filed a motion to dismiss the Amended Complaint which remains pending before the Court. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

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

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that it had dropped its criminal investigation into allegations of improper billing and fraud against various federally funded medical assistance programs by Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office had referred the Quantum matter to its Affirmative Civil Enforcement Section. On August 30, 2000, the Company entered into a settlement agreement with all government agencies participating in the New Mexico U.S Attorney's Civil Office investigation. Under the terms of the Agreement, the Company paid the government $650,000, but denied all wrongdoing.

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company has provided and continues to provide the Office of Inspector General with the requested documents and continues to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or more of these investigations may be triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

     The North Carolina Attorney General's Office has raised questions as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services. The Company is in current negotiations with the Office to resolve this inquiry.

     In October 1998, in connection with its settlement of a government investigation into the health care practices of Quantum Health Resources (a subsidiary of the Company) for a period prior to 1997, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. Under each of the corporate integrity agreements, the Company is, for example, required:

     o to maintain a corporate compliance officer to develop and implement compliance programs;

     o to retain an independent review organization to perform annual reviews; and

     o to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The October 1998 corporate integrity agreement applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs. The July 19, 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). That corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

     In March 2000, Gentiva was notified by the U.S. Department of Justice that, in light of the Adecco/Olsten merger and the split-off of Gentiva as an independent public company, the Company has been substituted for Olsten in connection with the civil settlement and corporate integrity agreements referenced in this Item 5-Other Information section.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates related primarily to the fair value of its fixed rate 4 3/4 percent convertible subordinated debentures. These debentures were retired at maturity on October 2, 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

     Based on the overall interest rate exposure on the Company's fixed rate borrowings at October 1, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's debt.

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

     Although currency fluctuations impact the Company's reported results of operations, such fluctuations generally do not affect the Company's cash flow or result in actual economic gains or losses. Each of the Company's subsidiaries derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations. Fluctuations in currency exchange rates may also impact the shareholders' equity of the Company. The assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the quarter. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss).

     Foreign exchange gains and losses have not been significant. The Company does not engage in hedging activities. The Company did not hold any derivative instruments at October 1, 2000.

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

AND EXCHANGE COMMISSION. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury, and employment disputes. Management does not view any of these actions as likely to result in an uninsured award that would be material to the Company.

     In addition, there is presently pending in the U.S. District Court for the Eastern District of New York a purported class action filed by some Olsten stockholders against Olsten and some of its directors and officers, captioned In re Olsten Corporation Securities Litigation, No. 97-5056 (the "Class Action"). The Class Action asserts claims for violations of the Securities Act and the Securities Exchange Act, including claims that the directors and officers of Olsten misrepresented information to stockholders relating to the government investigations into Olsten's health services business described in Item 5 - Other Information. There is also pending in the Delaware Chancery Court a purported derivative lawsuit filed by some Olsten stockholders against some directors and officers of Olsten (and Olsten, as nominal defendant), captioned Rubin v. May, No. 17135-NC (the "Derivative Lawsuit"). This Derivative Lawsuit alleges that the Olsten directors and officers breached their fiduciary duties to stockholders in connection with the Class Action and the below-described government investigations. As a result of their participation in a mediation process supervised by a third-party mediator, the parties to the Class Action and the Derivative Lawsuit recently agreed in principle to settle both lawsuits for the aggregate sum of $25 million. The Company's insurers have agreed to contribute $18 million of the settlement sum and the Company has agreed to contribute the remaining $7 million. The settlement reached by the parties is subject to, among other things, the parties' execution of formal settlement agreements and obtaining the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The parties are engaging in discussions in an attempt to resolve this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly") initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitration be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings, and has not yet quantified the claims. The parties agreed to suspend the proceedings until January 2001.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000. The Amended Complaint, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation, alleges, among other things, that the defendants' business practices in connection with the home health care patient referrals during the 1994 and 1996 time period violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, the Tennessee Consumer Protection Act, and the common law of Tennessee, Texas, Georgia and Florida. The Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia and allegedly lost business or property due to defendants' business practices. In September, 2000, the defendants filed a motion to dismiss the Amended Complaint which remains pending before the Court. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

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

Item 3.  Defaults Upon Senior Securities

     None. Reference is made to Note 5 of Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     On January 28, 1999, Olsten announced that it had been advised by the United States Attorney's Office for the District of New Mexico ("New Mexico U.S. Attorney's Office") that it had dropped its criminal investigation into allegations of improper billing and fraud against various federally funded medical assistance programs by Quantum during the period between January 1992 and April 1997. By letter dated February 1, 1999, the New Mexico U.S. Attorney's Office advised Olsten that, having ended its criminal inquiry, the Office had referred the Quantum matter to its Affirmative Civil Enforcement Section. On August 30, 2000, the Company entered into a settlement agreement with all government agencies participating in the New Mexico U.S Attorney's Civil Office investigation. Under the terms of the Agreement, the Company paid the government $650,000, but denied all wrongdoing.

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company has provided and continues to provide the Office of Inspector General with the requested documents and continues to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or more of these investigations may be triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

     The North Carolina Attorney General's Office has raised questions as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services. The Company is in current negotiations with the Office to resolve this inquiry.

     In October 1998, in connection with its settlement of a government investigation into the health care practices of Quantum Health Resources (a subsidiary of the Company) for a period prior to 1997, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma that will be in effect until December 31, 2001. Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. Under each of the corporate integrity agreements, the Company is, for example, required:

     o to maintain a corporate compliance officer to develop and implement compliance programs;

     o to retain an independent review organization to perform annual reviews; and

     o to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The October 1998 corporate integrity agreement applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs. The July 19, 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). That corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

     In March 2000, Gentiva was notified by the U.S. Department of Justice that, in light of the Adecco/Olsten merger and the split-off of Gentiva as an independent public company, the Company has been substituted for Olsten in connection with the civil settlement and corporate integrity agreements referenced in this Item 5-Other Information section.

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

               10.11 Form of Change of Control Agreement with Executive Officers of Company. (5)

               10.12 Form of Change in Control Agreement with Edward A. Blechschmidt. (5)

               10.13 Form of Severance Agreement with Executive Officers of Company. (2)

               10.14 Amendment No. 1 dated June 30, 2000 to Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities. (6)

               10.15 Amendment No. 1 dated June 30, 2000 to Indenture between the Company and Wilmington Trust Company. (6)

               10.16 First Amendment and Consent Agreement dated September 15, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein.

               10.17 Purchase and Sale Agreement dated August 25, 2000 by and between the Company and Intelistaf Group, Inc. (formerly known as GS Acquisition Co.)

               21.1    List of Subsidiaries of Company. (2)

               27      Financial Data Schedule.

               (1) Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

               (2) Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

               (3) Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

               (4) Incorporated herein by reference to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 dated March 27, 2000 (File No. 333-88663).

               (5) Incorporated herein by reference to the Form 10-K for the Registrant for the Fiscal Year ended January 2, 2000.

               (6) Incorporated herein by reference to Form 10-Q for the Regis-trant for the period ended July 2, 2000.

     (b) Reports on Form 8-K

     Registrant filed a report on Form 8-K dated August 25, 2000, related to the sale of its health care staffing services business.

Exhibit Index

Exhibit                           Description

    27                   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 2000             /s/ Edward A. Blechschmidt
                                     ---------------------------
                                     Edward A. Blechschmidt
                                     President and Chief Executive
                                     Officer


Date:  November 16, 2000             /s/ John J. Collura
                                     ----------------------------------
                                     John J. Collura
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer