Form 10-K
period 2000-12-31
GENTIVA HEALTH SERVICES INC
filed 2001-03-30
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                           Commission File No. 1-15669

                          GENTIVA HEALTH SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  36-433-5801
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                     Identification No.)


            3 Huntington Quadrangle 2S, Melville, New York 11747-8943
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (631) 501-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                       ---------------------
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

                                   Yes X      No _


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common equity (Common Stock) held by non-affiliates of the registrant as of March 23, 2001 was $351,163,599 based on the closing price of the Common Stock on The Nasdaq National Market on such date.

     The number of shares outstanding of the registrant's Common Stock, as of March 23, 2001, was 21,952,715.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for registrant's 2001 Annual Meeting of Shareholders is incorporated by reference into PART III hereof.



     Information contained in this Report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, the Company's strategies and operations involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the health care industry and numerous other factors discussed in this Report and in the registrant's filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

                                     PART I

Item 1.      Business.
             --------
Introduction

     Gentiva Health Services, Inc. ("Gentiva" or the "Company") became an independent publicly owned company on March 15, 2000, when all of the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). Prior to the Split-Off, all of the assets and liabilities of Olsten's health services business (formerly known as Olsten Health Services) were transferred to the Company pursuant to a separation agreement and other agreements between Gentiva, Olsten and Adecco SA ("Adecco"). Gentiva was incorporated in the state of Delaware on August 6, 1999.

         The Company operates its health services business in the United States and provides specialty pharmaceutical services (including infusion therapy and distribution services) and home health care services.

Specialty Pharmaceutical Services

     The Company's specialty pharmaceutical services business is coordinated through its network of 39 pharmacies across the United States and generally includes:

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

     o Immunodeficiency/autoimmune disorders, which are a classification of chronic disorders arising when the body's immune system fails to produce sufficient antibodies to protect against infection. These disorders include multiple sclerosis, myasthenia gravis and lupus. These disorders are generally incurable, but the symptoms can be treated with a therapy consisting of intravenous immune globulin prepared from human plasma (IVIG).

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

     o    Wholesale distribution of various pharmaceutical products.

Home Health Care Services

     The Company's home health care services business is conducted through more than 275 locations, of which 98% are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). These locations offer a broad range of services including:

     o General skilled nursing care that is provided by registered nurses and licensed practical nurses who assess the appropriateness of home health care, including the family and home environment for patients, and perform clinical procedures and instruct the patient and family regarding necessary treatments. Patients receiving this care typically include stabilized post-operative patients in recovery at home, patients who are acutely ill but who do not require hospitalization and patients who are chronically or terminally ill.

     o Pediatric services consisting of nursing services specializing in care for children.

     o Rehabilitation services consisting of programs and services that address a wide range of neurologic and orthopedic diagnoses, including head or traumatic brain injuries, spinal cord injuries and other complex rehabilitation cases.

     o Other therapy services that consist of physical, occupational, speech and respiratory therapy to patients recovering from strokes, traumas or certain surgeries, services for high-risk pregnancies, post-partum care, mental health care, AIDS therapy and various medical social services.

     o Disease management and wound care programs that are administered by nurses who provide specialty care regimens to patients in their home. These nurses instruct patients and their families in the self-administration of some therapies and procedures, such as infection control, emergency procedures and the proper handling and usage of medication, medical supplies and equipment as well as teach disease state management programs at home to patients with asthma, diabetes and other illnesses.

     o Home health aide care that involves basic patient care from taking temperatures and blood pressure to assisting with daily living activities. The Company's home health aides must pass certain competency tests and are supervised by registered nurses.

     o Personal care services consisting of homemaker services which are provided to the elderly or the disabled. These services may include housekeeping, shopping and assistance with personal hygiene, dressing and meals.

     Through four regional centers in the United States, the Company provides care management and coordination for managed care customers desiring referrals, centralized intake and billing claims adjustment, utilization review, quality assurance and data reporting and analysis.

Staffing Services

     On October 27, 2000, the Company sold its staffing services business to a company formed by InteliStaf Holdings, Inc. and the Carlyle Group and received $66.5 million, subject to certain post closing adjustments. The Company's staffing services business provided services to institutions and occupational and alternate site healthcare organizations by providing health care professionals to meet supplemental staffing needs. The Company retained certain business relating to the conduct of clinical trials, research projects, educational programs and the promotion and launching of drugs and devices.

Canadian Operations

     On November 20, 2000, the Company sold its home health operations in Canada to Bayshore Health Group for cash plus a 19.9% interest in Bayshore.

Payors

     In fiscal years 2000 and 1999, approximately 63 percent and 64 percent, respectively, of the Company's revenues were attributable to commercial pay sources, 21 percent and 20 percent, respectively, of the Company's revenues were attributable to Medicaid reimbursement, state reimbursed programs and other state/county funding programs, and 16 percent and 16 percent, respectively, of the Company's revenues were attributable to Medicare reimbursement. In fiscal years 2000 and 1999, Cigna Healthcare accounted for approximately 15 percent and 11 percent, respectively, of revenues. The Company has renewed its contract with Cigna Healthcare for the sixth consecutive year, with the current contract expiring on December 31, 2001, with an option to renew. Except for these payors, no other payor accounts for 10 percent or more of the Company's revenues. The revenues from commercial payors are primarily generated under fee for service contracts which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party. In all instances, revenues include staffing services revenues.

Source and Availability of Personnel

     Specialty pharmaceutical services. Employees are generally full-time, salaried personnel and include licensed professionals, such as pharmacists and nurses. Employees are recruited through various means, including advertising in local and national media, job fairs and solicitations on web sites. The Company believes that the specialty pharmaceutical services industry, as a whole, is experiencing some shortage of pharmacists. However, the Company has been able to recruit personnel successfully under current economic conditions.

     Home  health  care  services.   To  maximize  the  cost  effectiveness  and
productivity of caregivers, the Company utilizes customized systems and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. Caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Caregivers are generally paid on a per visit basis or on an hourly basis for time actually worked. The Company also employs full-time, salaried caregivers. In certain areas of the United States, the Company, along with its competitors, is currently experiencing a shortage of licensed professionals. A continued shortage of professionals could have a material adverse effect on the Company's business.

Trademarks

     The Company has various trademarks registered with the U.S. Patent and Trademark Office, including REHAB WITHOUT WALLS(R) and CHRONICARE(R) or in the process of being registered with the U.S. Patent and Trademark Office, including CARECENTRIX(SM), CARE YOU CAN COUNT ON(SM) and GENTIVA(SM). In addition, the Company had a royalty-free license from Olsten which permitted the Company to use, until March 15, 2001, some trademarks, service marks and names that were not transferred to the Company in the Split-Off, including OLSTEN(R). Since the Split-Off, the Company has developed and intends to continue to develop its Gentiva name and its health services business trademarks.

Business Environment

     Specialty pharmaceutical services. The specialty pharmaceutical services industry has been and is fueled by significant developments of new drugs and therapies by biotechnology and pharmaceutical manufacturers. Many of these drugs and therapies require specialized storage, distribution and handling by specialty pharmaceutical services companies. In addition, the complexity of these therapies often requires properly trained nurses and pharmacists to administer and monitor the therapies for the patients. The Company believes that these factors will continue to spur the growth of this industry.

     Home health care services. Factors that the Company believes have contributed and will contribute to the development of home health care in particular include recognition that home health care can be a cost-effective alternative to lengthy, more expensive institutional care; an aging population; increasing consumer awareness and interest in home health care; the psychological benefits of recuperating from an illness or accident in one's own home; and advanced technology that allows more health care procedures to be provided at home.

     The Company is actively pursuing relationships with managed care organizations. The Company believes that its nationwide office network, financial resources and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health care industry. The Company offers the direct and managed provision of care as a single source, thereby optimizing utilization.

Marketing and Sales

     Specialty pharmaceutical services. The Company seeks to grow its specialty pharmaceutical services through a business development team which is responsible for tracking new biological drugs and negotiating distribution arrangements for those drugs. The Company also supports its sales efforts of pharmaceuticals with sales representatives who market the Company's services directly to hospitals, physician groups, and managed care.

     Home health care services. In general, the Company obtains clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and television. The Company also maintains an Internet web site that describes the Company, its services and products. Marketing efforts also involve personal contact with case managers for managed health care programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. The Company does not seek reimbursement from government payors for unallowable marketing and sales expenses.

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

     The Company believes that its success in furnishing caregivers is based, among other factors, on its reputation for quality and local market expertise combined with the resources of an extensive office network. The Company also empowers its branch directors with a high level of responsibility, providing strong incentives to manage the business effectively at the local level, one of the central ingredients in a business where relationships are vital to success.

Competitive Position

     Specialty pharmaceutical services. The specialty pharmaceutical services business is highly competitive. Companies engaged in this business include national chain pharmacies, mail order pharmacies, hospital-based pharmacies and specialty pharmaceutical distributors. The Company's primary national competitors are Caremark RX, Inc. (CTS), Accredo Health, Incorporated and Priority Healthcare Corporation. The Company believes that it currently has approximately an 11% market share in specialty pharmaceutical services. Competition is based on quality of care and service offerings, as well as upon patient and referral source relationships, price and reputation.

     Home health care services. The segments of the home health care industry in which the Company operates are also highly competitive and fragmented. Home health care nursing providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some segments of the home health care market in which the Company operates. The Company's primary competitors for its home health care nursing services business are hospital-based home health agencies and visiting nurse associations. The Company holds the number one market position in home health care nursing, which it believes to be currently approximately a 2% market share. The Company believes that no other entity holds more than a 1% share in home health care nursing. The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its widespread office network and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

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

Number of Persons Employed

     At December 31, 2000, the Company had approximately 4,350 full-time administrative staff and 450 full-time caregivers. The Company also employs caregivers on a temporary basis, as needed, to provide home health care services. In fiscal 2000, the average number of temporary caregivers employed on a weekly basis was approximately 16,500. The Company believes that its relationships with its employees are generally good. The Company believes that it maintains insurance coverages that are adequate for the purpose of its business.

     The Services' Employees International Union, Local 880 filed a representation petition with the National Labor Relations Board (NLRB) in August 1999 covering three home health services offices in Chicago, Illinois with about 700 caregivers. Two elections have been held at which employees voted against the representation. Following the most recent election in June

2000, the union filed objections to the vote, which the NLRB Hearing Officer rejected. The union has appealed that decision, and if it prevails on appeal another election will be held.



                            ------------------------

     For a discussion of certain regulations to which the Company's business is subject, see "Regulations" under Item 3, PART I below.

     Selected financial information relating to the Company's industry segments is found in Note 14 of Notes to Consolidated Financial Statements of the Company and its subsidiaries, which are included in this Report.

Item 2.       Properties.
              ----------

     The Company headquarters is leased and is located at 3 Huntington Quadrangle 2S, Melville, New York 11747-8943. Other major regional administrative offices leased by the Company are located in Overland Park, Kansas and Tampa, Florida. The Company also maintains leases for other offices and locations on various terms expiring on various dates. Prior to November 15, 2000, the Company leased its corporate headquarters space at 175 Broad Hollow Road, Melville, New York from Olsten.

Item 3.      Legal Proceedings.
             -----------------

Litigation

     In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement in principle to settle both lawsuits for the aggregate sum of $25 million. Finalization of the proposed settlement is subject to the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending. The Company's insurers have funded $18 million of the proposed settlement sum; the $7 million balance was funded by the Company, in each case subject to return of funds if the settlement is not approved.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The alleged violations predate Olsten's acquisition of Quantum Health Resources in June 1996. The lawsuit seeks unspecified monetary damages, double or treble damages, penalties and investigative costs. The parties are engaging in discussions in an attempt to resolve this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by

Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Currently pending before one of the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. There has been no other development in this matter.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation. The Amended Complaint alleges, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act (TCPA), and state common law. The Amended Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. In September 2000, the defendants filed a motion to dismiss the Amended Complaint, and by an order dated January 21, 2001, the Court dismissed plaintiffs' RICO and state common law tort claims. The Court also held that the plaintiffs had properly pleaded the antitrust, TCPA and civil conspiracy claims and allowed those claims to proceed to discovery. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. In vigorously contesting the verdict and judgment, the defendants posted a bond ordered by the trial court in the amount of $675,000 and filed with that court several post-trial motions, including a motion seeking the entry of judgment in the defendants' favor notwithstanding the verdict or, in the alternative, a new trial or a remittitur of the punitive damages award. The plaintiff has filed post-trial motions in connection with the entry of the judgment and the amount of the bond posted by defendants. A hearing before the trial court on the parties' respective post-trial motions was held on March 23, 2001. The decision on the hearing is pending.

          Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below.

Government Investigations

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company has provided and continues to provide the Office of Inspector General with the requested documents and continues to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or both of these investigations may have been triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

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

     Also, in connection with the July 19, 1999 settlement with various government agencies, Olsten executed a separate corporate integrity agreement with the Office of Inspector General of the Department of Health and Human
Services which will remain in effect until August 18, 2004. The July 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). This corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

     Under each of the corporate integrity agreements, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The Company's compliance program will be implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreements. Reports under each integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General. After each corporate integrity agreement expires, the Company is to file a final annual report with the government. The Company is in compliance with both corporate integrity agreements and has timely filed all required reports. If the Company fails to comply with the terms of either of its corporate integrity agreements, the

Company will be subject to penalties.

     On August 30, 2000, the Company entered into a settlement agreement with all government agencies participating in the New Mexico United States Attorney's civil office investigation of certain billing practices by Quantum Health Resources during the period between January 1992 and April 1997. Under the terms of this agreement, the Company paid the government $650,000 but denied all wrongdoing.

     In December 2000, the Company resolved an inquiry by the North Carolina Attorney General's Office as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services. The Company paid $50,000 in settlement without any admission of liability and was given a full release.

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

     As part of the extensive federal and state regulation of the home health care business and under the Company's corporate integrity agreements, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare, Medicaid and/or CHAMPUS programs and can subject the provider to substantial civil and/or criminal penalties.

     Periodic and random audits conducted by intermediaries may result in a delay in receipt, or an adjustment to the amounts of reimbursement due or received under Medicare, Medicaid, CHAMPUS and other federal health care programs. The Company received notices of program reimbursement from its Medicare fiscal intermediary indicating that the intermediary disagreed with the Company's methodology of allocating a portion of its residual overhead in its 1997 and 1998 Medicare cost reports. The intermediary completed its audit, finalized such cost reports and withheld reimbursement to the Company relating to this issue. The Company believes its methodology used to allocate such overhead cost was accurate and consistent with past practice accepted by the fiscal intermediary and has filed appeals of this decision with the Provider Reimbursement Review Board. The Company is unable to predict the outcome of these appeals. However, the Company has made appropriate provision for the disallowance of such cost in its consolidated financial statements.


Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Item 4(a).  Executive Officers of the Company.
            ---------------------------------

     The following table sets forth certain information regarding each of the Company's executive officers as of March 23, 2001:


                                    Executive Officer                      Position and Offices with
               Name                          Since                Age              the Company
               ----                 -----------------             ---      --------------------------

Edward A. Blechschmidt                        1999                48       President, Chief Executive
                                                                           Officer and Chairman of the
                                                                           Board of Directors
John J. Collura                               1999                54       Executive Vice President,
                                                                           Chief Financial Officer and
                                                                           Treasurer
Ronald A. Malone                              2000                46       Executive Vice President
                                                                           and President, Home Health
                                                                           Division
Robert J. Nixon                               1999                44       Executive Vice President
                                                                           and President, Specialty
                                                                           Pharmaceutical Division
Richard C. Christmas                          1999                46       Senior Vice President and
                                                                           Chief Information Officer
E. Rodney Hornbake, M.D.                      2000                50       Senior Vice President and
                                                                           Chief Medical Officer
Patricia C. Ma                                1999                39       Senior Vice President,
                                                                           General Counsel and
                                                                           Secretary
Vernon A. Perry                               1999                49       Senior Vice President -
                                                                           Nursing Services
David C. Silver                               2000                58       Senior Vice President -
                                                                           Human Resources


     The executive officers are elected annually by the Board of Directors.

   Edward A. Blechschmidt

     Mr. Blechschmidt has served as president, chief executive officer and chairman of the board of directors of the Company since November 1999. He served as the chief executive officer and a director of Olsten from February 1999 until March 2000. He was also the president of Olsten from October 1998 until March
2000 and served as the chief operating officer of Olsten from October 1998 to February 1999. From August 1996 to October 1998 he was president and chief executive officer of Siemens Nixdorf Americas, an information technology company. From January 1996 to July 1996 he was senior vice president and chief financial officer of Unisys Corporation, a provider of information technology and consulting services.

   John J. Collura

     Mr. Collura has served as the executive vice president, chief financial officer and treasurer of the Company since November 1999. He served as senior vice president and chief financial officer of Olsten Health Services from 1998 to March 2000. From 1996 to 1998, Mr. Collura was corporate director of financial and business development operations of Partners Healthcare, an integrated health care delivery system. From 1995 to 1996, Mr. Collura was the chief operating officer of the Port Authority of New York and New Jersey.

   Ronald A. Malone

     Mr. Malone has served as executive vice president of the Company since March 2000. Prior to joining the Company, he served in various positions with Olsten, including executive vice president of Olsten and president, Olsten Staffing Services, United States and Canada, from January 1999 to March 2000. From 1994 to December 1998, he served successively as Olsten's senior vice president, southeast division; senior vice president, operations; and executive vice president, operations.

   Robert J. Nixon

     Mr. Nixon has served as executive vice president of the Company since November 1999. He had been a member of Olsten Health Services' senior management team since joining Olsten in 1994, serving in various capacities, including as a senior vice president.

   Richard C. Christmas

     Mr. Christmas has served as senior vice president of the Company since November 1999. He joined Olsten in 1992 and has served as regional director, area vice president and project manager-vice president for a business and technology reengineering project for Olsten.

   E. Rodney Hornbake, M.D.

     Dr. Hornbake has served as senior vice president and chief medical officer of the Company since March 2000, having joined the Company in November 1999. Prior to that, Dr. Hornbake served as vice president and medical director of the North Shore-LIJ Health System in New York. Prior to that, Dr. Hornbake was chief medical officer for Aetna Professional Management Corporation and chief of medicine for the Park Ridge Health System in New York.

   Patricia C. Ma

     Ms. Ma has served as the Company's senior vice president, general counsel and secretary since November 1999. She joined Olsten in June 1994. Since 1998 she served as general counsel and vice president of Olsten Health Services. From 1994 to 1998, Ms. Ma served in various legal positions with Olsten Health Services, including vice president, assistant general counsel, assistant vice president and senior counsel.

   Vernon A. Perry, Jr.

     Mr. Perry has served as senior vice president of the Company since November 1999. He joined Olsten in 1994. From 1996 to 1999, he served as senior vice president of network management for Olsten Health Services. From 1994 to 1996, he served as vice president of business development, primarily responsible for the health services business development.

   David C. Silver

     Mr. Silver has served as senior vice president of the Company since March 2000. He joined Olsten in 1998 as director, human resources planning and development and in April 1999 became vice president, human resources for
Olsten's staffing services business. Prior to joining Olsten he held senior Human Resources positions with the Bank of Tokyo, Supermarkets General Corporation, Chase Manhattan Bank and Amerada Hess. From 1989 to 1998 he served as president of a human resources consulting firm delivering organizational change, leadership development and general human resources consulting services.

                                     PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.
        ------------------------------------------------------------------------

Market Information

     As of March 16, 2000, the Company's Common Stock has been quoted on The Nasdaq National Market under the symbol "GTIV". Prior thereto, there was no established public trading market for shares of the Company's Common Stock.

     The following table sets forth the high and low bid information and quarter close for shares of the Company's Common Stock for each quarter during fiscal 2000:

                                      High                          Low                       Close
                                      ----                          ---                       -----

1st Quarter (beginning              $  7.25                        $ 5.25                    $ 7.1562
March 16)
2nd Quarter                           10.00                         6.1875                     8.125
3rd Quarter                           14.00                         7.625                     12.750
4th Quarter                           14.375                       10.1875                    13.375

Holders

     As of March 23, 2001 there were approximately 1,750 holders of record of the Company's common stock (including brokerage firms holding the Company's Common Stock in "street name" and other nominees).

Dividends

     The Company does not expect to pay any dividends on its Common Stock for the foreseeable future. Any future payments of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

     In addition, some of the Company's debt instruments and other agreements also contain restrictions of the Company's ability to declare and pay dividends. See Item 7, PART II.

Item 6.      Selected Financial Data.

     The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 31, 2000. The data has been derived from the Company's audited consolidated financial statements. The historical consolidated financial information presents the Company's results of operations and financial position as if the Company was a separate entity from Olsten for all years presented. The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during the years presented.


                                                                   Fiscal Year Ended
                                      --------------------------------------------------------------------------
                                          1996           1997            1998            1999            2000
                                      -----------    ------------   ------------    ------------    ------------
                                                                      (53 weeks)
                                                        (In thousands except for share amount)
                                      --------------------------------------------------------------------------
Statement of Operations Data
Net revenues...................       $1,374,353      $1,433,854     $1,330,303      $1,489,822      $1,506,644
Gross profit...................          511,940         520,586        421,407         505,426         485,000
Selling, general and
administrative expenses........          421,222         460,254        552,528         509,658         615,198
Net income (loss)..............           (2,877)(1)      26,847       (101,465)(2)     (15,086)(3)
                                                                                                       (104,200) (4)
Net income (loss) per share (5)            (.14)           1.32          (4.99)           (.74)          (5.05)

Average shares outstanding (5).           20,345          20,345         20,345          20,345          20,637

Balance Sheet Data (at end of year)

Working capital................         $334,512        $346,135       $367,915        $438,536       $ 348,684
Total assets...................          785,341         783,478        945,738       1,063,105         805,484
Long-term debt and other securities       86,250          86,250         86,250              --          20,000
Shareholders' equity...........          541,737         530,270        561,859         705,291         566,149


(1) Net loss in fiscal 1996 reflects merger, integration and other special pre-tax charges totaling approximately $75 million. These charges resulted from acquisition of Quantum for $39 million; $30 million of charges for allowances for a change in the methodology used by Medicare for computing reimbursements in prior years related to the Company's home health care business; and Quantum's charge of $5.5 million related to the settlement of shareholder litigation.

(2) Net loss in fiscal 1998 reflects restructuring and other special pre-tax charges totaling approximately $122 million. These charges resulted from $66 million related to the restructuring of the Company's businesses and a special charge of $56 million for the settlement of two federal investigations. These provisions include a reduction in revenues of $14 million, a charge to cost of sales of $15 million and $93 million in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements.

(3) Net loss for fiscal 1999 reflects a restructuring pre-tax charge of $15.2 million for the realignment of business units as part of a new restructuring plan. This charge is included in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements.

(4) Net loss for fiscal 2000 reflects restructuring and other special charges aggregating $153.2 million, of which $14.9 million is recorded in cost of services sold and $138.3 million is included in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements. Net loss for fiscal 2000 also reflects a gain of $36.7 million relating to the sale of the Company's staffing services business and Canadian operations. See Note 3 to the Company's Consolidated Financial Statements.

(5) Historical earnings per share and the average shares outstanding for each of the fiscal years 1996, 1997, 1998 and 1999 have been computed based on 20,345,029 shares of common stock. Such amount is based on the number of shares of the Company's common stock issued on March 15, 2000, the date of the split-off. Pursuant to the terms of the split-off, shareholders of Olsten received .25 shares of Gentiva Health Services common stock for each share of Olsten common stock or Class B common stock that they owned. See
     Note 2 to the Company's Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     On March 15, 2000, the Company was Split-off from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

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

     The Company provides specialty pharmaceutical services and home health care through its caregivers, including licensed health care personnel, such as registered nurses and pharmacists. The Company offers a broad range of services, including:

     treatments for patients with chronic diseases;

     intravenous  and  oral   administration  of  drugs,   nutrients  and  other
     solutions;

     skilled nursing care;

     pediatric/maternal care programs;

     rehabilitation and other therapies;

     disease management programs; and

     home health aide and personal services care.

     Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the

Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 16 percent in fiscal 2000 and 1999 and 14 percent in fiscal 1998.



Results of Operations

Revenues

     During fiscal 2000, net revenues increased by $17 million or 1.1 percent to $1.507 billion as compared to net revenues of $1.490 billion during fiscal 1999. New revenue growth resulted from increases in Specialty Pharmaceutical Services of $55 million or 7.8 percent offset by a decrease of $39 million or 5.9 percent in Home Care Nursing Services. Staffing Services revenue was $128 million in fiscal 2000 and $127 million in fiscal 1999. On October 27, 2000, the health care staffing services business, which represented 82 percent and 78 percent of Staffing Services revenue in fiscal 2000 and 1999, respectively, was sold.

     In the Specialty Pharmaceutical Services business, revenue growth for fiscal 2000 was attributable to volume increases in the pulmonary hypertension therapy Flolan(R) and the nutrition support therapies such as Total Parental Nutrition (TPN). The revenue growth in these therapies, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, and the Bayer Corporation's decision in 1999 to begin directly distributing Prolastin(R), an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antirypsin Deficiency. Prior to the sale of the health care staffing services business, Staffing Services revenue growth for fiscal 2000 reflected volume and rate increases due to strong market demand created by industry growth and a shortage of full time employees in the institutional, occupational and alternate site health care organizations serviced by the Staffing Services business. The decline in Home Care Nursing Services revenue for fiscal 2000 was attributable to the adoption of new clinical protocols as part of the transition to the new Medicare reimbursement system which became effective on October 1, 2000 as well as to the continued shortage of nursing and caregiver personnel in certain parts of the country and the impact of the closing of certain home care nursing branches during 1999 and 2000.

     After adjusting for the sale of the Company's health care staffing services business as noted above and its Canadian operations, which were sold in November 2000, net revenues increased by $24 million or 1.8 percent in fiscal 2000 as compared to fiscal 1999.

     Revenues increased $160 million or 12.0 percent during fiscal 1999 compared to fiscal 1998 driven by growth in Specialty Pharmaceutical Services of $128 million or 22.4 percent, Staffing Services of $28 million or 27.6 percent, and Home Care Nursing Services of $4 million or 0.6 percent. Included in Home Care
Nursing Services revenues is an increase in revenue attributable to the acquisition of Columbia/HCA's home health care operations in the state of Florida, which was partially offset by declines in Medicare-related home care visits and reimbursement due to the implementation of the IPS.

Gross Profit

     Gross profit margins, as a percentage of net revenues, decreased from 33.9 percent in fiscal 1999 to 32.2 percent in fiscal 2000. Of the total decrease in margins, 1.0 percent can be attributed to the special charges associated with the inventory adjustment of $6.4 million and the increase in liabilities to service providers under certain managed care contracts of $8.5 million which were recorded in fiscal 2000. The remaining decrease in margins was primarily attributable to a change in business mix and higher costs attributable to certain biological and pharmaceutical products in the Specialty Pharmaceutical Services business due to product shortages, partly offset by productivity enhancements and rate increases in Home Care Nursing Services.

     Gross profit margins increased in fiscal 1999 to 33.9 percent from 31.7 percent for fiscal 1998. Fiscal 1998 gross profit margins were negatively impacted by 1.8 percent as a result of special charges and other adjustments. The remaining increase in margins was primarily attributable to productivity enhancements, rate increases and a change of payor mix driven by the acquisition in the state of Florida in the Home Care Nursing Services business, partially offset by greater growth in the lower margin Staffing Services business.

Selling, General and Administrative Expenses

     For fiscal 2000, selling, general and administrative expenses were $615 million as compared to $510 million for fiscal 1999. This increase resulted from a change in the amount of restructuring and other special charges affecting selling, general and administrative expenses from $15 million in fiscal 1999 to $138 million in fiscal 2000 offset somewhat by the impact of efficiency improvement efforts and the closing of home care nursing branches. Excluding the impact of restructuring and other special charges recorded in both years, selling, general and administrative expenses were 31.7 percent of revenues in fiscal 2000 and 33.2 percent of revenues in fiscal 1999.

     Selling,  general and administrative expenses decreased to $510 million, or
34.2 percent of revenues, for fiscal 1999 from $553 million, or 41.5 percent of revenues, as compared to fiscal 1998. Excluding the effects of special charges recorded in both years, selling, general and administrative expenses were 33.2 percent of revenues during fiscal 1999 as compared to 34.5 percent of revenues in fiscal 1998, primarily as a result of the impact of efficiency improvement efforts in Home Care Nursing Services and corporate administrative support departments partially offset by increased information systems costs.

Restructuring and Other Special Charges

     During fiscal 2000, 1999 and 1998, the Company recorded restructuring and other special charges aggregating $153.2 million, $15.2 million and $122.0 million, respectively.

     Fiscal 2000

     Restructuring and other special charges during fiscal 2000 aggregated $153.2 million, of which $14.9 million was recorded in cost of services sold. The remaining charges of approximately $138.3 million were recorded in selling, general and administrative expenses and included charges to restructure business operations of $5.5 million, an incremental charge of $112.0 million for increases in the allowance for doubtful accounts and receivable writeoffs, charges of $5.7 million associated with the implementation of the Prospective Payment System for Medicare reimbursement, settlement costs of $7.2 million, Split-off/transition costs of $4.1 million and name change and other costs of $3.8 million. A further description of the nature of such restructuring and other special charges is presented below.

     Restructuring of Business Operations

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring plan which included the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's Staffing Services business and Canadian operations. These charges included employee severance of $2.9 million relating to the termination of 270 employees in nursing branches and certain corporate and administrative departments, asset writedowns of $1.2 million and future lease payments and other associated costs of $1.4 million. As of December 31, 2000, the twelve nursing branch locations were closed or consolidated; the unpaid portion of these restructuring charges aggregated $3.4 million. The Company expects the restructuring plan to be fully executed by the second quarter of fiscal 2001.

     Bad Debt/Receivables Write-Off

     During fiscal 2000 the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management, (ii) development of numerous enhancements to the billing and collection system, and
(iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.

     In the third quarter of fiscal 2000, management analyzed the results of these activities and concluded that certain receivables previously thought to be collectible were uncollectible. Moreover, management determined that the Company's resources would be more effectively redirected to the collection of more current balances.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112.0 million, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     PPS Implementation Costs

     The Company recorded charges of $5.7 million in connection with the implementation of and transition to the PPS system for Medicare reimbursement. Such charges included costs relating to the development of care protocols, training of field personnel and changes in estimates of settlement amounts.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits the obligation for which was assumed by the Company from Olsten under an indemnification provision in connection with the Split-off, as well as estimated settlement costs related to government inquiries in New Mexico and North Carolina (See Note 9 to the consolidated financial statements). As of December 31, 2000, all payments have been made.

     Split-off/Transition Costs

     Special charges of $4.1 million were incurred during fiscal 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Substantially all amounts were paid as of December 31, 2000.

     Name Change and Other

     Special charges of approximately $3.8 million were incurred in fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     Costs of Services Sold

     An adjustment of $6.4 million was recorded in cost of services sold for changes in cost estimates arising from the systems conversion and physical inventory procedures which were performed during the third quarter of fiscal 2000. The Company recorded a charge to cost of sales of $8.5 million in the fourth quarter of fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts. Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claim experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

     Fiscal 1999

     In the quarter ended April 4, 1999, the Company recorded a restructuring charge totaling $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million, related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed.

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

     Fiscal 1998

     On March 30, 1999, the Company announced plans to take a special charge totaling $56 million, which was recorded in the fourth quarter of fiscal 1998. The charge was for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corp. The agreements in connection with the settlement were finalized and signed on July 19, 1999. On August 11, 1999, Olsten paid $61 million pursuant to the settlement, approximately $5 million of which was previously accrued as part of the 1996 merger, integration and other special charges.

     In 1998, the Company also recorded restructuring and other special charges of $66 million relating to the restructuring of its business. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, significant technological investments were made in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

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

     In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues in fiscal 1998 of $14 million in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that were imposed by Medicare under the IPS.

     The Company recorded a charge to cost of sales of $15 million to reflect the estimated increase in costs that have been incurred, but not yet reported, based upon a change in the actuarial estimates utilized to determine the level of service to patients covered under the Company's capitated contracts.

     At December 31, 2000, about $12.5 million, consisting primarily of severance payments, integration costs and liabilities to service providers, remained unpaid and were included in accrued expenses. These obligations are expected to be paid primarily during fiscal 2001. (See Note 4 to consolidated financial statements)

Gain on Sales of Businesses

     During the fourth quarter of fiscal 2000, the Company recorded a gain of $36.7 million on the sale of its health care staffing services business and its Canadian operations. In connection with the sale of the health care staffing services business, the Company received cash proceeds of $66.5 million, subject to adjustment upon completion of the final closing balance sheet, and recorded a gain of approximately $44.4 million on the sale.

     As a result of the sale of its home care nursing services operations in Canada, the Company received approximately $1.2 million in cash proceeds, subject to adjustment based on the final closing balance sheet, and a minority interest in the acquiror. The Company recorded a charge of approximately $5.2 million as a result of the impairment of goodwill. In addition, cumulative translation losses of approximately $2.5 million were reversed from the accumulated other comprehensive loss component of stockholders' equity and were reflected as a loss. No other gain or loss was recorded on the sale.

Interest Expense, Net

     Interest expense, net was $10 million in fiscal 2000 and $17 million in fiscal 1999 and 1998. Interest expense, net represented primarily interest on the outstanding 4 3/4 percent convertible subordinated debentures during fiscal 1998, fiscal 1999 and the period from January 3, 2000 to October 1, 2000 (the debentures' maturity date), net intercompany borrowings with Olsten for fiscal 1998 and 1999 and the period from January 3, 2000 to March 15, 2000 (the Split-off date) and, subsequent to March 15, 2000, borrowings and fees relating to the revolving credit facility and the mandatorily redeemable securities.

     Interest expense, net includes interest income of $0.8 million in fiscal 2000, $0.3 million in fiscal 1999 and $0.1 million in fiscal 1998.

Income Taxes

     Income tax expense for fiscal 2000 consisted of taxes relating to certain state jurisdictions. The Company has estimated net operating loss carryforwards
(NOLs) of approximately $76 million as of December 31, 2000. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance of approximately $57 million for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The valuation allowance had the effect of reducing the Company's effective tax rate for fiscal 2000. The Company expects its effective tax rate to be below 10 percent until such time as the NOLs are utilized.

     The effective income tax rates on loss were 28.9 percent and 31.7 percent for fiscal 1999 and 1998, respectively. The rates differ from statutory rates primarily because of non-deductible goodwill amortization and other non-deductible items.

Liquidity and Capital Resources

     Prior to March 15, 2000, the Company relied on cash flow from operations and advances from Olsten to meet its operating and investing activities. In the past, when liquidity needs exceeded cash flow, Olsten provided the necessary funds. In connection with the Split-off and in accordance with the separation agreement governing the Split-off, the Company received approximately $32 million in cash (referred to as the true-up amount) prior to the Split-off date. Following the Split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which related primarily to management fees, additional advances and interest expense on intercompany balances. As of March 15, 2000, the Company was no longer able to use Olsten's resources to meet its needs and has acquired third party financing, as described below, for such purposes.

     The Company received $20 million of proceeds from the issuance by Gentiva Trust, a Delaware statutory trust (the "Trust"), of 10% convertible trust preferred securities on March 15, 2000. The Company owns all the common equity in the Trust. The Trust's only asset is the 10% convertible subordinated debentures of the Company.

     On March 13, 2000, the Company entered into a credit facility, which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus
0.25 percent (9.75% at December 31, 2000). Total outstanding letters of credit were approximately $25.7 million as of December 31, 2000. There were no borrowings outstanding under the credit facility as of December 31, 2000. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment. The Company received a waiver from the lender for the third quarter of fiscal 2000 for a minimum tangible net worth covenant. In addition, at that time the agreement was amended to lower the required minimum tangible net worth at December 31, 2000 to $325 million. As of December 31, 2000, the Company met all of its financial covenants and had borrowing capacity under the credit facility of approximately $125 million.

     In 1993, the Company's Quantum subsidiary, issued $86.3 million of 4 3/4% convertible subordinated debentures maturing on October 1, 2000. In January 1999, $7.7 million of the convertible subordinated debentures were retired at
88.5 percent of the principal amount, resulting in a gain of approximately $900,000. In June 2000, $10.0 million of the debentures were retired at 95.25 percent of the principal amount, resulting in a gain of $475,000. The remaining $68.6 million of debentures was retired, together with accrued interest of approximately $1.6 million, on October 2, 2000 (the first business day after maturity) with borrowings from the credit facility. Such borrowings under the credit facility were repaid in late October 2000 upon receipt of proceeds of $66.5 million from the sale of the staffing services business as well as cash flow from operations.

     Working capital at December 31, 2000 was $349 million, a decrease of $90 million as compared to $439 million at January 2, 2000. Net receivables decreased by $156 million at December 31, 2000 as compared to the prior year-end as a result of the increase in the provision for doubtful accounts, the sale of the staffing services business and improved cash collections driven by enhancements to the billing system for Specialty Pharmaceutical Services and a restructuring of the Company's contracting, delivery, billing and collection units. Days Sales Outstanding (DSOs) was reduced from 141 days at January 2, 2000 to 106 days at December 31, 2000. Approximately 10 days of this reduction related to improved cash collection; the remaining reduction related primarily to the increase in the provision for doubtful accounts.

After adjusting for the sale of the Company's staffing services business and Canadian operations, adjusted DSO was 111 days at December 31, 2000.

     Inventory was reduced by $42 million, from $93 million at January 2, 2000 to $51 million at December 31, 2000. Accounts payable and accrued expenses were reduced by approximately $66 million between January 2, 2000 and December 31, 2000.

     The Company used $9 million of cash in operating activities in fiscal 2000, a significant improvement from $141 million and $64 million used in operating activities in fiscal 1999 and 1998, respectively. Furthermore, the Company used $41.9 million of cash in operating activities during the first quarter of fiscal 2000; in the second, third and fourth quarters of fiscal 2000, the Company generated cash of $0.4 million, $19.6 million and $12.9 million, respectively, from operating activities.

     Management believes cash flows from operations, borrowings available under the credit facility and other financing options, including issuances of debt or equity securities under an effective shelf registration statement, will be adequate to support the Company's ongoing operations and to meet debt service requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     The Company's exposure to the market risk for changes in interest rates related to the fair value of its fixed rate Quantum debentures until their repayment on October 2, 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at December 31, 2000.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

     The following financial statements and financial schedule of the Company are included in this report:



                                                                                    Page(s) in this
                                                                                         Report
Report of Independent Accountants                                                         F- 2
Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000
                                                                                          F- 3
Consolidated Statements of Operations for the three years ended
       December 31, 2000                                                                  F- 4

Consolidated Statements of Changes in Shareholders' Equity for the three years            F- 5
     ended December 31, 2000
Consolidated Statements of Cash Flows for the three years ended
       December 31, 2000                                                                  F- 6
Notes to Consolidated Financial Statements                                                F- 7
Schedule II - Valuation and Qualifying Accounts for the
       three years ended December 31, 2000                                                F-34



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

     There have been no such changes or disagreements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     Information required regarding the directors of the Company is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with regard to its 2001 Annual Meeting of Shareholders. See also the information with respect to executive officers of the Company under Item 4(a) of PART I hereof.


Item 11. Executive Compensation.
         ----------------------

     Information required concerning executive compensation is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2001 Annual Meeting of Shareholders.



Item 12. Securities Ownership of Certain Beneficial Owners and Management.
         ----------------------------------------------------------------

     Information required regarding the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2001 Annual Meeting of Shareholders.



Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     Information required regarding certain relationships and related transactions is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Company's 2001 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
         -----------------------------------------------------------------

(a) (1)           Financial Statements

                  - Report of Independent Accountants
                  - Consolidated Balance Sheets as of December 31, 2000 and
                    January 2, 2000
                  - Consolidated Statements of Operations for the three years ended December 31, 2000
                  - Consolidated Statements of Changes in Shareholders' Equity
                    for the three years ended December 31, 2000
                  - Consolidated Statements of Cash Flows for the three years ended December 31, 2000
                  - Notes to Consolidated Financial Statements

(a) (2)           Financial Statement Schedules

                  - Schedule II - Valuation and Qualifying Accounts for the
                    three years ended December 31, 2000

(a) (3)           Exhibits

         Exhibit
         Number                       Description
         -------                      -----------


          3.1  Restated Certificate of Incorporation of Company(1)

          3.2  Restated By-Laws of Company(1)

          4.1  Specimen of common stock(3)

          4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock(1)

          4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(2)

          4.4 Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities dated March 9, 2000(4)

          4.5 Indenture between the Company and Wilmington Trust Company dated March 15, 2000(4)

          10.1 Separation Agreement dated August 17, 1999, among Olsten Corporation, Aaronco Corp. and Adecco SA(1)

          10.2 Omnibus Amendment No. 1 dated October 7, 1999, by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp.(1)

          10.3 Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Limited Partnership, as rights agent(1)

          10.4 Company's Executive Officers Bonus Plan(1)*

          10.5 Company's 1999 Stock Incentive Plan(4)*

          10.6 Company's Stock & Deferred Compensation Plan for Non-Employee Directors (4)*

          10.7 Company's Employee Stock Purchase Plan (1)*

          10.8 Omnibus Amendment No. 2 dated January 18, 2000, by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (1)

          10.9 Loan and Security Agreement dated March 13, 2000 by and between Fleet Capital Corp., on behalf of the lenders named therein, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein(4)

          10.10 Form of Employment Agreement with Edward A. Blechschmidt (2)*

          10.11 Form of Change in Control Agreement with Executive Officers of Company(4) *

          10.12 Form of Change in Control Agreement with Edward A. Blechschmidt
               (4)*

          10.13 Form of Severance Agreement with Executive Officers of Company
               (2)*

          10.14 Amendment No. 1 dated June 30, 2000 to Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities (5)

          10.15 Amendment No. 1 dated June 30, 2000 to Indenture between the Company and Wilmington Trust Company (5)

          10.16 First Amendment and Consent Agreement dated September 15, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein(6)

          10.17 Purchase and Sale Agreement dated August 25, 2000 by and between the Company and InteliStaf Group, Inc. (formerly known as GS Acquisition Co.) (6)

          10.18 Second Amendment and Consent Agreement dated as of November 20, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein+

          21   List of Subsidiaries of Company +

          23   Consent of PricewaterhouseCoopers LLP, independent accountants +

-------------------------------

          (1) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

          (2) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

          (3) Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

          (4) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.

          (5) Incorporated by reference to Form 10-Q of Company for quarterly period ended July 2, 2000.

          (6) Incorporated by reference to Form 10-Q of Company for quarterly period ended October 1, 2000.

          *    Management contract or compensatory plan or arrangement

          +    Filed herewith

 (b) Report on Form 8-K

     During the last quarter of the period covered by this report, Registrant filed a (i) report on Form 8-K dated October 31, 2000 reporting in Item 5 "Other Events" issuance of a press release on October 30, 2000 and (ii) report on Form 8-K dated November 27, 2000 reporting in Item 5 "Other Events" issuance of a press release on November 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GENTIVA HEALTH SERVICES, INC.

Date: March 30, 2001                      By:   /s/ Edward A. Blechschmidt
                                          -------------------------------------------------------
                                                    Edward A. Blechschmidt
                                                    President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 30, 2001                    By:    /s/ Edward A. Blechschmidt
                                           -------------------------------------------------------
                                                    Edward A. Blechschmidt
                                                    President and Chief Executive Officer and
                                                    Director (Principal Executive Officer)

Date:    March 30, 2001                    By:   /s/ John J. Collura
                                           -------------------------------------------------------
                                                     John J. Collura
                                                     Executive Vice President, Chief Financial
                                                     Officer and Treasurer (Principal Financial and
                                                     Accounting Officer)

Date:    March 30, 2001                    By:    /s/ Victor F. Ganzi
                                           -------------------------------------------------------
                                                     Victor F. Ganzi
                                                     Director

Date:    March 30, 2001                    By:    /s/ Steven E. Grabowski
                                           -------------------------------------------------------
                                                     Steven E. Grabowski
                                                     Director

Date:    March 30, 2001                    By:    /s/ Stuart R. Levine
                                           -------------------------------------------------------
                                                     Stuart R. Levine
                                                     Director

Date:    March 30, 2001                    By:    /s/ Stuart Olsten
                                           -------------------------------------------------------
                                                     Stuart Olsten
                                                     Director

Date:    March 30, 2001                    By:    /s/ Josh S. Weston
                                           -------------------------------------------------------
                                                     Josh S. Weston
                                                     Director

Date:    March 30, 2001                    By:    /s/ Raymond S. Troubh
                                           -------------------------------------------------------
                                                      Raymond S. Troubh
                                                      Director

Date:    March 30, 2001                    By:    /s/ Gail Wilensky
                                           -------------------------------------------------------
                                                       Gail Wilensky
                                                       Director

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           Page No.
                                                                                                           -------

Report of Independent Accountants............................................................................F-2
Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000......................................F-3
Consolidated Statements of Operations for the three years ended December 31, 2000............................F-4
Consolidated Statements of Changes in Shareholders' Equity for the three years ended December
    31, 2000.................................................................................................F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2000............................F-6
Notes to Consolidated Financial Statements...................................................................F-7
Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2000..............   F-34


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and Subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



New York, New York
February 13, 2001

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

ASSETS                                                                      December 31, 2000        January 2, 2000
                                                                            -----------------        ---------------
Current assets
     Cash and cash equivalents.......................................         $         452          $       2,942
     Receivables, less allowance for doubtful accounts of
       $105,962 and $36,759,  respectively...........................               419,178                575,460
     Inventories.....................................................                51,111                 93,218
     Prepaid expenses and other current assets.......................                50,333                 87,611
                                                                              ----------------       ---------------
             Total current assets....................................               521,074                759,231
Fixed assets, net....................................................                36,961                 51,809

Intangibles, principally goodwill, net of accumulated
    amortization of $103,573 and $95,898, respectively...............               230,702                250,297
Other assets.........................................................                16,747                  1,678
                                                                              ----------------       ---------------
         TOTAL ASSETS                                                         $     805,484          $   1,063,015
                                                                              ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities..................................................
     Current portion of long-term debt...............................         $       --                    78,562
     Accounts payable................................................                74,083                114,197
     Accrued expenses................................................                50,682                 76,746
     Payroll and related taxes.......................................                17,305                 20,020
     Insurance costs.................................................                30,320                 31,170
                                                                              ----------------       ---------------
             Total current liabilities...............................               172,390                320,695

Other liabilities....................................................                46,945                 37,029
Gentiva-obligated mandatorily redeemable convertible
    securities of a subsidiary holding solely Gentiva
    debentures ......................................................                20,000                     --
Shareholders' equity.................................................
     Common stock, $.10 par value; authorized 100,000,000
       shares; issued and outstanding 21,196,693 and                                  2,120                  2,035
       20,345,029 shares, respectively...............................
     Additional paid-in capital......................................               689,163                725,998
     Accumulated deficit.............................................              (124,570)               (20,370)
     Accumulated other comprehensive loss............................                  (564)                (2,372)
                                                                              ----------------       ---------------
             Total shareholders' equity..............................               566,149                705,291
                                                                              ----------------       ---------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     805,484          $   1,063,015
                                                                              ================       ===============

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         For the Fiscal Years Ended
                                                                       2000             1999           1998
                                                                                                 (53 Weeks)
Net revenues.........................................................$ 1,506,644   $1,489,822      $1,330,303
Cost of services sold................................................  1,021,644      984,396         908,896
                                                                     -----------   ----------      ----------
     Gross profit....................................................    485,000      505,426         421,407
Selling, general and administrative expenses.........................   (615,198)    (509,658)       (552,528)
Gain on sales of businesses..........................................     36,682           --              --
Interest expense, net................................................    ( 9,878)     (16,975)        (17,414)
                                                                     -----------   ----------      ----------
Loss before income taxes.............................................   (103,394)     (21,207)       (148,535)
Income tax expense (benefit).........................................        806       (6,121)        (47,070)
                                                                     -----------   ----------      ----------
     Net loss........................................................$  (104,200)    $(15,086)     $ (101,465)
                                                                     ===========   ==========      ==========
SHARE INFORMATION:
     Basic and diluted net loss per share............................$     (5.05)    $   (.74)     $    (4.99)
                                                                     ===========   ==========      ==========

       Average shares outstanding....................................     20,637       20,345          20,345
                                                                     ===========   ==========      ==========

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                      (In thousands, except share amounts)

                                                                                  Retained       Accumulated
                                                                   Additional     Earnings          Other
                                               Common Stock          Paid-in    (Accumulated    Comprehensive
                                               Shares Amount         Capital      Deficit)          Loss          Total

Balance at December 28, 1997.......       20,345,029  $    2,035   $  434,283  $      96,181   $      (2,229)   $  530,270
   Comprehensive income (loss):....
     Net loss and cumulative
       translation adjustment......               --        --          --          (101,465)           (188)     (101,653)
   Net transactions with Olsten....               --        --        133,242            --              --        133,242
                                         -----------  -----------  ----------  -------------   --------------    ---------
Balance at January 3, 1999.........       20,345,029       2,035      567,525         (5,284)          (2,417)     561,859

   Comprehensive income (loss):....
     Net loss and cumulative
       translation adjustment......               --          --           --        (15,086)              45      (15,041)
   Net transactions with Olsten....               --        --        158,473             --              --       158,473
                                         -----------  -----------  ----------  -------------   --------------    ---------
Balance at January 2, 2000.........       20,345,029       2,035      725,998       (20,370)           (2,372)     705,291
   Comprehensive income (loss):
       Net loss....................               --          --           --      (104,200)            --        (104,200)
       Cumulative translation
       adjustment......................           --          --           --            --              (176)        (176)
       Reversal of cumulative
       translation
       adjustment related to
       Canadian operations sold
       during the year................            --          --           --           --              2,548         2,548

      Unrealized loss on
      investments ...................             --          --           --           --               (564)         (564)

   Net transactions with Olsten....               --          --      (41,786)          --                 --       (41,786)

   Issuance of stock upon
   exercise of
   stock options and under stock
   plans
   for employees and directors.....          851,664          85        4,951           --                 --         5,036
                                         -----------  ----------  -----------  ------------      ------------
Balance at December 31, 2000.......       21,196,693  $    2,120  $   689,163  $   (124,570)     $       (564)     $566,149
                                         ===========  ==========  ===========  ============      ============      ========

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      For the Fiscal Years Ended
                                                                                   2000           1999           1998
OPERATING ACTIVITIES:                                                                                         (53 Weeks)
Net loss.............................................................         $(104,200)       $  (15,086)    $(101,465)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................              31,682          33,625        31,401
     Provision for doubtful accounts.................................             144,883          38,687        24,046
     Loss (gain) on sale/ disposal of businesses and  fixed assets...             (36,682)          1,909         4,202
     Deferred income taxes...........................................                 774          13,047       (17,556)

     Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
             Accounts receivable.....................................             (21,339)      (161,829)       (53,454)
             Inventories.............................................              42,107         (2,942)       (33,383)
             Prepaid expenses and other current assets...............              (5,673)       (18,219)         9,073
             Current liabilities.....................................             (63,243)       (29,755)        70,425
             Other, net..............................................               2,683           (902)         2,836
                                                                             ------------    -----------      ---------
     Net cash used in operating activities...........................              (9,008)      (141,465)       (63,875)
                                                                             ------------    -----------      ---------
INVESTING ACTIVITIES:
Purchases of fixed assets, net.......................................              (8,549)       (19,001)       (34,579)
Proceeds from sale of businesses.....................................              67,734             --             --
Acquisitions of businesses, net of cash acquired.....................                  --         (1,724)        (33,989)
                                                                             ------------    -----------      ---------
     Net cash provided by (used in) investing activities.............              59,185        (20,725)        (68,568)
                                                                             ------------    -----------      ---------
FINANCING ACTIVITIES:
Issuance of mandatorily redeemable and other securities..............              20,100             --              --
Net transactions with Olsten.........................................               5,226        158,473         133,242
Increase (decrease) in book overdrafts...............................              (2,285)        12,664              --
Retirement of long-term debt.........................................             (78,087)        (6,804)             --
Debt issuance costs..................................................              (2,657)            --              --
Proceeds from issuance of common stock...............................               5,036             --              --
                                                                             ------------    -----------      ---------
     Net cash (used in) provided by financing activities.............             (52,667)       164,333         133,242
                                                                             ------------    -----------      ---------
Net (decrease) increase in cash and cash equivalents.................              (2,490)         2,143             799
Cash and cash equivalents at beginning of year.......................               2,942            799              --
                                                                             ------------    -----------      ---------
Cash and cash equivalents at end of year.............................           $     452      $   2,942     $       799
                                                                             ============    ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for interest......................................           $  10,346      $   3,975     $     4,096




See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Background and Basis of Presentation

Background

     On March 15, 2000, Gentiva Health Services, Inc. and its Subsidiaries (the "Company") were split-off (the "Split-off") from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. On such date, Olsten also merged its remaining staffing and information technology businesses with those of Adecco SA pursuant to a Merger Agreement (the "Merger"). Prior to the Split-off, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten.

     In connection with the Split-off and Merger, the Company entered into a $150 million credit facility as discussed in Note 6, issued mandatorily redeemable and other securities as discussed in Note 7, settled certain transactions with Olsten as discussed in Note 8, and agreed to assume certain obligations and commitments including those described in Notes 8 and 10 and the shareholders of Olsten approved various stock plans for the Company as described in Note 11.

Basis of Presentation

     The accompanying consolidated financial statements reflect the financial position, results of operations, changes in shareholders' equity and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

     The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for fiscal 2000 and $5.0 million for fiscal 1999 and 1998. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services, and additionally, the Company has been responsible for the costs and expenses associated with the management of a public corporation.

     Net interest expense as presented in the consolidated statements of operations included net interest expense of approximately $3.0 million for fiscal 2000 and $13.0 million for fiscal 1999 and 1998 relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital at January 2, 2000 and as of the Split-off date.

     Additionally, prior to the Split-off, income taxes were calculated on a separate company basis. The Company's financial results prior to the Split-off included the costs experienced by the Olsten

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit plans for employees for whom the Company assumed responsibility on the Split-off date. As part of the Split-off and Merger, the Company, Olsten and Adecco SA entered into a Separation Agreement, Tax Sharing Agreement and an Employee Benefits Allocation Agreement, which address the allocation of assets and liabilities and govern future relationships between them.

Note 2. Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was December 31, 2000 for fiscal 2000, January 2, 2000 for fiscal 1999 and January 3, 1999 for fiscal 1998.

Revenue Recognition

     Revenues and related costs, including labor, payroll taxes, fringe benefits, products and supplies and contractor costs are recognized in the period in which the services and products are provided or delivered. Revenues are recorded based on fee-for-service or contractual arrangements, including capitated agreements, with customers and third party payors, estimates of expected reimbursement under arrangements with Medicare and state reimbursed programs, and management fees generated from services provided to hospital-based home health agencies and are adjusted in future periods as final settlements are determined. Net revenues from state reimbursed programs amounted to 21 percent, 20 percent and 23 percent of total consolidated net revenues in fiscal 2000, 1999 and 1998, respectively.

     Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over the patient's treatment period. Reimbursement rate adjustments are accrued on an estimated basis in the period related services are provided and are adjusted in future periods as final reimbursement rates are determined. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 16 percent in fiscal 2000 and 1999 and 14 percent in fiscal 1998. As of December 31, 2000, deferred revenue of approximately $9.3 million relating to the Medicare PPS program was included in accrued expenses.

     Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regard-

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

less of the services provided. Capitation payments received in advance of the service period are recorded as deferred revenue. Costs resulting from services provided under capitation contracts are determined based on estimates of expected service and product requirements. These estimates are developed by applying actuarial assumptions and historical patterns of utilization to authorized levels of service. Net revenues from capitated agreements with managed care payors as a percentage of total consolidated net revenues were 7 percent, 6 percent and 5 percent in fiscal 2000, 1999 and 1998, respectively. As of December 31, 2000, accrued expenses included estimated amounts payable to third party service providers under managed care contracts of approximately $14.6 million.

     One non-governmental customer accounted for approximately 15 percent and 11 percent of total consolidated net revenues in fiscal 2000 and 1999, respectively.

     Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted directly from gross accounts receivable. Management prepares various analyses to evaluate its receivable valuation accounts including: accounts receivable aging trends, historical collection and write-off data and other statistical information by business line.

     Accounts receivable included approximately $21 million as of December 31, 2000 and $9 million as of January 2, 2000 which relate to third party settlement and contractual accounts.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to allowance for doubtful accounts and accrued self insurance costs.

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Assets

     Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Intangibles

     Intangibles, principally goodwill, associated with acquired businesses are being amortized on a straight-line basis over periods ranging from 10 to 40 years. Amortization expense recorded for fiscal 2000, 1999 and 1998 was approximately $11.2 million, $11.0 million, and $10.1 million, respectively.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (discounted future cash flows) and carrying value of the asset. Impairment loss on assets to be sold, if any, is based on the estimated proceeds to be received, less estimated costs to sell.

Insurance Costs

     The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability. The Company recognizes its obligations associated with these policies in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, relating to these programs are estimated based on historical data, current enrollment statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting therefrom are reflected in earnings currently.

Foreign Currency Translation

     Prior to the sale of the Company's Canadian operations in November 2000, financial statements denominated in Canadian dollars were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. Translation adjustments were recorded within accumulated other comprehensive income/loss. As a result of the sale of the Company's Canadian operations, cumulative translation adjustments of approximately $2.5 million were reversed from accumulated other comprehensive loss and reflected as a component of gain on sale of businesses in the accompanying consolidated statement of operations. Transaction gains and losses that arose from exchange rate fluctuations were not significant.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

     Basic and diluted net loss per share for fiscal 2000 has been computed using the weighted average number of shares outstanding. Such amount is based on 20,345,029 shares of common stock, representing the number of shares of the Company's stock issued on the Split-off date, adjusted to reflect 851,664 shares of common stock issued during the period from the Split-off date through December 31, 2000 in connection with the exercise of stock options and under the provisions of the employee stock purchase plan and the stock and deferred compensation plan for non-employee directors. The computation of dilutive net loss per share for fiscal 2000, 1999 and 1998 excludes the effect of any shares issuable upon the conversion of the 4 3/4% convertible subordinated debentures which matured and were retired on October 2, 2000 (without any such conversion), the exercise of stock options and, for fiscal 2000, the $20 million of 10% convertible trust preferred securities, since their inclusion would have had an antidilutive effect on earnings.

     Basic and diluted net loss per share for the fiscal 1999 and 1998 periods have been computed based solely on the shares of the Company's stock issued on the Split-off date.

Income Taxes

     The Company has been included, where applicable, in the consolidated income tax returns of Olsten for periods up to the Split-off date. The provisions for the income taxes in the consolidated statements of operations have been calculated on a separate company basis. The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. From March 15, 2000 forward the Company will file its own consolidated tax return.

Fair Value of Financial Instruments

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

     The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity. The estimated fair value of the Company's 4 3/4% Convertible Subordinated Debentures, which approximated $78 million at January 2, 2000, was determined based on quoted market prices for similar investments.

Reclassification

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to current year presentation.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Acquisitions and Dispositions

     In October 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million. These proceeds may by adjusted (upward or downward) in accordance with the purchase and sale agreement based on, among other things, the final closing balance sheet. The Company recorded a gain of approximately $44.4 million on the sale.

     In November 2000, the Company finalized the sale of its home care nursing services operations in Canada. As consideration for the sale, the Company received approximately $1.2 million in cash proceeds and a minority interest in the acquiror. Cash proceeds may be adjusted upward or downward based on the final closing balance sheet. The Company recorded a charge of approximately $5.2 million as a result of the impairment of goodwill due to the pending sale of the business. In addition, cumulative translation adjustments of approximately $2.5 million were reversed from the accumulated other comprehensive loss component of stockholders' equity and reflected as a loss in the gain on sales of businesses component of the consolidated statement of operations. No other gain or loss was recorded on the sale.

     Net revenues associated with the Company's health care staffing services business and its Canadian operations amounted to $145 million, $152 million and $124 million in fiscal 2000, 1999 and 1998, respectively.

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

Note 4.  Restructuring and Other Special Charges

     During fiscal 2000, 1999 and 1998, the Company recorded restructuring and other special charges aggregating $153.2 million, $15.2 million and $122.0 million, respectively.

     Fiscal 2000

     Restructuring and other special charges during fiscal 2000 aggregated $153.2 million, of which $14.9 million was recorded in cost of services sold. The remaining charges of approximately $138.3 million were recorded in selling, general and administrative expenses and included charges to restructure business operations of $5.5 million, an incremental charge of $112.0 million for increases in the allowance for doubtful accounts and receivable writeoffs, charges of $5.7 million associated with the implementation of the PPS for Medicare reimbursement, settlement costs of $7.2 million, Split-off/transition costs of $4.1 million and name change and other costs of $3.8 million. A further description of the nature of such restructuring and other special charges is presented below.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Restructuring of Business Operations

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring plan which included the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's Staffing Services business and Canadian operations. These charges included employee severance of $2.9 million relating to the termination of 270 employees in nursing branches and certain corporate and administrative departments, asset writedowns of $1.2 million and future lease payments and other associated costs of $1.4 million. As of December 31, 2000, the twelve nursing branch locations were closed or consolidated; the unpaid portion of these restructuring charges aggregated $3.4 million. The Company expects the restructuring plan to be fully executed by the second quarter of fiscal 2001.

     Bad Debt/Receivables Write-Off

     During fiscal 2000 the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management,(ii) development of numerous enhancements to the billing and collection system, and
(iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.

     In the third quarter of fiscal 2000, management analyzed the results of these activities and concluded that certain receivables previously thought to be collectible were uncollectible. Moreover, management determined that the Company's resources would be more effectively redirected to the collection of more current balances.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112.0 million, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     PPS Implementation Costs

     The Company recorded charges of $5.7 million in connection with the implementation of and transition to the PPS system for Medicare reimbursement. Such charges included costs relating to the development of care protocols, training of field personnel and changes in estimates of settlement amounts.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits the obligation for which was assumed by the Company from Olsten under an indemnification provision in connection with the Split-off, as well as estimated settlement costs related to gov-

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ernment inquiries in New Mexico and North Carolina (See Note 9). As of December 31, 2000, all payments have been made.

     Split-off/Transition Costs

     Special charges of $4.1 million were incurred during fiscal 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items. Substantially all amounts were paid as of December 31, 2000.

     Name Change and Other

     Special charges of approximately $3.8 million were incurred in fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     Costs of Services Sold

     An adjustment of $6.4 million was recorded in cost of services sold for changes in cost estimates arising from the systems conversion and physical inventory procedures which were performed during the third quarter of fiscal 2000. The Company recorded a charge to cost of sales of $8.5 million in the fourth quarter of fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts. Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claim experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

     Fiscal 1999

     In the quarter ended April 4, 1999, the Company recorded a restructuring charge aggregating $16.7 million. This charge was for the realignment of business units as part of a new restructuring plan, including compensation and severance costs of $5 million to be paid to operational support staff, branch administrative personnel and management, asset write-offs of $6.5 million related primarily to fixed assets being disposed of in offices being closed and facilities being consolidated, as well as fixed assets and goodwill attributable to the Company's exit from certain businesses previously acquired but not within the Company's strategic objectives, and integration costs of $5.2 million, primarily related to obligations under lease agreements for offices and other facilities being closed. As of the end of fiscal 1999, substantially all of the closures and consolidations of facilities and expected terminations have occurred. These activities have resulted in lower costs than originally estimated and, as a result, the Company recognized a benefit of $1.5 million in the fourth quarter of fiscal 1999 to reflect this change in estimate. Such benefit is included in selling, general and administrative expenses.

     Fiscal 1998

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 30, 1999, the Company announced plans to take a $56 million special charge, which was recorded in the year ended January 3, 1999. This charge was for the settlement of two federal investigations focusing on the Company's Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation ("Columbia/HCA"). The agreements in connection with the settlements were finalized and signed on July 19, 1999. On August 11, 1999, Olsten paid $61 million pursuant to the settlement, approximately $5 million of which was accrued as part of the Company's 1996 merger, integration and other special charges.

     As part of the Balanced Budget Act of 1997, the government enacted the IPS for reimbursement of home care services provided under Medicare effective October 1, 1997. Prior to enactment of the IPS, home care services were reimbursed based on cost subject to a cap determined by the Health Care Financing Administration. The IPS reimburses home care services based on costs, subject to both a per-beneficiary limit and a per-visit limit. Further, the IPS reduced the per-visit limit to 1994 levels. As a result of these cuts in reimbursement, provider reimbursements have been reduced. In order to operate at the lowered reimbursement rates, home health care companies reduced the services provided to patients by providing fewer patient visits. In addition, the regulatory climate that ensued in home health care caused a lower level of physician referrals.

     As a consequence of these circumstances, in 1998, the Company also recorded restructuring and other special charges of $66 million relating to the restructuring of its business. These charges, which were primarily for 60 office closings and consolidations in the United States, were taken to help position the Company to operate more efficiently under the new IPS. In addition, significant technological investments were made in order to improve operational efficiencies and employee retention levels. The benefit of the restructuring began to be realized in the second quarter of 1998.

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, upon final announcement of the per-beneficiary limits by the government, the Company recorded a reduction in revenues of $14 million in fiscal 1998 for the six month period ended June 28, 1998 in anticipation of lower Medicare reimbursements resulting from the new per-visit and per-beneficiary limits that have been imposed by Medicare under the IPS.

     The major components of the charges as well as the activity during the fiscal years 2000, 1999 and 1998 were as follows (in thousands):


                                                    Accounts Receiv-    Compensation
                                                     able, net and     and Severance     Integration
                                      Settlements     Other Assets         Costs            Costs          Other       Total
                                      -----------   ----------------   --------------    ------------    ---------   ---------
Fiscal 1998 Charge..............        $56,000         $17,309           $4,000          $  34,641       $10,050    $122,000
Cash expenditures...............             --              --           (3,739)           (33,839)       (9,574)    (47,152)
Non-cash write-offs.............             --         (17,211)              --                 --            --     (17,211)
                                      ---------      ----------       ----------        -----------       -------    --------

Balance at January 3, 1999......         56,000              98              261                802           476      57,637
Cash expenditures...............        (56,000)             --             (261)              (588)         (476)    (57,325)
Non-cash write-offs.............             --             (98)              --                 --            --          --
                                      ---------      ----------       ----------        -----------       -------    --------

Balance at January 2, 2000......             --             --                --                214            --         214
Cash expenditures...............             --             --                --               (214)           --        (214)
Balance at December 31, 2000....             --             --                --                 --            --          --
                                      ---------      ----------       ----------        -----------       -------    --------

Fiscal 1999 Charge..............             --           6,490            5,020              5,190            --      16,700
Cash expenditures...............             --              --           (2,787)            (3,310)           --      (6,097)
Non-cash write-offs.............             --          (6,490)              --                 --            --      (6,490)
Adjustments.....................             --              --             (803)              (697)           --      (1,500)
                                      ---------      ----------       ----------        -----------       -------    --------

Balance at January 2, 2000......             --             --             1,430              1,183            --       2,613
Cash expenditures...............             --             --            (1,378)              (629)           --      (2,007)
                                      ---------      ----------       ----------        -----------       -------    --------

Balance at December 31, 2000....             --             --                52                554            --         606
                                      ---------      ----------       ----------        -----------       -------    --------

Fiscal 2000 Charge..............          7,200         124,605            2,900              9,413         9,125     153,243
Cash expenditures...............         (7,200)            --              (880)            (8,906)           --     (16,986)
Non-cash write-offs.............             --        (124,319)              --                 --            --    (124,319)
                                      ---------      ----------       ----------        -----------       -------    --------
Balance at December 31, 2000....             --             286            2,020                507         9,125      11,938
                                      ---------      ----------       ----------        -----------       -------    --------
Balance of all charges combined at    $      --       $     286       $    2,072         $    1,061       $ 9,125    $ 12,544
                                      ==========     ==========       ==========        ===========       =======    ========
   December 31, 2000............
   (Included in accrued expenses)


Note 5. Fixed Assets, Net

(in thousands)                                      Useful Lives          December 31, 2000          January 2, 2000
Computer equipment and software..................   3-5 Years            $      65,617                    67,414
Furniture and fixtures...........................     5 Years                   31,737                    32,248
Buildings and improvements.......................  Lease Term                   19,056                    16,816
Machinery and equipment..........................     5 Years                   14,222                    15,203
                                                                         -------------                ----------
                                                                               130,632                   131,681
Less accumulated depreciation....................                              (93,671)                  (79,872)
                                                                         -------------                ----------
                                                                         $      36,961                $   51,809

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Depreciation expense was approximately $20.5 million in fiscal 2000, $22 million in fiscal 1999 and $21 million in fiscal
1998.

Note 6.  Long-Term Debt

     On March 13, 2000, the Company entered into a credit facility, which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus
0.25 percent (9.75% at December 31, 2000). Total outstanding letters of credit were approximately $25.7 million as of December 31, 2000. There were no borrowings outstanding under the credit facility as of December 31, 2000. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization and provides limitations on certain other activities. Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment. The Company received a waiver from the lender for the third quarter of fiscal 2000 for the covenant related to a minimum tangible net worth requirement. In addition, at that time the agreement was amended to lower the minimum tangible net worth covenant to $325 million at December 31, 2000. The Company was in compliance with its financial covenants as of December 31, 2000.

     In 1993, the Company's Quantum subsidiary, issued $86.3 million of 4 3/4% convertible subordinated debentures maturing on October 1, 2000. In January 1999, $7.7 million of the convertible subordinated debentures were retired at
88.5 percent of the principal amount, resulting in a gain of approximately $900,000. In June 2000, $10.0 million of the debentures were retired at 95.25 percent of the principal amount, resulting in a gain of $475,000. The remaining $68.6 million of debentures were retired, together with accrued interest of approximately $1.6 million, on October 2, 2000 (the first business day after maturity) with borrowings from the credit facility. Borrowings under the credit facility were repaid in October 2000 upon receipt of proceeds from the sale of the staffing services business as well as cash flow from operations.

     Interest expense in the accompanying statements of operations is presented net of interest income of $803,000 in 2000, $336,000 in 1999 and $120,000 in
1998.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Mandatorily Redeemable and Other Securities

Gentiva Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a Trust, of which the Company owns all the common equity. Simultaneously and in connection with the issuance by the Trust of the convertible trust preferred securities, the Company issued to the Trust $20 million of its 10 percent convertible subordinated debentures. The convertible preferred trust securities are mandatorily redeemable on March 15, 2005 and may be optionally redeemed after March 15, 2001 and prior to the mandatory redemption date at a declining premium over face amount (8% at March 15, 2001 declining 2% annually through maturity). The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including, but not limited to, maturity, interest, conversion and redemption price.

     The convertible preferred trust securities are convertible into the Company's common stock at a conversion price of $9.319219. Such conversion price represented a 17.5 percent premium above the average closing price of the Company's common stock during the ten trading days following the earnings announcement of the first quarter 2000 results in accordance with the trust agreement. In addition, if the Trust intends to redeem the convertible preferred trust securities, the holders of the preferred trust securities will have the option to convert their securities into the Company's common stock at such conversion price until two days before the scheduled redemption date.

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

Cumulative Preferred Stock

     The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock"). On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000. Such amount is reflected in other liabilities in the consolidated balance sheet as of December 31, 2000.

     Holders of the cumulative preferred stock will be entitled to receive cumulative cash dividends at an annual rate of LIBOR plus 2% on the stated liquidation preference of $1,000 per share, payable quarterly in arrears out of assets legally available for payment of dividends, when and as declared by

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8. Transactions with Olsten

     Net transactions with Olsten, included in shareholders' equity, include the accumulated excess of cash outlays made on the Company's behalf and management fees charged to the Company by Olsten over cash receipts generated by the Company. In accordance with the terms of the Separation Agreement, intercompany balances at October 31, 1999 of approximately $507 million have been contributed to the Company's capital in its entirety. The Separation Agreement provides that on October 31, 1999 if the sum of (a) indebtedness for borrowed money, (b) the deferred purchase price of property and (c) up to $10 million of transactions fees related to the transactions contemplated by the Separation Agreement and the Merger Agreement, less cash on hand (referred to as net debt) of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was (i) greater than $750 million, then the new intercompany account would reflect a payable by the Company to Olsten equal to the amount of excess, or (ii) less than $750 million, then the new intercompany account would reflect a payable by Olsten to the Company, in an amount equal to the shortfall or (iii) equal to $750 million, then no payment would be made in connection with the new debt calculation. Pursuant to the Separation Agreement, on October 31, 1999, net debt of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was $718 million and accordingly, the Company was to receive approximately $32 million in cash (referred to as the true-up amount) on or prior to the Split-off date. As of January 2, 2000, the Company had received approximately $23 million of the true-up amount; in fiscal 2000, the Company received the remaining balance of the true-up amount and following the Split-off the Company paid Olsten approximately $13 million to settle the intercompany account balance which primarily related to advances for management fees, additional borrowings and interest expense on intercompany balances.

     In addition, under the terms of the Separation Agreement relating to the Split-off, the Company assumed the obligation for the funding of liabilities of the non-qualified supplemental executive retirement plan for certain of its employees and former employees of Olsten. During the first quarter of 2000, payments of $12.1 million were made under this program; these payments exceeded assets of the plan which were transferred to the Company by $3.6 million due primarily to benefits paid to former Olsten employees and a current executive officer of the Company. Furthermore, the Company also assumed excise tax obligations of approximately $0.8 million for a former executive officer of Olsten (and current executive officer of the Company). Approximately $1.0 million of the aggregate net obligations of $4.4 million was included in restructuring and other special charges based on Olsten's allocation methodology for general corporate overhead expenses. The remaining $3.4 million associated with these obligations was charged directly to additional paid-in capital.

     In addition, under the terms of the Separation Agreement, the Company also agreed to assume a lease for an Olsten subsidiary, that was unrelated to the operation of the Company, commencing September 2000. In this connection, the present value of future lease obligations and other costs exceed

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated sublease rentals by $1.7 million. Such amount was charged directly to additional paid-in capital during fiscal 2000.

     An estimated tax benefit of $4.1 million relating to the aforementioned obligations was credited to additional paid-in capital.

     In accordance with the tax sharing agreement governing the Split-off, any net operating losses generated up to the Split-off were to be transferred and utilized by Olsten. Accordingly, on March 15, 2000 the Company transferred approximately $49.7 million of tax benefits relating to those net operating losses to Olsten. Such amount is reflected as a reduction of additional paid-in capital in fiscal 2000.

     Olsten used a centralized cash management system. As a result, cash and cash equivalents (other than actual cash on hand) were not allocated to the Company prior to October 31, 1999. On October 31, 1999, the Company ceased participation in Olsten's cash management system and established its own cash management system.

     Included in selling, general and administrative expenses were $0.6 million, $1.8 million and $1.4 million in fiscal 2000, 1999 and 1998, respectively, relating to staffing services provided to the Company by Olsten.



Note 9.  Legal Matters

Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement in principle to settle both lawsuits for the aggregate sum of $25 million. Finalization of the proposed settlement is subject to the approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending. The Company's insurers have funded $18 million of the proposed settlement sum; the $7 million balance was funded by the Company, in each case subject to return of funds if the settlement is not approved.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

properly disclose information to Medicaid and engaged in improper billing. The alleged violations predate Olsten's acquisition of Quantum Health Resources in June 1996. The lawsuit seeks unspecified monetary damages, double or treble damages, penalties and investigative costs. The parties are engaging in discussions in an attempt to resolve this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Currently pending before one of the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. There has been no other development in this matter.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation. The Amended Complaint alleges, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act (TCPA), and state common law. The Amended Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. In September 2000, the defendants filed a motion to dismiss the Amended Complaint, and by an order dated January 21, 2001, the Court dismissed plaintiffs' RICO and state common law tort claims. The Court also held that the plaintiffs had properly pleaded the antitrust, TCPA and civil conspiracy claims and allowed those claims to proceed to discovery. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. In vigorously contesting the verdict and judgment, the defendants posted a bond ordered by the trial court in the amount of $675,000 and filed with that court several post-trial motions, including a motion seeking the entry of judgment in the defendants' favor notwithstanding the verdict or, in the alternative, a new trial or a remittitur of the punitive damages award. The plaintiff has filed post-trial motions in connection with the entry of the judgment and the amount of the bond posted by defendants. A hearing before the trial court on the parties' respective post-trial motions was held on March 23, 2001. The decision on the hearing is pending.

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below.

Government Investigations

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company has provided and continues to provide the Office of Inspector General with the requested documents and continues to cooperate fully with its investigations. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from these subpoenas. The Company believes that it is possible that one or both of these investigations may have been triggered by lawsuits under federal or state whistle blower statutes against Olsten or the Company.

     On August 30, 2000, the Company entered into a settlement agreement with all government agencies participating in the New Mexico United States Attorney's civil office investigation of certain billing practices by Quantum Health Resources during the period between January 1992 and April 1997. Under the terms of this agreement, the Company paid the government $650,000 but denied all wrongdoing.

     In December 2000, the Company resolved an inquiry by the North Carolina Attorney General's Office as to the eligibility of a certain class of the Company's patients to receive Medicaid-reimbursed home health services. The Company paid $50,000 in settlement without any admission of liability and was given a full release.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments

     The Company rents certain properties under noncancellable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $25.0 million in 2000, $22.5 million in 1999 and $26.9 million in 1998.

     Future minimum rental commitments and sublease rentals for all noncancellable leases having an initial or remaining term in excess of one year at December 31, 2000, including the lease for a former Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement, are as follows (in thousands):



         Fiscal Year                Total Commitment            Sublease Rentals                   Net
         -----------                ----------------            ----------------                   ---
                   2001                 $    23,885                    $  1,309                     $22,576
                   2002                      17,843                         832                      17,011
                   2003                      13,138                         737                      12,401
                   2004                      10,555                         737                       9,818
                   2005                       6,007                         737                       5,270
             Thereafter                       2,823                          --                       2,823

     In connection with the Split-off, the Company entered into an agreement on March 16, 2000 pursuant to which a director of the Company and Olsten agreed not to compete with the Company for a four year period. In return for this agreement, the Company paid a lump sum of $250,000. Following the Split-off the Company paid its past president, who will not continue with the Company, $2.0 million pursuant to a change in control agreement. Such amounts were charged to expense in 2000.

Note 11.  Stock Plans

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's 1999 Stock Incentive Plan ("1999 Plan") under which 5 million shares of common stock were reserved for issuance upon exercise of options thereunder. The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director under the 1999 plan in any calendar year is 300,000. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO and NQSO cannot be less than 100 percent and 85 percent, respectively, of the fair market value at the date of grant. As of December 31, 2000, the Company has granted options for 1,124,407 shares.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's Stock & Deferred Compensation Plan for Non-Employee Directors, which provides for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors may elect to receive in cash and the remainder of which will be paid in the form of shares of common

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of the Company and also allows deferral of such payment of shares until termination of director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000. As of December 31, 2000, the Company issued 9,440 shares under this plan and 15,104 shares were deferred.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of an employee stock purchase plan for the Company. All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, will be eligible to purchase stock under this plan. The human resources and compensation committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The maximum number of shares of common stock, which may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan. As of December 31, 2000, the Company has issued 142,788 shares under the plan.

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

     A summary of Gentiva stock options for fiscal 2000 is presented below.

                                                            2000
                                           -------------------------------------

                                                              Weighted average
                                             Stock Options     exercise price
                                           -------------------------------------

Options outstanding, beginning of year                --       $     --
Granted in connection with conversion
     of Olsten options                            3,476,616        6.33
Granted                                           1,124,407        5.88
Exercised                                          (699,436)       5.51
Cancelled                                          (212,581)      10.84
                                           ----------------    ----------------
Options outstanding, end of year                  3,689,006    $   6.09
                                           ================    ================

Options exercisable, end of year                  2,683,506    $   6.15
                                           ================    ================



     A summary of Olsten stock options for the period from January 3, 2000 through March 15, 2000 and fiscal years 1999 and 1998 for employees assigned to the Company is as follows:

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             2000                          1999                          1998
                                  ----------------------------  ----------------------------  ----------------------------

                                                  Weighted                      Weighted                      Weighted
                                     Stock        average          Stock        average          Stock        average
                                    Options    exercise price     Options    exercise price     Options    exercise price
                                  ----------------------------  ----------------------------  ----------------------------
Olsten options outstanding,
   beginning of year              1,697,362    $ 13.15          1,446,067   $15.72             980,376     $20.50

Granted                                  -         -              498,700     7.84             701,500      10.00
Exercised                            (2,720)      8.55             (6,467)    1.28              (2,076)      7.89
Cancelled                           (20,778)     13.61           (240,938)   16.18            (233,733)     18.60
Converted to Gentiva options     (1,673,864)     13.15
                                  ----------------------------  ----------------------------  ----------------------------
Olsten options outstanding,
   end of period                          -    $    -           1,697,362   $13.15            1,446,067    $15.72
                                  ============================  ============================  ============================
Olsten options exercisable,
   end of period                          -    $                  633,597   $18.77              485,485    $22.07
                                  ============================  ============================  ============================


     The weighted average fair value of the Company's and Olsten's stock options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998, is $2.93, $3.15 and $3.57, respectively. The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.14 to 6.65, 4.7 and 5.3 percent; dividend yield of 0 percent for 2000 and 1999 and 2 percent for 1998; expected lives of five years for all; and volatility of 47 percent for 2000, 35 percent for 1999 and 36 percent for 1998.

     The following table summarizes information about Gentiva stock options outstanding at December 31, 2000.

                                                                 Options Outstanding
                               ----------------------------------------------------------------------------------------
                                                                   Weighted average
                                 Number outstanding at                remaining             Weighted average exercise
  Range of exercise prices         December 31, 2000         contractual life (in years)              price
  -------------------------      ----------------------      ---------------------------    -------------------------
  $  2.86    to  $  3.49                      727,073                       7.93                      $      3.13
     3.61    to     4.39                      655,315                       7.78                             4.02
     5.56    to     6.75                    1,007,000                       9.20                             5.72
     6.80    to     8.69                      489,626                       6.49                             7.02
     8.92    to    11.95                      785,183                       5.64                            10.18
    12.44    to    12.50                       18,500                       9.95                            12.49
    15.15    to    17.84                        2,577                       1.12                            17.14
    20.54    to    20.75                        3,732                       1.68                            20.68
                                  -------------------          -------------------             ---------------------
  $  2.86    to   $20.75                    3,689,006                       7.57                      $      6.09
                                  ===================          ===================             =====================

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for the Company's and Olsten's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):



                                                                  2000              1999               1998
                                                                  ----              ----               ----
Net loss  - as reported                                         $(104,200)         $(15,086)        $(101,465)
Net loss  - pro forma                                            (106,052)          (16,864)         (102,535)
Basic loss per share - as reported                                  (5.05)             (.74)            (4.99)
Basic loss per share - pro forma                                    (5.14)             (.83)            (5.04)


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Note 12.  Income Taxes

     Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                          2000                        1999                        1998
                                          ----                        ----                        ----
Current
  Federal                           $              --           $         (19,586)          $         (29,808)
  State and local                               1,580                         170                         294
  Foreign                                          --                         248                          --
                                    ------------------          ------------------          ------------------
                                                1,580                     (19,168)                    (29,514)
                                    ------------------          ------------------          ------------------
Deferred
  Federal                                        (774)                     13,047                     (17,556)
  State and local                                  --                          --                          --
                                    ------------------          ------------------          ------------------
                                                 (774)                     13,047                     (17,556)
                                    ------------------          ------------------          ------------------
                                    $             806           $          (6,121)          $         (47,070)
                                    ==================          ==================          ==================


     A reconciliation of the differences between income taxes computed at Federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):


                                                                            2000                  1999              1998
                                                                            ----                  ----              ----

Income taxes computed at Federal statutory tax rate                $       (36,188)        $        (7,422)     $  (51,987)
State income taxes, net of Federal
     benefit and valuation allowance                                         1,027                     111             190
Capital loss on disposition of domestic subsidiary                         (14,008)                      -               -
Amortization of intangibles                                                    858                     902             922
Nondeductible meals and entertainment                                          312                     265             343
Nondeductible settlement of government investigations                            -                      -            3,500
Other                                                                           81                      23             (38)
Increase in Federal valuation allowance                                     48,724                       -               -
                                                                  ---------------------  ---------------------  --------------
                                                                   $           806        $         (6,121)     $  (47,070)
                                                                  ======================  ====================  ==============

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                       December 31, 2000    January 2, 2000
                                                                       -----------------    ---------------
Deferred tax assets
       Reserves and allowances                                     $          58,132       $         25,074
       Net operating loss (federal and state)                                 31,206                      -
       Other                                                                     470                  1,183
       Less: valuation allowance                                             (57,556)                     -
                                                                  ------------------------  -------------------
Total deferred tax asset                                                      32,252                 26,257
                                                                  ------------------------  -------------------

Deferred tax liabilities
     Capitalized software                                                     (2,130)                (2,163)
     Intangible assets                                                       (26,280)               (22,047)
     Depreciation                                                             (3,842)                (2,821)
                                                                  ------------------------  --------------------
Total deferred tax liability                                                 (32,252)               (27,031)
                                                                  ------------------------  --------------------

Net deferred tax asset (liability)                                $              --         $          (774)
                                                                  ========================  ====================

     In accordance with the Tax Sharing Agreement, any net operating losses generated up to the Split-off are to be allocated to and utilized by Olsten. As of March 15, 2000, approximately, $49.7 million of recorded tax benefits related to these net operating losses have been transferred to Olsten. At the end of 2000, Gentiva had a federal net operating loss carryforward of $76.4 million generated after Split-off date, all of which will expire by 2020. Approximately $11.7 million of the net operating loss carryforward relates to the non-qualified supplemental executive retirement plan and stock options, the benefits of which, when realized, will be credited to stockholders' equity.

     Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. The lack of historical pre-tax income creates uncertainty about the Company's ability to earn taxable income and realize tax benefits in future years. Therefore, management has provided a valuation allowance for its deferred tax assets.

Note 13.  Benefit Plans for Permanent Employees

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Olsten also maintained a non-qualified supplemental executive retirement program for key employees and officers. Certain employees of the Company were eligible to participate in the Olsten sponsored plan. Prior to the Split-off the Company established its own non-qualified supplemental executive retirement plan substantially similar to the Olsten plan. The Olsten plan was terminated prior to the Split-off, and the Company terminated its plan after the Split-off.

     With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2000 totaling approximately $9.8 million are indicated in other assets and other liabilities on the accompanying consolidated balance sheet.

     Company contributions under the defined contribution plans were approximately $2.7 million in 2000, $3.6 million in 1999 and $3.4 million in 1998.

Note 14. Business Segment Information

     The Company operated in the United States and Canada during fiscal 2000, 1999 and 1998 servicing patients and customers through the following business segments: Specialty Pharmaceutical Services, Home Care Nursing Services and Staffing Services. These segments are briefly described below.

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

     Staffing Services includes (i) services to institutional, occupational and alternate site health care organizations by providing health care professionals to meet supplemental staffing needs and (ii) clinical support services for pharmaceutical and biotechnology firms. The health care staffing services business was sold on October 27, 2000. Net revenues for this business as a percentage of net revenues for the total Staffing Services segment was approximately 82 percent for fiscal 2000 and 78 percent for fiscal 1999.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company evaluates performance and allocates resources based on operating contributions of the reportable segments, which excludes corporate expenses, depreciation, amortization, interest expense, restructuring and other charges, but includes revenues and all other costs directly attributable to the specific segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the corporation for the benefit of all segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Corporate restructuring and other special charges primarily represent name change costs, transition costs, settlement costs and certain restructuring costs.

     Information about the Company's operations is as follows (in thousands):

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Specialty      Home Care
                                                                      Pharmaceuti-     Nursing     Staffing
                                                                       cal Services    Services    Services       Total
                                                                     ---------------  ----------   ---------      ------

Year ended December 31, 2000
----------------------------
Net revenues.....................................................      $  754,552    $  623,664   $ 128,428   $1,506,644
                                                                     ==============  ===========  =========   ==========
Operating contribution before restructuring and other
   special charges...............................................      $   94,446    $   34,726   $  10,546   $  139,718
Restructuring and other special charges - segments...............        (103,507)      (31,484)        ---     (134,991)
                                                                      ------------   -----------  ----------  -----------
Operating contribution...........................................      $   (9,061)   $    3,242   $  10,546        4,727
                                                                      ============   ===========  ==========

Restructuring and other special charges - corporate..............                                                (18,252)
Gain on sales of businesses......................................                                                 36,682
Corporate expenses...............................................                                                (84,991)
                                                                                                               -----------
Earnings before interest expense, taxes depreciation and
   amortization..................................................                                                (61,834)
Depreciation and amortization....................................                                                (31,682)
Interest expense, net............................................                                                 (9,878)
                                                                                                               -----------

Loss before income taxes.........................................                                              $  103,394
                                                                                                               ===========
Segment assets...................................................     $   320,047    $  148,972  $    1,270    $  470,289
                                                                      ===========    ==========  ===========
Corporate assets.................................................                                                 335,195
                                                                                                               -----------
Total assets.....................................................                                              $  805,484
                                                                                                               ===========

Year ended January 2, 2000
--------------------------
Net revenues.....................................................     $   699,993    $  662,477  $  127,352    $ 1,489,822
                                                                      ===========    ==========  ===========   ===========

Operating contribution before restructuring charges..............     $    98,590    $   21,943  $   10,088    $   130,621
Restructuring charges............................................          (1,730)      (13,090)       (380)       (15,200)
                                                                      ============   =========== ===========   ============

Operating contribution...........................................     $    96,860    $    8,853  $    9,708        115,421
                                                                      ===========    ==========  ==========

Corporate expenses...............................................                                                  (86,028)
                                                                                                               ------------
Earnings before interest expense, taxes, depreciation
   and amortization..............................................                                                    29,393
Depreciation and amortization....................................                                                   (33,625)
Interest expense, net............................................                                                   (16,975)
                                                                                                               -------------

Loss before income taxes.........................................                                              $    (21,207)
                                                                                                               =============

Segment assets...................................................    $    440,185    $  201,978  $   26,515    $    668,678
                                                                     ============    ==========  ==========
Corporate assets.................................................                                                   394,337
                                                                                                               -------------
Total assets.....................................................                                              $  1,063,015
                                                                                                               =============

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Specialty      Home Care
                                                                      Pharmaceuti-     Nursing     Staffing
                                                                       cal Services    Services    Services       Total
                                                                      -------------  -----------   ---------   ------------

Year ended January 3, 1999
--------------------------
Net revenues.....................................................     $    571,718  $   658,745  $  99,840    $ 1,330,303
                                                                      ============  ===========  =========    ===========
Operating contribution before restructuring and other
   special charges...............................................           81,250  $    14,984  $   8,179    $   104,413
Restructuring and other special charges..........................          (24,046)     (97,954)        --        122,000
                                                                      ------------- ------------ ----------   ------------
Operating contribution...........................................     $     57,204  $  (82,970)  $   8,179       (17,587)
                                                                      ============  ===========  =========

Corporate expenses...............................................                                                (82,133)
                                                                                                              ------------
Loss before interest expense, taxes, depreciation and
   amortization..................................................                                                (99,720)
Depreciation and amortization....................................                                                (31,401)
Interest expense, net............................................                                                (17,414)
                                                                                                              -----------
Loss before income taxes.........................................                                             $ (148,535)
                                                                                                              ===========
Segment assets...................................................     $    342,862  $   180,753  $  18,979    $  542,594
                                                                      ============  ===========  =========
Corporate assets.................................................                                                403,144
                                                                                                              -----------
Total assets.....................................................                                             $  945,738
                                                                                                              ===========

     Financial information, summarized by geographic area, is as follows (in thousands):


                                                                        Net Revenues           Long-lived assets
Year ended December 31, 2000                                            ------------           -----------------
----------------------------
United States....................................................       $1,472,316                $  281,978
Canada...........................................................           34,328                     2,232
                                                                        ----------                ----------
                                                                        $1,506,644                $  284,410
                                                                        ==========                ==========

Year ended January 2, 2000
--------------------------
United States....................................................       $1,446,532                $   302,601
Canada...........................................................           43,290                      1,183
                                                                        ----------                -----------
                                                                        $1,489,822                $   303,784
                                                                        ==========                ===========
Year ended January 3, 1999
--------------------------
United States....................................................       $1,290,072                $   317,849
Canada...........................................................           40,231                        750
                                                                        ----------                -----------
                                                                        $1,330,303                $   318,599
                                                                        ==========                ===========



                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Note 15. Quarterly Financial Information (Unaudited)




                                                                   First        Second         Third        Fourth
                                                                  quarter       quarter       quarter      quarter
                                                                  -------       -------       -------      --------
                                                                     $              $            $            $
                                                                  -------       -------       -------      --------
                                                                       (in thousands, except share amounts)
                                                                  -------------------------------------------------
Year ended December 31, 2000
----------------------------
Net revenues                                                       384,607        383,270    380,325        358,442
Gross profit                                                       128,502        128,624    118,165        109,709
Net income (loss)                                                   (1,906)         2,171   (130,346)        25,881
Net income (loss) per share:
    Basic                                                              (.09)           .11      (6.30)         1.23
    Diluted                                                            (.09)           .10      (6.30)         1.05

Year ended January 2, 2000
--------------------------
Net revenues                                                       368,160        372,573    377,312        371,777
Gross profit                                                       125,674        127,242    125,078        127,432
Net income (loss)                                                  (12,806)         2,435     (2,481)        (2,234)
Net income (loss) per share:
   Basic and diluted                                                 (.63)            .12        (.12)        (.11)


     During the year ended December 31, 2000, the Company recorded restructuring and other special charges of $5.6 million in the first quarter, $1.2 million in the second quarter, $126.8 million in the third quarter and $19.6 million in the fourth quarter. In addition, the Company recorded a charge of $5.2 million in the third quarter of fiscal 2000 resulting from impairment of goodwill and gain of $41.9 million in the fourth quarter of fiscal 2000 relating to sales of businesses. The first quarter of 1999 included $16.7 million of special charges and the fourth quarter of 1999 included a benefit of $1.5 million relating to these special charges as indicated in Note 4.

     During the third quarter of fiscal 2000, the Company realized revenues of $5.0 million relating to an adjustment to estimated revenue accruals and increased a provision for doubtful accounts by a corresponding amount.



                 GENTIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                 (in thousands)


                                                   Col. B            Col. C            Col. D          Col. E
                                                   ------            ------            ------          ------
                                                                    Additions
                                                 Balance at     charged to costs
                                                Beginning of           and                         Balance at end
                                                   period           expenses         Deductions       of period
                                                ------------    ----------------     -----------   ---------------
Allowance for Doubtful Accounts:

For the Year Ended December 31, 2000                $36,759         $144,883          $(75,680)        $105,962

For the Year Ended January 2, 2000                  $25,596          $38,687          $(27,524)         $36,759

For the Year Ended January 3, 1999                  $19,200          $24,046          $(17,650)         $25,596

