Form 10-Q
period 2001-03-31
GENTIVA HEALTH SERVICES INC
filed 2001-05-16
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

                        Yes   X     No

       The number of shares outstanding of the Registrant's Common Stock, as of May 11, 2001 was 22,052,228.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets - April 1, 2001
               (Unaudited) and December 31, 2000                        2

               Consolidated Statements of Operations (Unaudited) -
               Three Months Ended April 1, 2001 and April 2, 2000       3

               Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended April 1, 2001 and April 2, 2000       4

               Notes to Consolidated Financial Statements (Unaudited)   5-12

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13-17

   Item 3.     Quantitative and Qualitative Disclosures about
               Market Risk                                              17

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                        18-20

   Item 2.     Change in Securities and Use of Proceeds                 20

   Item 3.     Defaults Upon Senior Securities                          20

   Item 4.     Submission of Matters to a Vote of Security Holders      20

   Item 5.     Other Information                                        20-21

   Item 6.     Exhibits and Reports on Form 8-K                         21-23

SIGNATURES                                                              24

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                     April 1, 2001         December 31, 2000
                                                                   -------------------  ------------------------
ASSETS                                                                 (Unaudited)
Current assets:
       Cash and cash equivalents                                      $   49,553            $     452

       Receivables, less allowance for doubtful accounts
       of $93,907 and $105,962, respectively                             407,366              419,178

       Inventories                                                        51,261               51,111

       Prepaid expenses and other current
       assets                                                             48,917               50,333
                                                                   --------------       -----------------
            Total current assets                                         557,097              521,074


Fixed assets, net                                                         33,734               36,961

Intangible assets, net                                                   228,055              230,702

Other assets                                                              15,956               16,747
                                                                   --------------       -----------------
            Total assets                                           $     834,842        $     805,484
                                                                   ==============       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

       Accounts payable                                            $      85,520        $      74,083

       Accrued expenses                                                   56,596               50,682

       Payroll and related taxes                                          20,067               17,305

       Insurance costs                                                    29,339               30,320
                                                                   --------------       -----------------
            Total current liabilities                                    191,522              172,390

Other liabilities                                                         46,055               46,945

Gentiva - obligated mandatorily redeemable
  convertible securities of a subsidiary holding solely
  Gentiva debentures                                                      20,000               20,000

Shareholders' equity:

       Common stock, $.10 par value; authorized 100,000,000
         shares; issued and outstanding 21,974,582 and
         21,196,693 shares, respectively                                   2,197                2,120

       Additional paid-in capital                                        694,728              689,163

       Accumulated deficit                                              (118,458)            (124,570)


       Accumulated other comprehensive loss                               (1,202)                (564)
                                                                   --------------       -----------------
            Total shareholders' equity                                   577,265              566,149
                                                                   --------------       -----------------
            Total liabilities and
            shareholders' equity                                   $     834,842        $     805,484
                                                                   ==============       =================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended
                                                   ---------------------------------------
                                                      April 1, 2001      April 2, 2000
                                                   ---------------------------------------

Net revenues                                        $         357,178   $       384,607
Cost of services sold                                         240,748           256,105
                                                   -------------------- ------------------
     Gross profit                                             116,430           128,502

Selling, general and administrative expenses                  109,385           127,532
Interest expense, net                                             433             4,236
                                                   -------------------- ------------------
     Income (loss) before income taxes                          6,612            (3,266)


Income tax expense (benefit)                                      500            (1,360)
                                                   -------------------- ------------------
     Net income (loss)                              $           6,112   $        (1,906)
                                                   ==================== ==================

Net income (loss) per share:
     Basic                                          $            0.28   $         (0.09)
                                                   ==================== ==================
     Diluted                                        $            0.26   $         (0.09)

                                                   ==================== ==================
Average shares outstanding:
     Basic                                                     21,448            20,345
                                                   ==================== ==================
     Diluted                                                   25,701            20,345
                                                   ==================== ==================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                          ------------------------------------
                                                            April 1, 2001     April 2, 2000
                                                          ------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                          $  6,112          $  (1,906)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                             6,990              8,487

    Provision for doubtful accounts                           9,200              7,545

    Changes in assets and liabilities:

            Accounts receivable                               2,612            (36,589)

            Inventories                                        (150)            10,235

            Prepaid expenses and other current assets         1,416              1,631

            Current liabilities                               8,633            (30,596)

            Other, net                                         (737)              (732)
                                                           --------------  -------------------
Net cash provided by (used in) operating
activities                                                   34,076            (41,925)
                                                           --------------  -------------------
INVESTING ACTIVITIES:

Purchase of fixed assets                                     (1,116)            (2,186)
                                                           --------------  -------------------
Net cash used in investing
activities                                                   (1,116)            (2,186)
                                                           --------------  -------------------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock                        5,642             -

Issuance of mandatorily redeemable and other
securities                                                    -                 20,100

Net transactions with Olsten                                  -                  5,226

Proceeds from revolving credit
facility                                                      -                 25,477

Debt issuance costs                                           -                 (2,564)

Decrease in book overdrafts                                 (10,379)            (2,684)

Advances from Medicare program                               20,878            -
                                                           -------------  --------------------
Net cash provided by financing activities                    16,141            45,555
                                                           -------------  --------------------
Net increase in cash and cash equivalents                    49,101             1,444

Cash and cash equivalents at beginning of
period                                                          452             2,942
                                                           -------------  --------------------
Cash and cash equivalents at end of period                 $ 49,553       $     4,386
                                                           =============  ====================

See notes to consolidated financial statements.

                                      -4-

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

     2. Background and Basis of Presentation

     On March 15, 2000, the Company and its subsidiaries were split-off (the "Split-off") from Olsten Corporation ("Olsten") through the issuance of all of the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior to the Split-off, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten.

     The accompanying interim consolidated financial statements reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for the first quarter of fiscal 2000. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services and, additionally, the Company has been responsible for the costs and expenses associated with the management of a public corporation.

     Net interest expense as presented in the consolidated statement of operations included net interest expense of approximately $2.7 million for the first quarter of fiscal 2000 relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital as of the Split-off date.

     3. Earnings per Share

     Basic net income per share for the first quarter of fiscal 2001 has been computed using the weighted average number of shares outstanding (21,448,000). Diluted earnings per share for the fiscal 2001 period has been computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares represented (i) 2,107,000 shares that would be issued upon the assumed exercise of approximately 3.8 million stock options under the treasury stock method and (ii) 2,146,000 shares that would be issued upon the assumed conversion of the 10 percent convertible preferred trust securities at a conversion price of $9.32 per share.

     Basic and diluted net loss per share for the first quarter of fiscal 2000 have been computed based solely on the shares of the Company's stock issued on the Split-off date. The computation of dilutive net loss per share for the first quarter of fiscal 2000 excluded the effect of shares issuable upon the conversion of the 4 3/4 percent convertible subordinated debentures, which matured and were retired in October 2000, and the 10 percent convertible preferred trust securities and the exercise of stock options since their inclusion would have an antidilutive effect on earnings.

     4. Restructuring and Special Charges

     During the first quarter of fiscal 2000, the Company recorded special charges aggregating $5.6 million which were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations. Of this amount, charges of $4.1 million were incurred to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

     In addition, special charges of approximately $1.5 million were incurred during the first quarter of fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring of certain business operations. As of December 31, 2000 and April 1, 2001, the unpaid portion of these restructuring charges aggregated $3.4 million and $2.3 million, respectively, as a result of cash payments made during the quarter. The Company expects the restructuring plan to be fully executed by mid-2001.

     5. Current Liabilities

     In early 2001, the Health Care Financing Administration issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System for Medicare reimbursement. Such advances are expected to be repaid during the fourth quarter of fiscal 2001. In this connection, the Company received a cash advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million which was reflected in accrued expenses in the accompanying consolidated balance sheet as of April 1, 2001.

     6. Revolving Credit Facility

     As of April 1, 2001, there were no outstanding borrowings and total outstanding letters of credit approximated $25.5 million under the Company's $150 million revolving credit facility which expires in 2004. The Company was in compliance with the financial covenants of the credit facility as of April 1, 2001.

     7. Shareholders' Equity

     Changes in shareholders' equity during the three months ended April 1, 2001 were as follows (in thousands):



                                                                   Additional                   Accumulated
                                                        Common      Paid-in     Accumulated        Other
                                                         Stock      Capital       Deficit      Comprehensive      Total
                                                                                                   Loss
                                                      --------------------------------------------------------- -----------

Balance at December 31, 2000                          $   2,120    $  689,163   $  (124,570)   $    (564)       $  566,149

 Comprehensive income:

        Net income                                                                    6,112                          6,112
        Unrealized loss on investments                                                              (638)             (638)

 Issuance of stock upon exercise of stock options            77         5,565                                        5,642
                                                      ----------  ------------  ------------  -------------  -------------
Balance at April 1, 2001                              $   2,197   $   694,728   $  (118,458)  $   (1,202)    $     577,265
                                                      ==========  ============  ============  =============  =============



     Total comprehensive income amounted to $5.5 million during the first quarter of fiscal 2001 and total comprehensive loss amounted to $1.8 million for the first quarter of fiscal 2000.

     8. Legal Matters

     Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement in principle to settle both lawsuits for the aggregate sum of $25 million. The proposed settlement is subject to final approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending. By order dated April 30, 2001, the District Court preliminarily approved the settlement and scheduled a settlement fairness hearing date for August 31, 2001. The Company's insurers have funded $18 million of the proposed settlement sum. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. The funds are subject to return if the settlement is not approved.

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

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Currently pending before one of the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. There has been no new development in this matter.

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

     In Gile v. Olsten Corporation, et al, U.S. District Court for the Central District of California, No. 97-9363-NM, plaintiff filed an age discrimination suit against Olsten Corporation ("Olsten"), Olsten Health Services, and a certain individual in December 1997. The complaint seeks an unspecified amount of compensatory and punitive damages. The defendants denied the allegations of discrimination on the basis that plaintiff's termination was part of a reduction in force. The individual defendant was dismissed from the action, and the remaining corporate defendants filed a motion for summary judgment that was granted by the District Court in February 1999. The plaintiff appealed the District Court's order to the Ninth Circuit Court of Appeals and in December, 2000, the Court of Appeals issued its ruling which reversed the District Court and remanded the case for trial. Under the Separation Agreement of August 17, 1999 by and among Olsten, Adecco SA, and the Company (the "Separation Agreement"), the Company is obligated to indemnify Olsten with respect to this matter. The District Court scheduled the trial for October 2001 and ordered mediation between the parties. The court-ordered mediation took place on May 10, 2001 but no settlement was reached. The Company continues to defend this matter, but is continuing settlement discussions with the plaintiff.

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

     9. Business Segment Information

     The Company operates in the United States and operated in Canada during the fiscal 2000 period, servicing patients and customers through the following business segments: Specialty Pharmaceutical Services, Home Health Services and, for the fiscal 2000 period, Staffing Services. These segments are briefly described below.

     Specialty Pharmaceutical Services includes (i) the distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases, such as hemophilia, primary pulmonary hypertension, autoimmune deficiencies and growth disorders, (ii) the administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states, (iii) distribution services for pharmaceutical, biotechnology and medical service firms and (iv) clinical support services for pharmaceutical and biotechnology firms.

     Home Health Services includes (i) professional and paraprofessional services, including skilled nursing, rehabilitation and other therapies, home health aide and personal care services, to individuals with acute illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs and (ii) care management and coordination for managed care organizations and self-insured employees.

     Staffing Services included services to institutional, occupational and alternate site health care organizations by providing health care professionals to meet supplemental staffing needs. Canada included professional and paraprofessional services to individuals in home and institutional settings. Both Staffing Services and Canada constituted less than 10 percent of the net revenues, operating contribution and the total assets of the Company and, as such, were combined for segment reporting purposes.

     The Company and its chief decision makers evaluate performance and allocate resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and interest expense, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Specialty Pharmaceutical Services segment revenues generated from services provided to the Home Health Services segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets are assigned to the Company for the benefit of all segments.

     During fiscal 2001, the Company changed its evaluation performance methodology, as described below, which resulted in a change in reportable segments. In the fiscal 2000 period, clinical support services for the pharmaceutical and biotechnology firms and staffing services provided under a state contract were included in the Staffing Services segment. The Company now considers these services to be part of the Specialty Pharmaceutical Services segment and Home Health Services segment, respectively. In addition, services relating to care management and coordination for managed care organizations and self-insured employees were allocated between Specialty Pharmaceutical Services and Home Care Nursing Services segments in the fiscal 2000 periods based on the nature of services rendered; the Company now considers these services to be part of the Home Health Services segment. Furthermore, Canadian operating results were included in the Home Care Nursing Services segment in the prior year period and are now reflected in the Staffing and Canada results for presentation purposes. Prior period segment data has been reclassified to conform with the current year presentation.

     Information about the Company's operations is as follows (in thousands):



                                                          Specialty          Home Health     Staffing and
                                                        Pharmaceutical        Services          Canada          Total
                                                           Services
                                                     --------------------- ---------------- --------------- ----------------
Three months ended April 1, 2001
Net revenues - segments                              $  195,887            $    185,617     $        -      $   381,504
                                                     ===================== ================ ===============
Intersegment revenues                                                                                           (24,326)
                                                                                                           -----------------
Net revenues                                                                                                $   357,178
                                                                                                           =================
Operating contribution                               $   16,847            $    14,780      $        -      $    31,627
                                                     ===================== ================ ===============
Corporate expenses                                                                                              (17,592)
                                                                                                           -----------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                  14,035

Depreciation and amortization                                                                                    (6,990)

Interest expense, net                                                                                              (433)
                                                                                                           -----------------
Income before income taxes                                                                                  $     6,612
                                                                                                           =================
Segment assets                                       $  284,750            $   173,877      $        -      $   458,627
                                                     ===================== ================ ===============
Corporate assets                                                                                                376,215
                                                                                                           -----------------
Total assets                                                                                                $   834,842
                                                                                                           =================

Three months ended April 2, 2000
Net revenues - segments                              $  168,995            $   189,544      $    41,679     $   400,218
                                                     ===================== ================ ===============
Intersegment revenues                                                                                           (15,611)
                                                                                                           -----------------
Net revenues                                                                                                $   384,607
                                                                                                           =================

Operating contribution                               $   22,573            $    11,033      $     2,499     $    36,105
                                                     ===================== =============== ================

Corporate expenses                                                                                              (21,048)
Special charges - corporate                                                                                      (5,600)
                                                                                                           -----------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                   9,457

Depreciation and amortization                                                                                    (8,487)

Interest expense, net                                                                                            (4,236)
                                                                                                           -----------------
Loss before income taxes                                                                                    $    (3,266)
                                                                                                           =================
Segment assets                                       $  447,504            $   216,701      $    23,282     $   687,487
                                                     ===================== =============== ================
Corporate assets                                                                                                344,176
                                                                                                           -----------------
Total assets                                                                                                $ 1,031,663
                                                                                                           =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

     The comparability of the Company's results of operations between the first quarter of fiscal 2001 and 2000 was impacted by several items which are briefly described below.

     o On March 15, 2000, the Company was Split-off from Olsten Corporation("Olsten") through the issuance of all of the Company's common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented. The consolidated financial statements have been prepared using historical basis of assets and liabilities and historical results of operations related to the Company.

     o During the first quarter of fiscal 2000, the Company recorded special charges aggregating $5.6 million which were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations. Of this amount, charges of $4.1 million were incurred to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items. In addition, special charges of approximately $1.5 million were incurred during the first quarter of fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     o Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1,

          2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 17 percent in the first quarter of both fiscal 2001 and 2000.

     o During the fourth quarter of fiscal 2000, the Company sold its health care staffing services business and its Canadian operations. Revenues, gross profit and selling, general and administrative expenses recorded in the first quarter of fiscal 2000 relating to the businesses that were sold amounted to approximately $42 million, $11 million and $8 million, respectively.

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Results of Operations

     Revenues

     Net revenues decreased by $27 million or 7.0 percent to $357 million during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This decrease related primarily to $42 million in revenue for the first quarter of fiscal 2000 associated with the Staffing and Canadian operations which were sold during the fourth quarter of fiscal 2000. After adjusting for these sales, net revenues increased by $14 million or 4.1% driven by growth in Specialty Pharmaceutical Services of $27 million or 15.9%, which included an increase of $9 million in intersegment revenues generated from services provided to the Home Health Services segment which is eliminated in consolidation. This increase was partially offset by a $4 million or 2.1% decrease in the Home Health Services segment.

     In the Specialty Pharmaceutical Services business, revenue growth in the first quarter was attributable to volume increases in Flolan, IVIG, Synagis and several wholesale pharmaceutical therapies. The revenue growth in these therapies, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia. The decline in Home Health Services revenue during the first quarter of fiscal 2001 was attributable primarily to the continuing transition to new clinical protocols as part of the new Medicare reimbursement system and the impact of the closing of certain home care nursing branches during the fourth fiscal quarter at 2000 as well as the continued shortage of nursing and caregiver personnel in certain parts of the country.

     Gross Profit

     Gross profit margins, as a percentage of net revenues, decreased from 33.4 percent in the first quarter of fiscal 2000 to 32.6 percent in the first quarter of fiscal 2001 The decrease in margins was primarily attributable to a change in business mix reflecting growth in the lower margin Specialty Pharmaceutical Services business and higher costs attributable to certain biological and pharmaceutical products due to product shortages, partly offset by productivity enhancements and rate increases in Home Health Services.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $109 million during the first quarter of fiscal 2001 as compared to $128 million during the first quarter of fiscal 2000 due to (i) the reduction in costs associated with the sale of the Staffing and Canadian operations, (ii) efficiency improvement efforts in Home Health Services and corporate administrative support departments, (iii) the closing of certain home care nursing branches during the fourth quarter of fiscal 2000 and (iv) the absence of special charges which were recorded in the first quarter of fiscal 2000 as discussed above. These decreases were offset by increased investments in sales, billing and collection personnel in the Specialty Pharmaceutical Services business.

     Interest Expense, Net

     Interest expense, net was approximately $.4 million and $4.2 million in the first quarters of fiscal 2001 and 2000, respectively. Interest expense, net for the first quarter of fiscal 2001 represented primarily interest on the mandatorily redeemable securities and fees relating to the revolving credit facility offset by interest income. During the first quarter of fiscal 2000, interest expense, net also included interest on intercompany borrowings with Olsten for the period from January 3, 2000 to March 15, 2000 (the Split-off date) and interest on the outstanding 4 3/4 percent convertible subordinated debentures which matured and were retired in October 2000.

     Income Taxes

     For the first quarter of fiscal 2000, the effective tax rate was 41.6 percent which differed from the statutory rate primarily due to non-deductible goodwill amortization and other non-deductible items. Income tax expense for the fiscal 2001 period consisted primarily of taxes relating to certain state jurisdictions. The Company had estimated net operating loss carryforwards (NOLs) of approximately $76 million as of December 31, 2000. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The Company expects its effective tax rate to be below 10 percent until such time as the NOLs are utilized.

     Liquidity and Capital Resources

     The Company maintains a credit facility, which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent. As of April 1, 2001, there were no borrowings outstanding under the credit facility and total outstanding letters of credit approximated $25.5 million. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. As of April 1, 2001, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility of approximately $124 million.

     Working capital at April 1, 2001, was $366 million, an increase of $17 million as compared to $349 million at December 31, 2000. Net receivables decreased by $12 million in the first quarter of fiscal 2001 as a result of improved cash collections driven by enhancements in the billing system and management reporting for Specialty Pharmaceutical Services as well as increases in billings through electronic data interchange. After adjusting for the sale of the Company's staffing services business and Canadian operations, adjusted Days Sales Outstanding ("DSO") was 111 days at December 31, 2000. DSO was reduced by 7 days to 104 days at April 1, 2001 as a result of improved cash collections.

     Cash and cash equivalents increased by approximately $49 million as of April 1, 2001 as compared to December 31, 2000 as a result of (i) cash flow from operations, net of decreases in book overdrafts which were included in accounts payable at December 31, 2000, of approximately $24 million, (ii) Medicare advances, net of payments for estimated settlements, of approximately $21 million, and (iii) proceeds from the exercise of stock options of approximately $5 million, offset somewhat by capital expenditures of $1 million. In early 2001, the Health Care Financing Administration issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System for Medicare reimbursement. Such advances are expected to be repaid during the fourth quarter of fiscal 2001. In this connection, the Company received a cash advance, net of payments for estimated settlements relating to cost report filings, of approximately $21 mil-lion which is reflected in accrued expenses in the accompanying consolidated balance sheet as of April 1, 2001.

     Inventory was essentially unchanged with a balance of $51 million at both April 1, 2001 and December 31, 2000.

     Management believes cash flows from operations, borrowings available under the credit facility and other financing options, including issuance of debt or equity securities under an effective shelf registration statement, will be adequate to support the ongoing operations and to meet debt service requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to the market risk for changes in the interest rates related to the fair value of its fixed rate Quantum debentures until their repayment in October 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at April 1, 2001.

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

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement in principle to settle both lawsuits for the aggregate sum of $25 million. The proposed settlement is subject to final approval of the respective courts before which the Class Action and the Derivative Lawsuit are pending. By order dated April 30, 2001, the District Court preliminarily approved the settlement and scheduled a settlement fairness hearing date for August 31, 2001. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. The funds are subject to return if the settlement is not approved.

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

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Currently pending before one of the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. There has been no new development in this matter.

     On June 23, 2000, the Company was served with a Complaint in a purported class ac-tion lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc.
v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation. The Amended Complaint alleges, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act
(RICO), the Tennessee Consumer Protection Act (TCPA), and state common law. The Amended Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. In September 2000, the defendants filed a motion to dismiss the Amended Complaint, and by an order dated January 21, 2001, the Court dismissed plaintiffs' RICO and state common law tort claims. The Court also held that the plaintiffs had properly pleaded the antitrust, TCPA and civil conspiracy claims and allowed those claims to proceed to discovery. Because the Tennessee Lawsuit is in a relatively preliminary stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

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

     In Gile v. Olsten Corporation, et al, U.S. District Court for the Central District of California, No. 97-9363-NM, plaintiff filed an age discrimination suit against Olsten Corporation ("Olsten"), Olsten Health Services, and a certain individual in December 1997. The complaint seeks an unspecified amount of compensatory and punitive damages. The defendants denied the allegations of discrimination on the basis that plaintiff's termination was part of a reduction in force. The individual defendant was dismissed from the action, and the remaining corporate defendants filed a motion for summary judgment that was granted by the District Court in February 1999. The plaintiff appealed the District Court's order to the Ninth Circuit Court of Appeals and in December, 2000, the Court of Appeals issued its ruling which reversed the District Court and remanded the case for trial. Under the Separation Agreement of August 17, 1999 by and among Olsten, Adecco SA, and the Company (the "Separation

Agreement"), the Company is obligated to indemnify Olsten with respect to this matter. The District Court scheduled the trial for October 2001 and ordered mediation between the parties. The court-ordered mediation took place on May 10, 2001 but no settlement was reached. The Company continues to defend this matter, but is continuing settlement discussions with the plaintiff.

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below in Item 5. Other Information.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) None.

Item 5.  Other Information

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

     Under each of the corporate integrity agreements, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain an compliance program and reporting systems, as well as provide certain training to employees.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Number    Description

          3.1  Restated Certificate of Incorporation of Company. (1)

          3.2  Restated By-Laws of Company. (1)

          4.1  Specimen of common stock. (3)

          4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

          4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

          4.4 Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities dated March 9, 2000. (4)

          4.5 Indenture between the Company and Wilmington Trust Company dated March 15, 2000. (4)

          10.1 Separation Agreement dated August 17, 1999, among Olsten Corporation, Aaronco Corp. and Adecco SA. (1)*

          10.2 Omnibus Amendment No. 1 dated October 7, 1999, by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp. (1)

          10.3 Form of Rights Agreement dated March 2, 2000 between the Registrant and Equiserve Limited Partnership, as rights agent.
               (1)

          10.4 Company's Executive Officers Bonus Plan. (1)*

          10.5 Company's 1999 Stock Incentive Plan. (4)*

          10.6 Company's Stock & Deferred Compensation Plan for Non-Employee Directors. (4)*

          10.7 Company's Employee Stock Purchase Plan. (1)*

          10.8 Omnibus Amendment No. 2 dated January 18, 2000, by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation. (1)

          10.9 Loan and Security Agreement by and between Fleet Capital Corp., on behalf of the lenders named therein, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein, dated March 13, 2000. (4)

          10.10 Form of Employment Agreement with Edward A. Blechschmidt. (2)*

          10.11 Form of Change of Control Agreement with Executive Officers of Company. (4)*

          10.12 Form of Change in Control Agreement with Edward A. Blechschmidt.
               (4)*

          10.13 Form of Severance Agreement with Executive Officers of Company.
               (2)*

          10.14 Amendment No. 1 dated June 30, 2000 to Trust Agreement among the Company, Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time of the convertible trust preferred securities. (5)

          10.15 Amendment No. 1 dated June 30, 2000 to Indenture between the Company and Wilmington Trust Company. (5)

          10.16 First Amendment and Consent Agreement dated September 15, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein. (6)

          10.17 Purchase and Sale Agreement dated August 25, 2000 by and between the Company and Intelistaf Group, Inc. (formerly known as GS Acquisition Co.) (6)

          10.18 Second Amendment and Consent Agreement dated as of November 20, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein
               (7)

          21.1 List of Subsidiaries of Company. (2)
         ----------------------------------------------------------------------
               (1) Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).

               (2) Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).

               (3) Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).

               (4) Incorporated herein by reference to Form 10-K for the Registrant for the fiscal year ended January 2, 2000.

               (5) Incorporated herein by reference to Form 10-Q for the Registrant for the period ended July 2, 2000.

               (6) Incorporated herein by reference to Form 10-Q for the Registrant for the period ended October 1, 2000.

               (7) Incorporated herein by reference to Form 10-K for the Registrant for the fiscal year ended December 31, 2000.

               *    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 16, 2001                     /s/ Edward A. Blechschmidt
                                        --------------------------------------
                                        Edward A. Blechschmidt
                                        President and Chief Executive
                                        Officer


Date:  May 16, 2001                     /s/ John J. Collura
                                        --------------------------------------
                                        John J. Collura
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer