Form 10-Q
period 2001-07-01
GENTIVA HEALTH SERVICES INC
filed 2001-08-15
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

                            Yes   X           No

       The number of shares outstanding of the Registrant's Common Stock, as of August 9, 2001 was 23,049,907.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets - July 1, 2001 (Unaudited)
             and December 31, 2000                                         2

             Consolidated Statements of Income (Unaudited) -  Three and
             Six Months Ended July 1, 2001 and July 2, 2000                3

             Consolidated Statements of Cash Flows (Unaudited) -  Six
             Months Ended July 1, 2001 and July 2, 2000                    4

             Notes to Consolidated Financial Statements (Unaudited)        5-14

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           15-20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    20

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             21-23

     Item 2. Change in Securities and Use of Proceeds                      23

     Item 3. Defaults Upon Senior Securities                               23

     Item 4. Submission of Matters to a Vote of Security Holders           23

     Item 5. Other Information                                             23-24

     Item 6. Exhibits and Reports on Form 8-K                              24-27

SIGNATURES                                                                 28

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                 July 1, 2001     December 31, 2000
                                                               ----------------- --------------------
ASSETS                                                           (Unaudited)

Current assets:

       Cash and cash equivalents                               $   77,070          $    452

       Receivables, less allowance for doubtful accounts
       of $91,222 and $105,962, respectively                      384,896           419,178

       Inventories                                                 48,813            51,111

       Prepaid expenses and other current
       assets                                                      46,723            50,333
                                                               ----------------- --------------------
            Total current assets                                  557,502           521,074

Fixed assets, net                                                  31,252            36,961

Intangible assets, net                                            225,474           230,702

Other assets                                                       17,534            16,747
                                                               ----------------- --------------------
            Total assets                                        $ 831,762         $ 805,484
                                                               ================= ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                         $ 71,566          $  74,083

       Accrued expenses                                           61,086             50,682

       Payroll and related taxes                                  19,112             17,305

       Insurance costs                                            28,136             30,320
                                                               ----------------- --------------------
            Total current liabilities                            179,900            172,390

Other liabilities                                                 47,344             46,945

Gentiva - obligated mandatorily redeemable
  convertible securities of a subsidiary holding solely
  Gentiva debentures                                              19,400             20,000

Shareholders' equity:

       Common stock, $.10 par value; authorized
       100,000,000 shares; issued and outstanding
       22,995,058 and 21,196,693 shares, respectively              2,300              2,120

       Additional paid-in capital                                699,774            689,163

       Accumulated deficit                                      (116,140)          (124,570)

       Accumulated other comprehensive loss                         (816)              (564)
                                                               ----------------- --------------------
            Total shareholders' equity                           585,118            566,149
                                                               ----------------- --------------------

            Total liabilities and
            shareholders' equity                               $ 831,762          $ 805,484
                                                               ================= ====================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                               Three Months Ended                    Six Months Ended
                                        ----------------------------------  -----------------------------------
                                         July 1, 2001     July 2, 2000        July 1, 2001      July 2, 2000
                                        --------------  ------------------  ----------------  -----------------

Net revenues                            $335,444         $383,270             $692,622           $767,877

Cost of services sold                    221,809          254,646              462,557            510,751
                                        --------------  ------------------  ----------------  -----------------
     Gross profit                        113,635          128,624              230,065            257,126

Selling, general and administrative
expenses                                 110,964          122,785              220,349            250,317

Interest expense, net                        152            2,112                  585              6,348
                                        --------------  ------------------  ----------------  -----------------
     Income before income taxes            2,519            3,727                9,131                461

Income tax expense                           201            1,556                  701                196
                                        --------------  ------------------  ----------------  -----------------

     Net income                         $  2,318         $  2,171            $   8,430           $    265
                                        ==============  ==================  ================  =================

Net income per share:

     Basic                              $   0.10         $   0.11            $    0.39           $   0.01
                                        ==============  ==================  ================  =================
     Diluted                            $   0.10         $   0.10            $    0.36           $   0.01
                                        ==============  ==================  ================  =================

Average shares outstanding:

     Basic                                22,265           20,513               21,859             20,429
                                        ==============  ==================  ================  =================
     Diluted                              23,859           21,823               23,382             21,681
                                        ==============  ==================  ================  =================


See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                        Six Months Ended
                                                               ------------------------------------
                                                                 July 1, 2001      July 2, 2000
                                                               ------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $  8,430           $     265

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                                13,625              16,141

    Provision for doubtful accounts                              18,550              16,917

    Gain on sale/disposal of assets                                (167)                 -

    Changes in assets and liabilities:

            Accounts receivable                                  15,732             (45,829)

            Inventories                                           2,298              18,726

            Prepaid expenses and other current
            assets                                                3,610                (899)

            Current liabilities                                  (2,989)            (48,696)

            Other, net                                             (640)              1,834
                                                               ------------------------------------

Net cash provided by (used in) operating
activities                                                       58,449             (41,541)
                                                               ------------------------------------

INVESTING ACTIVITIES:
Purchase of fixed assets                                         (2,796)             (3,620)

Proceeds from sale of assets                                        275                  -
                                                               ------------------------------------
Net cash used in investing
activities                                                       (2,521)             (3,620)
                                                               ------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                           10,191               1,234

Issuance of mandatorily redeemable and other
securities                                                           -               20,100

Net transactions with Olsten                                         -                5,226

Proceeds from revolving credit facility                              -               26,191

Debt issuance costs                                                  -               (2,564)

Increase (decrease) in book overdrafts                          (10,379)              3,856

Retirement of debt                                                   -               (9,525)

Advances from Medicare program                                   20,878                  -
                                                               ------------------------------------
Net cash provided by financing activities                        20,690              44,518
                                                               ------------------------------------

Net increase (decrease) in cash and cash
equivalents                                                      76,618                (643)

Cash and cash equivalents at beginning of
period                                                              452                2,942
                                                               ------------------------------------
Cash and cash equivalents at end of period                     $ 77,070          $     2,299
                                                               ====================================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     1. Accounting Policies

     The accompanying interim consolidated financial statements are unaudited, but have been prepared by Gentiva Health Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     The accompanying interim consolidated financial statements for periods prior to or including March 15, 2000 reflect the results of operations, financial position and cash flows of the Company as if it were a separate entity for all periods presented. Such consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company.

     The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for the first six months of fiscal 2000. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services.

     Net interest expense as presented in the consolidated statement of income included net interest expense of approximately $2.7 million for the first six months of fiscal 2000 relating to the intercompany balances with Olsten. Such intercompany balances were reflected as a contribution to capital as of the Split-off date.

     3. Earnings per Share

     Basic net income per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. Diluted net income per share for each period presented has been computed using the weighted average number of common and dilutive common equivalent shares outstanding.

     For the second quarter and first six months of fiscal 2001, the weighted average numbers of shares outstanding were 22,265,000 and 21,859,000, respectively. Dilutive common equivalent shares represented 1,594,000 shares for the second quarter and 1,523,000 shares for the six month period that would be issued upon the assumed exercise of approximately 2.8 million stock options under the treasury stock method.

     For the second quarter and first six months of fiscal 2000, the weighted average numbers of shares outstanding were 20,513,000 and 20,429,000, respectively. Dilutive common equivalent shares represented 1,310,000 shares for the second quarter and 1,252,000 shares for the six month period that would be issued upon the assumed conversion of stock options under the treasury stock method.

     The computation of diluted net income per share excluded the effect of approximately 2.1 million shares issuable upon the conversion of the 10 percent convertible preferred trust securities for the quarter and year to date fiscal 2001 and 2000 periods since the increase in net income resulting from the exclusion of after-tax interest expense relating to these securities and the increase in shares outstanding resulting from conversion would have an antidilutive effect on earnings. For the fiscal 2000 periods, shares issuable upon the conversion of the 4 3/4 percent convertible subordinated debentures, which matured and were retired in October 2000, were also excluded from the diluted net income per share computation because of their antidilutive effect on earnings.

     4. Restructuring and Special Charges

     During the second quarter of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 8. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of income.

     During the six months ended July 2, 2000, the Company recorded special charges aggregating $6.8 million which were reflected in selling, general and administration expenses in the accompanying statement of income. Of this amount, charges of $4.1 million were incurred to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

     In addition, special charges of $1.2 million in the second quarter and $2.7 million in the first six months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring of certain business operations. As of December 31, 2000 and July 1, 2001, the unpaid portion of these restructuring charges aggregated $3.4 million and $1.8 million, respectively, as a result of cash payments made during the six month period.

     5. Current Liabilities

     In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System for Medicare reimbursement. Such advances are expected to be repaid during the first quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received a cash advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million which was reflected in accrued expenses in the accompanying consolidated balance sheet as of July 1, 2001.

     6. Cash and Revolving Credit Facility

     As of July 1, 2001, there were no outstanding borrowings and total outstanding letters of credit approximated $25.7 million under the Company's $150 million amended revolving credit facility which expires in 2004. The Company was in compliance with the financial covenants of the credit facility as of July 1, 2001.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elects to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 8. As of July 1, 2001, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account as collateral for the bond and the interest relating thereto accrues to the Company. The cash in the segregated account is reflected in cash and cash equivalents in the accompanying consolidated balance sheet. At its discretion, the Company may substitute a letter of credit for the segregated cash to collateralize the bond.

     7. Shareholders' Equity

     Changes in shareholders' equity during the six months ended July 1, 2001 were as follows (in thousands):



                                                     Common     Additional     Accumulated      Accumulated       Total
                                                      Stock       Paid-in        Deficit           Other
                                                                  Capital                      Comprehensive
                                                                                                   Loss
                                                   ------------ ------------ ---------------------------------- -----------

Balance at December 31, 2000                       $2,120        $689,163      $(124,570)       $   (564)       $  566,149

   Comprehensive income:
      Net income                                                                   8,430                             8,430

      Unrealized loss on investments                                                                (252)             (252)

   Issuance of stock upon conversion of
     convertible preferred trust securities             6             594                                              600

   Issuance of stock upon exercise of stock
   options and under stock plans for employees
     and directors                                    174          10,017                                           10,191
                                                   ------------ ------------ ---------------------------------- -----------

Balance at July 1, 2001                            $2,300        $699,774      $ (116,140)       $   (816)       $ 585,118
                                                   ============ ============ ================================== ===========

     Total comprehensive income amounted to $2.7 million and $2.1 million during the second quarter of fiscal 2001 and 2000, respectively, and $8.2 million and $0.3 million during the first six months of fiscal 2001 and 2000, respectively.

     In June 2001, the Company issued 64,383 shares of common stock upon the conversion of $0.6 million of the convertible preferred trust securities at a conversion price of $9.319219.

     8. Legal Matters

Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement to settle both lawsuits for the aggregate sum of $25 million which was subject to approval by the respective courts. The Company's insurers funded $18 million of the proposed settlement sum. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. By order dated April 30, 2001, the District Court preliminarily approved the settlement of the Class Action and scheduled a settlement fairness hearing for August 31, 2001. On August 7, 2001, the Delaware Chancery Court approved the settlement of the Derivative Lawsuit.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The alleged violations predate Olsten's acquisition of Quantum Health Resources in June 1996. The lawsuit sought unspecified monetary damages, double or treble damages, penalties and investigative costs. The parties resolved this matter during the second quarter of fiscal 2001 pursuant to a confidential Settlement agreement and full release. There is no ongoing obligation on the part of the Company arising from this settlement.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation. The Amended Complaint alleges, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act (TCPA), and state common law. The Amended Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. In September 2000, the defendants filed a motion to dismiss the Amended Complaint, and by an order dated January 21,

2001, the Court dismissed plaintiffs' RICO and state common law tort claims. The Court also held that the plaintiffs had properly pleaded the antitrust, TCPA and civil conspiracy claims and allowed those claims to proceed to discovery. Plaintiff's motion for class certification is due to be filed with the court by August 24, 2001. Because the Tennessee Lawsuit is in a relatively preliminary discovery stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The defendants posted a court ordered bond in the amount of $675,000 and filed several post-trial motions, including a motion seeking the entry of judgment in the defendants' favor notwithstanding the verdict or, in the alternative, a new trial or a remittitur of the punitive damages award. The plaintiff filed post-trial motions in connection with the entry of the judgment and the amount of the bond posted by defendants. Following a hearing on the parties' respective post-trial motions on March 23, 2001, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio, and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. The Company continues to defend this matter vigorously.

     In Gile v. Olsten Corporation, et al, U.S. District Court for the Central District of California, No. 97-9363-NM, plaintiff filed an age discrimination suit against Olsten Corporation, Olsten Health Services, and a certain individual in December 1997. The defendants denied the allegations of discrimination on the basis that plaintiff's termination was part of a reduction in force. The individual defendant was dismissed from the action, and the remaining corporate defendants filed a motion for summary judgment that was granted by the District Court in February 1999. The plaintiff appealed the District Court's order to the Ninth Circuit Court of Appeals and in December, 2000, the Court of Appeals issued its ruling which reversed the District Court and remanded the case for trial. On or about June 19, 2001, the Company and the plaintiff agreed to settle this matter and entered into a confidential settlement agreement with full release.

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

     9. Subsequent Event

     On August 7, 2001, the Company's Board of Directors authorized the Company to redeem its 10 percent convertible subordinated debentures at a redemption price of 108 percent of the original principal amount of the debentures plus accrued and unpaid interest in accordance with the terms of an Indenture dated March 15, 2000, between the Company and Wilmington Trust Company. These debentures, which are due in 2005, were issued to a Trust of which the Company owns all the common equity. Upon such redemption, the Trust, in turn, is required to use the proceeds of such redemption to redeem all of its convertible preferred trust securities in accordance with the terms of a Trust Agreement dated March 9, 2000. Holders of the trust securities may elect to convert such securities into the Company's common stock until two business days prior to the redemption date at a conversion price of $9.319219. The scheduled redemption date is September 14, 2001.

     At July 1, 2001, $19.4 million of the above referenced Gentiva-obligated mandatorily redeemable securities were outstanding. If all such securities are converted, the Company's outstanding common stock will increase by approximately
2.1 million shares.


     10. Business Segment Information

     The Company operates in the United States and operated in Canada during the fiscal 2000 periods, servicing patients and customers through the following business segments: Specialty Pharmaceutical Services, Home Health Services and, for a portion of the fiscal 2000 periods, Staffing Services and Canada. These segments are briefly described below.

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

     During fiscal 2001, the Company changed its evaluation performance methodology, as described below, which resulted in a change in reportable segments. In the fiscal 2000 periods, clinical support services for the pharmaceutical and biotechnology firms and staffing services provided under a state contract were included in the Staffing Services segment. The Company now considers these services to be part of the Specialty Pharmaceutical Services segment and Home Health Services segment, respectively. In addition, services relating to care management and coordination for managed care organizations and self-insured employees were allocated between Specialty Pharmaceutical Services and Home Care Nursing Services segments in the fiscal 2000 periods based on the nature of services rendered; the Company now considers these services to be part of the Home Health Services segment. Furthermore, Canadian operating results were included in the Home Care Nursing Services segment in the prior year periods and are now reflected in the Staffing and Canada results for presentation purposes. Prior period segment data has been reclassified to conform with the current year presentation.

    Information about the Company's operations is as follows (in thousands):


                                            Specialty          Home       Staffing       Total
                                          Pharmaceutical      Health         and
                                             Services        Services       Canada
                                        -----------------  ------------  -----------  -----------
Three months ended July 1, 2001
-------------------------------
Net revenues - segments                 $178,328            $179,705       $     -      $358,033
                                        =================  ============  ===========
Intersegment revenues                                                                    (22,589)
                                                                                      -----------
Net revenues                                                                          $  335,444
                                                                                      ===========

Operating contribution                  $ 17,072            $ 12,774       $     -    $   29,846
                                        =================  ============  ===========

Corporate expenses                                                                       (17,529)

Special charges - corporate                                                               (3,011)
                                                                                      -----------
Earnings before interest expense, taxes,
  depreciation and amortization                                                            9,306

Depreciation and amortization                                                             (6,635)

Interest expense, net                                                                       (152)
                                                                                      -----------
Income before income taxes                                                            $    2,519
                                                                                      ===========

Three months ended July 2, 2000
-------------------------------
Net revenues - segments                 $ 171,899          $ 187,167      $  42,089   $  401,155
                                        ===============   =============  ===========

Intersegment revenues                                                                    (17,885)
                                                                                      -----------
Net revenues                                                                          $  383,270
                                                                                      ===========

Operating contribution                  $20,848            $  11,114       $   3,153  $   35,115
                                        ===============   =============  ===========

Corporate expenses                                                                       (20,111)

Special charges - corporate                                                               (1,191)
                                                                                      -----------
Earnings before interest expense,
 taxes, depreciation and amortization                                                     13,813

Depreciation and amortization                                                             (7,974)

Interest expense, net                                                                     (2,112)
                                                                                      -----------
Income before income taxes                                                            $    3,727
                                                                                      ===========

                                        Specialty          Home           Staffing
                                     Pharmaceutical       Health             and
                                        Services         Services          Canada          Total
                                    ------------------ -------------- -------------------------------
Six months ended July 1, 2001
-----------------------------
Net revenues - segments             $374,215            $365,322        $       -      $   739,537
                                    ================== ============== =================

Intersegment revenues                                                                      (46,915)
                                                                                       --------------
Net revenues                                                                            $  692,622
                                                                                       ==============

Operating contribution              $ 33,919            $ 27,554        $       -       $   61,473
                                    ================== ============== =================

Corporate expenses                                                                         (35,121)

Special charges - corporate                                                                 (3,011)
                                                                                       --------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                             23,341

Depreciation and amortization                                                              (13,625)

Interest expense, net                                                                         (585)
                                                                                       --------------

Income before income taxes                                                              $    9,131
                                                                                       ==============

Segment assets                      $275,899            $157,810        $       -       $  433,709
                                    ================== ============== =================

Corporate assets                                                                           398,053
                                                                                      ---------------
Total assets                                                                            $  831,762
                                                                                      ===============

Six months ended July 2, 2000
-----------------------------
Net revenues - segments             $340,894            $376,711         $  83,768      $  801,373
                                    ================== ============== =================

Intersegment revenues                                                                      (33,496)
                                                                                       --------------
Net revenues                                                                            $  767,877
                                                                                       ==============

Operating contribution              $ 43,421            $ 22,147         $   5,652      $   71,220
                                    ================== ============== =================

Corporate expenses                                                                         (41,159)

Special charges - corporate                                                                 (6,791)
                                                                                       --------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                             23,270

Depreciation and amortization                                                              (16,461)

Interest expense, net                                                                       (6,348)
                                                                                       --------------
Income before income taxes                                                             $       461
                                                                                      ===============

Segment assets                      $460,075            $192,629        $  26,160      $   678,864
                                    ================== ============== =================

Corporate assets                                                                           335,273
                                                                                      ---------------
Total assets                                                                           $ 1,014,137
                                                                                      ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     The comparability of the Company's results of operations between the second quarter and the first six months of fiscal 2001 and 2000 was impacted by several items which are briefly described below.

     o On March 15, 2000, the Company was Split-off from Olsten Corporation ("Olsten") through the issuance of all of the Company's common stock to Olsten's shareholders and the Company became an independent, publicly-owned company. Prior thereto, the Company operated Olsten's health services business as a wholly-owned subsidiary of Olsten. The accompanying consolidated financial statements for periods prior to and including March 15, 2000 reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented. Such consolidated financial statements have been prepared using historical basis of assets and liabilities and historical results of operations related to the Company.

     o During the second quarter of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 8. These special charges were reflected in selling, general and administration expenses in the accompanying consolidated statement of income.

          During the six months ended July 2, 2000, the Company recorded special charges aggregating $6.8 million which were reflected in selling, general and administration expenses in the accompanying statement of income. Of this amount, charges of $4.1 million were incurred to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

          In addition, special charges of $1.2 million in the second quarter of fiscal 2000 and $2.7 million in the first six months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     o Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 17 percent in the second quarter and first six months of both fiscal 2001 and 2000.

     o During the fourth quarter of fiscal 2000, the Company sold its health care staffing services business and its Canadian operations. In the first quarter and first six months of fiscal 2000, the Company recorded revenues of $42 million and $84 million, respectively, gross profit of $11 million and $22 million, respectively, and selling, general and administrative expenses of $8 million and $16 million, respectively, relating to the businesses that were sold.

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Results of Operations

     Revenues

     After adjusting for the Staffing and Canadian operations which were sold during the fourth quarter of fiscal 2000, net revenues decreased by $6 million or 1.7% to $335 million during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 primarily due to a $7 million or 4 percent decline in Home Health Services revenues. This decrease was partially offset by a $6 million or 3.7 percent increase in the Specialty Pharmaceutical Services segment which included an increase of $5 million in intersegment revenues generated from services provided to the Home Health Services segment that is eliminated in consolidation. Overall, net revenues in the second quarter of fiscal 2001 decreased by $48 million or 12.5 percent as compared to the second quarter of fiscal 2000, of which $42 million in revenues related to the aforementioned sold operations.

     After adjusting for the sales of the Staffing and Canadian operations as noted above, net revenues increased by $9 million or 1.2 percent to $693 million during the first six months of fiscal 2001 as compared to the corresponding period of fiscal 2000. This increase was driven by growth in the Specialty Pharmaceutical Services segment of $33 million or 9.8 percent, of which $13 million related to intersegment revenues, offset by a decline of $11 million in Home Health Services revenue. Overall, net revenues decreased by $75 million or
9.8 percent during the first six months of fiscal 2001 as compared to the corresponding period of the prior year which included $84 million in revenue related to the sold operations.

     In the Specialty Pharmaceutical Services business, revenue growth was attributable to volume increases in several core chronic therapies, including Flolan, IVIG, growth hormone products and biological response modifiers. This revenue growth, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia. The decline in Home Health Services revenue during the second quarter and first six months of fiscal 2001 was attributable primarily to the continuing transition to new clinical protocols as part of the new Medicare reimbursement system and the impact of the closing of certain home care nursing branches during the fourth fiscal quarter at 2000 as well as the continued shortage of nursing and caregiver personnel in certain parts of the country.

     Gross Profit

     Gross profit margins, as a percentage of net revenues, increased from 33.6 percent in the second quarter of fiscal 2000 to 33.9 percent in the second quarter of fiscal 2001. The increase in margins was primarily attributable to productivity enhancements resulting from a change in clinical protocols and rate increases in Home Health Services as well as the absence of lower margin Staffing and Canadian operations which were sold in late 2000 offset by a change in business mix reflecting growth in the lower margin Specialty Pharmaceutical Services products and higher costs attributable to certain biological and pharmaceutical products due to product shortages. Gross profit margins decreased from 33.5 percent in the first six months of fiscal 2000 to 33.2 percent in the first six months of fiscal 2001. This decrease in margins was primarily attributable to growth in lower margin Specialty Pharmaceutical Services products and higher costs associated with certain biological and pharmaceutical products due to product shortages.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $111 million during the second quarter of fiscal 2001 as compared to $123 million during the second quarter of fiscal 2000 due to (i) the reduction of $8 million in costs associated with the sale of the Staffing and Canadian operations, (ii) efficiency improvement efforts in Home Health Services and corporate administrative support departments, and (iii) the closing of certain home care nursing branches during the fourth quarter of fiscal 2000. These decreases were offset by special charges of $3 million in connection with certain legal matters recorded during the second quarter of fiscal 2001, compared to $1.2 million in special charges associated with the Company's name change recorded during the second quarter of fiscal 2000.

     For the first six months of fiscal 2001, selling, general and administrative expenses were $220 million as compared to $250 million for the first six months of fiscal 2000. This decrease resulted from the reduction of $16 million in costs associated with the sale of the Staffing and Canadian operations, the impact of efficiency improvement efforts and the closing of home care nursing branches as well as a change in special charges from $6.8 million in the fiscal 2000 period to $3 million in the fiscal 2001 period.

     Excluding the effects of the Canadian and Staffing Services businesses that were sold and the special charges recorded in the periods as described above, selling, general and administrative expenses as a percentage of net revenues were 32.2 percent and 33.3 percent during the first six months of fiscal 2001 and 2000, respectively, and 31.4 percent and 33.2 percent during the second quarter of fiscal 2001 and 2000, respectively.

     Interest Expense, Net

     Interest expense, net was approximately $0.6 million and $6.3 million in the first six months of fiscal 2001 and 2000, respectively, and $0.2 million and $2.1 million in the second quarters of fiscal 2001 and 2000, respectively. Interest expense, net for the second quarter and first six months of fiscal 2001 represented primarily interest on the mandatorily redeemable securities and fees relating to the revolving credit facility offset by interest income of approximately $0.9 million and $1.4 million, respectively. During the second quarter and six month periods of fiscal 2000, interest expense, net also included interest on the outstanding 4 3/4 percent convertible subordinated debentures which matured and were retired in October 2000, net intercompany borrowings with Olsten up to the Split-off date and interest on borrowings under the credit facility subsequent to the Split-off date.

     Income Taxes

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

     For the fiscal 2000 periods, the effective tax rates approximated 42 percent which differed from the statutory rate due to nondeductible goodwill amortization and other nondeductible items.

     Liquidity and Capital Resources

     Working capital at July 1, 2001, was $378 million, an increase of $29 million as compared to $349 million at December 31, 2000. Net receivables decreased by $34 million in the first six months of fiscal 2001 as a result of improved cash collections driven by enhancements in the billing system for Specialty Pharmaceutical Services as well as increases in billings through electronic data interchange. After adjusting for the sale of the Company's staffing services business and Canadian operations, adjusted Days Sales Outstanding ("DSO") was 111 days at December 31, 2000. DSO was reduced by 7 days to 104 days at July 1, 2001 as a result of improved cash collections.

     Cash and cash equivalents increased by approximately $77 million as of July 1, 2001 as compared to December 31, 2000 as a result of (i) cash flow from operations, net of decrease in book overdrafts which were included in accounts payable at December 31, 2000, of approximately $48 million, (ii) Medicare advances, net of payments for estimated settlements, of approximately $21 million, and (iii) proceeds from the exercise of stock options of approximately $10 million, offset somewhat by capital expenditures of approximately $2 million. In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the IPS to the PPS for Medicare reimbursement. Such advances are expected to be repaid during the first quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received a cash advance, net of payments for estimated settlements relating to cost report filings, of approximately $21 million which was reflected in accrued expenses in the accompanying consolidated balance sheet as of July 1, 2001.

     The Company maintains a credit facility, which provides for up to $150 million in borrowings, including amounts which are available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent. As of July 1, 2001, there were no borrowings outstanding under the credit facility and total outstanding letters of credit approximated $25.7 million. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The amended credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. As of July 1, 2001, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility of approximately $124 million.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elects to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 8. As of July 1, 2001, a supersedeas bond in the amount of $35 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account as collateral for the bond and the interest relating thereto accrues to the Company. The cash in the segregated account is reflected in cash and cash equivalents in the accompanying consolidated balance sheet. At its discretion, the Company may substitute a letter of credit for the segregated cash to collateralize the bond.

     Management believes cash flows from operations, borrowings available under the credit facility and other financing options, including issuance of debt or equity securities under an effective shelf registration statement will be adequate to support the ongoing operations and to meet debt service requirements for the foreseeable future. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to the market risk for changes in the interest rates related to the fair value of its fixed rate Quantum debentures until their repayment in October 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at July 1, 2001.

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

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement to settle both lawsuits for the aggregate sum of $25 million, which was subject to approval by the respective courts. The Company's insurers funded $18 million of the proposed settlement sum. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. By order dated April 30, 2001, the District Court preliminarily approved the settlement of the Class Action and scheduled a settlement fairness hearing date for August 31, 2001. On August 7, 2001, the Delaware Chancery Court approved the settlement of the Derivative Lawsuit.

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The alleged violations predate Olsten's acquisition of Quantum Health Resources in June 1996. The lawsuit sought unspecified monetary damages, double or treble damages, penalties and investigative costs. The parties have resolved this matter during the second quarter of fiscal 2001 pursuant to a confidential Settlement agreement and full release. There is no ongoing obligation on the part of the Company arising from this settlement.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed.

     On June 23, 2000, the Company was served with a Complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). The Company was served with an Amended Complaint in the Tennessee Lawsuit on July 21, 2000, which names as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (one of the Company's subsidiaries) and Olsten Corporation. The Amended Complaint alleges, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act (TCPA), and state common law. The Amended Complaint seeks unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. In September 2000, the defendants filed a motion to dismiss the Amended Complaint, and by an order dated January 21, 2001, the Court dismissed plaintiffs' RICO and state common law tort claims. The Court also held that the plaintiffs had properly pleaded the antitrust, TCPA and civil conspiracy claims and allowed those claims to proceed to discovery. Plaintiff's motion for class certification is due to be filed with the court by August 24, 2001. Because the Tennessee Lawsuit is in a relatively preliminary discovery stage, the Company is unable at this time to assess the probable outcome of or potential liability arising from such lawsuit.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The defendants posted a court ordered bond in the amount of $675,000 and filed several post-trial motions, including a motion seeking the entry of judgment in the defendants' favor notwithstanding the verdict or, in the alternative, a new trial or a remittitur of the punitive damages award. The plaintiff filed post-trial motions in connection with the entry of the judgment and the amount of the bond posted by defendants. Following a hearing on the parties' respective post-trial motions on March 23, 2001, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio, and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. The Company continues to defend this matter vigorously.

     In Gile v. Olsten Corporation, et al, U.S. District Court for the Central District of California, No. 97-9363-NM, plaintiff filed an age discrimination suit against Olsten Corporation,

Olsten Health Services, and a certain individual in December 1997. The defendants denied the allegations of discrimination on the basis that plaintiff's termination was part of a reduction in force. The individual defendant was dismissed from the action, and the remaining corporate defendants filed a motion for summary judgment that was granted by the District Court in February 1999. The plaintiff appealed the District Court's order to the Ninth Circuit Court of Appeals and in December 2000, the Court of Appeals issued its ruling which reversed the District Court and remanded the case for trial. On or about June 19, 2001, the Company and the plaintiff agreed to settle this matter and entered into a confidential settlement agreement with full release.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders was held on May 18, 2001. The shareholders of the Company ratified the Board of Directors' appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the 2001 fiscal year as follows:


      For           Against      Abstentions      Broker Non-Votes
      ---           -------      -----------      ----------------

  21,033,545        12,464         7,864                0

The following directors were nominated and elected to serve as Directors of the Company for a term of three years or until their successors shall have been duly elected and qualified:


Nominee                     For         Withheld
-------                     ---         --------

Victor F. Ganzi        20,052,340      1,001,533

Josh S. Weston         21,034,503         19,370

Gail Wilensky          20,046,235      1,007,638


The term of office as a Director of the Company for Edward A. Blechschmidt, Steven E. Grabowski and Raymond S. Troubh continued after the meeting and expires in 2002 or until their successors shall have been duly elected and qualified. The term of office as a Director of the Company for Stuart R. Levine and Stuart Olsten continued after the meeting and expires in 2003 or until their successors shall have been duly elected and qualified.

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

          10.19 Third Amendment to Loan and Security Agreement dated as of June 1, 2001 by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein.**

          21.1 List of Subsidiaries of Company. (2)

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

          (5) Incorporated herein by reference to Form 10-Q for the Regis-trant for the period ended July 2, 2000.

          (6) Incorporated herein by reference to Form 10-Q for the Registrant for the period ended October 1, 2000.

          (7) Incorporated herein by reference to Form 10-K for the Registrant for the fiscal year ended December 31, 2000.

          *    Management contract or compensatory plan or arrangement.

          **   Filed herewith

(b)      Reports on Form 8-K

     No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 2001             /S/ Edward A. Blechschmidt
                                   ------------------------------------
                                   Edward A. Blechschmidt
                                   President and Chief Executive
                                   Officer


Date:  August 15, 2001             /S/ John J. Collura
                                   ------------------------------------
                                   John J. Collura
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer