Form 10-Q
period 2001-09-30
GENTIVA HEALTH SERVICES INC
filed 2001-11-14
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                    Yes X     No
                                       ---


       The number of shares outstanding of the Registrant's Common Stock, as of November 9, 2001 was 25,395,958.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets - September 30, 2001
              (Unaudited) and December 31, 2000                           2

              Consolidated Statements of Operations (Unaudited) -
              Three and Nine Months Ended September 30, 2001 and
              October 1, 2000                                             3

              Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 2001 and October 1,
              2000                                                        4

              Notes to Consolidated Financial Statements
              (Unaudited)                                                 5-15

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         16-22

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                 22

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           23-25

     Item 2.  Change in Securities and Use of Proceeds                    25

     Item 3.  Defaults Upon Senior Securities                             25

     Item 4.  Submission of Matters to a Vote of Security Holders         25

     Item 5.  Other Information                                           25-26

     Item 6.  Exhibits and Reports on Form 8-K                            26-39

SIGNATURES                                                                30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                  September 30, 2001         December 31, 2000
                                                               -------------------------- -------------------------
ASSETS                                                                (Unaudited)
Current assets:
       Cash and cash equivalents                               $ 83,586                   $    452

       Receivables, less allowance for doubtful accounts
       of $90,256 and $105,962, respectively                    366,303                    419,178

       Inventories                                               48,709                     51,111

       Prepaid expenses and other current assets                 47,100                     50,333
                                                               -------------------------- -------------------------
            Total current assets                                545,698                    521,074

Fixed assets, net                                                30,939                     36,961

Intangible assets, net                                          222,886                    230,702

Other assets                                                     16,069                     16,747
                                                               -------------------------- -------------------------
            Total assets                                       $815,592                   $805,484
                                                               ========================== =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                        $ 57,552                   $ 74,083

       Accrued expenses                                          57,031                     50,682

       Payroll and related taxes                                 13,029                     17,305

       Insurance costs                                           29,771                     30,320
                                                               -------------------------- -------------------------
            Total current liabilities                           157,383                    172,390

Other liabilities                                                46,249                     46,945

Gentiva - obligated mandatorily redeemable
convertible securities of a subsidiary holding solely
Gentiva debentures                                                    -                     20,000

Shareholders' equity:
       Common stock, $.10 par value; authorized 100,000,000
       shares; issued and outstanding 25,316,824 and
       21,196,693 shares, respectively                            2,532                      2,120
       Additional paid-in capital                               719,778                    689,163
       Accumulated deficit                                     (109,893)                  (124,570)
       Accumulated other comprehensive loss                        (457)                      (564)
                                                               -------------------------- -------------------------
            Total shareholders' equity                          611,960                    566,149
                                                               -------------------------- -------------------------
            Total liabilities and
            shareholders' equity                               $815,592                   $805,484
                                                               ========================== =========================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Statements of
                            Operations (In thousands,
                            except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended                             Nine Months Ended
                                       --------------------------------------------  ----------------------------------------
                                       September 30, 2001        October 1, 2000      September 30, 2001     October 1, 2000
                                       --------------------    --------------------  --------------------- ------------------

Net revenues                           $  328,262              $  380,325            $1,020,884             $1,148,202

Cost of services sold                     216,162                 262,160               678,719               772,911
                                       --------------------    --------------------  --------------------- ------------------
       Gross profit                       112,100                 118,165               342,165               375,291

Selling, general and administrative
  expenses                                105,748                 245,930               326,096               496,247

Interest income (expense), net                319                  (2,270)                 (267)               (8,618)

                                       --------------------    --------------------  --------------------- ------------------
       Income (loss) before income
         taxes                              6,671                (130,035)                15,802             (129,574)

Income tax expense                            425                     311                  1,125                  507
                                       --------------------    --------------------  --------------------- ------------------

       Net income (loss)               $    6,246               $(130,346)           $    14,677           $ (130,081)
                                       ====================    ====================  ===================== ==================

Net income (loss) per share:
       Basic                           $     0.26               $   (6.30)           $      0.65           $    (6.34)
                                       ====================    ====================  ===================== ==================
       Diluted                         $     0.24               $   (6.30)           $      0.61           $    (6.34)
                                       ====================    ====================  ===================== ==================

Average shares outstanding:
       Basic                               23,616                  20,705                 22,442               20,521
                                       ====================    ====================  ===================== ==================
       Diluted                             26,546                  20,705                 25,746               20,521
                                       ====================    ====================  ===================== ==================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                             Nine Months Ended
                                                          --------------------------------------------------------
                                                              September 30, 2001             October 1, 2000
                                                          ---------------------------    -------------------------
OPERATING ACTIVITIES:
Net income (loss)                                         $  14,677                         $(130,081)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:

    Depreciation and amortization                            20,048                           24,307

    Provision for doubtful accounts                          26,929                          136,408

    Write-off of goodwill                                        -                             5,200

    Gain on sale/disposal of assets                            (285)                              -
    Changes in assets and liabilities:

               Accounts receivable                           25,946                          (25,441)

               Inventories                                    2,402                           22,110

               Prepaid expenses and other current
               assets                                         3,233                               89

               Current liabilities                          (25,506)                         (52,147)

               Other, net                                        89                           (2,302)
                                                          ---------------------------    -------------------------

Net cash provided by (used in) operating
activities                                                   67,533                          (21,857)
                                                          ---------------------------    -------------------------
INVESTING ACTIVITIES:

Purchase of fixed assets                                     (6,400)                          (4,778)

Proceeds from sale of assets                                    475                               -
                                                          ---------------------------    -------------------------
Net cash used in investing activities                        (5,925)                          (4,778)
                                                          ---------------------------    -------------------------
FINANCING ACTIVITIES:

Proceeds from issuance of common stock                       11,027                            2,127

Issuance of mandatorily redeemable and other
securities                                                       -                            20,100

Net transactions with Olsten                                     -                             5,226

Proceeds from revolving credit
facility                                                         -                             7,128

Debt issuance costs                                              -                            (2,657)

Increase (decrease) in book
overdrafts                                                  (10,379)                           4,400

Retirement of debt                                               -                            (9,525)

Advances from Medicare program                               20,878                               -
                                                          ---------------------------    -------------------------
Net cash provided by financing
activities                                                   21,526                           26,799
                                                          ---------------------------    -------------------------

Net increase in cash and cash equivalents                    83,134                              164

Cash and cash equivalents at beginning of period                452                            2,942
                                                          ---------------------------    -------------------------
Cash and cash equivalents at end of period                $  83,586                      $     3,106
                                                          ===========================    =========================
NON-CASH INVESTING/FINANCING ACTIVITIES
  Conversion of convertible debt                          $  20,000                               -
                                                          ===========================    =========================
See notes to consolidated financial statements.

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

     The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for the first nine months of fiscal 2000. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services.

     Interest income (expense), net as presented in the consolidated statement of operations included net interest expense of approximately $2.7 million for the first nine months of fiscal 2000 relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital as of the Split-off date.

     3. Earnings per Share

     Basic net income (loss) per share for each period presented has been computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. Diluted net income (loss) per share for each period presented has been computed using the weighted average number of common and dilutive common equivalent shares outstanding.

     During the three and nine months ended September 30, 2001, the weighted average numbers of shares outstanding were 23,616,000 and 22,442,000, respectively. As discussed in Note 7, the 10 percent convertible preferred trust securities in the amount of $19.4 million during the third quarter of fiscal 2001 and $20.0 million for the first nine months of fiscal 2001 were converted to common shares at a conversion price of $9.319219 per share and such shares were included in the weighted average number of shares outstanding from the date of conversion.

     Dilutive common equivalent shares included (i) an incremental 1,543,000 shares for the third quarter and 1,938,000 shares for the nine month period that would have been issued if the 10 percent convertible preferred trust securities were converted at the beginning of each period and (ii) 1,387,000 shares for the third quarter and 1,365,000 shares for the nine month period that would be issued upon the assumed exercise of 2,603,000 stock options under the treasury stock method.

     During the three and nine months ended October 1, 2000, the basic and diluted weighted average numbers of shares outstanding were 20,705,000 and 20,521,000, respectively. The computation of diluted net loss per share for the fiscal 2000 periods excluded the effect of shares issuable upon the conversion of the 4 3/4 percent convertible subordinated debentures, which matured and were retired in October 2000, and the 10 percent convertible preferred trust securities and the exercise of stock options since their inclusion would have an antidilutive effect on earnings.

     4. Restructuring and Special Charges

     During the first nine months of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 8. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     During the third quarter and first nine months of fiscal 2000, the Company recorded special charges aggregating $132.0 million and $138.8 million, respectively. Of this amount, charges of $125.6 million and $132.4 million, respectively, were reflected in selling, general and administrative expenses. These charges for both the third quarter and first nine months included (i) an incremental provision for doubtful accounts of $112.0 million, (ii) a $7.2 million charge to reflect estimated settlement costs in excess of insurance coverage related to class action securities and derivative lawsuits assumed by the Company from Olsten Corporation under an indemnification provision in connection with the split-off and government inquiries in New Mexico and North Carolina and (iii) a charge of $5.2 million associated with the impairment of goodwill relating to the Company's Canadian home care nursing services operation which was sold during the fourth quarter of 2000.

     In addition, special charges of $1.2 million in the third quarter and $3.9 million in the first nine months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

     Furthermore, charges of $4.1 million were incurred in the first nine months of fiscal 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

     During the third quarter and first nine months of fiscal 2000, an adjustment of $6.4 million was recorded in cost of services sold for the estimated obsolescence, shrinkage of inventory and changes in cost estimates arising from the systems conversion and asset verification and physical inventory procedures which were performed during the third quarter of fiscal 2000.

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring of certain business operations. During the period from December 31, 2000 to September 30, 2001, the unpaid portion of these restructuring charges declined from $3.4 million to $0.8 million primarily as a result of cash payments made during the nine month period relating to operating lease and severance payments.

     5. Current Liabilities

     In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement. Such advances are expected to be repaid during the second quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received a cash advance relating to the transition to PPS, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million which was reflected in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2001.

     6. Cash and Revolving Credit Facility

     As of September 30, 2001, there were no outstanding borrowings and total outstanding letters of credit approximated $25.7 million under the Company's $150 million amended revolving credit facility which expires in 2004. The Company was in compliance with the financial covenants of the credit facility as of September 30, 2001.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elects to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 8. A supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account as collateral for the bond and the interest relating thereto accrues to the Company. The cash in the segregated account is reflected in cash and cash equivalents in the accompanying consolidated balance sheet as of September 30, 2001. At its discretion, the Company may substitute a letter of credit for the segregated cash to collateralize the bond.



     7. Shareholders' Equity

     Changes in shareholders' equity during the nine months ended September 30, 2001 were as follows (in thousands):

                                                Common          Additional     Accumulated     Accumulated      Total
                                                 Stock          Paid-in         Deficit        Other Compre-
                                                                Capital                        hensive Loss
                                                -----------    ------------- ---------------   --------------  -----------
Balance at December 31, 2000                    $   2,120      $ 689,163      $ (124,570)      $    (564)      $566,149

     Comprehensive income:
        Net income                                                                14,677                         14,677

        Unrealized gain on investments                                                               107            107

        Issuance of stock upon conversion
        of convertible preferred trust
        securities                                    214         19,786             -                 -         20,000

        Issuance of stock upon exercise of
        stock options and under stock plans
        for employees and directors                   198         10,829             -                 -         11,027
                                                -----------    ------------- ---------------   --------------  -----------
Balance at September 30, 2001                   $   2,532      $ 719,778     $ (109,893)       $    (457)      $611,960
                                                ===========    ============= ===============   ==============  ===========

     Total comprehensive income (loss) amounted to $6.6 million and ($131.0) million during the third quarter of fiscal 2001 and 2000, respectively, and $14.8 million and ($130.7) million during the first nine months of fiscal 2001 and 2000, respectively.

     On August 7, 2001, the Company's Board of Directors authorized the Company to call for the redemption of its 10 percent convertible subordinated debentures on or about September 14, 2001 at a redemption price of 108 percent of the original principal amount of the debentures in accordance with the terms of an Indenture dated March 15, 2000, between the Company and Wilmington Trust Company. These debentures, which are due in 2005, were issued to a Trust of which the Company owns all the common equity. The Trust, in turn, issued convertible preferred trust securities which have the same terms as the debentures, including, but not limited to, maturity, interest, conversion and redemption price to a number of holders under the terms of a Trust Agreement dated March 9, 2000. The convertible preferred trust securities are convertible into the Company's common stock at a conversion price of $9.319219.

     In June 2001, the Company issued 64,383 shares of common stock upon the conversion of $0.6 million of the convertible preferred trust securities. During the third quarter of fiscal 2001, the Company issued 2,081,722 shares of common stock upon the conversion of the remaining $19.4 million of convertible preferred trust securities. As of September 30, 2001, there were no convertible subordinated debentures of the Company and no convertible preferred trust securities of the Trust outstanding.

     8. Legal Matters

Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement to settle both lawsuits for the aggregate sum of $25 million which was subject to approval by the respective courts. The Company's insurers funded $18 million of the proposed settlement sum. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. On August 7, 2001, the Delaware Chancery Court gave final approval to the settlement of the Derivative Lawsuit and, on August 31, 2001, the District Court issued its final approval to the settlement of the Class Action.

     On July 21, 2000, plaintiff Ultimate Home Health Care, Inc. served an Amended Complaint in a purported class action lawsuit against the Company. This Amended Complaint was filed in the U.S. District Court for the Middle District of Tennessee, captioned Ul-timate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit") and named as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (an affiliate of the Company) and Olsten Corporation. The Amended Complaint alleged, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act, and state common law, and sought unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. By an order dated January 21, 2001, the Court ruled on defendants' motion to dismiss and dismissed plaintiffs' RICO and state common law tort claims, but allowed plaintiff's other claims to proceed. After conducting some discovery on the issues, on October 10, 2001, the plaintiff filed with the Court a Notice of Withdrawal of Certain Allegations notifying the Court of plaintiff's intent to withdraw all allegations related to class status and antitrust claims in the Amended Complaint. On November 5, 2001, plaintiff filed a second amended complaint alleging violation of Tennessee Consumer Protection Act and civil conspiracy, and seeking unspecified compensatory and punitive damages, and attorney's fees. The Company intends to continue to defend itself vigorously in this matter.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio, returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The defendants posted a court ordered bond in the amount of $675,000. The parties filed several post-trial motions, and following a March 23, 2001 hearing on the parties' respective post-trial motions, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio, and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. On October 12, 2001, the Company timely filed its appellate brief with the Court of Appeals. Defendants agreed to extend the due date for Plaintiff's response brief up to and including January 4, 2002. The Company continues to defend itself vigorously in this matter.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has as-serted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed.

     In Gile v. Olsten Corporation, et al., U.S. District Court for the Central District of California, No. 97-9363-NM, plaintiff filed an age discrimination suit against Olsten Corporation, Olsten Health Services, and a certain individual in December 1997. The defendants denied the allegations of discrimination on the basis that plaintiff's termination was part of a reduction in force. The individual defendant was dismissed from the action, and the remaining corporate defendants filed a motion for summary judgment that was granted by the District Court in February 1999. The plaintiff appealed the District Court's order to the Ninth Circuit Court of Appeals and in December, 2000, the Court of Appeals issued its ruling which reversed the District Court and remanded the case for trial. On or about June 19, 2001, the Company and the plaintiff agreed to settle this matter and entered into a confidential settlement agreement with full release.

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

Government Investigations

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. Based on discussions with the Office of Inspector General, the Company believed that the subpoena related to an investigation of possible overpayments made to the Company by the Medicare program. The Company provided the Office of Inspector General and other government agencies with requested documents and cooperated fully with this investigation. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer

v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. In connection with the unsealing of the Complaint, and as recited in the Order unsealing the Complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this Complaint that gave rise to the December 1999 document subpoena, and that following an almost two year investigation into the allegations made in the Complaint, the United States decided not to intervene and not to proceed with this action. The Company believes that the government has concluded its investigation into this matter. The Plaintiff has not yet served the Company with the Complaint.

     In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company continues to provide the Office of Inspector General and other government agencies with the requested documents and to cooperate fully with their investigation. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this subpoena.


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

     Information about the Company's operations is as follows (in thousands):

                                                    Specialty         Home          Staffing          Total
                                                  Pharmaceutical     Health           and
                                                     Services       Services         Canada
                                                -----------------  ------------     ----------     ------------
Three months ended September 30, 2001
-------------------------------------
Net revenues - segments                          $  172,740         $ 175,496       $      -       $  348,236
                                                =================  ============     ==========
Intersegment revenues                                                                                 (19,974)
                                                                                                   ------------
Net revenues                                                                                       $  328,262
                                                                                                   ============

Operating contribution                           $   18,733         $  11,901       $      -       $   30,634
                                                =================  ============     ==========
Corporate expenses                                                                                    (17,859)
                                                                                                   ------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                        12,775
Depreciation and amortization                                                                          (6,423)
Interest income, net                                                                                      319
                                                                                                   ------------

Income before income taxes                                                                          $   6,671
                                                                                                   ============


Three months ended October 1, 2000
----------------------------------
Net revenues - segments                          $  174,606         $ 178,715       $  45,254       $ 398,575
                                                =================  ============     ==========
Intersegment revenues                                                                                 (18,250)
                                                                                                   ------------
Net revenues                                                                                        $ 380,325
                                                                                                   ============

Operating contribution before special charges    $   19,975         $   7,824       $   4,241       $  32,040
Special charges - segments                          (99,400)          (19,200)             -         (118,600)
                                                -----------------  ------------     ----------     ------------
Operating contribution (loss)                    $  (79,425)        $ (11,376)       $  4,241         (86,560)
                                                =================  ============     ==========
Corporate expenses                                                                                    (19,934)
Special charges - corporate                                                                           (13,425)
                                                                                                   ------------
Loss before interest expense, taxes,
  depreciation and amortization                                                                      (119,919)

Depreciation and amortization                                                                          (7,846)
Interest expense, net                                                                                  (2,270)
                                                                                                   ------------
Loss before income taxes                                                                            $(130,035)
                                                                                                   ============

                                                    Specialty              Home          Staffing          Total
                                                  Pharmaceutical          Health           and
                                                     Services            Services         Canada
                                                -------------------     ------------     ----------     ------------
Nine months ended September 30, 2001
------------------------------------
Net revenues - segments                         $ 546,955               $ 540,818        $       -      $1,087,773
                                               ====================     ============     ==========
Intersegment revenues                                                                                      (66,889)
                                                                                                        ------------
Net revenues                                                                                            $1,020,884
                                                                                                        ============
Operating contribution                          $  52,652               $  39,455        $       -      $   92,107
                                               ====================     ============     ==========
Corporate expenses                                                                                         (52,979)
Special charges - corporate                                                                                 (3,011)
                                                                                                        ------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                             36,117
Depreciation and amortization                                                                              (20,048)
Interest expense, net                                                                                         (267)
                                                                                                        ------------

Income before income taxes                                                                               $  15,802
                                                                                                        ============

Segment assets                                  $ 286,782               $ 141,686        $        -      $ 428,468
                                               ====================     ============     ==========
Intersegment assets                                                                                        (13,456)
                                                                                                        ------------
Segment assets, net                                                                                        415,012
Corporate assets                                                                                           400,580
                                                                                                        ------------
Total assets                                                                                             $ 815,592
                                                                                                        ============

Nine months ended October 1, 2000
---------------------------------
Net revenues - segments                         $ 515,500               $ 555,426        $  129,022     $1,199,948
                                               ====================     ============     ==========
Intersegment revenues                                                                                      (51,746)
                                                                                                        ------------
Net revenues                                                                                            $1,148,202
                                                                                                        ============

Operating contribution before special charges   $  63,396               $  29,971        $    9,893     $  103,260

Special charges - segments                        (99,400)                (19,200)                -       (118,600)
                                               --------------------     ------------     ----------     ------------
Operating contribution (loss)                   $ (36,004)              $   10,771       $    9,893        (15,340)
                                               ====================     ============     ==========

Corporate expenses                                                                                         (61,093)
Special charges - corporate                                                                                (20,216)
                                                                                                        ------------
Loss before interest expense, taxes,
  depreciation and amortization                                                                            (96,649)

Depreciation and amortization                                                                              (24,307)
Interest expense, net                                                                                       (8,618)
                                                                                                        ------------
Loss before income taxes                                                                                $ (129,574)
                                                                                                        ============

Segment assets                                  $  359,480              $ 147,234        $  25,687      $  532,401
                                               ====================     ============     ==========
Intersegment assets                                                                                        (12,000)
                                                                                                        ------------
Segment assets, net                                                                                        520,401
Corporate assets                                                                                           333,216
                                                                                                        ------------
Total assets                                                                                            $  853,617
                                                                                                        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

General
-------

     The comparability of the Company's results of operations between the third quarter and the first nine months of fiscal 2001 and 2000 was impacted by several items which are briefly described below.

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

     o During the first nine months of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al., and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 8. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

          During the third quarter and first nine months of fiscal 2000, the Company recorded special charges aggregating $132.0 million and $138.8 million, respectively. Of this amount, charges of $125.6 million and $132.4 million, respectively, were reflected in selling, general and administrative expenses. These charges for both the third quarter and first nine months included (i) an incremental provision for doubtful accounts of $112.0 million, (ii) a $7.2 million charge to reflect estimated settlement costs in excess of insurance coverage related to class action securities and derivative lawsuits assumed by the Company from Olsten Corporation under an indemnification provision in connection with the split-off and government inquiries in New Mexico and North Carolina and (iii) a charge of $5.2 million associated with the impairment of goodwill relating to the Company's Canadian home care nursing services operation which was sold during the fourth quarter of 2000.

          In addition, special charges of $1.2 million in the third quarter and $3.9 million in the first nine months of fiscal 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

          Furthermore, charges of $4.1 million were incurred in the first nine months of fiscal 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

          During the third quarter and first nine months of fiscal 2000, an adjustment of $6.4 million was recorded in cost of services sold for the estimated obsolescence, shrinkage of inventory and changes in cost estimates arising from the systems conversion and asset verification and physical inventory procedures which were performed during the third quarter of fiscal 2000.

     o Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 17 percent in the third quarter and first nine months of both fiscal 2001 and 2000.

     o During the fourth quarter of fiscal 2000, the Company sold its health care staffing services business and its Canadian operations. In the third quarter and first nine months of fiscal 2000, the Company recorded revenues of $45 million and $129 million, respectively, gross profit of $11 million and $33 million, respectively, and selling, general and administrative expenses of $7 million and $24 million, respectively, relating to the businesses that were sold.

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2000.



Results of Operations
---------------------

     Revenues

     After adjusting for the Staffing and Canadian operations which were sold during the fourth quarter of fiscal 2000, net revenues decreased by $7 million or 2.0% to $328 million during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 primarily due to a $3 million or 1.8 percent decline in Home Health Services revenues, a $2 million or 1.1 percent decrease in the Specialty Pharmaceutical Services revenue and a $2 million increase in the intersegment revenue elimination relating to services provided to the Home Health Services segment by the Specialty Pharmaceutical Services segment that is eliminated in consolidation. Overall, net revenues in the third quarter of fiscal 2001 decreased by $52 million or 13.7 percent as compared to the third quarter of fiscal 2000, of which $7 million in revenues related to the items discussed above and $45 million in revenues related to the aforementioned sold operations.

     After adjusting for the sales of the Staffing and Canadian operations as noted above, net revenues increased by $2 million or 0.2 percent to $1.02 billion during the first nine months of fiscal 2001 as compared to the corresponding period of fiscal 2000. This increase was driven by growth in the Specialty Pharmaceutical Services segment of $32 million or 6.1 percent, of which $15 million related to intersegment revenues, offset by a decline of $15 million or 2.6 percent in Home Health Services revenue. Overall, net revenues decreased by $12.7 million or 11.1 percent during the first nine months of fiscal 2001 as compared to the corresponding period of the prior year which included $129 million in revenue related to the sold operations.

     During the third quarter and first nine months of fiscal 2001, the Company experienced unit volume increases in several core chronic therapies in the Specialty Pharmaceutical Services segment. These therapies included (i) Flolan, an intravenous therapy used in the treatment of pulmonary arterial hypertension,
(ii) intravenous immune globulin (IVIG), used in the treatment of primary immune deficiency and other diagnoses and (iii) growth hormone, used in the treatment of growth hormone disorder. Revenue growth was negatively impacted in both the third quarter and nine month periods by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia. In addition, revenue relating to acute infusion products decreased somewhat due to management's decision to terminate certain contracts in an effort to improve revenue quality and cash flow. Due to significant purchases by wholesale customers early in 2001 revenue relating to Oxandrin, an oral pharmaceutical for involuntary weight loss, increased during the fiscal 2001 year to date period as compared to the corresponding period of fiscal 2000 as a result of growth in unit volume dur-ing the first half of fiscal 2001 offset by a decrease in volume during the third quarter. In addition, the Company recognized revenues of $5.0 million in the third quarter of fiscal 2000 relating to an adjustment to estimated revenue accruals and increased a provision for doubtful accounts by a corresponding amount. Excluding this adjustment, net revenues in the Specialty Pharmaceutical Services segment increased by 1.7 percent in the third quarter and 7.1 percent in the first nine months of fiscal 2001 as compared to the corresponding periods of fiscal 2000.

     The decline in Home Health Services revenue during the third quarter and first nine months of fiscal 2001 was attributable primarily to the continuing transition to new clinical protocols as part of the new Medicare reimbursement system which has resulted in a more efficient delivery of care in fiscal 2002 and the impact of the closing of certain home care nursing branches during the fourth fiscal quarter at 2000.

     Gross Profit

     Gross profit margins as a percentage of net revenues increased from 31.1 percent in the fiscal 2000 third quarter to 34.1 percent in the third quarter of fiscal 2001 and from 32.7 percent in the first nine months of fiscal 2000 to
33.5 percent in the first nine months of the fiscal 2001. Of the total increase in margins, 1.7 percent for the third quarter and 0.5 percent for the nine months can be attributed to the special charges associated with the inventory adjustment of $6.4 million which was recorded in the three month and nine month periods of fiscal 2000. The remaining increase in margins was primarily attributable to productivity enhancements resulting from a change in clinical protocols and rate increases in Home Health Services as well as the absence of lower margin Staffing and Canadian operations which were sold in late 2000 offset by a change in business mix reflecting growth in the lower margin Specialty Pharmaceutical Services products and higher costs attributable to certain biological and pharmaceutical products due to product shortages.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $106 million during the third quarter of fiscal 2001 as compared to $246 million during the third quarter of fiscal 2000 due to (i) special charges of $126 million which were recorded in the fiscal 2000 period, (ii) the reduction of $8 million in costs associated with the sale of the Staffing and Canadian operations, (iii) efficiency improvement efforts in Home Health Services branch operations, certain Specialty Pharmaceutical Services administrative functions and corporate administrative support departments, and (iv) the closing of certain home care nursing branches during the fourth quarter of fiscal 2000.

     For the first nine months of fiscal 2001, selling, general and administrative expenses were $326 million as compared to $496 million for the first nine months of fiscal 2000. This decrease resulted from the reduction of $24 million in costs associated with the sale of the Staffing and Canadian operations, the impact of efficiency improvement efforts and the clos-ing of home care nursing branches as well as a change in special charges from $132 million in the fiscal 2000 period to $3 million in the fiscal 2001 period.

     Excluding the effects of the businesses that were sold and the special charges recorded in the periods as described above, selling, general and administrative expenses as a percentage of net revenues were 31.6 percent and
32.3 percent during the first nine months of fiscal 2001 and 2000, respectively, and 32.2 percent and 33.7 percent during the third quarter of fiscal 2001 and 2000, respectively.

     Interest Income (Expense), Net

     Net interest income was approximately $0.3 million in the third quarter of fiscal 2001 and net interest expense was approximately $2.3 million in the third quarter of fiscal 2000. Net interest expense was approximately $0.3 million and $8.6 million in the first nine months of fiscal 2001 and 2000, respectively. Net interest income (expense) for the third quarter and first nine months of fiscal 2001 represented primarily fees relating to the revolving credit facility and outstanding letters of credit and, for the first half of fiscal 2001, the 10 percent convertible preferred trust securities offset by interest income of approximately $0.9 million and $1.4 million, respectively. During the three and nine months ended October 1, 2000, net interest expense also included interest on the outstanding 4 3/4 percent convertible subordinated debentures which matured and were retired in October 2000, net intercompany borrowings with Olsten up to the Split-off date and interest on borrowings under the credit facility subsequent to the Split-off date.

     Income Taxes

     Income tax expense for the fiscal 2001 period consisted primarily of taxes relating to certain state jurisdictions. The Company had estimated net operating loss carryforwards (NOLs) of approximately $76 million as of December 31, 2000. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The Company expects its effective tax rate to range between 6 and 8 percent until such time as the NOLs are utilized.

     Liquidity and Capital Resources

     Working capital at September 30, 2001, was $388 million, an increase of $39 million as compared to $349 million at December 31, 2000. Net receivables decreased by $53 million in the first nine months of fiscal 2001 as a result of improved cash collections driven by enhancements in the billing system for Specialty Pharmaceutical Services as well as increases in billings through electronic data interchange and a decrease in related revenues. After adjusting for the sale of the Company's staffing services business and Canadian operations, adjusted Days Sales Outstanding ("DSO") was 111 days at December 31, 2000. DSO was reduced by 9 days to 102 days at September 30, 2001 as a result of improved cash collections.

     Cash and cash equivalents increased by approximately $83 million as of September 30, 2001 as compared to December 31, 2000 as a result of (i) cash flow from operations, net of decrease in book overdrafts which were included in accounts payable at December 31, 2000, of approximately $57 million, (ii) Medicare advances, net of payments for estimated settlements, of approximately $21 million, and (iii) proceeds from the exercise of stock options of approximately $11 million, offset somewhat by capital expenditures of approximately $5.9 million. In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the IPS to the PPS for Medicare reimbursement. Such advances are expected to be repaid during the second quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received a cash advance relating to the transition to PPS, net of payments for estimated settlements relating to cost report filings, of approximately $21 million which was reflected in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2001.

     The Company maintains a credit facility, which provides for up to $150 million in borrowings. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent. As of September 30, 2001, there were no borrowings outstanding under the credit facility and total outstanding letters of credit approximated $25.7 million. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The amended credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. As of September 30, 2001, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $124 million.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     The Company's exposure to the market risk for changes in the interest rates related to the fair value of its fixed rate Quantum debentures until their repayment in October 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at September 30, 2001.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     Litigation


     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     In late 2000, after engaging in a mediation conducted by a third-party mediator, the parties to the previously disclosed Class Action (In re Olsten Corporation Securities Litigation, No. 97-CV-5056 (DRH), U.S. District Court for the Eastern District of New York) and Derivative Lawsuit (Rubin v. May, No. 17135-NC, Delaware Chancery Court) reached an agreement to settle both lawsuits for the aggregate sum of $25 million which was subject to approval by the respective courts. The Company's insurers funded $18 million of the proposed settlement sum. The Company funded the $7 million balance and recorded a special charge for that amount during fiscal 2000. On August 7, 2001, the Delaware Chancery Court gave final approval to the settlement of the Derivative Lawsuit and, on August 31, 2001, the District Court issued its final approval to the settlement of the Class Action.

     On July 21, 2000, plaintiff Ultimate Home Health Care, Inc. served an Amended Complaint in a purported class action lawsuit against the Company. This Amended Complaint was filed in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560 (the "Tennessee Lawsuit"), and named as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services (an affiliate of the Company) and Olsten Corporation. The Amended Complaint alleged, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act, and state common law, and sought unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. By an order dated January 21, 2001, the Court ruled on defendants' motion to dismiss and dismissed plaintiffs' RICO and state common law tort claims, but allowed plaintiff's other claims to proceed. After conducting some discovery on the issues, on October 10, 2001, the plaintiff filed with the Court a Notice of Withdrawal of Certain Allegations notifying the Court of plaintiff's intent to withdraw all allegations related to class status and antitrust claims in the Amended Complaint. On November 5, 2001, plaintiff filed a second amended complaint alleging violation of Tennessee Consumer Protection Act and civil conspiracy, and seeking un-specified compensatory and punitive damages, and attorney's fees. The Company intends to continue to defend itself vigorously in this matter.

     On November 22, 2000, the jury in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio, returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The defendants posted a court ordered bond in the amount of $675,000. The parties filed several post-trial motions, and following a March 23, 2001 hearing on the parties' respective post-trial motions, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio, and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. On October 12, 2001, the Company timely filed its appellate brief with the Court of Appeals. Defendants agreed to extend the due date for Plaintiff's response brief up to and including January 4, 2002. The Company continues to defend itself vigorously in this matter.

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

     Government Investigations

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. Based on discussions with the Office of Inspector General, the Company believed that the subpoena related to an investigation of possible overpayments made to the Company by the Medicare program. The Company provided the Office of Inspector General and other government agencies with requested documents and cooperated fully with this investigation. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. In connection with the unsealing of the Complaint, and as recited in the Order unsealing the Complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this Complaint that gave rise to the December 1999 document subpoena, and that following an almost two year investigation into the allegations made in the Complaint, the United States decided not to intervene and not to proceed with this action. The Company believes that the government has concluded its investigation into this matter. The Plaintiff has not yet served the Company with the Complaint.

     In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. The Company continues to provide the Office of Inspector General and other government agencies with the requested documents and to cooperate fully with their investigation. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this subpoena.


Item 2. Change in Securities and Use of Proceeds
        ----------------------------------------

     None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)  None.

Item 5. Other Information
        -----------------

     In October 1998, in connection with its settlement of a government investigation into the health care practices of Quantum Health Resources (a subsidiary of the Company) for a period prior to 1997, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the United States of New York and Oklahoma that will be in effect until December 31, 2001. The October 1998 corporate integrity agreement applies to the Company's specialty pharmaceutical services business and focuses on the training and billing of blood factor products for hemophiliacs.

     In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. The July 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its home care nursing business (but excluding the specialty pharmaceutical services business). This corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)      Exhibit Number    Description
         --------------    -----------

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

          21.1 List of Subsidiaries of Company. (2)

          ---------------------------------------------------------------------

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

(b)      Reports on Form 8-K
         -------------------

     No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001           /S/ Edward A. Blechschmidt
                                   -----------------------------------
                                   Edward A. Blechschmidt
                                   President and Chief Executive
                                   Officer


Date:  November 14, 2001           /S/ John J. Collura
                                   ------------------------------------
                                   John J. Collura
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer