Form 10-K
period 2001-12-30
GENTIVA HEALTH SERVICES INC
filed 2002-03-29
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 30, 2001


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

                                                          Name of each exchange
          Title of each class                               on which registered
Common Stock, par value $.10 per share                            NASDAQ


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

                               Yes  X        No  _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common equity (Common Stock) held by non-affiliates of the registrant as of March 25, 2002 was $559,727,545 based on the closing price of the Common Stock on The Nasdaq National Market on such date.

     The number of shares outstanding of the registrant's Common Stock, as of March 25, 2002, was 25,952,611.

     Information contained in this Report, other than historical information, should be considered forward-looking and is subject to various risk factors and uncertainties. For instance, the Company's strategies and operations involve risks of competition, changing market conditions, changes in laws and regulations affecting it and the health care industry and numerous other factors discussed in this Report and in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those in any forward-looking statements.

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

     The Company operates its health services business in the United States and currently provides specialty pharmaceutical services (including infusion therapy and distribution services) and home health care services.

Significant Development

     On January 2, 2002 the Company entered into an asset purchase agreement with Accredo Health, Incorporated ("Accredo") pursuant to which Accredo agreed to acquire substantially all of the assets of the Company's specialty pharmaceutical services business for a purchase price of $415 million, subject to adjustment in accordance with the asset purchase agreement. The consideration is payable to the Company half in cash and half in shares of Accredo common stock. The sale of the specialty pharmaceutical services business is conditioned upon, among other things, the approval of the shareholders of each company and other customary conditions. Completion of the transaction is expected in the second quarter of 2002. It is currently expected that following the sale of the specialty pharmaceutical business, the Company will distribute substantially all of the proceeds to its shareholders.

Specialty Pharmaceutical Services

     The Company's specialty pharmaceutical services business is coordinated through its network of 40 pharmacies across the United States and generally includes:

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

     o  clinical support services for pharmaceutical and biotechnology firms.

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

     The Company's specialty pharmaceutical services business also addresses therapeutic, socioeconomic, psychosocial and professional support needs for individuals with rare, chronic diseases including hemophilia, primary pulmonary hypertension, immunodeficiency/autoimmune disorders and growth disorders.

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

Home Health Care Services

     The Company's home health care services business is conducted through more than 275 locations and delivers a wide range of services principally through its Nursing and CareCentrix business units.

     The Company's nursing unit operates licensed and Medicare-certified nursing agencies located in 35 states, of which 97% are accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). These branches provide various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and mature adult patients. Reimbursement sources for this unit include government programs, including Medicare and Medicaid as well as other state and county programs, and private sources including health insurance plans, managed care organizations, long term care insurance plans and personal funds. The Company's nursing unit is organized in five geographic regions, each staffed with a clinical, operational and sales management team. Regions are further separated into operating areas. Each area is comprised of branches, each of which is led by an agency director and staffed with clinical and administrative support staff as well as associates who deliver direct patient care. The caregivers are employed on either a full-time basis or are paid on a per visit or per diem basis.

     The Company's CareCentrix unit provides an array of outsourcing services and coordinates the delivery of home nursing services, acute and chronic infusion therapies and durable medical equipment for managed care organizations and health plans. These services are delivered through an extensive nationwide network of credentialed providers which also includes the Company's nursing unit. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to credentialed providers for service to the patient. The unit provides services to its customers, including the fulfillment of case requirements, case management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within the CareCentrix unit are structured as fee-for-service, whereby a payor is billed on a per usage basis for various services, and at-risk capitation, whereby the payor is billed on the basis of projected usage per member per month, subject to certain limitations.

     The Company's home health care services business also delivers services to its customers through smaller business units that include Rehab Without Walls, a unit providing rehabilitation services for patients with brain or spinal cord injuries or disease, and Gentiva Business Services, a unit providing software, billing, management and consulting services to other home health agencies.

Payors

     In fiscal years 2001, 2000 and 1999, approximately 61 percent, 63 percent and 64 percent, respectively, of the Company's revenues were attributable to commercial pay sources, 21 percent, 21 percent and 20 percent, respectively, of the Company's revenues were attributable to Medicaid reimbursement, state reimbursed programs and other state/county funding programs, and 18 percent, 16 percent and 16 percent, respectively, of the Company's revenues were attributable to Medicare reimbursement. In fiscal years 2001, 2000 and 1999, Cigna Healthcare accounted for approximately 19 percent, 15 percent and 11 percent, respectively, of revenues. The Company has renewed its contract with Cigna Healthcare for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew. No other payor accounts for 10 percent or more of the Company's revenues. The revenues from commercial payors are primarily generated under fee for service contracts which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party. For fiscal years 2000 and 1999, revenues include revenues from health care staffing services business and Canadian operations, both of which were sold in the fourth quarter of fiscal 2000.

Source and Availability of Personnel

     Specialty pharmaceutical services. Employees are generally full-time, salaried personnel and include licensed professionals, such as pharmacists and nurses. Employees are recruited through various means, including advertising in local and national media, job fairs and solicitations on web sites. Currently, the specialty pharmaceutical services industry, as a whole, is experiencing some shortage of pharmacists.

     Home health care services. To maximize the cost effectiveness and productivity of caregivers, the Company utilizes customized systems and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. Caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Caregivers are generally paid on a per visit or per diem basis, or are employed on a full-time salaried basis. The Company also employs caregivers who are paid on an hourly basis for time actually worked. In certain areas of the United States, the Company, along with its competitors, is currently experiencing a shortage of licensed professionals. A continued shortage of professionals could have a material adverse effect on the Company's business.

Trademarks

     The Company has various trademarks registered with the U.S. Patent and Trademark Office, including REHAB WITHOUT WALLS(R), CHRONICARE(R) and A.C.C.E.S.S.(R) or in the process of being registered with the U.S. Patent and Trademark Office, including CARECENTRIX(SM), CARE YOU CAN COUNT ON(SM) and GENTIVA(SM).

Business Environment

     Specialty pharmaceutical services. The specialty pharmaceutical services industry has been and continues to be fueled by significant developments of new drugs and therapies by biotechnology and pharmaceutical manufacturers. Many of these drugs and therapies require specialized storage, distribution and handling by specialty pharmaceutical services companies. In addition, the complexity of these therapies often requires properly trained nurses and pharmacists to administer and monitor the therapies for the patients.

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

     The Company is actively pursuing relationships with managed care organizations. The Company believes that its nationwide office network, financial resources and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health care industry. In addition, the Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals. The Company offers the direct and managed provision of care as a single source, thereby optimizing utilization.

Marketing and Sales

     Specialty pharmaceutical services. The Company has sought to grow its specialty pharmaceutical services through a business development team which is responsible for tracking new biological drugs and negotiating distribution arrangements for those drugs. The Company has also supported its sales efforts of pharmaceuticals with sales representatives who market the Company's services directly to hospitals, physician groups and managed care.

     Home health care services. In general, the Company obtains clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company also maintains an Internet web site (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with case managers for managed health care programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. The Company does not seek reimbursement from government payors for unallowable marketing and sales expenses.

     The Company believes that its success in furnishing caregivers is based, among other factors, on its reputation for quality and local market expertise combined with the resources of an extensive office network. The Company also empowers its branch directors with a high level of responsibility, providing incentives to manage the business effectively at the local level, one of the central ingredients in a business where relationships are vital to success.

Competitive Position

     Specialty pharmaceutical services. The specialty pharmaceutical services business is highly competitive. Companies engaged in this business include national chain pharmacies, mail order pharmacies, hospital-based pharmacies and specialty pharmaceutical distributors. The Company's primary national competitors are Caremark RX, Inc. (CTS), Accredo and Priority Healthcare Corporation. Based on an investment banking research report published in 2000, the Company believes that its specialty pharmaceutical services business currently has approximately an 11% market share in the specialty pharmaceutical services industry. Competition is based on quality of care and service offerings, as well as upon patient and referral source relationships, price and reputation.

     Home health care services. The segments of the home health care industry in which the Company operates are also highly competitive and fragmented. Home health care nursing providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some segments of the home health care market in which the Company operates. The Company's primary competitors for its home health care nursing services business are hospital-based home health agencies, local home health agencies, and visiting nurse associations. Based on a published industry study and a government website, the Company believes it holds the number one market position in home health care nursing as a national provider, which it believes to be currently approximately a 2% to 3% market share. The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its widespread office network and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

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

Number of Persons Employed

     At December 30, 2001, the Company had approximately 4,400 full-time administrative staff, including 1,500 full-time administrative staff employed in the specialty pharmaceutical services business. In addition, the Company had approximately 500 full-time caregivers, including 90 employed in the specialty pharmaceutical services business. The Company also employs caregivers on a temporary basis, as needed, to provide home health care services. In fiscal 2001, the average number of temporary caregivers employed on a weekly basis was approximately 12,000. The Company believes that its relationships with its employees are generally good.

                              ---------------------

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

Item 3. Legal Proceedings.

Litigation

     In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     On November 22, 2000, the jury, in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The parties filed several post-trial motions, and following a March 23, 2001 hearing on the parties' respective post trial motions, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a notice of appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. On October 12, 2001, the Company timely filed its appellate brief with the Court of Appeals. Plaintiff filed its response brief on January 14, 2002, and defendants' reply brief was filed on

February 8, 2002. Oral arguments have not been scheduled yet. The Company intends to defend itself vigorously in this matter.

     On January 2, 2002, Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508, an amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care and overbilling to the government. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. Plaintiff filed a motion to amend complaint on December 27, 2001 and served the complaint that same day. Defendant's answer and counterclaim were filed on February 25, 2002. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.

     On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. This civil action was brought pursuant to the False Claims Act. The original sealed complaint was filed in April 1999 and alleged that Olsten falsely took into income during the conversion of its financial data systems alleged overpayments due to payors. In November 2000, plaintiff filed an amended complaint adding the allegation that Olsten made false representations to the United States government in connection with a settlement agreement entered into in July 1999. The Company acknowledged service of the amended complaint on November 29, 2001 and filed its answer and counterclaim on December 3, 2001. Plaintiff filed his reply to counterclaim, counterclaim against the Company and cross claim against the United States government on January 18, 2002. The Company's answer was filed on February 12, 2002. The Company believes that it was the filing of the original complaint that triggered the December 1999 document subpoena from the Department of Health and Human Services, Office of Inspector General, which is discussed below under "Government Investigations."

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate.

     On June 23, 2000, the Company was served with a complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). On July 21, 2000, the Company was served with an amended complaint in the Tennessee Lawsuit, which named as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services and Olsten Corporation. The amended complaint alleged, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act (RICO), the Tennessee Consumer Protection Act and state common law and sought unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. By an order dated January 21, 2001, the Court ruled on defendants' motion to dismiss and dismissed plaintiffs' RICO and state common law tort claims, but allowed plaintiff's other claims to proceed to discovery. After conducting some discovery on the issues, on October 10, 2001 plaintiff filed a notice of withdrawal of certain allegations and subsequently filed a second amended complaint that dropped all class action allegations and all antitrust claims. On December 6, 2001 the parties stipulated to the dismissal of the action with each party to bear its own costs, and on December 13, 2001, the court entered an order dismissing the suit in its entirety.

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below. In addition, in connection with the sale of the specialty pharmaceutical services business, the Company has agreed to retain and indemnify Accredo for specified liabilities including the litigation described above and the government investigations described below.


Government Investigations

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. The Company provided the Office of Inspector General and other government agencies with requested documents and cooperated fully with this investigation. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, which is discussed above under "Litigation." In connection with the unsealing of the complaint, and as recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this complaint that gave rise to the December 1999 document subpoena, and that following an almost two year investigation into the allegations made in the complaint, the United States decided not to intervene and not to proceed with this action. The Company believes that the government has concluded its investigation into this matter.

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

     In October 1998, in connection with its settlement of a government investigation into the health care practices of Quantum Health Resources (a subsidiary of the Company) for a period prior to 1997, Olsten executed a corporate integrity agreement with the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services, the U.S. Secretary of Defense (for the CHAMPUS/Tricare Program) and the Attorneys General for the States of New York and Oklahoma. The October 1998 corporate integrity agreement applied to the Company's specialty pharmaceutical services business and focused on the training and billing of blood factor products for hemophiliacs and was in effect until December 31, 2001. On February 12, 2002, the Company filed its final report required by the 1998 corporate integrity agreement.

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

Regulations

     The Company's business is subject to extensive federal and state regulations which govern, among other things:

     o Medicare, Medicaid, TRICARE and other government-funded reimbursement programs;

     o reporting requirements, certification and licensing standards for pharmacies and certain home health agencies; and

     o  in some cases, certificate-of-need requirements.

     The Company's compliance with these regulations may affect its participation in Medicare, Medicaid, TRICARE and other federal health care programs. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of health care services. These regulations include, among other things:

     o prohibitions against the offering or making of direct or indirect payments to actual or potential referral sources for obtaining or influencing patient referrals;

     o rules against physicians making referrals under Medicare for clinical services to a home health agency with which the physician has certain types of financial relationships;

     o  laws against the filing of false claims; and

     o laws against making payment or offering items of value to patients to induce their self-referral to the provider.

     As part of the extensive federal and state regulation of the home health care business and under the Company's corporate integrity agreements, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt, or an adjustment to the amounts of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs. Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

     The Balanced Budget Act of 1997 provided for, among other things, a 15 percent reduction in home health interim payment system limits. The implementation of this reduction in the payment caps has been delayed until October 1, 2002. The Center for Medicare and Medicaid Services currently estimates that the reduction in payment caps, if implemented, may reduce payments to home health agencies for services provided under the Medicare program by approximately 7 percent.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Item 4(a).  Executive Officers of the Company.

     The following table sets forth certain information regarding each of the Company's executive officers as of March 25, 2002:


                                    Executive Officer                      Position and Offices with
               Name                       Since                  Age              the Company
---------------------------------  -------------------------   ------      --------------------------

Edward A. Blechschmidt                        1999                49       President, Chief Executive
                                                                           Officer and Chairman of the
                                                                           Board of Directors
John J. Collura                               1999                55       Executive Vice President,
                                                                           Chief Financial Officer and
                                                                           Treasurer
Ronald A. Malone                              2000                47       Executive Vice President
                                                                           and President, Home Health
                                                                           Care Services Division
Robert J. Nixon                               1999                45       Executive Vice President
                                                                           and President, Specialty
                                                                           Pharmaceutical Services
                                                                           Division


                                    Executive Officer                      Position and Offices with
               Name                       Since                  Age              the Company
---------------------------------  -------------------------   ------      --------------------------

Richard C. Christmas                          1999                47       Senior Vice President and
                                                                           Chief Information Officer
E. Rodney Hornbake, M.D.                      2000                51       Senior Vice President and
                                                                           Chief Medical Officer
Patricia C. Ma                                1999                40       Senior Vice President,
                                                                           General Counsel and
                                                                           Secretary
Vernon A. Perry                               1999                50       Senior Vice President -
                                                                           Nursing Services
David C. Silver                               2000                59       Senior Vice President -
                                                                           Human Resources
                                              2001                30       Vice President and Chief
Christopher L. Anderson                                                    Compliance Officer
                                              2001                49       Vice President and
John R. Potapchuk                                                          Controller



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

Patricia C. Ma

     Ms. Ma has served as the Company's senior vice president, general counsel and secretary since November 1999. She joined Olsten in 1994. Since 1998 she served as general counsel and vice president of Olsten Health Services. From 1994 to 1998, Ms. Ma served in various legal positions with Olsten Health Services, including vice president, assistant general counsel, assistant vice president and senior counsel.

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

Christopher L. Anderson

     Mr. Anderson has served as the chief compliance officer and vice president of audit services and quality assurance of the Company since March 2000. He served as chief compliance officer of Olsten from November 1998 to March 2000. From 1996 to 1998, Mr. Anderson was vice president of compliance and government affairs of Housecall Medical Resources, Inc., a home care service company.

John R. Potapchuk

     Mr. Potapchuk has served as vice president of finance and controller of the Company since March 2000. He joined Olsten in 1991 and served in various corporate financial management positions with Olsten Health Services, including vice president and operations controller and vice president of finance. Prior to that, Mr. Potapchuk served in senior management positions for PricewaterhouseCoopers LLP and Deloitte & Touche.

                              ---------------------

     After the sale of the specialty pharmaceutical services business or shortly thereafter, upon election by the Company's board of directors, the following individuals will serve as officers of the Company: Mr. Ronald A. Malone, chief executive officer and chairman of the board of directors; Mr. John R. Potapchuk, chief financial officer, treasurer and secretary; Mr. Vernon A. Perry, Jr., president and chief operating officer; and Mr. Christopher L. Anderson, chief compliance officer. After such sale or shortly thereafter, it is further expected that the following individuals will no longer be employed as officers of the Company: Messrs Edward A. Blechschmidt, John J. Collura, Robert J. Nixon, Richard C. Christmas, E. Rodney Hornbake and David C. Silver and Ms. Patricia C. Ma.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     As of March 16, 2000, the Company's common stock has been quoted on The Nasdaq National Market under the symbol "GTIV". Prior thereto, there was no established public trading market for shares of the Company's common stock.

     The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2000 and 2001:

-------------------------------------------------------------------------------
            2000                          High                           Low
-------------------------------------------------------------------------------
1st Quarter (beginning                $  7.25                          $ 5.25
March 16)
-------------------------------------------------------------------------------
2nd Quarter                             10.00                            6.19
-------------------------------------------------------------------------------
3rd Quarter                             14.00                            7.63
-------------------------------------------------------------------------------
4th Quarter                             14.38                           10.19
-------------------------------------------------------------------------------
            2001                          High                           Low
-------------------------------------------------------------------------------
1st Quarter                            $20.38                          $13.06
-------------------------------------------------------------------------------
2nd Quarter                             23.50                           15.60
-------------------------------------------------------------------------------
3rd Quarter                             20.90                           16.35
-------------------------------------------------------------------------------
4th Quarter                             22.44                           15.66
-------------------------------------------------------------------------------

Holders

     As of March 25, 2002 there were approximately 2,100 holders of record of the Company's common stock (including participants in the Company's employee stock purchase plan, brokerage firms holding the Company's common stock in "street name" and other nominees).

Dividends

     The Company has never paid any cash dividends on its common stock. The Company does not expect to pay any dividends on its common stock for the foreseeable future, except it is currently expected that following the sale of the Company's specialty pharmaceutical services business, the Company will distribute substantially all the proceeds from such sale to its shareholders. Any future payments of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors. In addition, the Company's credit facility also contains restrictions on the Company's ability to declare and pay dividends. See Item 7, PART II.

Item 6. Selected Financial Data.

     The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 30, 2001. The data has been derived from the Company's audited consolidated financial statements. The historical consolidated financial information presents the Company's results of operations and financial position as if the Company was a separate entity from Olsten for all years presented. The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during the years presented.


                                                                                 Fiscal Year Ended
                                      --------------------------------------------------------------------------------------------
                                           2001                2000                1999              1998              1997
                                      ---------------      --------------      -------------      -------------     --------------
                                                                                                   (53 weeks)
Statement of Operations Data                                        (In thousands except per share amount)
----------------------------          ---------------------------------------------------------------------------------------------
Net revenues                           $1,377,687           $1,506,644          $1,489,822         $1,330,303        $1,433,854

Gross profit                              459,079              485,000             505,426            421,407           520,586

Selling, general and administrative
expenses                                  436,065              615,198             509,658            552,528           460,254

Net income (loss)                          20,988(1)          (104,200)(2)         (15,086)(3)       (101,465)(4)        26,847

Net income (loss) per share (5)
     Basic                                   0.91                (5.05)              (0.74)             (4.99)             1.32

     Diluted                                 0.85                (5.05)              (0.74)             (4.99)             1.32

Average shares outstanding (5)

     Basic                                 23,186               20,637              20,345             20,345            20,345

     Diluted                               25,869               20,637              20,345             20,345            20,345


Balance Sheet Data (at end of year)
-----------------------------------
Cash and cash equivalents              $   71,999           $      452          $    2,942         $      799        $        -

Restricted cash                            35,164                    -                   -                  -                 -

Working capital                           401,201              348,684             438,536            367,915           346,135

Total assets                              838,334              805,484           1,063,105            945,738           783,478

Long-term debt and other securities             -               20,000                   -             86,250            86,250

Tangible net worth (6)                    401,166              335,447             454,994            305,743           295,707

Shareholders' equity                      621,707              566,149             705,291            561,859           530,270





     (1) Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al and the State of

          Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. See Note 4 to the Company's Consolidated Financial Statements.

     (2) Net loss for fiscal 2000 reflects restructuring and other special charges aggregating $153.2 million, of which $14.9 million is recorded in cost of services sold and $138.3 million is included in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements. Net loss for fiscal 2000 also reflects a gain of $36.7 million relating to the sale of the Company's staffing services business and Canadian operations. See Note 3 to the Company's Consolidated Financial Statements.

     (3) Net loss for fiscal 1999 reflects a restructuring pre-tax charge of $15.2 million for the realignment of business units as part of a new restructuring plan. This charge is included in selling, general and administrative expenses. See Note 4 to the Company's Consolidated Financial Statements.

     (4) Net loss in fiscal 1998 reflects restructuring and other special pre-tax charges totaling approximately $122 million. These charges resulted from $66 million related to the restructuring of the Company's businesses and a special charge of $56 million for the settlement of two federal investigations. These provisions include a reduction in revenues of $14 million, a charge to cost of sales of $15 million and $93 million in selling, general and administrative expenses.

     (5) Basic and diluted earnings per share and the average shares outstanding for each of the fiscal years 1997, 1998 and 1999 have been computed based on 20,345,029 shares of common stock. Such amount is based on the number of shares of the Company's common stock issued on March 15, 2000, the date of the split-off. See Note 2 to the Company's Consolidated Financial Statements.

     (6) Tangible net worth represents the amount of shareholders' equity reduced by intangibles, principally goodwill, net of accumulated amortization.





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial position. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

Significant Developments

     On January 2, 2002, the Company entered into a definitive agreement with Accredo Health, Incorporated ("Accredo") to sell the assets and business of the Company's Specialty Pharmaceutical Services business, including certain corporate assets and operations, for $415 million, subject to adjustment, to be paid half in cash and half in shares of Accredo common stock provided that the average closing price per share of Accredo common stock on the NASDAQ National Market for the twenty trading days ending on the second trading day prior to the closing of the acquisition is between $31 and $41 per share. If the average closing price is outside of these limits, the number of Accredo shares to be issued will be fixed at the outside levels, and the value of the stock consideration will fluctuate, increasing if the average closing price is above $41 and decreasing if the average closing price is below $31. The purchase price of $415 million is also subject to adjustment for changes in the net book value of the Specialty Pharmaceutical Services business as of the closing date of the acquisition, to the extent that such net book value is outside of the range between $247.5 million and $252.5 million. (At December 30, 2001, the net book value of the Specialty Pharmaceutical Services business was within such range.)

     The Company intends to distribute substantially all of the consideration it receives in connection with the sale of the Specialty Pharmaceutical Services business to its shareholders following the closing of the transaction. Management expects that the disposition will be consummated during the second quarter of 2002 and that a gain will be recorded on the disposition.

     The Specialty Pharmaceutical Services business will be treated as a discontinued operation following the date on which shareholders approve the transaction. Subsequent to the closing date of the transaction, the Company intends to operate in the Home Health Services business.


Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

General

     The comparability of the Company's results of operations between fiscal year 2001 and fiscal year 2000 was impacted by several items which are briefly described below.

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

     o During fiscal year 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 9. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     o During the fiscal year 2000, the Company recorded restructuring and special charges aggregating $153.2 million. Of this amount, charges of $138.3 million were reflected in selling, general and administrative expenses. These charges included (i) an incremental provision for doubtful accounts of $112.0 million, (ii) a $7.2 million charge to reflect estimated settlement costs in excess of insurance coverage related to class action securities and derivative lawsuits assumed by the Company from Olsten Corporation under an indemnification provision in connection with the Split-off and government inquiries in New Mexico and North Carolina, (iii) a $5.7 million charge in connection with the implementation of and transition to the PPS system for Medicare reimbursement and (iv) restructuring charges of $5.5 million relating to the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions.

          In addition, special charges of $3.8 million for the fiscal year 2000 were incurred in connection with the change of the Company's name to Gentiva Health Services, Inc. These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

          Furthermore, charges of $4.1 million were incurred in the fiscal year 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly-owned entity. These special charges included change of control and compensation and benefit payments of $3.6 million made to certain former employees of the Company and Olsten and a current executive officer of the Company, and transition costs of $0.5 million relating to registration costs, professional fees and other items.

          During fiscal year 2000, an adjustment of $6.4 million was recorded in cost of services sold for changes in cost estimates arising from the systems conversion and physical inventory procedures which were performed during the third quarter of fiscal 2000. The Company also recorded a charge to cost of sales of $8.5 million in fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts. Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claim experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

     o Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Medicare fiscal intermediary and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 18 percent in fiscal 2001 and 16 percent in 2000.

     o During the fourth quarter of fiscal 2000, the Company sold its health care staffing services business and its Canadian operations. For the fiscal year ended December 31, 2000, the Company recorded revenues of $145 million, gross profit of $37 million and selling, general and administrative expenses of $27 million relating to the businesses that were sold.

Results of Operations

     Revenues

     After adjusting for the Staffing and Canadian operations which were sold during the fourth quarter of fiscal 2000, net revenues increased by $16 million or 1.2 percent to $1.38 billion during fiscal 2001 as compared to fiscal 2000 primarily due to a $40 million or 5.7 percent increase in Specialty Pharmaceutical Services revenue, of which $17 million related to an increase in intersegment revenues which was provided to the Home Health Services segment by the Specialty Pharmaceutical Services segment that was eliminated in consolidation, offset somewhat by a $7 million or 1.0 percent decline in Home Health Services revenue. Overall, net revenues in fiscal 2001 decreased by $129 million or 8.6 percent as compared to fiscal 2000, of which $145 million related to fiscal 2000 revenues for the aforementioned sold operations.

     During fiscal 2001, the Company experienced unit volume increases in several core chronic therapies in the Specialty Pharmaceutical Services segment. These therapies included (i) Flolan, an intravenous therapy used in the treatment of pulmonary arterial hypertension, which increased by 8.0 percent,
(ii) intravenous immune globulin (IVIG), used in the treatment of primary immune deficiency and other diagnoses, which increased by 20.4 percent and (iii) growth hormone, used in the treatment of growth hormone disorder, which increased by
13.6 percent. Revenue growth was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia. In addition, revenue relating to acute infusion products decreased
2.5 percent due to management's decision to terminate certain contracts in an effort to improve revenue quality and cash flow. Due to significant purchases by wholesale customers early in 2001, revenue relating to Oxandrin, an oral pharmaceutical for involuntary weight loss, increased 17.5 percent during fiscal 2001 as compared to fiscal 2000.

     The decline in Home Health Services revenue during fiscal 2001 was attributable primarily to lower volume resulting from transitional issues associated with the implementation of the PPS for Medicare reimbursement and the impact of the closing of certain home care nursing branches during the fourth quarter of fiscal 2000.

     Gross Profit

     Gross profit margins as a percentage of net revenues increased from 32.2 percent in the fiscal 2000 to 33.3 percent in fiscal 2001. Of the total increase in margins, 1.0 percent can be attributed to the special charges associated with the inventory adjustment of $6.4 million and a $8.5 million charge to reflect an increase in estimated liabilities to service providers under certain managed care contracts which was recorded during fiscal 2000. The remaining increase in margins was primarily attributable to productivity enhancements resulting from a change in clinical protocols and rate increase in Home Health Services (which increased total Company margins by 0.4 percent) as well as the absence of lower margin Staffing and Canadian operations which were sold in late 2000 (which increased total Company margins by 0.8 percent) offset by a change in business mix reflecting growth in the lower margin Specialty Pharmaceutical Services products and higher costs attributable to certain biological and pharmaceutical products due to product shortages (which decreased total Company margins by 1.1 percent).

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $436 million during fiscal 2001 as compared to $615 million during fiscal 2000 due to (i) special charges of $138 million which were recorded in the fiscal 2000 period,
(ii) the reduction of $27 million in costs associated with the sale of the Staffing and Canadian operations, (iii) efficiency improvement efforts in Home Health Services branch operations, certain Specialty Pharmaceutical Services administrative functions and corporate administrative support departments, and
(iv) the closing of certain home care nursing branches during the fourth quarter of fiscal 2000.

     Excluding the effects of the businesses that were sold and the special charges recorded in the periods as described above, selling, general and administrative expenses as a percentage of net revenues were 31.4 percent and
33.0 percent for fiscal 2001 and 2000, respectively.

Interest Expense, Net

     Net interest expense was approximately $0.2 million and $9.9 million in fiscal 2001 and 2000, respectively. Net interest expense for fiscal 2001 represented primarily fees relating to the revolving credit facility and outstanding letters of credit and, for the first half of fiscal 2001, the 10 percent convertible preferred trust securities offset by interest income of approximately $2.8 million. During the fiscal year ended December 31, 2000, net interest expense also included interest on the outstanding 4 3/4 percent convertible subordinated debentures which matured and were retired in October 2000, net intercompany borrowings with Olsten up to the Split-off date and interest on borrowings under the credit facility subsequent to the Split-off date.

     Income Taxes

     Income tax expense for the fiscal 2001 period consisted primarily of taxes relating to certain state jurisdictions. The Company had estimated net operating loss carry forwards (NOLs) of approximately $89.7 million as of December 30, 2001. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The Company expects its effective tax rate to be less than 10 percent until such time as the NOLs are utilized.

     Net Income (Loss)

     The Company recorded net income of $21.0 million or $0.85 per diluted share in fiscal 2001 compared with a net loss of $104.2 million or $(5.05) per diluted share in fiscal 2000.

Year Ended December 31, 2000 Compared to Year Ended January 2, 2000

Results of Operations

Revenues

     During fiscal 2000, net revenues increased by $17 million or 1.1 percent to $1.507 billion as compared to net revenues of $1.490 billion during fiscal 1999. Net revenue growth can be attributed to an increase of $35 million or 5.1 percent in Specialty Pharmaceutical Services revenue, of which $20 million related to an increase in intersegment revenues which were provided to the Home Health Services segment by the Specialty Pharmaceutical Services segment that was eliminated in consolidation, and a $9 million or 1.3 percent increase in Home Health Services revenue offset by a $7 million decrease in revenues for the Staffing and Canadian operations which were sold during the fourth quarter of fiscal 2000.

     In the Specialty Pharmaceutical Services business, revenue growth for fiscal 2000 was attributable to volume increases in the pulmonary hypertension therapy Flolan(R) which increased by 23.5 percent and the nutrition support therapies such as Total Parental Nutrition (TPN), which increased by 40.9 percent. The revenue growth in these therapies, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, and the Bayer Corporation's decision in 1999 to begin directly distributing Prolastin(R), an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antirypsin Deficiency. In 1999, Prolaston revenue approximated $19 million.

     The increase in Home Health Services revenue related to growth in volume with managed care customers offset by a decline in nursing revenues due to the transition to the new Medicare reimbursement system which became effective on October 1, 2000 as well as the continued shortage of nursing and other caregiver personnel in certain parts of the country and the impact of the closing of certain home care nursing branches during fiscal 2000 and 1999.

     Prior to the sale of the Staffing and Canadian operations in the fourth quarter of fiscal 2000, revenue growth for fiscal 2000 reflected volume and rate increases due to strong market demand created by industry growth and a shortage of full time employees in the institutional, occupational and alternate site health care organizations serviced by the Staffing Services business.

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

     Restructuring and Other Special Charges

     During fiscal 2000 and 1999, the Company recorded restructuring and other special charges aggregating $153.2 million and $15.2 million, respectively.

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

     Bad Debt/Receivables Write-Off

     During fiscal 2000 Gentiva launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management, (ii) development of numerous enhancements to the billing and collections systems, and (iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable. These initiatives are further described herein.

     The Specialty Pharmaceutical Services division implemented a new billing and collection system in the fourth quarter of 1999. Difficulties were encountered in the functionality of the billing system from the date of implementation through the second quarter of 2000 that resulted in an inability to effectively bill new accounts and obtain appropriate documentation and support the follow-up of outstanding accounts. As such, management made a decision to shift efforts from outstanding account follow-up and collections to billing of new accounts.

     In May 2000, Gentiva hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection process. During the third quarter of 2000, as a result of the work performed by the consultant, a significant number of receivable accounts previously thought to be collectible were identified as uncollectible. In addition, the collection results of the consultants were significantly lower than previously estimated.

     In addition, during the third quarter of 2000, the system implementation difficulties were resolved and a significant number of billing and collection system enhancements were made which provided management new information as to the collectibility of receivables that was previously unavailable. As a result of the consultants efforts and new information, management redefined its reserve strategy and redirected its efforts to new receivable balances that resulted in the additional required provision for doubtful accounts.

     In connection with these activities, Gentiva recorded an incremental provision for doubtful accounts of $112.0 million relating to all government and commercial payors, of which $90.0 million related to Specialty Pharmaceutical Services business and $22.0 million related to the Home Health Services business. This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     PPS Implementation Costs

     The Company recorded charges of $5.7 million in connection with the implementation of and transition to the PPS system for Medicare reimbursement. Such charges included costs relating to the development of care protocols, training of field personnel and changes in estimates of settlement amounts.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits, the obligation for which was assumed by the Company from Olsten under an indemnification provision in connection with the Split-off, as well as estimated settlement costs related to government inquiries in New Mexico and North Carolina (See Note 9 to the consolidated financial statements).

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

Gain on Sales of Businesses

     During the fourth quarter of fiscal 2000, the Company recorded a gain of $36.7 million on the sale of its health care staffing services business and its Canadian operations. In connection with the sale of the health care staffing services business, the Company received cash proceeds of $66.5 million. These proceeds are subject to adjustment (upward or downward) in accordance with the terms of the purchase and sale agreement related to final closing balance sheet items. The Company recorded a gain of approximately $44.4 million on the sale.

     As a result of the sale of its home care nursing services operations in Canada, the Company received approximately $1.5 million in cash proceeds, including settlements of the final closing balance sheet, and a minority interest in the acquiror. The Company recorded a charge of approximately $5.2 million as a result of the impairment of goodwill. In addition, cumulative translation losses of approximately $2.5 million were reversed from the accumulated other comprehensive loss component of stockholders' equity and were reflected as a loss. No other gain or loss was recorded on the sale.

Interest Expense, Net

     Interest expense, net was $10 million in fiscal 2000 and $17 million in fiscal 1999. Interest expense, net represented primarily interest on the outstanding 4 3/4 percent convertible subordinated debentures during fiscal 1999 and the period from January 3, 2000 to October 1, 2000 (the debentures' maturity date), net intercompany borrowings with Olsten for fiscal 1999 and the period from January 3, 2000 to March 15, 2000 (the Split-off date) and, subsequent to March 15, 2000, borrowings and fees relating to the revolving credit facility and the mandatorily redeemable securities.

     Interest expense, net includes interest income of $0.8 million in fiscal 2000 and $0.3 million in fiscal 1999.

Income Taxes

     Income tax expense for fiscal 2000 consisted of taxes relating to certain state jurisdictions. The Company has estimated net operating loss carry forwards
(NOLs) of approximately $76 million as of December 31, 2000. Because of the uncertainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance of approximately $57 million for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The valuation allowance had the effect of reducing the Company's effective tax rate for fiscal 2000. The Company expects its effective tax rate to be below 10 percent until such time as the NOLs are utilized.

Net Income (Loss)

     The Company recorded a net loss of $104.2 million or $(5.05) per diluted share in fiscal 2000 compared with a net loss of $15.1 million or $(0.74) per diluted share in fiscal 1999.



Liquidity and Capital Resources

     Working capital at December 30, 2001, was $401 million, an increase of $52 million as compared to $349 million at December 31, 2000. Net receivables decreased by $51 million during fiscal 2001 as a result of improved cash collections driven by enhancements in the billing system for Specialty Pharmaceutical Services and process and technology changes in Home Health Services billing and collection units as well as increases in billing through electronic data interchange. Days Sales Outstanding ("DSO") was 111 days at December 31, 2000, after adjusting for the sale of the Company's staffing services business and Canadian operations. DSO was 94 days at December 30, 2001 as a result of improved cash collections in the Specialty Pharmaceutical Services business, which has a DSO of 113 days, and the Home Health Services business, which had a DSO of 68 days. Of the total improvement of 17 days in fiscal 2001, a reduction in DSO of 8 days occurred in the fourth quarter.

     Cash and cash equivalents, including restricted cash, increased by approximately $107 million as of December 30, 2001 as compared to December 31, 2000 as a result of (i) cash flow from operations, net of a decrease in book overdrafts which were included in accounts payable at December 31, 2000, of approximately $82 million, (ii) Medicare advances, net of payments for estimated settlements, of approximately $21 million, and (iii) proceeds from the exercise of stock options of approximately $14 million, offset somewhat by capital expenditures of approximately $10 million. In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the IPS to the PPS for Medicare reimbursement. Such advances, which were reflected in accrued expenses in the accompanying consolidated balance sheet as of December 30, 2001, are expected to be repaid during the second quarter of fiscal 2002.

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

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidation, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. Certain of these covenants would be violated if the Company does not negotiate a new credit facility or receive a consent from its lenders in connection with the sale of the Specialty Pharmaceutical Services business. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. As of December 30, 2001, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $124 million.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elected to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment (including interest) in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 9. A supersedeas bond in the amount of $35 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account and is reported as restricted cash in the consolidated balance sheet as of December 30, 2001.

     As described in Note 9 to the Company's Consolidated Financial Statements, the Company has pending litigation and a government investigation. At this time, the Company is unable to assess the probable outcome of some of these matters and an unfavorable resolution of any of these matters could have a material adverse affect on the Company. In particular, in connection with the Fredrickson case, if a final non-appealable order is rendered against the Company consistent with the lower court's ruling, the Company could be required to pay a full $35 million judgment plus additional accrued interest. Any resolution of this matter (by settlement or final non-appealable court order) could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

     As a result of the pending sale of the Specialty Pharmaceutical Services business, the Company is currently in discussions with its existing administrative agent for an underwriting of a new credit facility which would provide for borrowing capacity of up to $65 million and a new four-year term as well as rates, conditions and covenants similar to its existing facility. Although the execution of a new revolving credit agreement cannot be assured, the Company expects the new credit facility to be established at or prior to the consummation date of the sale of the Specialty Pharmaceutical Services business. The terms of the existing credit facility would require that the Company obtain a consent from its lenders prior to the closing of the sale of the Specialty Pharmaceutical Services business.

     Although the Company had cash and cash equivalents, including approximately $35 million of restricted cash, of approximately $107 million at December 30, 2001, approximately $21 million represented cash advances from the Medicare program which are expected to be repaid by the Company during 2002, approximately $14 million is expected to be paid upon the closing of the sale of the Specialty Pharmaceutical Services business as transaction costs

(including advisor fees and payments under change in control agreements and severance arrangements), approximately $9 million may be required to cover a portion of the corporate taxes resulting from the receipt of consideration from the sale of the Specialty Pharmaceutical Services business and up to $20 million is intended to be used in connection with a cash tender offer for all of the Company's stock options which will commence prior to the closing of the sale of the Specialty Pharmaceutical Services business. After considering the aforementioned cash outflows and anticipated cash flow from operations and cash proceeds from the exercise of stock options that could be generated through the closing date, the Company expects to have a balance of cash and cash equivalents, including restricted cash in excess of $60 million following the distribution to stockholders of the consideration to be received from Accredo Health, Incorporated upon the sale of the Specialty Pharmaceutical Services business.

     Management believes cash flows from operations, existing cash and cash equivalent balances, borrowings available under the credit facility and other financing options will be adequate to support the Company's operating requirements both before and after the disposition of the Specialty Pharmaceutical Services business. The Company would not have been profitable in fiscal 2001 if results of operations for the Specialty Pharmaceutical Services business were excluded and prior to any reduction in corporate and other administrative expenses. The Company is currently evaluating alternative realignment and consolidation initiatives in an effort to achieve cost savings and profitability following the sale of the Specialty Pharmaceutical Services business. However, there can be no assurance that such cost savings and profitability will be achieved.

     The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. These capital expenditures are not expected to exceed $10 million in fiscal 2002. If cash flows from operations or availability under the existing or new credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Contractual Obligations and Commercial Commitments

     At December 30, 2001, the Company had no long-term debt and no significant capital lease obligations. Future minimum rental commitments, net of sublease rentals, for all non-cancelable operating leases having an initial or remaining term in excess of one year at December 30, 2001, segregated by year, are $21.8 million in fiscal 2002, $16.7 million in fiscal 2003, $12.4 million in fiscal 2004, $7.3 million in fiscal 2005, $2.4 million in fiscal 2006 and $0.3 million thereafter.

     The Company had total letters of credit of approximately $25.7 million outstanding under its credit facility at December 30, 2001. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. In March 2002, approximately $24.3 million of the outstanding letters of credit expired and were renewed for an additional one year term.

     The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Impact of Recent Accounting Pronouncements

     Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their estimated useful lives. At December 30, 2001, the Company had net intangible assets, principally goodwill, of $220.5 million, of which approximately $217.3 million related to the Home Health Services business.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal year 2002. Management does not expect that the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets. The Company expects that in fiscal 2002 it will no longer record approximately $10 million of amortization relating to existing goodwill.

     The Company will also perform required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of fiscal year 2002. The Company believes that adoption of the SFAS 142 will result in a writedown for goodwill impairment which could have a material impact on the net income and financial position of the Company's Home Health Services business in the period in which the new accounting principle is adopted; however, implementation of the new SFAS 142 is not expected to have any impact on cash flow from operations. Due to the assumptions and variables involved in determining value of the Company's stock associated with the Home Health Services business, the Company has not yet determined the amount of the goodwill writedown.

     Accounting for Impairment and Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by a sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (fiscal 2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

Impact of Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company relate to revenue recognition, the collectibility of accounts receivable, the cost of claims incurred but not reported, obligations under workers compensation and professional liability insurance programs and Medicare settlement and investigation issues.

A description of the accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Revenue Recognition

Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Under full risk capitated arrangements with managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided. Under the Prospective Payment System for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the estimated period in which services are provided and revenue is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same sixty day episodic period.

Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payer and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments, particularly in the Specialty Pharmaceutical Services business, are based on significant assumptions and judgments which are determined by Company management based on historical trends.

The process for recognizing revenue under capitated contracts and the majority of fee-for-service arrangements is generally straight-forward. The process for estimating revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard sixty day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode.

Collectibility of Accounts Receivable

The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably those related to obtaining the correct information to bill effectively for the services that are provided. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing functions.

Cost of Claims Incurred But Not Reported

Under full risk capitated arrangements with managed care customers, the Company estimates the cost of claims incurred but not reported based on applying actuarial assumptions, historical patterns of utilization to authorized levels of service, current enrollment statistics and other information. In addition, under fee-for-service arrangements with certain managed care customers, the Company also estimates the cost of claims incurred but not reported and the estimated revenue relating thereto in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider.

The estimate of cost of claims incurred but not reported involves significant assumptions and judgments which relate to and may vary depending on the services authorized at each of our care management centers, historical patterns of service utilization and payment trends. These assumptions and judgments are evaluated on a quarterly basis and changes in estimated liabilities for costs incurred but not reported are determined based on such evaluation.

Obligations Under Workers Compensation and Professional Liability Insurance Programs

The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk but is substantially self-insured for most of these claims. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, are estimated based on historical data, industry statistics, current enrollment statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting there from are reflected in earnings currently.

The Company maintains insurance coverage which caps its exposure on individual claims. The Company is responsible for the cost of individual workers compensation claims up to $500,000 per incident and individual professional liability claims up to $500,000 per incident through March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the deductible amount. The Company believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves.

Settlement Issues and Government Investigations

Prior to October 1, 2000 reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through Balanced Budget Act of 1997. These costs are reported in annual cost reports, which are filed with the Center for Medicare and Medicaid Services (CMS), are subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers. Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audit by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

The Company has filed appeals with the Provider Reimbursement Review Board for the years 1997, 1998 and 1999 concerning audit adjustments made by its Medicare fiscal intermediary. These audit adjustments relate to the methodology used by the Company in allocating a portion of its residual overhead cost on the Medicare cost reports. The Company believes its methodology used to allocate such overhead cost was accurate and consistent with past practice accepted by the fiscal intermediary; however, the Company has recorded the impact of the audit adjustments in its consolidated financial statements and has not recorded any anticipated recovery from the appeals. The Company is unable to predict the outcome of these appeals.

In addition, as discussed in Note 9 to the Consolidated Financial Statements, the Company is subject to a government investigation and has provided the Office of Inspector General and other government agencies with requested documents and has cooperated fully with the investigation. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this investigation; however, an unfavorable resolution of this matter could have a negative impact on the Company's results of operations and cash flows in the period in which the investigation is concluded.


Forward Looking Information

     Certain of the matters discussed in this Annual Report on Form 10-K should be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to various risk factors and uncertainties.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's exposure to the market risk for changes in the interest rates related to the fair value of its fixed rate Quantum debentures until their repayment in October 2000. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at December 30, 2001.

Item 8. Financial Statements and Supplementary Data.

     The following financial statements and financial schedule of the Company are included in this report:

                                                           Page(s) in this
                                                                Report
Report of Independent Accountants                                F-2
Consolidated Balance Sheets as of December 30, 2001 and
  December 31, 2000                                              F-3
Consolidated Statements of Operations for the three years
  ended December 30, 2001                                        F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 30, 2001                    F-5
Consolidated Statements of Cash Flows for the three years
  ended December 30, 2001                                        F-6
Notes to Consolidated Financial Statements                       F-7
Schedule II - Valuation and Qualifying Accounts for the          F-37
       three years ended December 30, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no such changes or disagreements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following information, as reported to the Company, is shown below for each director: name, age and principal occupation; period during which he or she has served as a director; position, if any, with the Company; certain business experience; other directorships held; and the committees of the Board of Directors on which the director serves.


Class I - Directors with Terms Expiring in 2004

Victor F. Ganzi....................          Mr. Ganzi has served as a director
                                             of the Company and Chairman of the
                                             Audit Committee of the Board since
                                             November 1999. He served as a
                                             director of Olsten Corporation from
                                             1998 until March 2000. He has been
                                             executive vice president of The
                                             Hearst Corporation, a diversified
                                             communications company with
                                             interests in magazine, newspaper
                                             and business publishing and
                                             television and radio stations,
                                             since March 1997, and its chief
                                             operating officer since March 1998.
                                             From 1992 to 1997, at various
                                             times, Mr. Ganzi served as Hearst's
                                             senior vice president, chief
                                             financial officer, and chief legal
                                             officer. From March 1995 until
                                             October 1999 he was group head of
                                             Hearst's Books/Business Publishing
                                             Group. He is a director of
                                             Hearst-Argyle Television, Inc. Mr.
                                             Ganzi is 55 years old.

Josh S. Weston.....................          Mr. Weston has served as a director
                                             of the Company and Chairman of the
                                             Human Resources and Compensation
                                             Committee of the Board since
                                             November 1999. He served as a
                                             director of Olsten Corporation from
                                             1995 until March 2000. Since May
                                             1998, he has been honorary chairman
                                             of Automatic Data Processing, Inc.,
                                             a provider of computerized
                                             transaction processing, data
                                             communication and information
                                             services. He was chairman of
                                             Automatic Data Processing, Inc.
                                             from 1982 to April 1998 and was
                                             chief executive officer of
                                             Automatic Data Processing, Inc.
                                             from 1982 to August 1996. He is a
                                             director of Aegis Communications,
                                             Inc., Automatic Data Processing,
                                             Inc., Exult Inc., J. Crew Inc. and
                                             Russ Berrie Corp. and a trustee of
                                             Atlantic

                                             Health Systems, Inc. Mr. Weston is
                                             73 years old.

Gail Wilensky......................          Dr. Wilensky has served as a
                                             director of the Company and a
                                             member of the Audit Committee of
                                             the Board since March 2000. She is
                                             currently the John M. Olin Senior
                                             Fellow at Project HOPE, an
                                             international health foundation,
                                             and Co-Chair of the President's
                                             Task Force To Improve Healthcare
                                             Delivery For Our Nation's Veterans.
                                             From 1997 - 2001, she chaired the
                                             Medicare Payment Advisory
                                             Commission. She served as deputy
                                             assistant to President George H.
                                             Bush for policy development from
                                             March 1992 to January 1993 and as
                                             administrator of the Health Care
                                             Financing Administration from
                                             January 1990 to March 1992. She is
                                             an elected member of the Institute
                                             of Medicine and serves as a trustee
                                             of the Combined Benefits Fund of
                                             the United Mineworkers of America
                                             and the Research Triangle
                                             Institute. She is an advisor to the
                                             Robert Wood Johnson Foundation and
                                             The Commonwealth Fund. She is a
                                             director of Advanced Tissue
                                             Sciences, ManorCare, Quest
                                             Diagnostics, Syncor International
                                             and United HealthCare. Dr. Wilensky
                                             is 58 years old.


Class II - Directors with Terms Expiring in 2002

Edward A. Blechschmidt.............          Mr. Blechschmidt has served as
                                             president, chief executive officer
                                             and chairman of the board of
                                             directors of the Company since
                                             November 1999. He served as the
                                             chief executive officer and a
                                             director of Olsten Corporation from
                                             February 1999 until March 2000. He
                                             was also the president of Olsten
                                             Corporation from October 1998 until
                                             March 2000 and served as the chief
                                             operating officer of Olsten
                                             Corporation from October 1998 to
                                             February 1999. From August 1996 to
                                             October 1998 he was president and
                                             chief executive officer of Siemens
                                             Nixdorf Americas, an information
                                             technology company. From January
                                             1996 to July 1996 he was senior
                                             vice president and chief financial
                                             officer of Unisys Corporation, a
                                             provider of information technology
                                             and consulting services. Mr.
                                             Blechschmidt is 49 years old.

Steven E. Grabowski................          Mr. Grabowski has served as a
                                             director of the Company since
                                             November 1999. He is currently a
                                             Vice President in the Private
                                             Client Group of UBS Paine Webber, a
                                             member of the New York Stock
                                             Exchange, where he has worked since
                                             1991. He is the brother-in-law of
                                             Mr. Stuart

                                             Olsten, a director of the Company.
                                             Mr. Grabowski is 47 years old.

Raymond S. Troubh..................          Mr. Troubh has served as a director
                                             of the Company and a member of the
                                             Human Resources and Compensation
                                             Committee of the Board since
                                             November 1999 and as a member of
                                             the Audit Committee of the Board
                                             since May 2000. He served as a
                                             director of Olsten Corporation from
                                             1993 until March 2000. He has been
                                             a financial consultant for more
                                             than five years. He is a director
                                             of ARIAD Pharmaceuticals, Inc.,
                                             Diamond Offshore Drilling Inc.,
                                             Enron Corp., General American
                                             Investors Company, Health Net,
                                             Inc., Hercules Incorporated,
                                             Starwood Hotels and Resorts, Triarc
                                             Companies and WHX Corporation. Mr.
                                             Troubh became a director of Enron
                                             Corp. in November 2001. He is also
                                             a Trustee of Petrie Stores
                                             Liquidating Trust. Mr. Troubh is 75
                                             years old.

Class III - Directors with Terms Expiring in 2003

Stuart R. Levine...................          Mr. Levine has served as a director
                                             of the Company and a member of the
                                             Human Resources and Compensation
                                             Committee of the Board since
                                             November 1999. He served as a
                                             director of Olsten Corporation from
                                             1995 until March 2000. Since June
                                             1996 he has served as the chairman
                                             and chief executive officer of
                                             Stuart Levine and Associates LLC,
                                             an international consulting and
                                             training company. From September
                                             1992 to June 1996 he was chief
                                             executive officer of Dale Carnegie
                                             & Associates, Inc. He is the author
                                             of the best seller, The Leader in
                                             You. Mr. Levine currently serves as
                                             a trustee of North Shore - LIJ
                                             Health System, and for 15 years,
                                             until 1995, he served as a vice
                                             chairman of North Shore Hospital.
                                             Mr. Levine is 54 years old.

Stuart Olsten......................          Mr. Olsten has served as a director
                                             of the Company since November 1999.
                                             He served as a director of Olsten
                                             Corporation from 1986 until March
                                             2000. From February 1999 until
                                             March 2000 he was the chairman of
                                             the board of directors of Olsten
                                             Corporation. He was vice chairman
                                             of Olsten Corporation from August
                                             1994 to February 1999 and was
                                             president of Olsten Corporation
                                             from April 1990 to February 1999.
                                             Since April 2001, he has been
                                             chairman of Olsten Venture
                                             Partners, which acquires and
                                             manages companies in the food
                                             service industry. He is a director
                                             of Adecco SA. He is the
                                             brother-in-law of Mr. Steven
                                             Grabowski, a director of the
                                             Company. Mr. Olsten is 49 years
                                             old.

     For information about the Company's executive officers, see Item 4(a) "Executive Officers of the Company" included in PART I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's directors and officers and persons who beneficially own more than ten percent of its outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company and to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of reports furnished to the Company and upon representations made, the Company believes that during the fiscal year ended December 30, 2001, all persons subject to the Section 16(a) filing requirements filed the required reports on a timely basis, except that Steven E. Grabowski, a director of the Company, filed two late reports, one in December 2001 covering a transaction in September 2001 and the other in January 2002 covering a transaction in August 2001.

Item 11. Executive Compensation.

     The Company began operating as an independent publicly traded company following its Split-Off from Olsten on March 15, 2000. The information shown below reflects the annual and long-term compensation, from all sources, of the chief executive officer of the Company and the other four most highly compensated executive officers of the Company at December 30, 2001 (the "Named Officers") for services rendered in all capacities to the Company and its subsidiaries during fiscal 2001 and 2000.


                           Summary Compensation Table


                                                                                Long Term
                                                                               Compensation
                                                                               ------------
                                                 Annual Compensation              Awards
                                           ----------------------------------     ------
                                                                  Other Annual   Securities     All Other
                                                                  Compensation   Underlying   Compensation
Name and Principal Position     Year (1)  Salary($)  Bonus ($)       ($) (2)     Options(#)      ($) (3)
---------------------------     -------   ---------  ---------      --------     ---------    ----------
Edward A. Blechschmidt .........   2001   $600,000   $700,000       $7,707       60,000       $  906,445
   President,                      2000    458,654    650,000        7,777       90,000        3,758,078
   Chief Executive Officer  and
   Chairman of the Board (4)
John J. Collura ................   2001    340,000    200,000        6,015       40,000           70,531
    Executive Vice President,      2000    330,791    140,000        4,693       65,000           86,447
    Chief Financial Officer
    and Treasurer
Robert J. Nixon ................   2001    380,000    165,000        4,115       40,000           37,679
    Executive Vice President       2000    379,038    150,000        2,973       65,000           30,469
Ronald A. Malone ...............   2001    375,000    180,000        3,099       40,000           38,551
    Executive Vice President (5)   2000    284,519    200,000        3,162       65,000           26,919
E. Rodney Hornbake .............   2001    275,000     60,000        1,433       15,000           11,472
    Senior Vice President and      2000    273,791     65,000        1,461       20,000           14,155
    Chief Medical Officer


---------------

(1)  Gentiva was not a reporting company prior to March 15, 2000.

(2)  Gross-up of taxable portion of fringe benefit.

(3) Represents profit sharing and matching contributions by Gentiva for the Named Officers pursuant to Gentiva's Nonqualified Retirement and Savings Plan for fiscal 2001 and for the period March 15, 2000 through December 31, 2000. In addition, for fiscal 2000 for Messrs. Collura and Nixon includes matching contributions made to Olsten Corporation's Nonqualified Retirement and Savings Plan in the amounts of $5,241 and $4,565, respectively, for the period January 3, 2000 through March 14, 2000. For fiscal 2001, also includes for Mr. Blechschmidt a one-time payment of $815,253 for excise taxes imposed by reason of the receipt of amounts payable under his separation, consulting and non-competition agreement with Olsten and its parent company, Adecco SA, and $3,939 of above-market interest earned on deferred compensation and for Mr. Collura payment by Gentiva of $34,891 for relocation expenses. For fiscal 2000, also includes for Mr. Blechschmidt a one-time payment of $3,700,000 from Gentiva's now terminated Supplemental Executive Retirement Plan and $625 of above-market interest earned on deferred compensation and for Mr. Collura payment by Gentiva of $58,140 for relocation expenses.

(4) For fiscal 2000, Mr. Blechschmidt salary shown is for the period March 15, 2000 through December 31, 2000. In addition, for the period January 3, 2000 through March 14, 2000, (i) Mr. Blechschmidt was paid $236,538 in salary and for unused vacation by Olsten Corporation for services performed by Mr. Blechschmidt for Olsten Corporation and its subsidiaries, including the Company, and (ii) $7,096 in matching contributions were made to Olsten Corporation's Nonqualified Retirement and Savings Plan for Mr. Blechschmidt. Other payments to Mr. Blechschmidt made by Olsten Corporation and Adecco SA in connection with the Split-Off are not reflected in the Summary Compensation Table.

(5) For fiscal 2000, Mr. Malone's salary shown is for the period March 15, 2000 through December 31, 2000.

Stock Options
                    Stock Option Grants in Last Fiscal Year

                                              Individual Grants
                        --------------------------------------------------------
                                           Percent                                    Potential Realizable
                         Number of         of Total                                     Value at Assumed
                        Securities         Options                                    Annual Rates of Stock
                        Underlying        Granted to      Exercise                      Appreciation for
                          Options        Employees in      Price       Expiration        Option Term (1)
Name                     Granted (#)(2)   Fiscal Year      ($Sh)         Date        5% ($)       10% ($)
                         --------------  ------------    --------       ------     --------     ----------
Edward A. Blechschmidt     60,000            6.5%        $13.1875       1/2/11     $497,616     $1,261,014
John J. Collura ......     40,000            4.3          13.1875       1/2/11      331,744        840,676
Robert J. Nixon ......     40,000            4.3          13.1875       1/2/11      331,744        840,676
Ronald A. Malone .....     40,000            4.3          13.1875       1/2/11      331,744        840,676
E. Rodney Hornbake ...     15,000            1.6          13.1875       1/2/11      124,404        315,254



----------------

(1) The dollar amounts under the indicated columns are the result of calculation at the 5% and 10% rates set forth by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of Gentiva's stock price.

(2) The options were granted at an exercise price equal to the fair market value of Gentiva's Common Stock on the date of the grant. The options have a ten-year term and become exercisable over a three-year period in increments of 33-1/3% per year beginning with the first anniversary of the date of the grant. The vesting of all outstanding options of the Company will accelerate upon the closing of the sale of the Company's specialty pharmaceutical services business.

           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values


                                                         Number of Securities           Value of Unexercised
                            Shares                      Underlying Unexercised          In-the-Money Options
                         Acquired on     Value        Options at Fiscal Year End (#)     at Fiscal Year End ($)
                                                      -----------------------------   ----------------------------
Name                     Exercise (#)  Realized ($)   Exercisable  Unexercisable      Exercisable    Unexercisable
----                     ------------  ------------   -----------  -------------      -----------    -------------
Edward A. Blechschmidt     417,609     $7,258,988     339,464       120,000           $6,293,544     $1,505,625
John J. Collura ......     115,148      1,964,707           0        83,332                    0      1,057,999
Robert J. Nixon ......     231,016      3,369,169      36,816        83,332              462,148      1,057,999
Ronald A. Malone .....      17,598        276,947       4,070        83,332               65,629      1,057,999
E. Rodney Hornbake ...       6,668         80,891           0        28,332                    0        349,249



Employment Agreement, Change in Control Agreements and Severance Agreements

     On March 14, 2000, the Company entered into an employment agreement with Mr. Blechschmidt, its president, chief executive officer and chairman of the board of directors. The agreement became effective on March 15, 2000 and will be in effect for a period of three years from such date. During the term of the agreement, Mr. Blechschmidt will receive (i) a base salary of $600,000 per year and (ii) an annual bonus, based on the achievement of target levels of performance, with target bonus equal to 80 percent of his base salary and the maximum bonus equal to 120 percent of his salary. However, Mr. Blechschmidt's bonus could not be less than 50 percent of his base salary for 2000. Mr. Blechschmidt will also receive customary benefits, perquisites and reimbursement for expenses.

     The agreement provides that Mr. Blechschmidt's employment will terminate upon death or disability, termination of his employment for cause, termination of his employment without cause or termination by Mr. Blechschmidt of his employment for good reason. In the event his employment is terminated as a result of his death or disability, he or his estate will be entitled to receive his earned salary, vested benefits and accelerated vesting of his accrued pension benefits. He will not be entitled to severance benefits. In the event the agreement is terminated for cause by the Company he will be entitled to receive earned salary and vested benefits and will not be entitled to severance benefits. In the event the agreement is terminated for good reason by Mr. Blechschmidt or without cause by the Company he will be entitled to earned salary, vested benefits, severance benefits and accelerated vesting of his accrued pension benefits and continued medical benefits for up to two years. Severance benefits are deemed equal to two times Mr. Blechschmidt's base salary, so long as Mr. Blechschmidt does not receive any amounts under his change in control agreement described below.

     The employment agreement also restricts Mr. Blechschmidt's ability to engage in any of the Company's business lines in the United States and Canada for the term of the agreement and during the nine months after termination of his employment, other than termination without cause and termination for good reason. It also contains confidentiality provisions and provisions for non-solicitation of the Company's employees.

     Mr. Blechschmidt has also entered into a change in control agreement with the Company, similar to the terms described below.

     The following Named Officers of the Company are parties to change in control agreements in connection with their employment with the Company: Edward
A. Blechschmidt, John J. Collura, Ronald A. Malone and Robert J. Nixon. These agreements have a term of three years, commencing on March 15, 2000. They generally provide benefits in the event (i) the employee's employment is terminated by the Company and the termination is not for cause or is by the employee for good reason (as specified in the agreement) or (ii) the termination is within three years after a change in control of the Company. In addition, these executive officers will receive the benefit of their agreements if they are terminated by the Company without cause up to a year before a change in control, if their termination arose in connection with the change in control.

     The benefits conferred under these agreements generally will include a cash payment equal to two times the employee's base salary and target bonus; continued benefits for the two years following the termination or until such earlier date that the employee obtains comparable benefits from another employer; immediate vesting of any stock options held by the employee (those options would remain exercisable for one year following the termination, but not beyond the original full term); and full vesting of retirement and deferred compensation benefits. Under certain circumstances the benefits could be reduced in order to avoid the incurrence of excise taxes by the employees.

     Under the agreements, a change in control is defined to include the following events: a person or group (with certain exceptions for the Olsten family) beneficially owns at least 25 percent or more of the voting stock; either the directors (and their approved successors) cease to constitute a majority of the board of directors or a majority of the persons nominated by the board of directors for election fails to be elected; a merger of the Company if the stockholders do not own a majority of the stock of the surviving company or if the members of the board of directors do not constitute a majority of the directors of the surviving company's board; if the Company is liquidated; or if all or substantially all of the assets are sold.

     In addition, the change in control agreements provide that if an employee substantially prevails in a dispute with the Company relating to his or her agreement, the Company will pay that employee's attorney's fees which result from the suit. The employees who have these agreements are not required to seek other employment or otherwise mitigate any damages they are caused as a result of a change in control, but they are required to keep the Company's confidential information private.

     Upon the closing of the sale of the Company's specialty pharmaceutical services business or shortly thereafter, the following Named Officers will no longer be employed by the Company and their change in control agreements will be triggered: Edward A. Blechschmidt, John J. Collura, and Robert J. Nixon. In addition, upon such closing or shortly thereafter, the following officers will no longer be employed by the Company and their change in control agreements will be triggered: Richard C. Christmas, David C. Silver, and Patricia C. Ma. As a result of these change in control agreements, the Company will be required to pay an aggregate of approximately $6.2 million and provide such other benefits in accordance with the change in control agreements.

     The Named Officers (with the exception of Mr. Blechschmidt, who is party to an employment agreement) are parties to severance agreements in connection with their employment with the Company. These severance agreements generally provide that, in the event the officer is terminated other than for cause or has his/her base salary reduced in a situation that is not part of a general salary reduction, the officer has the right to receive payments for periods ranging from twelve to eighteen months in an amount based on that officer's base salary at the time of termination. Additionally, the severance agreements provide that the Company will provide these officers with health benefits based on their benefit levels at the time of termination for the same period or until they obtain similar health benefits elsewhere.

Human Resources and Compensation Committee Report on Executive Compensation

     Compensation Philosophy

     The Company's executive compensation philosophy is to align the interests of the Company's shareholders and its executive officers, while also promoting teamwork among those executives. The Board of Directors and the Human Resources and Compensation Committee, which administers the Company's executive compensation programs have implemented this philosophy through a compensation program which combines three components: base salary, bonuses and stock options.

     Base Salary

     The base salaries of executive officers are determined by several factors, including comparisons with industry levels. In addition, salary determinations were made in conjunction with other compensation components discussed herein, to focus attention on Company goals.

     Bonuses

     The Human Resources and Compensation Committee's policy is to provide a portion of officers' compensation through performance-based and discretionary annual bonuses as incentives to achieve the Company's financial and operational goals and increase shareholder value. The Company's bonus arrangements for its executive officers are intended to make a major portion of each executive officer's compensation dependent on the Company's overall performance. Such bonuses are also intended to link executive compensation to shareholder value and to encourage the executives to act as a team. Bonuses are also intended to recognize the executive's individual contributions to the Company.

     Stock Options

     The Company's 1999 Stock Incentive Plan is used as a means to attract, retain and motivate selected employees of the Company. The 1999 Stock Incentive Plan provides for the grant to eligible employees of incentive stock options and non-qualified stock options.

Compensation of the Chief Executive Officer

     Mr. Blechschmidt's base salary is set at $600,000 per annum under the terms of his employment agreement with the Company.

     In determining Mr. Blechschmidt's bonus for fiscal year 2001, the Human Resources and Compensation Committee concluded that the Company had performed well under his leadership, either meeting or making significant progress with respect to its goals and objectives. In recognition of strong individual and Company performance in fiscal year 2001 and consistent with its compensation philosophy, the Human Resources and Compensation Committee awarded Mr. Blechschmidt a bonus of $700,000.

     The Human Resources and Compensation Committee granted 60,000 stock options to Mr. Blechschmidt in fiscal year 2001 as long-term incentives, vesting over three years. In determining the number of options granted, the Human Resources and Compensation Committee considered the value of long-term incentives provided by other comparable companies, as reported in surveys. The Human Resources and Compensation Committee also considered Mr. Blechschmidt's total compensation, as well as his past and expected future contributions to the Company's achievement of its long-term performance goals.

Human Resources and Compensation Committee:

Josh S. Weston, Chairman
Stuart R. Levine
Raymond S. Troubh

Compensation of Directors

     Each non-employee member of the Board of Directors receives an annual retainer fee of $25,000, up to half of which may be paid in cash on a quarterly basis with the remainder paid in shares of the Company's Common Stock. Non-employee directors may also defer the portion of their annual retainer fee paid in shares into a share unit account. In addition, any non-employee directors who serve as chairperson of a committee of the Board receive $2,000 annually for acting as chairperson. Non-employee directors also receive $1,000 for each Board or committee meeting they attend ($500 if attendance is by telephone). All directors, regardless of whether or not they are employees of the Company, receive reimbursement for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors. After joining the Board, each non-employee director received stock options exercisable for up to 5,000 shares of the Company's Common Stock, with any future grants to be determined by the Board of Directors.


Shareholder Return Performance Graph

     Set forth below is a line graph comparing the cumulative total return on the Company's Common Stock against the cumulative total return of the Nasdaq Market Index and a peer issuer group selected by the Company (the "Peer Group Index") for the period commencing on March 16, 2000 (when the Company's Common Stock was first quoted on Nasdaq) and ending December 30, 2001.

     The Peer Group Index is comprised of the following publicly traded companies: Accredo Health, Incorporated; Apria Healthcare Group Inc.; Caremark RX, Inc.; Matria Healthcare, Inc.; and Option Care, Inc.

     The line graph assumes that $100 was invested on March 16, 2000 in each of the Company's Common Stock, the Nasdaq Market index and the Peer Group Index and that all dividends (if any) were reinvested. Media General Financial Services furnished the data for the graph.

                              [PERFORMANCE GRAPH]






-------------------------------------------------------------------------------
                                 3/16/2000        12/31/00         12/30/01
-------------------------------------------------------------------------------
Gentiva Health Services, Inc.     $100.00          $222.92          $366.67
-------------------------------------------------------------------------------
NASDAQ Market Index                100.00            53.34            42.52
-------------------------------------------------------------------------------
Peer Group Index                   100.00           212.92          243.41
-------------------------------------------------------------------------------

Item 12. Securities Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 25, 2002, the amount of beneficial ownership of Gentiva's common stock by the executive officers of Gentiva who are named in the Summary Compensation Table; each director of Gentiva; each beneficial owner of more than five percent of Gentiva's common stock; and all executive officers and directors of Gentiva as a group. For the purpose of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date through the exercise of options or exchange or conversion rights, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


                                                             Amount of Shares
                                                           of Common Stock and
                                                           Nature of Beneficial  Percent of Class
                                                              Ownership(1)(2)    Owned (if  more
Name of Beneficial Owner                                         (3)(4)            than 1%)
------------------------                                     -----------------    ----------------
Edward A. Blechschmidt .....................................     589,464                2.2%
John J. Collura ............................................      66,703                 -
E. Rodney Hornbake .........................................      18,334                 -
Ronald A. Malone ...........................................      70,703                 -
Robert J. Nixon ............................................     109,947                 -
Victor F. Ganzi ............................................      45,257                 -
Steven E. Grabowski(5) .....................................   1,371,706                5.3%
Stuart R. Levine ...........................................      34,824                  -
Stuart Olsten(6) ...........................................   1,541,927                5.9%
Raymond S. Troubh(7) .......................................     136,021                  -
Josh S. Weston .............................................       7,800                  -
Gail Wilensky ..............................................       7,562                  -
Cheryl Olsten(8) ...........................................   1,371,706                5.3%
Steinberg Priest Capital Management Company, Inc.(9) .......   1,671,873                6.4%
   12 East 49th Street
   New York, NY
All executive officers and directors as a group (18 persons)   3,481,184(10)           13.1%



(1) Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(2) Includes beneficial ownership of the following number of shares that may be acquired upon exercise of presently exercisable stock options under Gentiva's stock option plans: Mr. Blechschmidt-- 389,464; Mr. Collura-- 35,000; Dr. Hornbake-- 11,666; Mr. Malone-- 39,070; Mr. Nixon-- 71,816; Mr.
     Ganzi-- 5,000; Mr. Grabowski-- 5,000; Mr. Levine-- 5,000; Mr. Olsten-- 5,000; Mr. Troubh--5,000; Mr. Weston-- 5,000; and Dr. Wilensky 5,000.

(3) Includes beneficial ownership of the following number of whole shares acquired and currently held under Gentiva's Employee Stock Purchase Plan:
     Mr. Collura-- 341; Mr. Malone-- 3,212; and Mr. Nixon--2,115.


(4) Includes beneficial ownership of the following number of shares representing the equivalent of units deferred under Gentiva's Stock & Deferred Compensation Plan for Non-Employee Directors Mr. Ganzi -- 5,124; Mr. Grabowski 5,124; Mr. Olsten -- 5,124; and Mr. Troubh

     -- 5,124.

(5) Mr. Grabowski's holdings include 1,425 shares owned directly and 1,360,157 shares beneficially owned by his wife, Cheryl Olsten, as to which shares he disclaims beneficial ownership. See footnote (8).

(6) Mr. Stuart Olsten's holdings include 845,813 shares owned directly and 300 shares owned by his wife, as to which shares he disclaims beneficial ownership. Mr. Olsten has shared voting and investment power as a trustee with respect to 630,709 shares owned by a trust for his and his sister's benefit. He has shared voting and investment power as a trustee with respect to 11,250 shares owned by a trust for the benefit of his son, 22,500 shares owned by two trusts for the benefit of his niece and nephew and 20,901 shares owned by a trust for the benefit of his descendants, as to which shares he disclaims beneficial ownership. His holdings further include 330 shares held in a custodial account for his daughter, as to which shares he disclaims beneficial ownership.

(7) Mr. Troubh's holdings include 56,149 shares owned directly and 69,748 shares owned by a limited partnership.

(8) Ms. Cheryl Olsten owns directly 674,797 shares and has shared voting and investment power as a trustee with respect to 630,709 shares owned by a trust for her and her brother's benefit. Ms. Olsten has shared voting and investment power as a trustee with respect to 22,500 shares owned by two trusts for the benefit of her two children, 11,250 shares held by a trust for the benefit of her nephew and 20,901 shares owned by a trust for the benefit of her descendants, as to which shares she disclaims beneficial ownership. Ms. Olsten's holdings also include 11,549 shares beneficially owned by her husband, Mr. Grabowski, as to which shares she disclaims beneficial ownership.

(9) Based on a Schedule 13G (Amendment No. 1) dated January 28, 2002 and filed with the Securities and Exchange Commission, Steinberg Priest Capital Management Company, Inc. held sole voting power as to 780,423 of such shares and sole dispositive power as to 1,671,873 of such shares.

(10) Includes 2,775,487 shares owned by executive officers and directors, 685,201 shares that may be acquired upon exercise of presently exercisable stock options and 20,496 shares representing shares deferred as share units.

Item 13. Certain Relationships and Related Transactions.

     Gentiva Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust

     On March 15, 2000 certain of the Company's directors and officers, members of the Olsten family and some other investors, purchased approximately $20 million of 10% convertible trust preferred securities issued by a trust ("Trust"), of which the Company owned all the common equity. The investments were in the following aggregate amounts: Miriam Olsten, $7.35 million; Mr. Blechschmidt, $1.25 million; Stuart Olsten and Cheryl Olsten, $1 million each; Mr. Troubh $650,0000; Messrs. Ganzi and Weston, $600,000 each; Mr. Levine $250,000; Messrs. Malone and Nixon, $100,000 each; Mr. Collura and Dr. Hornbake, $50,000 each; Messrs. Christmas, Perry and Silver and Ms. Ma, $25,000 each; other current and former personnel, an aggregate of $350,000; and other investors, an aggregate of $6.55 million. The convertible trust preferred securities were offered in a private placement exempt from the registration requirements of the Securities Act of 1933. The convertible trust preferred securities were convertible into the Company's common stock at a conversion price of $9.319219. The Company made a $618,600 investment in the Trust to acquire its common securities. The Company issued $20,618,600 of convertible subordinated debentures to the Trust on the same terms, including, but not limited to, maturity, interest, conversion and redemption price, as the 10% convertible trust preferred securities in exchange for $20,618,600.

     In August 2001 the Company called for redemption all of its outstanding 10% convertible trust preferred securities at a redemption price of 108 percent of their original principal amount. In accordance with the terms of the trust agreement and other related documents, holders were permitted to convert prior to the date called for redemption. All of the convertible trust preferred securities were converted, and none were redeemed. Following conversion of the 10% convertible trust preferred securities held by them, the above-named individuals received whole shares of the Company's common stock as follows:
Miriam Olsten, 788,692; Mr. Blechschmidt, 134,131; Stuart Olsten and Cheryl Olsten, 107,305 each; Mr. Troubh, 69,748; Messrs. Ganzi and Weston, 64,383 each; Mr. Levine, 26,826; Messrs. Malone and Nixon, 10,730; Mr. Collura and Dr. Hornbake, 5,365 each; and Messrs. Christmas, Perry and Silver and Ms. Ma, 2,682 each.

     Incorrectly Identified Incentive Stock Options

     The exercise by Messrs. Blechschmidt, Collura and Nixon of stock options in 2001 which were incorrectly identified by the Company as incentive stock options (instead of as nonqualified stock options) resulted in an acceleration of income tax liability to such individuals and the acceleration of related income tax deductions by the Company. The Company, after consultation with counsel, has agreed to reimburse such individuals, on an after tax basis, for certain costs attributable to the acceleration of their tax liabilities as follows: Mr. Blechschmidt ($173,721), Mr. Collura ($11,355) and Mr. Nixon ($3,472). The Company has also agreed to reimburse each of them for any penalties resulting from the failure to pay estimated taxes on a timely basis due to such acceleration.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

          -    Report of Independent Accountants

          - Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

          - Consolidated Statements of Operations for the three years ended December 30, 2001

          - Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 30, 2001

          - Consolidated Statements of Cash Flows for the three years ended December 30, 2001

          -    Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          - Schedule II - Valuation and Qualifying Accounts for the three years ended December 30, 2001





(a)(3) Exhibits

         Exhibit
         Number                      Description
         ------                      -----------

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

          10.1 Separation Agreement dated August 17, 1999, among Olsten Corporation, Aaronco Corp. and Adecco SA(1)*

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

          10.19 Third Amendment dated as of June 1, 2001 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein (8)

          10.20 Fourth Amendment and Consent Agreement dated as of August 22, 2001 to the Loan Agreement by and among the lending institutions named therein, Fleet

               Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein +

          10.21 Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health Incorporated, the Company and the Sellers named therein (9)

          21.  List of Subsidiaries of Company +

          23.  Consent of PricewaterhouseCoopers LLP, independent accountants +

-------------------------------

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

          (5) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended July 2, 2000.

          (6) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended October 1, 2000.

          (7) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2000.

          (8) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 30, 2001.

          (9) Incorporated herein by reference to Registration Statement on Form S-4, dated February 8, 2002 (File No. 333-82396), of Accredo Health, Incorporated.

          *    Management contract or compensatory plan or arrangement

          +    Filed herewith

 (b) Report on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. GENTIVA HEALTH SERVICES, INC.

Date:    March 29, 2002        By:   /s/ Edward A. Blechschmidt
                               ----------------------------------------------
                                     Edward A. Blechschmidt
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 2002        By:    /s/ Edward A. Blechschmidt
                               -------------------------------------------------
                                      Edward A. Blechschmidt
                                      President and Chief Executive Officer and
                                      Director (Principal Executive Officer)

Date:    March 29, 2002        By:    /s/ John J. Collura
                               -------------------------------------------------
                                      John J. Collura
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      and Accounting Officer)

Date:    March 29, 2002        By:    /s/ Victor F. Ganzi
                               -------------------------------------------------
                                       Victor F. Ganzi
                                       Director

Date:    March __, 2002        By:
                               -------------------------------------------------
                                      Steven E. Grabowski
                                      Director

Date:    March 29, 2002        By:    /s/ Stuart R. Levine
                               -------------------------------------------------
                                      Stuart R. Levine
                                      Director

Date:    March 29, 2002        By:    /s/ Stuart Olsten
                               -------------------------------------------------
                                      Stuart Olsten
                                      Director

Date:    March 29, 2002        By:    /s/ Raymond S. Troubh
                               -------------------------------------------------
                                      Raymond S. Troubh
                                      Director

Date:    March 29,2002         By:    /s/ Josh S. Weston
                               -------------------------------------------------
                                      Josh S. Weston
                                      Director

Date:    March 29, 2002        By:    /s/ Gail Wilensky
                               -------------------------------------------------
                                      Gail Wilensky
                                      Director

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       -------

Report of Independent Accountants..........................................F-2
Consolidated Balance Sheets as of December 30, 2001
  and December 31, 2000....................................................F-3
Consolidated Statements of Operations for the three years
  ended December 30, 2001..................................................F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 30, 2001..............................F-5
Consolidated Statements of Cash Flows for the three years
  ended December 30, 2001..................................................F-6
Notes to Consolidated Financial Statements.................................F-7
Schedule II - Valuation and Qualifying Accounts for the
  three years ended December 30, 2001......................................F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and Subsidiaries (the "Company") at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











PricewaterhouseCoopers LLP



New York, New York
February 6, 2002

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)

                                                                          December 30, 2001           December 31, 2000
                                                                       -------------------------   -------------------------
ASSETS
Current assets
      Cash and cash equivalents                                        $ 71,999                      $    452
      Restricted cash                                                    35,164                            -
      Receivables, less allowance for doubtful accounts of
      $88,155 and $105,962, respectively                                368,196                       419,178
      Inventories                                                        47,600                        51,111
      Prepaid expenses and other current
      assets                                                             47,396                        50,333
                                                                       -------------------------   -------------------------
            Total current assets                                        570,355                       521,074
      Fixed assets, net                                                  30,449                        36,961
      Intangibles, principally goodwill, net of accumulated
      amortization of $113,977 and $103,573, respectively               220,541                       230,702
      Other assets                                                       16,989                        16,747
                                                                       -------------------------   -------------------------
        TOTAL ASSETS                                                   $838,334                      $805,484
                                                                       =========================   =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                 $ 57,726                      $ 74,083
      Accrued expenses                                                   63,874                        50,682
      Payroll and related taxes                                          16,094                        17,305
      Insurance costs                                                    31,460                        30,320
                                                                       -------------------------   -------------------------
            Total current
            liabilities                                                 169,154                       172,390

Other liabilities                                                        47,473                        46,945
Gentiva-obligated mandatorily redeemable convertible
securities of a subsidiary holding solely Gentiva debentures                -                          20,000
Shareholders' equity
      Common stock, $.10 par value; authorized 100,000,000 shares, issued and outstanding 25,638,794 and 21,196,693 shares,
      respectively                                                        2,564                         2,120
      Additional paid-in capital                                        722,725                       689,163
      Accumulated deficit                                              (103,582)                     (124,570)
      Accumulated other comprehensive loss                                  -                            (564)
                                                                       -------------------------   -------------------------
            Total shareholders'
            equity                                                      621,707                       566,149
                                                                       -------------------------   -------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $838,334                    $  805,484
                                                                       =========================   =========================

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      For the Fiscal Years Ended
                                                      -----------------------------------------------------------
                                                             2001                 2000                1999
                                                      -------------------    ----------------    ----------------
Net revenues                                          $1,377,687             $1,506,644          $1,489,822
Cost of services sold                                    918,608              1,021,644             984,396
                                                      -------------------    ----------------    ----------------
         Gross profit                                    459,079                485,000             505,426
Selling, general and administrative
expenses                                                (436,065)              (615,198)           (509,658)
Gain on sale of businesses                                    -                  36,682                 -
Interest expense,                                           (151)                (9,878)            (16,975)
                                                      -------------------    ----------------    ----------------
Income (loss) before income taxes                         22,863               (103,394)            (21,207)
Income tax expense (benefit)                               1,875                    806              (6,121)
                                                      -------------------    ----------------    ----------------
         Net income (loss)                            $   20,988             $ (104,200)         $  (15,086)
                                                      ===================    ================    ================

Net income (loss) per share
             Basic                                    $     0.91             $    (5.05)         $    (0.74)
                                                      ===================    ================    ================
             Diluted                                  $     0.85             $    (5.05)         $    (0.74)
                                                      ===================    ================    ================
Average shares outstanding
              Basic                                       23,186                 20,637              20,345
                                                      ===================    ================    ================
              Diluted                                     25,869                 20,637              20,345
                                                      ===================    ================    ================

See notes to consolidated financial statements.


                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 30, 2001
                      (In thousands, except share amounts)


                                                                              Additional
                                                       Common Stock            Paid-in
                                                    Shares       Amount        Capital
                                                  -----------   ----------    ----------

Balance at January 3, 1999                        $20,435,029   $    2,035    $  567,525

     Comprehensive income (loss):
        Net loss and cumulative translation
        adjustment                                          -            -             -
     Net transactions with Olsten                           -            -       158,473
                                                  -----------   ----------    ----------
Balance at January 2, 2000                         20,345,029        2,035       725,998

     Comprehensive income (loss):
        Net loss                                            -            -             -
        Cumulative translation adjustment                   -            -             -
        Reversal of cumulative translation
        adjustment related to Canadian
           operations sold during the year                  -            -             -
        Unrealized loss on investments                      -            -             -
                                                  -----------   ----------    ----------
        Subtotal                                            -            -             -

     Net transactions with Olsten                           -            -       (41,786)

     Issuance of stock upon exercise of stock
     options and under stock plans for employees
         and directors                                851,664           85         4,951
                                                  -----------   ----------    ----------
Balance at December 31, 2000                       21,196,693        2,120       689,163

     Comprehensive income:
        Net income                                          -            -             -
        Realized loss on investments                        -            -             -
                                                  -----------   ----------    ----------
        Subtotal                                            -            -             -

     Conversion of Gentiva-obligated
       mandatorily redeemable convertible
       securities of a subsidiary
        holding solely Gentiva debentures           2,146,105          214        19,786
     Issuance of stock upon exercise of stock
       options and under stock plans for
       employees directors                          2,296,996          230        13,776
                                                  -----------   ----------    ----------
Balance at December 30, 2001                      $25,638,794   $    2,564    $  722,725
                                                  ===========   ==========    ==========




                                                            Retained                        Accumulated
                                                            Earnings                            Other
                                                          (Accumulated                      Comprehensive
                                                           Deficit)                              Loss             Total
                                                          ------------                     ---------------     ------------
Balance at January 3, 1999                                $     (5,284)                     $      (2,417)     $    561,859

     Comprehensive income (loss):
        Net loss and cumulative translation
        adjustment                                             (15,086)                                45           (15,041)
     Net transactions with Olsten                                    -                                  -           158,473
                                                         -------------                      ---------------    ------------
Balance at January 2, 2000                                     (20,370)                            (2,372)          705,291

     Comprehensive income (loss):
        Net loss                                              (104,200)                                 -          (104,200)
        Cumulative translation adjustment                            -                               (176)             (176)
        Reversal of cumulative translation
        adjustment related to Canadian
           operations sold during the year                           -                              2,548             2,548
        Unrealized loss on investments                               -                               (564)            (564)
                                                         -------------                      ---------------    ------------
        Subtotal                                              (104,200)                             1,808          (102,392)

     Net transactions with Olsten                                    -                                  -           (41,786)

     Issuance of stock upon exercise of stock
     options and under stock plans for employees
         and directors                                               -                                  -             5,036
                                                          -------------                     ---------------    ------------
Balance at December 31, 2000                                  (124,570)                              (564)          566,149

     Comprehensive income:
        Net income                                              20,988                                  -            20,988
        Realized loss on investments                                -                                 564               564
                                                          -------------                    ---------------    ------------
        Subtotal                                                20,988                                564            21,552

     Conversion of Gentiva-obligated
       mandatorily redeemable convertible
       securities of a subsidiary
        holding solely Gentiva debentures                            -                                  -            20,000
     Issuance of stock upon exercise of stock
       options and under stock plans for
       employees directors                                           -                                  -            14,006
                                                          --------------                    ---------------    ------------
Balance at December 30, 2001                              $   (103,582)                     $           -      $    621,707
                                                          ==============                    ===============    ============
See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Fiscal Years Ended
                                                                      ----------------------------------------------------
                                                                            2001                2000             1999
                                                                      -----------------    ---------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $          20,988    $      (104,200)   $   (15,086)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
         Depreciation and amortization                                           26,522             31,682         33,625
         Provision for doubtful accounts                                         35,221            144,883         38,687
         (Gain) loss  on sale of businesses and fixed assets                       (255)           (36,682)         1,909
         Deferred income taxes                                                        -                774         13,047

         Changes in assets and liabilities, net of effects
         from acquisitions and dispositions:
                Accounts receivable                                              15,761            (21,339)      (161,829)
                Inventories                                                       3,511             42,107         (2,942)
                Prepaid expenses and other current assets                         2,937             (5,673)       (18,219)
                Current liabilities                                             (13,735)           (63,243)       (29,755)
                Other, net                                                          848              2,683           (902)
                                                                      -----------------    ---------------    ------------
         Net cash provided by (used in) operating
         activities                                                              91,798             (9,008)      (141,465)
                                                                      -----------------    ---------------    ------------

INVESTING ACTIVITIES:
Purchases of fixed assets, net                                                  (10,067)            (8,549)       (19,001)
Proceeds from sale of businesses and fixed
assets                                                                              475             67,734              -
Deposits into restricted cash                                                   (35,164)                 -              -

Acquisitions of businesses, net of cash acquired                                      -                  -         (1,724)
                                                                      -----------------    ---------------    ------------
         Net cash (used in) provided by investing
         activities                                                             (44,756)            59,185        (20,725)
                                                                      -----------------    ---------------    ------------

FINANCING ACTIVITIES:
Issuance of mandatorily redeemable and other securities                               -             20,100              -
Net transactions with Olsten                                                          -              5,226        158,473
(Decrease) increase in book overdrafts                                          (10,379)            (2,285)        12,664
Retirement of long-term debt                                                          -            (78,087)        (6,804)
Debt issuance costs                                                                   -             (2,657)             -
Advance from Medicare program                                                    20,878                  -              -
Proceeds from issuance of common stock                                           14,006              5,036              -
                                                                      -----------------    ---------------    ------------
         Net cash  provided by (used in)  financing
         activities                                                              24,505            (52,667)       164,333
                                                                      -----------------    ---------------    ------------
Net increase (decrease) in cash and cash
equivalents                                                                      71,547             (2,490)         2,143
Cash and cash equivalents at beginning of year                                      452              2,942            799
                                                                      -----------------    ---------------    ------------
Cash and cash equivalents at end of year                              $          71,999    $           452    $     2,942
                                                                      =================    ===============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest                                            $           2,046    $        10,346    $     3,975

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING  AND
FINANCING ACTIVITIES:
Conversion of convertible preferred trust
securities to common stock                                            $          20,000                  -              -

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

     The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for fiscal 2000 and $5.0 million for fiscal 1999. This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters. Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated. Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services, and additionally, the Company has been responsible for the costs and expenses associated with the management of a public corporation.

     Net interest expense as presented in the consolidated statements of operations included net interest expense of approximately $3.0 million for fiscal 2000 and $13.0 million for fiscal 1999 relating to the intercompany balances with Olsten. Such intercompany balances have been reflected as a contribution to capital at January 2, 2000 and as of the Split-off date.

     Additionally, prior to the Split-off, income taxes were calculated on a separate company basis. The Company's financial results prior to the Split-off included the costs experienced by the Ols-ten benefit plans for employees for whom the Company assumed responsibility on the Split-off date. As part of the Split-off and Merger, the Company, Olsten and Adecco SA entered into a Separation Agreement, Tax Sharing Agreement and an Employee Benefits Allocation Agreement, which address the allocation of assets and liabilities and govern future relationships between them.

Note 2.       Summary of Significant Accounting  Policies

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was December 30, 2001 for fiscal 2001, December 31, 2000 for fiscal 2000 and January 2, 2000 for fiscal 1999.

Revenue Recognition

     Revenues and related costs, including labor, payroll taxes, fringe benefits, products and supplies and contractor costs are recognized in the period in which the services and products are provided or delivered. Revenues are recorded based on fee-for-service or capitated agreements with customers and third party payors, estimates of expected reimbursement under arrangements with Medicare and state reimbursed programs, and management fees generated from services provided to hospital-based home health agencies and are adjusted in future periods as final settlements are determined. Net revenues from state reimbursed programs amounted to 21 percent, 21 percent and 20 percent of total consolidated net revenues in fiscal 2001, 2000 and 1999, respectively.

     Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997. These costs are reported in annual cost reports which are filed with the Center for Medicare and Medicaid Services ("CMS") and are subject to audit. Effective October 1, 2000, the IPS was replaced by a Prospective Payment System ("PPS") for Medicare home care reimbursement. Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient. The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors. The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over the patient's treatment period. Reimbursement rate adjustments are accrued on an estimated basis in the period related services are provided and are adjusted in future periods as final reimbursement rates are determined. Net revenues attributable to the Medicare program as a percentage of total consolidated net revenues were 18 percent in fiscal 2001, 16 percent in fiscal 2000 and 16 percent in fiscal 1999. As of December 30, 2001, deferred revenue of approximately $5.2 million relating to the Medicare PPS program was included in accrued expenses.

     Under full risk capitated arrangements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided. Capitation payments received in advance of the service period are recorded as deferred revenue. The Company assumes responsibility for all costs associated with services provided under these capitated arrangements and these costs are accrued in the period they are incurred. The costs of claims incurred but not reported are based on applying actuarial assumptions, historical patterns of utilization to authorized levels of service, current enrollment statistics and other information. Net revenues from capitated agreements with managed care payors as a percentage of total consolidated net revenues were 8 percent, 7 percent and 6 percent in fiscal 2001, 2000 and 1999, respectively. As of December 30, 2001, accrued expenses included estimated amounts payable to third party service providers under managed care contracts of approximately $20.2 million.

     Revenues are recorded based on estimated net realizable amounts to be received from patients and commercial and certain government payors under fee-for-service arrangements for services rendered during the period.

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

     One non-governmental customer accounted for approximately 19 percent, 15 percent and 11 percent of total consolidated net revenues in fiscal 2001, 2000 and 1999, respectively.

     Accounts receivable included approximately $10 million as of December 30, 2001 and $21 million as of December 31, 2000 which relate to third party settlement and contractual accounts.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to revenue recognition, the collectibility of accounts receivable, the cost of claims incurred but not reported, obligations under workers compensation and professional liability insurance programs and Medicare settlement and investigation issues.

Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents and restricted cash deposited with banks and financial institutions include highly liquid investments with original maturities of three months or less.

     Restricted cash represents funds held in a segregated account as collateral for a supersedeas bond in the amount of $35.2 million which was posted to satisfy the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 9. Interest on the funds accrue to the Company.

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

Intangibles

     Intangibles, principally goodwill, associated with acquired businesses are being amortized on a straight-line basis over periods ranging from 10 to 40 years. Amortization expense recorded for fiscal 2001, 2000 and 1999 was approximately $10.4 million, $11.2 million, and $11.0 million, respectively.

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

Insurance Costs

     The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability. The Company recognizes its obligations associated with these policies in the period the claim is incurred. The costs of both reported claims and claims incurred but not reported, up to specified deductible limits, relating to these programs are estimated based on historical data, current enrollment statistics and other informa-tion. Such estimates and the resulting reserves are reviewed and updated periodically, and any adjustments resulting therefrom are reflected in earnings currently.

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

Earnings Per Share

     Basic net income (loss) per share for each year presented has been computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective year. Diluted net income (loss) per share for each year presented has been computed using the weighted average number of common equivalent shares outstanding.

     During fiscal 2001, the weighted average numbers of shares outstanding were 23,186,000. As discussed in Note 7, the 10 percent convertible preferred trust securities in the amount of $20.0 million were converted into 2,146,105 shares of common stock and such shares were included in the weighted average number of shares outstanding from the date of conversion.

     Dilutive common equivalent shares in fiscal 2001 included (i) an incremental 1,454,000 shares that would have been issued if the 10 percent convertible preferred trust securities were converted at the beginning of the year and (ii) 1,229,000 shares that would be issued upon the assumed exercise of stock options under the treasury stock method.

     During fiscal 2000, the basic and diluted weighted average numbers of shares outstanding were 20,637,000. The computation of diluted net loss per share for the fiscal 2000 period excluded the effect of shares issuable upon the conversion of the 4 3/4 percent convertible subordinated debentures, which matured and were retired in October 2000, and the 10 percent convertible preferred trust securities and the exercise of stock options since their inclusion would have an antidilutive effect on earnings.

     Basic and diluted net loss per share for fiscal 1999 have been computed based solely on the shares of the Company's stock issued on the Split-off date.

Income Taxes

     The Company has been included, where applicable, in the consolidated income tax returns of Olsten for periods up to the Split-off date. The provisions for the income taxes in the consolidated statements of operations have been calculated on a separate company basis. The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. The Company files its own consolidated tax return for periods subsequent to March 15, 2000.

Fair Value of Financial Instruments

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

     The carrying amounts of the Company's cash and cash equivalents and restricted cash accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

Reclassification

     Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to current year presentation.

Recent Accounting Pronouncements

     Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their estimated useful lives. At December 30, 2001, the Company had net intangible assets, principally goodwill, of $220.5 million, of which approximately $217.3 million related to the Home Health Services business.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal year 2002. Management does not expect that the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets. The Company experts that in fiscal 2002, it will no longer record approximately $10 million of amortization relating to its existing goodwill.

     The Company will also perform required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of fiscal year 2002. The Company believes that adoption of

SFAS 142 will result in a writedown for goodwill impairment which will have a material impact on the net income and financial position of the Company's Home Health Services business in the period in which the new accounting principle is adopted; however, implementation of the new SFAS 142 is not expected to have any impact on cash flows from operations. Due to the assumptions and variables involved in determining value of the Company's stock associated with the Home Health Services business, the Company has not yet determined the amount of the goodwill writedown.

     Accounting for Impairment and Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by a sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (fiscal 2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

Note 3.  Acquisitions and Dispositions

     In October 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million. As of December 30, 2001 these proceeds are subject to adjustment (upward or downward) in accordance with the terms of the purchase and sale agreement related to final closing balance sheet items. The Company recorded a gain of approximately $44.4 million on the sale.

     In November 2000, the Company finalized the sale of its home care nursing services operations in Canada. As consideration for the sale, the Company received approximately $1.5 million in cash proceeds, including settlement of the final closing balance sheet, and a minority interest in the acquiror. The Company recorded a charge of approximately $5.2 million as a result of the impairment of goodwill due to the pending sale of the business. In addition, cumulative translation adjustments of approximately $2.5 million were reversed from the accumulated other comprehensive loss component of stockholders' equity and reflected as a loss in the gain on sales of businesses component of the consolidated statement of operations. No other gain or loss was recorded on the sale.

     Net revenues associated with the Company's health care staffing services business and its Canadian operations amounted to $145 million and $152 million in fiscal 2000 and 1999, respectively.

     In 1999, the Company acquired several home care operations for an aggregate purchase price of $1.7 million.

Note 4.  Restructuring and Other Special Charges

     During fiscal 2001, 2000 and 1999, the Company recorded restructuring and other special charges aggregating $3.0 million, $153.2 million and $15.2 million, respectively.

     Fiscal 2001

     During the fiscal year of 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These legal matters are further discussed in Note 9. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

     Restructuring of Business Operations

     The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring plan which included the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's Staffing Services business and Canadian operations. These charges included employee severance of $2.9 million relating to the termination of 270 employees in nursing branches and certain corporate and administrative departments, asset writedowns of $1.2 million and future lease payments and other associated costs of $1.4 million. As of December 30, 2001, the twelve nursing branch locations were closed or consolidated; the unpaid portion of these restructuring charges aggregated $0.2 million.

     Bad Debt/Receivables Write-Off

     During fiscal 2000 Gentiva launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management, (ii) development of numerous enhancements to the billing and collection sys-tems, and (iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable. These initiatives are further described herein.

     The Specialty Pharmaceutical Services division implemented a new billing and collection system in the fourth quarter of 1999. Difficulties were encountered in the functionality of the new billing system from the date of implementation through the second quarter of 2000 that resulted in an inability to effectively bill new accounts and obtain appropriate documentation and support the follow-up of outstanding accounts. As such, management made a decision to shift efforts from outstanding account follow-up and collections to billing of new accounts.

     In May 2000, Gentiva hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection process. During the third quarter of 2000, as a result of the work performed by the consultant, a significant number of receivable accounts previously thought to be collectible were identified as uncollectible. In addition, the collection results of the consultants were significantly lower than previously estimated.

     In addition, during the third quarter of 2000, the system implementation difficulties were resolved and a significant number of billing and collection system enhancements were made which provided management new information as to the collectibility of receivables that was previously unavailable. As a result of the consultant efforts and new information, management redefined its reserve strategy and redirected its efforts to new receivable balances that resulted in the additional required provision for doubtful accounts.

     In connection with these activities, Gentiva recorded an incremental provision for doubtful accounts of $112.0 million relating to all government and commercial payors, of which $90.0 million related to the Specialty Pharmaceutical Services business and $22.0 million related to the Home Health Services business. This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     PPS Implementation Costs

     The Company recorded charges of $5.7 million in connection with the implementation of and transition to the PPS system for Medicare reimbursement. Such charges included costs relating to the development of care protocols, training of field personnel and changes in estimates of settlement amounts.

     Settlement Costs

     The Company also recorded a $7.2 million charge in the third quarter of fiscal 2000 to reflect estimated settlement costs in excess of insurance coverage relating to class action securities and derivative lawsuits, the obligation for which was assumed by the Company from Olsten under an indemnification provision in connection with the Split-off, as well as settlement costs related to government inquiries in New Mexico and North Carolina (See Note 9).

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

     Costs of Services Sold

     An adjustment of $6.4 million was recorded in cost of services sold for changes in cost estimates arising from the systems conversion and physical inventory procedures which were performed during the third quarter of fiscal 2000. The Company recorded a charge to cost of sales of $8.5 million in the fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts. Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claim experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

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

     At January 3, 1999, the Company reflected accrued expenses of $57.6 million representing the unpaid portion of restructuring and special charges recorded in fiscal 1998. The majority of this accrued expense was for the settlement of two federal investigations focusing on the Company's

Medicare home office cost reports and certain transactions with Columbia/HCA Healthcare Corporation ("Columbia/HCA"). The agreements in connection with the settlements were finalized and signed on July 19, 1999. On August 11, 1999, Olsten paid $61 million pursuant to the settlement, approximately $5 million of which was accrued as part of the Company's 1996 merger, integration and other special charges.

     The major components of the charges as well as the activity during the fiscal years 2001, 2000 and 1999 were as follows (in thousands):



                                                   Accounts           Compensation       Integration
                                Settlements     receivable, net       and Severance         Costs        Other       Total
                                               and Other Assets           Costs
                                ------------   ------------------    ----------------    ------------    -------    ---------
Fiscal 1998 Charge
Balance at January 3, 1999            56,000                   98                 261             802        476       57,637
Cash expenditures                    (56,000)                   -                (261)           (588)      (476)     (57,325)
Non cash-write-offs                        -                  (98)                  -               -          -          (98)
                                ------------   ------------------    ----------------    ------------    -------    ---------

Balance at January 2, 2000                 -                    -                   -             214          -          214
Cash expenditures                          -                    -                   -            (214)         -         (214)
                                ------------   ------------------    ----------------    ------------    -------    ---------
Balance at December 31, 2000               -                    -                   -               -          -            -
                                ------------   ------------------    ----------------    ------------    -------    ---------

Fiscal 1999 Charge                         -                6,490               5,020           5,190          -       16,700
Cash expenditures                          -                    -              (2,787)         (3,310)         -       (6,097)
Non-cash write-offs                        -               (6,490)                  -               -          -       (6,490)
Adjustments                                -                    -                (803)           (697)         -       (1,500)
                                ------------   ------------------    ----------------    ------------    -------    ---------

Balance at January 2, 2000                 -                    -               1,430           1,183          -        2,613
Cash expenditures                          -                    -              (1,378)           (629)         -       (2,007)
                                ------------   ------------------    ----------------    ------------    -------    ---------

Balance at December 31, 2000               -                    -                  52             554          -          606
Cash expenditures                          -                                      (52)            380)                   (432)
                                ------------   ------------------    ----------------    ------------    -------    ---------
Balance at December 30, 2001               -                                        -             174                     174
                                ------------   ------------------    ----------------    ------------    -------    ---------

Fiscal 2000 Charge                     7,200              124,605               2,900           9,413      9,125      153,243
Cash expenditures                     (7,200)                   -                (880)         (8,906)         -      (16,986)
Non-cash write-offs                        -             (124,319)                  -               -          -      124,319)
                                ------------   ------------------    ----------------    ------------    -------    ---------

Balance at December 31, 2000               -                  286               2,020             507      9,125       11,938
Cash expenditures                                                             (1,860)            (480)    (9,125)     (11,465)
Non-cash write-offs                                          (286)                                                       (286)
                                ------------   ------------------    ----------------    ------------    -------    ---------
Balance at December 30, 2001               -                    -                 160              27          -          187
                                ------------   ------------------    ----------------    ------------    -------    ---------

Fiscal 2001 Charge                     2,000                    -                   -               -      1,011        3,011
Cash expenditures                     (2,000)                   -                   -               -     (1,011)      (3,011)
                                ------------   ------------------    ----------------    ------------    -------    ---------
Balance at December 30, 2001               -                    -                   -               -          -            -
                                ------------   ------------------    ----------------    ------------    -------    ---------

Balance of all charges
combined at
      December 30, 2001         $          -   $                -    $            160    $        201    $     -    $     361
                                ============   ==================    ================    ============    =======    =========


     The balance of unpaid charges at each year-end date was included in accrued expenses in the consolidated balance sheets.

Note 5. Fixed Assets, Net

(in thousands)                                  Useful Lives          December 30, 2001         December 31, 2000
--------------                                  ------------          -----------------         -----------------
Computer equipment and software...........         3-5 Years           $      64,198            $         65,617
Furniture and fixtures....................           5 Years                  30,077                      31,737
Buildings and improvements................        Lease Term                  19,070                      19,056
Machinery and equipment...................           5 Years                  17,070                      14,222
                                                                             130,415                     130,632
                                                                      ------------------        ------------------
Less accumulated depreciation.............                                   (99,966)                    (93,671)
                                                                      ------------------        ------------------
                                                                      $       30,449            $         36,961
                                                                      ==================        ==================

     Depreciation expense was approximately $16.1 million in fiscal 2001, $20.5 million in fiscal 2000 and $22 million in fiscal 1999.

Note 6.  Long-Term Debt

     On March 13, 2000, the Company entered into a credit facility, which provides for up to $150 million in borrowings, including up to $30 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus
0.25 percent . Total outstanding letters of credit were approximately $25.7 million as of December 30, 2001. There were no borrowings outstanding under the credit facility as of December 30, 2001. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elected to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 9. A supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account as collateral for the bond and the interest relating thereto accrues to the Company. The cash in the segregated account is reported as restricted cash in the accompanying consolidated balance sheet as of December 30, 2001.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization and provides limitations on certain other activities. Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment. In the third quarter of fiscal 2000, the agreement was amended to lower the minimum tangible net worth covenant to $325 million at December 31, 2000 and thereafter increasing by 50 percent of the consolidated net income of the Company. The Company was in compliance with its financial covenants as of December 30, 2001.

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

     Interest expense in the accompanying statements of operations is presented net of interest income of $2,825,000 in fiscal 2001, $803,000 in fiscal 2000 and $336,000 in fiscal 1999.

Note 7.  Mandatorily Redeemable and Other Securities

Gentiva Obligated Mandatorily Redeemable Preferred
Securities of a Subsidiary Trust

     On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a Trust, of which the Company owns all the common equity. Simultaneously and in connection with the issuance by the Trust of the convertible trust preferred securities, the Company issued to the Trust $20 million of its 10 percent convertible subordinated debentures. The convertible preferred trust securities would be mandatorily redeemable on March 15, 2005 and may be optionally redeemed after March 15, 2001 and prior to the mandatory redemption date at a declining premium over face amount (8% at March 15, 2001 declining 2% annually through maturity). The convertible subordinated debentures have the same terms as the convertible trust preferred securities, including, but not limited to, maturity, interest, conversion and redemption price.

     The Trust which issued the convertible trust preferred securities was a special purpose trust. The Trust's operations were limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures. The Trust could pay dividends only to the extent that the Company pays interest on its convertible subordinated debentures.

     If the Company announces the redemption of its convertible subordinated debentures and, as a result, the Trust intends to redeem the convertible preferred trust securities, the holders of the preferred trust securities have the option to convert their securities into the Company's common stock at a conversion price of $9.319219 until two days before the scheduled redemption date.

     On August 7, 2001, the Company's Board of Directors authorized the Company to call for the redemption of its 10 percent convertible subordinated debentures on or about September 14, 2001 at a redemption price of 108 percent of the original principal amount of the debentures in accordance with the terms of an Indenture dated March 15, 2000, between the Company and Wilmington Trust Company. During fiscal year 2001, the Company issued 2,146,105 shares of common stock upon the conversion of $20.0 million of the convertible preferred trust securities. No convertible preferred trust securities were redeemed. As of December 30, 2001, there were no convertible subordinated debentures of the Company and no convertible preferred trust securities of the Trust outstanding.

Cumulative Preferred Stock

     The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock"). On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000. Such amount is reflected in other liabilities in the consolidated balance sheet as of December 30, 2001 and December 31, 2000.

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

     Included in selling, general and administrative expenses were $0.6 million, and $1.4 million in fiscal 2000 and 1999, respectively, relating to staffing services provided to the Company by Olsten.

Note 9. Legal Matters

Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     On November 22, 2000, the jury, in an age-discrimination lawsuit commenced in 1998, captioned Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 98 CV 1937, Court of Common Pleas, Mahoning County, Ohio (the "Fredrickson Lawsuit"), returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. The parties filed several post-trial motions, and following a March 23, 2001 hearing on the parties' respective post trial motions, the trial court, on May 17, 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. On June 14, 2001, defendants timely filed a notice of appeal with the Court of Appeals, Seventh Appellate District, Mahoning County, Ohio and on June 19, 2001, the Company posted a supersedeas bond for the full amount of the judgment, plus interest. On October 12, 2001, the Company timely filed its appellate brief with the Court of Appeals. Plaintiff filed its response brief on January 14, 2002, and defendants' reply brief was filed on February 8, 2002. Oral arguments have not been scheduled yet. The Company intends to defend itself vigorously in this matter.

     On January 2, 2002, Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508, an amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care and overbilling to the government. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. Plaintiff filed a motion to amend complaint on December 27, 2001 and served the complaint that same day. Defendant's answer and counterclaim were filed on February 25, 2002. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.

     On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. This civil action was brought pursuant to the False Claims Act. The original sealed complaint was filed in April 1999 and alleged that Olsten falsely took into income during the conversion of its financial data systems alleged overpayments due to payors. In November 2000, plaintiff filed an amended complaint adding the allegation that Olsten made false representations to the United States government in connection with a settlement agreement entered into in July 1999. The Company acknowledged service of the amended complaint on November 29, 2001 and filed its answer and counterclaim on December 3, 2001. Plaintiff filed his reply to counterclaim, counterclaim against the Company and cross claim against the United States government on January 18, 2002. The Company's answer was filed timely on February 12, 2002. The Company believes that it was the filing of the original complaint that triggered the December 1999 document subpoena from the Department of Health and Human Services, Office of Inspector General, which is discussed below under "Government Investigations."

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate.

     On June 23, 2000, the Company was served with a complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560, (the "Tennessee Lawsuit"). On July 21, 2000, the Company was served with an amended complaint in the Tennessee Lawsuit, which named as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services and Olsten Corporation. The amended complaint alleged, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act
(RICO), the Tennessee Consumer Protection Act and state common law and sought unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. By an order dated January 21, 2001, the Court ruled on defendants' motion to dismiss and dismissed plaintiffs' RICO and state common law tort claims, but allowed plaintiff's other claims to proceed to discovery. After conducting some discovery on the issues, on October 10, 2001 plaintiff filed a notice of withdrawal of certain allegations and subsequently filed a second amended complaint that dropped all class action allegations and all antitrust claims. On December 6, 2001 the parties stipulated to the dismissal of the action with each party to bear its own costs, and on December 13, 2001, the court entered an order dismissing the suit in its entirety.

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

     In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing. The alleged violations predate Olsten's acquisition of Quantum Health Resources in June 1996. The lawsuit sought unspecified monetary damages, double or treble damages, penalties and investigative costs. The parties resolved this matter during fiscal 2001 pursuant to a confidential Settlement agreement and full release. There is no ongoing obligation on the part of the Company arising from this settlement.

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

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below. In addition, in connection with the pending sale of the Specialty pharmaceutical Services business, as discussed in note 16, the Company has agreed to retain and indemnify Accredo for specified liabillity including the litigation described above and the government's investigations described below.

Government Investigations

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

     In early December 1999, Olsten received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. After preliminary discussions with the Office of Inspector General, the Company believes the subpoena relates to an investigation of possible overpayments to it by the Medicare program. The Company provided the Office of Inspector General and other government agencies with requested documents and cooperated fully with this investigation. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, which is discussed above under "Litigation." In connection with the unsealing of the complaint, and as recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this complaint that gave rise to the December 1999 document subpoena, and that following an almost two year investigation into the allegations made in the complaint, the United States decided not to intervene and not to proceed with this action. The Company believes that the government has concluded its investigation into this matter.

Note 10. Commitments

     The Company rents certain properties under noncancellable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $23.8 million in 2001, $25.0 million in 2000 and $22.5 million in 1999.

     Future minimum rental commitments and sublease rentals for all noncancellable leases having an initial or remaining term in excess of one year at December 30, 2001, including the lease for a former Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement, are as follows (in thousands):

 Fiscal Year        Total Commitment         Sublease Rentals            Net
 -----------        ----------------         ----------------            ---
        2002        $       23,320          $       1,527       $        21,793
        2003                18,140                  1,448                16,692
        2004                13,774                  1,343                12,431
        2005                 8,147                    890                 7,257
        2006                 2,449                      -                 2,449
  Thereafter                   349                      -                   349

     In connection with the Split-off, the Company entered into an agreement on March 16, 2000 pursuant to which a director of the Company and Olsten agreed not to compete with the Company for a four year period. In return for this agreement, the Company paid a lump sum of $250,000. Following the Split-off the Company paid its past president, who did not continue with the Company, $2.0 million pursuant to a change in control agreement. Such amounts were charged to expense in 2000.

Note 11.  Stock Plans

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's 1999 Stock Incentive Plan ("1999 Plan") under which 5 million shares of common stock were reserved for issuance upon exercise of options thereunder. The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director under the 1999 plan in any calendar year is 300,000. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO and NQSO cannot be less than 100 percent and 85 percent, respectively, of the fair market value at the date of grant. As of December 30, 2001, the Company has granted options for 2,063,407 shares.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of the Company's Stock & Deferred Compensation Plan for Non-Employee Directors, which provides for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors may elect to receive in cash and the remainder of which will be paid in the form of shares of common stock of the Company and also allows deferral of such payment of shares until termination of director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000. During fiscal 2001 and 2000, the Company issued 3,370 shares and 9,440 shares under the plan; as of December 30, 2001, 20,496 shares were deferred.

     Prior to the Split-off, Olsten as sole shareholder of the Company approved the adoption of an employee stock purchase plan for the Company. All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, will be eligible to purchase stock under this plan. The human resources and compensation committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The maximum number of shares of common stock, which may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan. During fiscal 2001 and 2000, the Company issued 205,639 shares and 142,788 shares, respectively, under the plan.

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

     A summary of Gentiva stock options for fiscal 2001 and fiscal 2000 is presented below.

                                                        2001                                      2000
                                       ---------------------------------------    --------------------------------------
                                                                Weighted                                 Weighted
                                            Stock                average              Stock          average exercise
                                           Options           exercise price          Options               price
                                       -----------------    ------------------    --------------    --------------------

Options outstanding, beginning of
year                                   3,689,006            $               -             -            -
      Granted in connection with
        conversion of Olsten options           -                            -     3,476,616           6.33
      Granted                            939,000                        13.22     1,124,407           5.88
      Exercised                       (2,156,796)                        6.22      (699,436)          5.51
      Cancelled                         (124,610)                       10.04      (212,581)         10.84
                                       -----------------    ------------------    --------------    --------------------
Options outstanding, end of
year                                   2,346,600            $            8.61     3,689,006         $ 6.09
                                       =================    ==================    ==============    ====================
Options exercisable, end of
year                                     838,168            $           5.82      2,683,506         $ 5.82
                                       =================    ==================    ==============    ====================


     A summary of Olsten stock options for the period from January 3, 2000 through March 15, 2000 and fiscal year 1999 for employees assigned to the Company is as follows:


                                               2000                            1999
                                   ------------------------------  ------------------------------


                                      Stock         Weighted          Stock         Weighted
                                     Options        average          Options        average
                                                 exercise price                  exercise price
                                   ------------------------------  ------------------------------
  Olsten options outstanding,
     beginning of year             1,697,362    $     13.15         1,446,067    $     15.72
  Granted                                  -            -             498,700           7.84
  Exercised                           (2,720)          8.55            (6,467)          1.28
  Cancelled                          (20,778)         13.61          (240,938)         16.18
  Converted to Gentiva options    (1,673,864)         13.15              -              -
                                   ------------------------------  ------------------------------
  Olsten options outstanding,
     end of period                 -            $       -           1,697,362    $     13.15
                                   ==============================  ==============================
  Olsten options exercisable,
     end of period                 -            $       -             633,597    $     18.77
                                   ==============================  ==============================

     The weighted average fair value of the Company's and Olsten's stock options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999, is $7.76, $2.93 and $3.15, respectively. The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; risk-free interest rates of 4.88, 6.14 to 6.65, and 4.70 percent; dividend yield of 0 percent for 2001, 2000 and 1999; expected lives of five years for all; and volatility of 65 percent for 2001, 47 percent for 2000 and 35 percent for 1999.

     The following table summarizes information about Gentiva stock options outstanding at December 30, 2001.

                                                 Options Outstanding                                Options Exercisable
                              ----------------------------------------------------------    -------------------------------------
Range of exercise prices            Number             Weighted            Weighted             Number at            Weighted
                                      at                average            average          December 30, 2001        average
                                  December 30,         exercise           remaining                                  exercise
                                     2001                price         contractual life                               price
--------------------------    --------------------- ----------------   -----------------    ------------------    ---------------
$    2.86   to    $   3.49         330,965           $    3.40              7.07                 330,965          $    3.40
$    3.61   to    $   4.39          70,673                3.97              6.82                  70,673               3.97
$    5.56   to    $   6.75         748,552                5.72              8.20                 136,618               5.69
$    6.80   to    $   8.69         156,724                7.16              5.55                 150,058               7.16
$    8.92   to    $  12.50         156,454               10.79              4.57                 146,122              10.68
$   13.19   to    $  14.50         875,500               13.20              9.01                     -                   -
$   16.70   to    $  20.75           7,732               18.75              5.30                   3,732              19.38
                              -------------------    --------------    -----------------    ------------------    ---------------
$    2.86   to    $  20.75       2,346,600           $    8.61              7.87                 838,168          $    5.82
                              ===================    ==============    =================    ==================    ===============



     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plans. Had compensation cost for the Company's and Olsten's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                  2001              2000               1999
                                                                  ----              ----               ----
Net income (loss)  - as reported                                   20,988         $(104,200)         $(15,086)
Net income (loss)  - pro forma                                     17,986          (106,052)          (16,864)
Basic income (loss) per share - as reported                          0.91             (5.05)            (0.74)
Basic income (loss) per share - pro forma                            0.78             (5.14)            (0.83)

Note 12.  Income Taxes

         Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                          2001                        2000                        1999
                                          ----                        ----                        ----
Current
  Federal                           $              --           $              --          $          (19,586)
  State and local                               1,875                       1,580                         170
  Foreign                                          --                          --                         248
                                    -----------------           -----------------          -------------------
                                                1,875                       1,580                     (19,168)
                                    -----------------           -----------------          -------------------
Deferred
  Federal                                          --                        (774)                     13,047
  State and local                                  --                          --
                                    -----------------           -----------------          -------------------
                                                   --                        (774)                     13,047
                                    -----------------           -----------------          -------------------
                                    $           1,875            $            806          $           (6,121)
                                    =================           =================          ===================

     A reconciliation of the differences between income taxes computed at Federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                    2001                 2000               1999
                                                                    ----                 ----               ----

Income taxes computed at Federal statutory tax rate          $     8,002       $        (36,188)          $  (7,422)

State income taxes, net of Federal
     benefit and valuation allowance                               1,219                  1,027                 111

Capital loss on disposition of domestic subsidiary                     -                (14,008)                  -
Amortization of intangibles                                          756                    858                 902
Nondeductible meals and entertainment                                303                    312                 265
Other                                                                 (1)                    81                  23
(Decrease) Increase in Federal valuation allowance                (8,404)                48,724                   -
                                                            ------------------------------------------------------------
                                                             $     1,875       $            806           $  (6,121)
                                                            ============================================================

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                       December 30, 2001    December 31, 2000
Deferred tax assets
       Reserves and allowances                                     $          48,663      $           58,132
       Net operating loss (Federal and state)                                 36,230                  31,206
       Other                                                                   3,347                     470
       Less: valuation allowance                                             (57,330)                (57,556)
                                                                  -----------------------------------------------
Total deferred tax asset                                                      30,910                  32,252
                                                                  -----------------------------------------------
Deferred tax liabilities
     Capitalized software                                                     (2,035)                 (2,130)
     Intangible assets                                                       (26,859)                (26,280)
     Depreciation                                                             (2,016)                 (3,842)
                                                                  ------------------------------------------------
Total deferred tax liability                                                 (30,910)                (32,252)
                                                                  ------------------------------------------------

Net deferred tax asset (liability)                                $               -        $               -
                                                                  ====================     =======================

     In accordance with the Tax Sharing Agreement, any net operating losses generated up to the Split-off are to be allocated to and utilized by Olsten. As of March 15, 2000, approximately $49.7 million of recorded tax benefits related to these net operating losses have been transferred to Olsten. At the end of 2001, Gentiva had a federal net operating loss carryforward of $89.7 million generated after Split-off date, all of which will expire by 2020. Approximately $31.3 million of the net operating loss carry forward relates to stock options, the benefits of which, when realized, will be credited to stockholders' equity.

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

     With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 30, 2001 totaling approximately $10.3 million are indicated in other assets and other liabilities on the accompanying consolidated balance sheet.

     Company contributions under the defined contribution plans were approximately $3.3 million in 2001, $2.7 million in 2000 and $3.6 million in 1999.

Note 14.  Business Segment Information

     The Company operates in the United States and, during fiscal 2000 and 1999, operated in Canada, servicing patients and customers through the following business segments: Specialty Pharmaceutical Services, Home Health Services and, for the fiscal 2000 and 1999 periods, Staffing Services. These segments are briefly described below.

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

     The Company and its chief decision makers evaluate performance and allocate resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and interest expense, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Specialty Pharmaceutical Services segment revenues generated from services provided to the Home Health Services segment. Identifiable assets of the segments reflect net accounts receivable and inventories associated with segment activities. All other assets, including goodwill, are assigned to corporate for the benefit of all segments for purposes of segment disclosure.

     During fiscal 2001, the Company changed its evaluation performance methodology, as described below, which resulted in a change in reportable segments. In the fiscal 2000 and 1999 periods, clinical support services for the pharmaceutical and biotechnology firms and staffing services provided under a state contract were included in the Staffing Services segment. In 2001, the Company considers these services to be part of the Specialty Pharmaceutical Services segment and Home Health Services segment, respectively. In addition, services relating to care management and coordination for managed care organizations and self-insured employees were allocated between Specialty Pharmaceutical Services and Home Care Nursing Services segments in the fiscal 2000 periods based on the nature of services rendered; in 2001, the Company considers these services to be part of the Home Health Services segment. Furthermore, Canadian operating results were included in the Home Care Nursing Services segment in the prior year periods and are now reflected in the Staffing and Canada results for presentation purposes. Prior year segment data has been reclassified to conform with the current year presentation.

Information about the Company's operations is as follows (in thousands):

                                    Specialty
                                                Pharmaceutical         Home Health       Staffing and
                                                   Services             Services            Canada             Total
                                              --------------------    --------------    ---------------    --------------
Year ended December 30, 2001
Net revenues - segments                       $      739,315          $     729,577     $        -         $ 1,468,892
                                              ====================    ==============    ===============
Intersegment revenues                                                                                          (91,205)
                                                                                                           --------------
Net revenues                                                                                               $ 1,377,687
                                                                                                           ==============

Operating contribution                        $       72,945                 51,423     $        -         $   124,368
                                              ====================    ==============    ===============
Corporate expenses                                                                                             (71,821)
Special Charges - corporate                                                                                     (3,011)
                                                                                                           --------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                 49,536

Depreciation and amortization                                                                                  (26,522)
Interest income, net                                                                                              (151)
                                                                                                           --------------

Income before income taxes                                                                                 $    22,863
                                                                                                           ==============

Segment assets                                $      286,503                140,838    $        -          $   427,341
                                              ====================    ==============   ===============
Intersegment assets                                                                                            (11,545)
                                                                                                           --------------
Segment assets, net                                                                                           $415,796
Corporate assets                                                                                               422,538
                                                                                                           --------------
Total assets                                                                                               $   838,334
                                                                                                           ==============

Year ended December 31, 2000
Net revenues - segments                       $      699,327                736,547           145,218        1,581,092

                                              ====================    ==============    ===============
Intersegment revenues                                                                                          (74,448)
                                                                                                           --------------
Net revenues                                                                                               $ 1,506,644
                                                                                                           ==============

Operating contribution before special charges $       84,644                 40,317            10,802          135,763

Special charges - segments                           (97,025)               (37,966)             -            (134,991)
                                              --------------------    --------------    ---------------    --------------
Operating (loss) contribution                 $      (12,381)                 2,351     $      10,802              772
                                              ====================    ==============    ===============
Special charges - corporate                                                                                    (18,252)
Gain on sales of businesses                                                                                     36,682
Corporate expenses                                                                                             (81,036)
                                                                                                           --------------
Loss before interest expense,
taxes, depreciation and amortization                                                                           (61,834)

Depreciation and amortization                                                                                  (31,682)
Interest expense, net                                                                                           (9,878)
                                                                                                           --------------
Loss before income taxes                                                                                   $  (103,394)
                                                                                                           ==============

Segment assets                                $      302,833                185,208     $        -             488,041
                                              ====================    ==============    ===============
Intersegment assets                                                                                            (17,752)
                                                                                                           --------------
Segment assets, net                                                                                        $   470,289

Corporate assets                                                                                               335,195
                                                                                                           --------------
Total assets                                                                                               $   805,484
                                                                                                           ==============



                                                  Specialty
                                                Pharmaceutical         Home Health       Staffing and
                                                   Services             Services            Canada             Total
                                              --------------------    --------------    ---------------    --------------

Year ended January 2, 2000
Net revenues - segments                       $   665,126             $   727,228       $    152,067       $ 1,544,421
                                              ====================    ==============    ===============
Intersegment revenues                                                                                          (54,599)
                                                                                                           --------------
Net revenues                                                                                               $ 1,489,822
                                                                                                           ==============

Operating contribution before special
charges                                       $    95,059            $     26,576      $       8,970       $   130,605

Special charges - segments                         (1,730)                (13,090)              (380)          (15,200)
                                              --------------------    --------------    ---------------    --------------
Operating contribution (loss)                 $    93,329            $     13,486      $       9,369       $   115,405

                                              ====================    ==============    ===============
Corporate expenses                                                                                             (86,012)
                                                                                                           --------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                                                 29,393

Depreciation and amortization                                                                                  (33,625)
Interest expense, net                                                                                          (16,975)
                                                                                                           --------------
Loss before income taxes                                                                                   $   (21,207)
                                                                                                           ==============

Segment assets                                $  230,323              $     414,278     $        24,077    $   668,678
                                              ====================    ==============    ===============
Intersegment assets                                                                                                 -
                                                                                                           --------------
Segment assets, net                                                                                        $   668,678
Corporate assets                                                                                               394,337
                                                                                                           --------------
Total assets                                                                                               $ 1,063,015
                                                                                                           ==============


     Financial information, summarized by geographic area, is as follows (in thousands):


                                      Net Revenues             Long-lived assets
Year ended December 30, 2001
United States                         $1,377,687                $   267,979
                                      ===================       ================

Year ended December 31, 2000
United States                         $1,472,316                $   281,978
Canada
                                          34,328                      2,232
                                      -------------------       ----------------
                                      $1,506,644                $   284,410
                                      ===================       ================
Year ended January 2, 2000
United States                         $1,446,532                $   302,601
Canada                                    43,290                      1,183
                                      -------------------       ----------------
                                      $1,489,822                $   303,784
                                      ===================       ================

Note 15.      Quarterly Financial Information (Unaudited)

                                                   First         Second           Third          Fourth
                                                  quarter        quarter         quarter         quarter
                                                ------------   ------------    ------------    ------------
                                                     $              $               $               $
                                                ------------   ------------    ------------    ------------
                                                           (in thousands, except share amounts)
Year ended December 30, 2001
Net revenues                                    $357,178       $335,444        $ 328,262       $356,803
Gross profit                                     116,430        113,635          112,100        116,914
Net income                                         6,112          2,318            6,246          6,312
Net income per share:
       Basic                                        0.28           0.10             0.26           0.25
       Diluted                                      0.26           0.10             0.24           0.24

Year ended December 31, 2000
Net revenues                                    $384,607       $383,270        $ 380,325       $358,442
Gross profit                                     128,502        128,624          118,165        109,709
Net income (loss)                                 (1,906)         2,171         (130,346)        25,881

Net income (loss) per share:
       Basic                                       (0.09)          0.11            (6.30)          1.23
       Diluted                                     (0.09)          0.10            (6.30)          1.05

     During the year ended December 30, 2001, the Company recorded special charges of $3.0 million in the second quarter in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.

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

Note 16.      Subsequent Event

     On January 2, 2002, the Company entered into a definitive agreement with Accredo Health, Incorporated ("Accredo") to sell the assets and business of the Company's Specialty Pharmaceutical Services business, including certain corporate assets and operations, for $415 million, subject to adjustment, to be paid half in cash and half in shares of Accredo common stock provided that the average closing price per share of Accredo common stock on the NASDAQ National Market for the twenty trading days ending on the second trading day prior to the closing of the acquisition is between $31 and $41 per share. If the average closing price is outside of these limits, the number of Accredo shares to be issued will be fixed at the outside levels, and the value of the stock consideration will fluctuate, increasing if the average closing price is above $41 and decreasing if the average closing price is below $31. The purchase price of $415 million is also subject to adjustment for changes in the net book value of the Specialty Pharmaceutical Services business as of the closing date of the acquisition, to the extent that such net book value is outside of the range between $247.5 million and $252.5 million. (At December 30, 2001, the net book value of the Specialty Pharmaceutical Services business was within such range.)

     The Company intends to distribute substantially all of the consideration it receives in connection with the sale to shareholders following the closing of the transaction. Management expects that the disposition will be consummated during the second quarter of 2002 and that a gain will be recorded on the disposition.

     The Specialty Pharmaceuticals Services business will be treated as a discontinued operation following the date on which shareholders approve the transaction. Subsequent to the closing date of the transaction, the Company intends to operate in the home health services business.

                 GENTIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 30, 2001
                                 (in thousands)


                                                                    Additions
                                                 Balance at     charged to costs
                                                Beginning of           and                         Balance at end
                                                   period           expenses         Deductions       of period
                                                ------------    ----------------     ----------    ---------------

Allowance for Doubtful Accounts:

For the Year Ended December 30, 2001               $105,962          $35,221          $(53,028)         $88,155

For the Year Ended December 31, 2000                $36,759         $144,883          $(75,680)        $105,962

For the Year Ended January 2, 2000                  $25,596          $38,687          $(27,524)         $36,759
