Form 10-K/A
period 2001-12-30
GENTIVA HEALTH SERVICES INC
filed 2002-05-10
CIK 1096142

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

   Title of each class                 Name of each exchange on which registered
Common Stock, par value $.10 per share                   NASDAQ

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

Competitive Position

     Specialty pharmaceutical services. The specialty pharmaceutical services business is highly competitive. Companies engaged in this business include national chain pharmacies, mail order pharmacies, hospital-based pharmacies and specialty pharmaceutical distributors. The Company's primary national competitors are Caremark RX, Inc. (CTS), Accredo and Priority Healthcare Corporation. Based on the Global Equity Research report on the Biotech Pharmacy Industry prepared by Warburg Dillon Read in 2000, the Company believes that its specialty pharmaceutical services business currently has approximately an 11% market share in the specialty pharmaceutical services industry. Competition is based on quality of care and service offerings, as well as upon patient and referral source relationships, price and reputation.

     Home health care services. The segments of the home health care industry in which the Company operates are also highly competitive and fragmented. Home health care nursing providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some segments of the home health care market in which the Company operates. The Company's primary competitors for its home health care nursing services business are hospital-based home health agencies, local home health agencies, and visiting nurse associations. Based on information contained in the Health Care Financing Administration website, a government website containing information on the home health care market in 2000, the Company believes its home health care business holds approximately a 2% to 3% market share. The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its widespread office network and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

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

                              --------------------

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

     On January 2, 2002, Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508, an amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care and overbilling to the government. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. Plaintiff filed a motion to amend complaint on December 27, 2001 and served the complaint that same day. Defendant's answer and counterclaim were filed on February 25, 2002. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter. Given the preliminary stage of this litigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. This civil action was brought pursuant to the False Claims Act. The original sealed complaint was filed in April 1999 and alleged that Olsten falsely took into income during the conversion of its financial data systems alleged overpayments due to payors. In November 2000, plaintiff filed an amended complaint adding the allegation that Olsten made false representations to the United States government in connection with a settlement agreement entered into in July 1999. The Company acknowledged service of the amended complaint on November 29, 2001 and filed its answer and counterclaim on December 3, 2001. Plaintiff filed his reply to counterclaim, counterclaim against the Company and cross claim against the United States government on January 18, 2002. The Company's answer was filed on February 12, 2002. The Company believes that it was the filing of the original complaint that triggered the December 1999 document subpoena from the Department of Health and Human Services, Office of Inspector General, which is discussed below under "Government Investigations." Given the preliminary stage of this litigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate. The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company. The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaims.

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

     In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. To the Company's knowledge, the government has not filed a complaint against the Company, nor has the government quantified the amount of alleged damages relating to this matter. Recently, the government has asserted that this matter could fall under the Federal False Claims Act (the "Act"), and if liability is found under the Act, the government would be able to assess double or treble damages against the Company. The Company disputes the government's assertions, but continues to cooperate with the government in its investigation of this matter and to provide the government with the requested documents. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this subpoena.

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

Item 4(a).  Executive Officers of the Company.

     The following table sets forth certain information regarding each of the Company's executive officers as of March 25, 2002:

                                              Executive                           Position and Offices
                 Name                       Officer Since       Age                 with the Company
-----------------------------------      ------------------   ------  --------------------------------------------
Edward A. Blechschmidt                           1999            49    President, Chief Executive Officer and
                                                                       Chairman of the Board of Directors
John J. Collura                                  1999            55    Executive Vice President, Chief Financial
                                                                       Officer and Treasurer
Ronald A. Malone                                 2000            47    Executive Vice President and President,
                                                                       Home Health Care Services Division
Robert J. Nixon                                  1999            45    Executive Vice President and President,
                                                                       Specialty Pharmaceutical Services Division
Richard C. Christmas                             1999            47    Senior Vice President and Chief
                                                                       Information Officer
E. Rodney Hornbake, M.D.                         2000            51    Senior Vice President and Chief Medical
                                                                       Officer
Patricia C. Ma                                   1999            40    Senior Vice President, General Counsel and
                                                                       Secretary
Vernon A. Perry                                  1999            50    Senior Vice President - Nursing Services
David C. Silver                                  2000            59    Senior Vice President - Human Resources
Christopher L. Anderson                          2001            30    Vice President and Chief Compliance
                                                                       Officer
John R. Potapchuk                                2001            49    Vice President and Controller

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

                              --------------------

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

     The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2000 and 2001:




             2000                           High                  Low
----------------------------------    -----------------   ----------------------
1st Quarter (beginning March 16)          $  7.25               $ 5.25
2nd Quarter                                 10.00                 6.19
3rd Quarter                                 14.00                 7.63
4th Quarter                                 14.38                10.19

             2001                           High                  Low
----------------------------------    -----------------   ----------------------
1st Quarter                                $20.38               $13.06
2nd Quarter                                 23.50                15.60
3rd Quarter                                 20.90                16.35
4th Quarter                                 22.44                15.66

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

                                                                   Fiscal Year Ended
                                      ----------------------------------------------------------------------------
                                           2001            2000           1999           1998            1997
                                      -------------   -----------    ------------     -------------  -------------
                                                                                       (53 weeks)
Statement of Operations Data                             (In thousands except per share amount)
----------------------------          ----------------------------------------------------------------------------
Net revenues...................         $1,377,687    $1,506,644      $ 1,489,822     $1,330,303      $1,433,854
Gross profit...................            459,079       485,000          505,426        421,407         520,586
Selling, general and
  administrative expenses......            436,065       615,198          509,658        552,528         460,254
Net income (loss)..............             20,988(1)   (104,200)(2)      (15,086)(3)   (101,465)(4)      26,847
Net income (loss) per share (5)
     Basic.....................               0.91         (5.05)           (0.74)         (4.99)            1.32
     Diluted...................               0.85         (5.05)           (0.74)         (4.99)            1.32
Average shares outstanding (5)
     Basic.....................             23,186        20,637           20,345         20,345          20,345
     Diluted...................             25,869        20,637           20,345         20,345          20,345
Balance Sheet Data (at end of
  year)
Cash and cash equivalents......         $   71,999    $      452      $     2,942     $      799      $       --
Restricted cash................             35,164            --               --             --              --
Working capital................            401,201       348,684          438,536        367,915         346,135
Total assets...................            838,334       805,484        1,063,105        945,738         783,478
Long-term debt and other
  securities...................                 --        20,000               --         86,250          86,250
Tangible net worth (6).........            401,166       335,447          454,994        305,743         295,707
Shareholders' equity...........            621,707       566,149          705,291        561,859         530,270

(1) Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al. and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. See Note 4 to the Company's Consolidated Financial Statements.

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

     In the Specialty Pharmaceutical Services business, revenue growth for fiscal 2000 was attributable to volume increases in the pulmonary hypertension therapy Flolan(R) which increased by 23.5 percent and the nutrition support therapies such as Total Parental Nutrition (TPN), which increased by 40.9 percent. The revenue growth in these therapies, however, was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, and the Bayer Corporation's decision in 1999 to begin directly distributing Prolastin(R), an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antirypsin Deficiency. In 1999, Prolastin revenue approximated $19 million.

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

     Bad Debt/Receivables Write-Off

     During fiscal 2000, the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management, (ii) development of numerous enhancements to its billing and collection systems, and
(iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable. These initiatives are further described herein.

     The Specialty Pharmaceutical Services business implemented a new billing and collection system in the fourth quarter of 1999. Difficulties were encountered in the functionality of the new billing system from the date of implementation through the second quarter of 2000 that resulted in an inability to efficiently and effectively bill new accounts and obtain appropriate documentation and support the follow-up of outstanding accounts. During the third quarter of fiscal 2000, the system implementation difficulties were resolved and a significant number of billing and collection system enhancements were made, which provided management with new and enhanced information as to the collectibility of receivables that was previously unavailable. This information included historical cash collection data segregated by the time period for which the related revenue was recognized, accounts receivable aging trends by payor source and other statistical data.

     In May 2000, with the system enhancements now available, the Company hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection processes for both the Specialty Pharmaceutical Services business and the Home Health Services business. During the third quarter of 2000, as a result of the work performed by the consultant and the information resulting from the enhanced billing and collection processes, it was determined that the filing deadlines for submitting certain claims for reimbursement to government and commercial payors had expired and documentation required by payors to support certain other claims could not be located. Furthermore, the results of the consultant's cash collection efforts during the period of its engagement were significantly less than initially estimated.

     As a result of the consultant's engagement and the new information that became available from the enhancements to the billing and collection systems and changes in operational processes and procedures, management concluded that certain aged accounts which it previously believed were collectible should be written off because the continuing effort and cost of pursuing collections of these accounts could not be justified. Management decided to focus on the billing and collection activities relating to more current receivable balances.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112.0 million in the third quarter of fiscal year 2000 relating to government and commercial payors, of which $90.0 million related to the Specialty Pharmaceutical Services business and $22.0 million related to the Home Health Services business. The incremental provision for doubtful accounts related to revenues recognized in the following years: $34 million in fiscal 1998 and prior, $52 million in fiscal 1999 and $26 million in fiscal 2000. This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2000.

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

     Although the Company had cash and cash equivalents, including approximately $35 million of restricted cash, of approximately $107 million at December 30, 2001, approximately $21 million represented cash advances from the Medicare program which are expected to be repaid by the Company during 2002, approximately $14 million is expected to be paid upon the closing of the sale of the Specialty Pharmaceutical Services business as transaction costs (including advisor fees and payments under change in control agreements and severance arrangements), approximately $9 million may be required to cover a portion of the corporate taxes resulting from the receipt of consideration from the sale of the Specialty Pharmaceutical Services business and up to $25 million is intended to be used in connection with a cash tender offer for all of the Company's stock options which will commence prior to the closing of the sale of the Specialty Pharmaceutical Services business. After considering the aforementioned cash outflows and anticipated cash flow from operations and cash proceeds from the exercise of stock options that could be generated through the closing date, the Company expects to have a balance of cash and cash equivalents, including restricted cash in excess of $60 million following the distribution to stockholders of the consideration to be received from Accredo Health, Incorporated upon the sale of the Specialty Pharmaceutical Services business.

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

Litigation and Government Investigations

     The Company is a party to certain legal actions and government investigations. See Item 3. Legal Proceedings and Note 9 to the Company's Consolidated Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data.

     The following financial statements and financial schedule of the Company are included in this report:

                                                                                             Page(s) in this
                                                                                                 Report
                                                                                             ---------------
Report of Independent Accountants.................................................                 F-2

Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000.........                 F-3

Consolidated Statements of Operations for the three years ended
     December 30, 2001............................................................                 F-4

Consolidated Statements of Changes in Shareholders' Equity for the three
     years ended December 30, 2001................................................                 F-5

Consolidated Statements of Cash Flows for the three years ended
     December 30, 2001............................................................                 F-6

Notes to Consolidated Financial Statements........................................                 F-7

Schedule II - Valuation and Qualifying Accounts for the three years
     ended December 30, 2001......................................................                F-33

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

Class I - Directors with Terms Expiring in 2004

Victor F. Ganzi.........................       Mr. Ganzi has served as a director of the Company and Chairman of the Audit Committee of the Board since November 1999.  He served as a director of Olsten Corporation from 1998 until March 2000.
                                               He has been executive vice president of The Hearst Corporation, a diversified communications company with interests in magazine, newspaper and business publishing and television and radio stations, since March 1997, and its chief operating officer since
                                               March 1998.  From 1992 to 1997, at various times, Mr. Ganzi served as Hearst's senior vice president, chief financial officer, and chief legal officer.  From March 1995 until October 1999 he was group head of Hearst's Books/Business Publishing Group.  He is a director of Hearst-Argyle Television, Inc.  Mr. Ganzi is 55 years old.

Josh S. Weston..........................       Mr. Weston has served as a director of the Company and Chairman of the Human Resources and Compensation Committee of the Board since
                                               November 1999.  He served as a director of Olsten Corporation from
                                               1995 until March 2000.  Since May 1998, he has been honorary chairman of Automatic Data Processing, Inc., a provider of computerized transaction processing, data communication and information services.  He was chairman of Automatic Data
                                               Processing, Inc. from 1982 to April 1998 and was chief executive officer of Automatic Data Processing, Inc. from 1982 to August
                                               1996.  He is a director of Aegis Communications, Inc., Automatic
                                               Data Processing, Inc., Exult Inc., J. Crew Inc. and Russ Berrie
                                               Corp. and a trustee of Atlantic Health Systems, Inc.  Mr. Weston is 73 years old.

Gail Wilensky...........................       Dr. Wilensky has served as a director of the Company and a member of the Audit Committee of the Board since March 2000.  She is currently the John M. Olin Senior Fellow at Project HOPE, an international health foundation, and Co-Chair of the President's
                                               Task Force To Improve Healthcare Delivery For Our Nation's
                                               Veterans.  From 1997 - 2001, she chaired the Medicare Payment
                                               Advisory Commission.  She served as deputy assistant to President
                                               George H. Bush for policy development from March 1992 to January
                                               1993 and as administrator of the Health Care Financing
                                               Administration from January 1990 to March 1992.  She is an elected member of the Institute of Medicine and serves as a trustee of the
                                               Combined Benefits Fund of the United Mineworkers of America and
                                               the Research Triangle Institute.  She is an advisor to the Robert
                                               Wood Johnson Foundation and The Commonwealth Fund.  She is a
                                               director of Advanced Tissue Sciences, ManorCare, Quest
                                               Diagnostics, Syncor International and United HealthCare.  Dr.
                                               Wilensky is 58 years old.

Class II - Directors with Terms Expiring in 2002

Edward A. Blechschmidt..................       Mr. Blechschmidt has served as president, chief executive officer and chairman of the board of directors of the Company since
                                               November 1999.  He served as the chief executive officer and a director of Olsten Corporation from February 1999 until March
                                               2000.  He was also the president of Olsten Corporation from
                                               October 1998 until March 2000 and served as the chief operating officer of Olsten Corporation from October 1998 to February 1999.
                                               From August 1996 to October 1998 he was president and chief executive officer of Siemens Nixdorf Americas, an information technology company.  From January 1996 to July 1996 he was senior vice president and chief financial officer of Unisys Corporation, a provider of information technology and consulting services.  Mr.
                                               Blechschmidt is 49 years old.

Steven E. Grabowski.....................       Mr. Grabowski has served as a director of the Company since
                                               November 1999.  He is currently a Vice President in the Private
                                               Client Group of UBS Paine Webber, a member of the New York Stock
                                               Exchange, where he has worked since 1991.  He is the
                                               brother-in-law of Mr. Stuart Olsten, a director of the Company.
                                               Mr. Grabowski is 47 years old.

Raymond S. Troubh.......................       Mr. Troubh has served as a director of the Company and a member of the Human Resources and Compensation Committee of the Board since
                                               November 1999 and as a member of the Audit Committee of the Board since May 2000.  He served as a director of Olsten Corporation from 1993 until March 2000.  He has been a financial consultant for more than five years.  He is a director of ARIAD
                                               Pharmaceuticals, Inc., Diamond Offshore Drilling Inc., Enron
                                               Corp., General American Investors Company, Health Net, Inc.,
                                               Hercules Incorporated, Starwood Hotels and Resorts, Triarc
                                               Companies and WHX Corporation.  Mr. Troubh became a director of
                                               Enron Corp. in November 2001.  He is also a Trustee of Petrie
                                               Stores Liquidating Trust.  Mr. Troubh is 75 years old.

Class III - Directors with Terms Expiring in 2003

Stuart R. Levine........................       Mr. Levine has served as a director of the Company and a member of the Human Resources and Compensation Committee of the Board since
                                               November 1999.  He served as a director of Olsten Corporation from
                                               1995 until March 2000.  Since June 1996 he has served as the chairman and chief executive officer of Stuart Levine and
                                               Associates LLC, an international consulting and training company.
                                               From September 1992 to June 1996 he was chief executive officer of
                                               Dale Carnegie & Associates, Inc.  He is the author of the best seller, The Leader in You.  Mr. Levine currently serves as a trustee of North Shore - LIJ Health System, and for 15 years, until 1995, he served as a vice chairman of North Shore Hospital.
                                               Mr. Levine is 54 years old.

Stuart Olsten...........................       Mr. Olsten has served as a director of the Company since November
                                               1999.  He served as a director of Olsten Corporation from 1986 until March 2000.  From February 1999 until March 2000 he was the chairman of the board of directors of Olsten Corporation.  He was vice chairman of Olsten Corporation from August 1994 to February
                                               1999 and was president of Olsten Corporation from April 1990 to
                                               February 1999.  Since April 2001, he has been chairman of Olsten
                                               Venture Partners, which acquires and manages companies in the food service industry.  He is a director of Adecco SA.  He is the brother-in-law of Mr. Steven Grabowski, a director of the
                                               Company.  Mr. Olsten is 49 years old.

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

                           Summary Compensation Table


                                                                                           Long Term
                                                                                         Compensation
                                                                                         ------------
                                                     Annual Compensation                    Awards
                                     --------------------------------------------------  ------------
                                                                          Other Annual    Securities       All Other
                                                                          Compensation    Underlying     Compensation
Name and Principal Position           Year (1)   Salary($)    Bonus ($)      ($) (2)      Options(#)        ($) (3)
----------------------------------   ---------   ---------   ----------   ------------   ------------    ------------
Edward A. Blechschmidt...........       2001     $ 600,000    $ 700,000     $  7,707         60,000       $  906,445
  President,  Chief Executive           2000       458,654      650,000        7,777         90,000        3,758,078
  Officer  and Chairman of the
  Board (4)
John J. Collura..................       2001       340,000      200,000        6,015         40,000           70,531
  Executive Vice President Chief        2000       330,791      140,000        4,693         65,000           86,447
  Financial Officer and Treasurer
Robert J. Nixon..................       2001       380,000      165,000        4,115         40,000           37,679
  Executive Vice President              2000       379,038      150,000        2,973         65,000           30,469
Ronald A. Malone.................       2001       375,000      180,000        3,099         40,000           38,551
  Executive Vice President (5)          2000       284,519      200,000        3,162         65,000           26,919
E. Rodney Hornbake...............       2001       275,000       60,000        1,433         15,000           11,472
  Senior Vice President and Chief       2000       273,791       65,000        1,461         20,000           14,155
  Medical Officer

--------------------------------------

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

(5) For fiscal 2000, Mr. Malone's salary shown is for the period March 15, 2000 through December 31, 2000.

Stock Options

                     Stock Option Grants in Last Fiscal Year

                                                        Individual Grants
                                    --------------------------------------------------------
                                       Number of     Percent of                                 Potential Realizable
                                       Securities      Total                                      Value at Assumed
                                       Underlying     Options                                  Annual Rates of Stock
                                        Options      Granted to     Exercise                      Appreciation for
                                        Granted     Employees in     Price      Expiration        Option Term (1)
                                         (#)(2)     Fiscal Year      ($Sh)         Date         5% ($)       10% ($)
                                    --------------  ------------    ----------  ------------   ---------   ------------
Edward A. Blechschmidt...........        60,000          6.5%        $13.1875     1/2/11       $ 497,616    $1,261,014
John J. Collura..................        40,000          4.3          13.1875     1/2/11         331,744       840,676
Robert J. Nixon..................        40,000          4.3          13.1875     1/2/11         331,744       840,676
Ronald A. Malone.................        40,000          4.3          13.1875     1/2/11         331,744       840,676
E. Rodney Hornbake ..............        15,000          1.6          13.1875     1/2/11         124,404       315,254


--------------------------------------

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

           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values


                                                                     Number of Securities          Value of Unexercised
                                         Shares                     Underlying Unexercised         In-the-Money Options
                                      Acquired on      Value      Options at Fiscal Year End (#)   at Fiscal Year End ($)
                                      Exercise (#)  Realized ($)  Exercisable   Unexercisable  Exercisable    Unexercisable
                                      ------------  ------------  -----------   -------------  -----------    -------------
Edward A. Blechschmidt...........       417,609     $7,258,988      339,464        120,000      $6,293,544     $1,505,625
John J. Collura..................       115,148      1,964,707            0        83,332                0      1,057,999
Robert J. Nixon..................       231,016      3,369,169       36,816        83,332          462,148      1,057,999
Ronald A. Malone.................        17,598        276,947        4,070        83,332           65,629      1,057,999
E. Rodney Hornbake ..............         6,668         80,891            0        28,332                0        349,249

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

                               [PERFORMANCE GRAPH]

                                                         3/16/2000         12/31/00         12/30/01
Gentiva Health Services, Inc.                             $100.00           $222.92          $366.67

NASDAQ Market Index                                        100.00             53.34            42.52

Peer Group Index                                           100.00            212.92           243.41

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

                                                                        Amount of Shares
                                                                      of Common Stock and
                                                                      Nature of Beneficial       Percent of Class
                                                                        Ownership(1) (2)          Owned (if more
                                                                             (3)(4)                  than 1%)
                                                                      --------------------       ----------------
Name of Beneficial Owner
------------------------
Edward A. Blechschmidt.......................................              589,464                      2.2%
John J. Collura..............................................               66,703                       --
E. Rodney Hornbake...........................................               18,334                       --
Ronald A. Malone.............................................               70,703                       --
Robert J. Nixon..............................................              109,947                       --
Victor F. Ganzi..............................................               45,257                       --
Steven E. Grabowski(5).......................................            1,371,706                      5.3%
Stuart R. Levine.............................................               34,824                       --
Stuart Olsten(6).............................................            1,541,927                      5.9%
Raymond S. Troubh(7).........................................              136,021                       --
Josh S. Weston...............................................                7,800                       --
Gail Wilensky................................................                7,562                       --
Cheryl Olsten(8).............................................            1,371,706                      5.3%
Steinberg Priest Capital Management Company, Inc.(9).........            1,671,873                      6.4%
   12 East 49th Street
   New York, NY
All executive officers and directors as a group (18 persons)             3,481,184(10)                 13.1%

(1) Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(2) Includes beneficial ownership of the following number of shares that may be acquired upon exercise of presently exercisable stock options under Gentiva's stock option plans: Mr. Blechschmidt-- 389,464; Mr. Collura-- 35,000; Dr. Hornbake-- 11,666; Mr. Malone-- 39,070; Mr. Nixon-- 71,816; Mr.
     Ganzi-- 5,000; Mr. Grabowski-- 5,000; Mr. Levine-- 5,000; Mr. Olsten-- 5,000; Mr. Troubh-- 5,000; Mr. Weston-- 5,000; and Dr. Wilensky-- 5,000.

(3) Includes beneficial ownership of the following number of whole shares acquired and currently held under Gentiva's Employee Stock Purchase Plan:
     Mr. Collura -- 341; Mr. Malone -- 3,212; and Mr. Nixon -- 2,115.

(4) Includes beneficial ownership of the following number of shares representing the equivalent of units deferred under Gentiva's Stock & Deferred Compensation Plan for Non-Employee Directors Mr. Ganzi-- 5,124; Mr. Grabowski-- 5,124; Mr. Olsten-- 5,124; and Mr. Troubh-- 5,124.

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

     Gentiva Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

     --   Report of Independent Accountants

     --   Consolidated Balance Sheets as of December 30, 2001 and December 31,
          2000

     -- Consolidated Statements of Operations for the three years ended December 30, 2001

     -- Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 30, 2001

     -- Consolidated Statements of Cash Flows for the three years ended December 30, 2001

     --   Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

     -- Schedule II - Valuation and Qualifying Accounts for the three years ended December 30, 2001

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

     10.16 First Amendment and Consent Agreement dated September 15, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein(6)

     10.17 Purchase and Sale Agreement dated August 25, 2000 by and between the Company and InteliStaf Group, Inc. (formerly known as GS Acquisition Co.) (6)

     10.18 Second Amendment and Consent Agreement dated as of November 20, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein (7)

     10.19 Third Amendment dated as of June 1, 2001 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein (8)

     10.20 Fourth Amendment and Consent Agreement dated as of August 22, 2001 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein (10)

     10.21 Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health Incorporated, the Company and the Sellers named therein (9)

     21.         List of Subsidiaries of Company (10)

     23.         Consent of PricewaterhouseCoopers LLP, independent accountants+

---------------------

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

(10) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 30, 2001.

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

                            GENTIVA HEALTH SERVICES, INC.


Date:  May 10, 2002         By:  /s/ John J. Collura
                                 -----------------------------------------------
                                 John J. Collura
                                 Executive Vice President, Chief Financial
                                 Officer and Treasurer

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.

Report of Independent Accountants.....................................     F-2

Consolidated Balance Sheets as of December 30, 2001
     and December 31, 2000............................................     F-3

Consolidated Statements of Operations for the three years
     ended December 30, 2001..........................................     F-4

Consolidated Statements of Changes in Shareholders' Equity
     for the three years ended December 30, 2001......................     F-5

Consolidated Statements of Cash Flows for the three years
     ended December 30, 2001..........................................     F-6

Notes to Consolidated Financial Statements............................     F-7

Schedule II - Valuation and Qualifying Accounts for the
     three years ended December 30, 2001..............................     F-33

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


PricewaterhouseCoopers LLP


New York, New York
February 6, 2002

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                December 30, 2001     December 31, 2000
                                                                                ------------------    -----------------
ASSETS
Current assets
     Cash and cash equivalents                                                      $     71,999         $        452
     Restricted cash                                                                      35,164                   --
     Receivables, less allowance for doubtful accounts of
        $88,155 and $105,962, respectively                                               368,196              419,178
     Inventories                                                                          47,600               51,111
     Prepaid expenses and other current assets                                            47,396               50,333
                                                                                    ------------         ------------
         Total current assets                                                            570,355              521,074
     Fixed assets, net                                                                    30,449               36,961
     Intangibles, principally goodwill, net of accumulated
        amortization of $113,977 and $103,573, respectively                              220,541              230,702
     Other assets                                                                         16,989               16,747
                                                                                    ------------         ------------
         TOTAL ASSETS                                                               $    838,334         $    805,484
                                                                                    ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                               $     57,726         $     74,083
     Accrued expenses                                                                     63,874               50,682
     Payroll and related taxes                                                            16,094               17,305
     Insurance costs                                                                      31,460               30,320
                                                                                    ------------         ------------

         Total current liabilities                                                       169,154              172,390
Other liabilities                                                                         47,473               46,945
Gentiva-obligated mandatorily redeemable convertible
     securities of a subsidiary holding solely Gentiva
     debentures                                                                               --               20,000
Shareholders' equity
     Common stock, $.10 par value; authorized 100,000,000 shares, issued and outstanding 25,638,794 and 21,196,693 shares,
        respectively                                                                       2,564                2,120
     Additional paid-in capital                                                          722,725              689,163
     Accumulated deficit                                                                (103,582)            (124,570)
     Accumulated other comprehensive loss                                                     --                 (564)
                                                                                    ------------         ------------

         Total shareholders' equity                                                      621,707              566,149
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                    ------------         ------------
                                                                                    $    838,334         $    805,484
                                                                                    ============         ============


                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Fiscal Years Ended
                                                              -------------------------------------------------
                                                                   2001              2000              1999
                                                              -------------    --------------    --------------
Net revenues...........................................       $  1,377,687      $  1,506,644      $  1,489,822
Cost of services sold..................................            918,608         1,021,644           984,396
                                                              -------------    --------------    --------------
       Gross profit....................................            459,079           485,000           505,426
Selling, general and administrative expenses...........           (436,065)         (615,198)         (509,658)
Gain on sale of businesses.............................                 --            36,682                --
Interest expense, net..................................               (151)           (9,878)          (16,975)
                                                              -------------    --------------    --------------
Income (loss) before income taxes......................             22,863          (103,394)          (21,207)
Income tax expense (benefit)...........................              1,875               806            (6,121)
                                                              -------------    --------------    --------------
       Net income (loss)...............................       $     20,988      $   (104,200)     $    (15,086)
                                                              =============    ==============    ==============
Net income (loss) per share
       Basic...........................................       $       0.91      $      (5.05)     $      (0.74)
                                                              =============    ==============    ==============
       Diluted.........................................       $       0.85      $      (5.05)     $      (0.74)
                                                              =============    ==============    ==============
Average shares outstanding
       Basic...........................................             23,186            20,637            20,345
                                                              =============    ==============    ==============
       Diluted.........................................             25,869            20,637            20,345
                                                              =============    ==============    ==============

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 30, 2001
                      (In thousands, except share amounts)

                                                                                        Retained       Accumulated
                                                                         Additional     Earnings          Other
                                                     Common Stock          Paid-in    (Accumulated)   Comprehensive
                                                 Shares       Amount       Capital       Deficit          Loss          Total
                                               -----------   --------    ----------   -------------   -------------    --------
Balance at January 3, 1999...............      $20,435,029     $2,035     $567,525     $  (5,284)     $  (2,417)       $561,859
     Comprehensive income (loss):
        Net loss and cumulative
           translation adjustment........               --         --           --       (15,086)            45         (15,041)
     Net transactions with Olsten........               --         --      158,473            --             --         158,473
                                               -----------   --------    ----------   -------------   -------------    --------
Balance at January 2, 2000...............       20,345,029      2,035      725,998       (20,370)        (2,372)        705,291
     Comprehensive income (loss):
        Net loss.........................               --         --           --      (104,200)            --        (104,200)
        Cumulative translation                          --         --           --            --           (176)           (176)
           adjustment....................
        Reversal of cumulative
           translation adjustment
           related to Canadian                          --         --           --            --          2,548           2,548
           operations sold during the
           year..........................
        Unrealized loss on investments...               --         --           --            --           (564)           (564)
                                               -----------   --------    ----------   -------------   -------------    --------
        Subtotal.........................               --         --           --      (104,200)         1,808        (102,392)

     Net transactions with Olsten........               --         --      (41,786)           --             --         (41,786)
     Issuance of stock upon exercise
        of stock options and under
        stock plans for employees and
        directors........................          851,664         85        4,951            --             --           5,036
                                               -----------   --------    ----------   -------------   -------------    --------
Balance at December 31, 2000                    21,196,693      2,120      689,163      (124,570)          (564)        566,149
     Comprehensive income:
        Net income.......................               --         --           --        20,988             --          20,988
        Realized loss on investments.....               --         --           --            --            564             564
                                               -----------  ---------    ---------    ----------      -------------    --------
        Subtotal.........................               --         --           --        20,988            564          21,552
        Conversion of Gentiva-obligated
           mandatorily redeemable
           convertible securities of a
           subsidiary holding solely             2,146,105        214       19,786            --             --          20,000
           Gentiva debentures............
        Issuance of stock upon exercise
           of stock options and under
           stock plans for employees
           directors.....................        2,296,996        230       13,776            --             --          14,006
                                               -----------   --------    ----------   -------------   -------------    --------
Balance at December 30, 2001                   $25,638,794     $2,564     $722,725     $(103,582)     $      --        $621,707
                                               ===========   ========    ==========   =============   =============    ========

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            For the Fiscal Years Ended
                                                                                    --------------------------------------------
                                                                                      2001              2000              1999
                                                                                    --------         ---------         ---------
OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 20,988         $(104,200)        $ (15,086)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                    26,522            31,682            33,625
     Provision for doubtful accounts                                                  35,221           144,883            38,687
     (Gain) loss  on sale of businesses and fixed assets                                (255)          (36,682)            1,909
     Deferred income taxes                                                                --               774            13,047

     Changes in assets and liabilities, net of effects from acquisitions and dispositions:
        Accounts receivable                                                           15,761           (21,339)         (161,829)
        Inventories                                                                    3,511            42,107            (2,942)
        Prepaid expenses and other current assets                                      2,937            (5,673)          (18,219)
        Current liabilities                                                          (13,735)          (63,243)          (29,755)
        Other, net                                                                       848             2,683              (902)
                                                                                    --------         ---------         ---------
     Net cash provided by (used in) operating
     activities                                                                       91,798            (9,008)         (141,465)
                                                                                    --------         ---------         ---------

INVESTING ACTIVITIES:
Purchases of fixed assets, net                                                       (10,067)           (8,549)          (19,001)
Proceeds from sale of businesses and fixed assets                                        475            67,734                --
Deposits into restricted cash                                                        (35,164)               --                --

Acquisitions of businesses, net of cash acquired                                          --                --            (1,724)
                                                                                    --------         ---------         ---------
     Net cash (used in) provided by investing
     activities                                                                      (44,756)           59,185           (20,725)
                                                                                    --------         ---------         ---------
FINANCING ACTIVITIES:
Issuance of mandatorily redeemable and other securities .                                 --            20,100                --
Net transactions with Olsten                                                              --             5,226           158,473
(Decrease) increase in book overdrafts                                               (10,379)           (2,285)           12,664
Retirement of long-term debt                                                              --           (78,087)           (6,804)
Debt issuance costs                                                                       --            (2,657)               --
Advance from Medicare program                                                         20,878                --                --
Proceeds from issuance of common stock                                                14,006             5,036                --
                                                                                    --------         ---------         ---------
     Net cash  provided by (used in)  financing
     activities                                                                       24,505           (52,667)          164,333
                                                                                    --------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                                  71,547            (2,490)            2,143
Cash and cash equivalents at beginning of year                                           452             2,942               799
                                                                                    --------         ---------         ---------
Cash and cash equivalents at end of year                                            $ 71,999         $     452         $   2,942
                                                                                    ========         =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest                                                          $  2,046         $  10,346         $   3,975

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Conversion of convertible preferred trust securities
to common stock                                                                     $ 20,000                --                --

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

     Additionally, prior to the Split-off, income taxes were calculated on a separate company basis. The Company's financial results prior to the Split-off included the costs experienced by the Olsten benefit plans for employees for whom the Company assumed responsibility on the Split-off date. As part of the Split-off and Merger, the Company, Olsten and Adecco SA entered into a Separation Agreement, Tax Sharing Agreement and an Employee Benefits Allocation Agreement, which address the allocation of assets and liabilities and govern future relationships between them.

     The Company's Specialty Pharmaceutical Services business integrates the sale of related products and services. It is not practicable to separate product sales from services. As such, the net revenues and cost of services sold as presented include revenue and costs derived from both sales of products and related services that are generally integrated under contractual rates.

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

     One non-governmental customer accounted for approximately 19 percent, 15 percent and 11 percent of total consolidated net revenues in fiscal 2001, 2000 and 1999, respectively. Revenues related to product sales, which are not integrated with services, represented less than 10% of the Company's consolidated revenues.

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in fiscal year 2002. Management does not expect that the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets. The Company expects that in fiscal 2002, it will no longer record approximately $10 million of amortization relating to its existing goodwill.

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

     Bad Debt/Receivables Write-Off

     During fiscal 2000, the Company launched several initiatives including (i) changes to systems, operational processes and procedures in its contracting, delivery, billing and collection functions and inventory management, (ii) development of numerous enhancements to its billing and collection systems, and
(iii) hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable. These initiatives are further described herein.

     The Specialty Pharmaceutical Services business implemented a new billing and collection system in the fourth quarter of 1999. Difficulties were encountered in the functionality of the new billing system from the date of implementation through the second quarter of 2000 that resulted in an inability to efficiently and effectively bill new accounts and obtain appropriate documentation and support the follow-up of outstanding accounts. During the third quarter of fiscal 2000, the system implementation difficulties were resolved and a significant number of billing and collection system enhancements were made which provided management with new and enhanced information as to the collectibility of receivables that was previously unavailable. This information included historical cash collection data segregated by the time period for which the related revenue was recognized, accounts receivable aging trends by payor source and other statistical data.

     In May 2000, with the system enhancements now available, the Company hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection processes for both the Specialty Pharmaceutical Services business and the Home Health Services business. During the third quarter of 2000, as a result of the work performed by the consultant and the information resulting from the enhanced billing and collection processes, it was determined that the filing deadlines for submitting certain claims for reimbursement to government and commercial payors had expired and documentation required by payors to support certain other claims could not be located. Furthermore, the results of the consultant's cash collection efforts during the period of its engagement were significantly less than initially estimated.

     As a result of the consultant's engagement and the new information that became available from the enhancements to the billing and collection systems and changes in operational processes and procedures, management concluded that certain aged accounts which it previously believed were collectible should be written off because the continuing effort and cost of pursuing collections of these accounts could not be justified. Management decided to focus on the billing and collection activities relating to more current receivable balances.

     In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $112.0 million in the third quarter of fiscal year 2000 relating to government and commercial payors, of which $90.0 million related to the Specialty Pharmaceutical Services business and $22.0 million related to the Home Health Services business. The incremental provision for doubtful accounts related to revenues recognized in the following years: $34 million in fiscal 1998 and prior, $52 million in fiscal 1999 and $26 million in fiscal 2000. This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2000.

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

     The major components of the charges as well as the activity during the fiscal years 2001, 2000 and 1999 were as follows (in thousands):

                                                Accounts      Compensation
                                            receivable, net   and Severance  Integration
                               Settlements  and Other Assets      Costs         Costs        Other        Total
                               -----------  ----------------  -------------  ------------  ----------  ----------
Fiscal 1998 Charge
Balance at January 3, 1999.     $ 56,000         $   98           $ 261          $ 802       $  476      $57,637
Cash expenditures..........      (56,000)            --            (261)          (588)        (476)     (57,325)
Non cash-write-offs........           --            (98)             --             --           --          (98)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at January 2, 2000.           --             --              --            214           --          214
Cash expenditures..........           --             --              --           (214)          --         (214)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 31, 2000          --             --              --             --           --           --
                               -----------  ----------------  -------------  ------------  ----------  ----------

Fiscal 1999 Charge.........           --          6,490           5,020          5,190           --       16,700
Cash expenditures..........           --             --          (2,787)        (3,310)          --       (6,097)
Non-cash write-offs........           --         (6,490)             --             --           --       (6,490)
Adjustments................           --             --            (803)          (697)          --       (1,500)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at January 2, 2000.           --             --           1,430          1,183           --        2,613
Cash expenditures..........           --             --          (1,378)          (629)          --       (2,007)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 31, 2000          --             --              52            554           --          606
Cash expenditures..........           --             --             (52)          (380)          --         (432)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 30, 2001          --             --              --            174           --          174
                               -----------  ----------------  -------------  ------------  ----------  ----------

Fiscal 2000 Charge.........        7,200        124,605           2,900          9,413        9,125      153,243
Cash expenditures..........       (7,200)            --            (880)        (8,906)          --      (16,986)
Non-cash write-offs........           --       (124,319)             --             --           --     (124,319)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 31, 2000          --            286           2,020            507        9,125       11,938
Cash expenditures..........           --             --          (1,860)          (480)      (9,125)     (11,465)
Non-cash write-offs........           --           (286)             --             --           --         (286)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 30, 2001          --             --             160             27           --          187
                               -----------  ----------------  -------------  ------------  ----------  ----------

Fiscal 2001 Charge.........        2,000             --              --             --        1,011        3,011
Cash expenditures..........       (2,000)            --              --             --       (1,011)      (3,011)
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance at December 30, 2001          --             --              --             --           --           --
                               -----------  ----------------  -------------  ------------  ----------  ----------

Balance of all charges
combined at December 30, 2001    $    --      $      --         $   160        $   201      $    --      $   361
                               ===========  ================  =============  ============  ==========  ==========

                 The balance of unpaid charges at each year-end
                  date was included in accrued expenses in the
                          consolidated balance sheets.

Note 5.  Fixed Assets, Net

(in thousands)                                      Useful Lives        December 30, 2001      December 31, 2000
--------------                                      ------------        -----------------      -----------------
Computer equipment and software............          3-5 Years             $   64,198             $   65,617
Furniture and fixtures.....................           5 Years                  30,077                 31,737
Buildings and improvements.................          Lease Term                19,070                 19,056
Machinery and equipment....................           5 Years                  17,070                 14,222
                                                                        -----------------      -----------------
                                                                              130,415                130,632
Less accumulated depreciation..............                                   (99,966)               (93,671)
                                                                        -----------------      -----------------
                                                                           $   30,449             $   36,961
                                                                        =================      =================

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

     On January 2, 2002, Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508, an amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care and overbilling to the government. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. Plaintiff filed a motion to amend complaint on December 27, 2001 and served the complaint that same day. Defendant's answer and counterclaim were filed on February 25, 2002. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter. Given the preliminary stage of this litigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing a complaint in an action captioned United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD filed with the U.S. District Court for the Eastern District of California. This civil action was brought pursuant to the False Claims Act. The original sealed complaint was filed in April 1999 and alleged that Olsten falsely took into income during the conversion of its financial data systems alleged overpayments due to payors. In November 2000, plaintiff filed an amended complaint adding the allegation that Olsten made false representations to the United States government in connection with a settlement agreement entered into in July 1999. The Company acknowledged service of the amended complaint on November 29, 2001 and filed its answer and counterclaim on December 3, 2001. Plaintiff filed his reply to counterclaim, counterclaim against the Company and cross claim against the United States government on January 18, 2002. The Company's answer was filed timely on February 12, 2002. The Company believes that it was the filing of the original complaint that triggered the December 1999 document subpoena from the Department of Health and Human Services, Office of Inspector General, which is discussed below under "Government Investigations." Given the preliminary stage of this litigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     On January 14, 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate. The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company. The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaims.

     On June 23, 2000, the Company was served with a complaint in a purported class action lawsuit filed by Ultimate Home Health Care Inc. in the U.S. District Court for the Middle District of Tennessee, captioned Ultimate Home Health Care, Inc. v. Columbia/HCA Healthcare Corp., No. 3-00-0560 (the "Tennessee Lawsuit"). On July 21, 2000, the Company was served with an amended complaint in the Tennessee Lawsuit, which named as defendants Columbia/HCA, Columbia Homecare Group, Olsten Health Management a/k/a Hospital Contract Management Services and Olsten Corporation. The amended complaint alleged, among other things, that the defendants' business practices in connection with home health care patient referrals between 1994 and 1996 violated provisions of Federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act
(RICO), the Tennessee Consumer Protection Act and state common law and sought unspecified compensatory damages, punitive damages, treble damages and attorneys' fees on behalf of a proposed class of home healthcare companies and/or agencies which conducted business in Tennessee, Texas, Florida and/or Georgia. By an order dated January 21, 2001, the Court ruled on defendants' motion to dismiss and dismissed plaintiffs' RICO and state common law tort claims, but allowed plaintiff's other claims to proceed to discovery. After conducting some discovery on the issues, on October 10, 2001 plaintiff filed a notice of withdrawal of certain allegations and subsequently filed a second amended complaint that dropped all class action allegations and all antitrust claims. On December 6, 2001 the parties stipulated to the dismissal of the action with each party to bear its own costs, and on December 13, 2001, the court entered an order dismissing the suit in its entirety.

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

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above lawsuits and arbitration proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below. In addition, in connection with the pending sale of the Specialty Pharmaceutical Services business, as discussed in note 16, the Company has agreed to retain and indemnify Accredo for specified liabilities including the litigation described above and the government investigations described below.

Government Investigations

     In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company believes the subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. To the Company's knowledge, the government has not filed a complaint against the Company, nor has the government quantified the amount of alleged damages relating to this matter. Recently, the government has asserted that this matter could fall under the Federal False Claims Act (the "Act"), and if liability is found under the Act, the government would be able to assess double or treble damages against the Company. The Company disputes the government's assertions, but continues to cooperate with the government in its investigation of this matter and to provide the government with the requested documents. At this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this subpoena.

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

     Future minimum rental commitments and sublease rentals for all noncancellable leases having an initial or remaining term in excess of one year at December 30, 2001, including the lease for a former Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement, are as follows (in thousands):

         Fiscal Year                Total Commitment            Sublease Rentals                   Net
------------------------------   ---------------------     ------------------------     --------------------
                   2002                  $23,320                     $1,527                      $21,793
                   2003                   18,140                      1,448                       16,692
                   2004                   13,774                      1,343                       12,431
                   2005                    8,147                        890                        7,257
                   2006                    2,449                         --                        2,449
             Thereafter                      349                         --                          349

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

     A summary of Gentiva stock options for fiscal 2001 and fiscal 2000 is presented below.

                                                            2001                               2000
                                              ----------------------------------  --------------------------------
                                                                   Weighted                           Weighted
                                                   Stock           average            Stock           average
                                                  Options       exercise price       Options       exercise price
                                              --------------   -----------------  -------------   ----------------
Options outstanding, beginning of year...        3,689,006         $ --                    --           --
     Granted in connection with
        conversion of Olsten options.....               --           --             3,476,616            6.33
     Granted.............................          939,000           13.22          1,124,407            5.88
     Exercised...........................       (2,156,796)           6.22           (699,436)           5.51
     Cancelled...........................         (124,610)          10.04           (212,581)          10.84
                                              --------------   -----------------  -------------   ----------------
Options outstanding, end of year.........        2,346,600         $  8.61          3,689,006           $6.09
                                              ==============   =================  =============   ================
Options exercisable, end of year.........          838,168         $  5.82          2,683,506           $5.82
                                              ==============   =================  =============   ================

     A summary of Olsten stock options for the period from January 3, 2000 through March 15, 2000 and fiscal year 1999 for employees assigned to the Company is as follows:

                                                            2000                               1999
                                                                   Weighted                           Weighted
                                                   Stock           average            Stock           average
                                                  Options       exercise price       Options       exercise price
Olsten options outstanding, beginning of
year.....................................        1,697,362         $ 13.15          1,446,067         $ 15.72
     Granted.............................               --           --               498,700            7.84
     Exercised...........................           (2,720)           8.55             (6,467)           1.28
     Cancelled...........................          (20,778)          13.61           (240,938)          16.18
     Converted to Gentiva options........       (1,673,864)          13.15                 --           --
                                              --------------   -----------------  -------------   ----------------
Olsten options exercisable, end of
period...................................               --         $ --             1,697,362         $ 13.15
                                              ==============   =================  =============   ================
Olsten options exercisable, end of
period...................................               --         $ --               633,597         $ 18.77
                                              ==============   =================  =============   ================

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

     The following table summarizes information about Gentiva stock options outstanding at December 30, 2001.

                                          Options Outstanding                          Options Exercisable
                           -----------------------------------------------------  -------------------------------
                               Number           Weighted          Weighted           Number           Weighted
                                 at             average           average              at             average
                            December 30,        exercise         remaining        December 30,        exercise
Range of exercise price         2001             price        contractual life        2001             price
-----------------------    --------------    -------------   -------------------  ------------      -------------
$2.86   to $3.49              330,965             $3.40              7.07           330,965            $3.40
$3.61   to $4.39               70,673              3.97              6.82            70,673             3.97
$5.56   to $6.75              748,552              5.72              8.20           136,618             5.69
$6.80   to $8.69              156,724              7.16              5.55           150,058             7.16
$8.92   to $12.50             156,454             10.79              4.57           146,122            10.68
$13.19  to $14.50             875,500             13.20              9.01                --            --
$16.70  to $20.75               7,732             18.75              5.30             3,732            19.38
-----------------------    --------------    -------------   -------------------  ------------      -------------
$2.86   to $20.75           2,346,600             $8.61              7.87           838,168            $5.82
                           ==============    =============   ===================  ============      =============

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

                                                          2001                  2000                  1999
                                                    ---------------     -----------------     ------------------
Net income (loss)  - as reported............             20,988             $(104,200)             $(15,086)
Net income (loss)  - pro forma..............             17,986              (106,052)              (16,864)
Basic income (loss) per share - as reported.               0.91                 (5.05)                (0.74)
Basic income (loss) per share - pro forma...               0.78                 (5.14)                (0.83)

Note 12.  Income Taxes

     Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                                       2001                   2000                   1999
                                                 ---------------      -----------------      ------------------
Current
     Federal.............................           $     --               $     --               $(19,586)
     State and local.....................              1,875                  1,580                    170
     Foreign.............................                 --                     --                    248
                                                 ---------------      -----------------      ------------------
                                                       1,875                  1,580                (19,168)
                                                 ---------------      -----------------      ------------------
Deferred
     Federal.............................                 --                   (774)                13,047
     State and local.....................                 --                     --                     --
                                                 ---------------      -----------------      ------------------
                                                          --                   (774)                13,047
                                                 ---------------      -----------------      ------------------
                                                    $  1,875               $    806               $ (6,121)
                                                 ===============      =================      ==================


     A reconciliation of the differences between income taxes computed at Federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                     2001              2000             1999
                                                                --------------   --------------    --------------
Income taxes computed at Federal statutory tax rate.......        $   8,002        $ (36,188)        $  (7,422)
State income taxes, net of Federal benefit and valuation
     allowance............................................            1,219            1,027               111
Capital loss on disposition of domestic subsidiary........               --          (14,008)               --
Amortization of intangibles...............................              756              858               902
Nondeductible meals and entertainment.....................              303              312               265
Other.....................................................               (1)              81                23
(Decrease) Increase in Federal valuation allowance........           (8,404)          48,724                --
                                                                --------------   --------------    --------------
                                                                  $   1,875        $     806         $  (6,121)
                                                                ==============   ==============    ==============

     Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                             December 30, 2001             December 31, 2000
                                                            -------------------           -------------------
Deferred tax assets
     Reserves and allowances......................            $    48,663                    $    58,132
     Net operating loss (Federal and state).......                 36,230                         31,206
     Other........................................                  3,347                            470
     Less: valuation allowance....................                (57,330)                       (57,556)
                                                            -------------------           -------------------
Total deferred tax asset..........................                 30,910                         32,252
                                                            -------------------           -------------------
Deferred tax liabilities
     Capitalized software.........................                 (2,035)                        (2,130)
     Intangible assets............................                (26,859)                       (26,280)
     Depreciation.................................                 (2,016)                        (3,842)
                                                            -------------------           -------------------
Total deferred tax liability......................                (30,910)                       (32,252)
                                                            -------------------           -------------------
Net deferred tax asset (liability)................            $        --                    $        --
                                                            ===================           ===================

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

     Information about the Company's operations is as follows (in thousands):

                                            Specialty
                                         Pharmaceutical       Home Health       Staffing and
                                            Services           Services            Canada              Total
                                         --------------      -------------      -------------      ------------
Year ended December 30, 2001
Net revenues - segments...........        $   739,315        $   729,577        $        --        $ 1,468,892
                                         ==============      =============      =============
Intersegment revenues.............                                                                     (91,205)
                                                                                                   ------------
Net revenues......................                                                                 $ 1,377,687
                                                                                                   ============
Operating contribution............        $    72,945        $    51,423        $        --        $   124,368
                                         ==============      =============      =============
Corporate expenses................                                                                     (71,821)
Special charges - corporate.......                                                                      (3,011)
                                                                                                   ------------
Earnings before interest
   expense, taxes, depreciation
   and amortization...............                                                                      49,536
Depreciation and amortization.....                                                                     (26,522)
Interest expense, net.............                                                                        (151)
                                                                                                   ------------
Income before income taxes........                                                                 $    22,863
                                                                                                   ============

                                            Specialty
                                         Pharmaceutical       Home Health       Staffing and
                                            Services           Services            Canada              Total
                                         --------------      -------------      -------------      ------------
Segment assets....................        $   286,503        $   140,838        $        --        $   427,341
                                         ==============      =============      =============
Intersegment assets...............                                                                     (11,545)
                                                                                                   ------------
Segment assets, net...............                                                                     415,796
Corporate assets..................                                                                     422,538
                                                                                                   ------------
Total assets......................                                                                 $   838,334
                                                                                                   ============


                                            Specialty
                                         Pharmaceutical       Home Health       Staffing and
                                            Services           Services            Canada              Total
                                         --------------      -------------      -------------     --------------
Year ended December 31, 2000
Net revenues - segments...........        $   699,327        $   736,547        $   145,218        $ 1,581,092
                                         ==============      =============      =============
Intersegment revenues.............                                                                     (74,448)
                                                                                                  --------------
Net revenues......................                                                                 $ 1,506,644
                                                                                                   =============
Operating contribution before
   special charges................        $    84,644        $    40,317        $    10,802        $   135,763
Special charges - segments........            (97,025)           (37,966)                --           (134,991)
                                         --------------      -------------      -------------     --------------
Operating contribution (loss).....        $   (12,381)       $     2,351        $    10,802                772
                                         ==============      =============      =============
Special charges - corporate.......                                                                     (18,252)
Gain on sales of businesses.......                                                                      36,682
Corporate expenses................                                                                     (81,036)
                                                                                                  --------------
Loss before interest expense,
   taxes, depreciation and
   amortization...................                                                                     (61,834)
Depreciation and amortization.....                                                                     (31,682)
Interest expense, net.............                                                                      (9,878)
                                                                                                  --------------
Loss before income taxes..........                                                                 $  (103,394)
                                                                                                   =============
Segment assets....................        $   302,833        $   185,208        $        --        $   488,041
                                         ==============      =============      =============
Intersegment assets...............                                                                     (17,752)
                                                                                                  --------------
Segment assets, net...............                                                                     470,289
Corporate assets..................                                                                     335,195
                                                                                                  --------------
Total assets......................                                                                 $   805,484
                                                                                                   =============
Year ended January 2, 2000
Net revenues - segments...........        $   665,126        $   727,228        $   152,067        $ 1,544,421
                                         ==============      =============      =============
Intersegment revenues.............                                                                     (54,599)
                                                                                                  --------------
Net revenues......................                                                                 $ 1,489,822
                                                                                                   =============
Operating contribution before
   special charges................        $    95,059        $    26,576        $     8,970        $   130,605
Special charges - segments........             (1,730)           (13,090)              (380)           (15,200)
                                         --------------      -------------      -------------     --------------
Operating contribution............        $    93,329        $    13,486        $     9,369            115,405
                                         ==============      =============      =============
Corporate expenses................                                                                     (86,012)
                                                                                                  --------------
Earnings before interest
   expense, taxes, depreciation
   and amortization...............                                                                      29,393
Depreciation and amortization.....                                                                     (33,625)
Interest expense, net.............                                                                     (16,975)
                                                                                                  --------------
Loss before income taxes..........                                                                 $   (21,207)
                                                                                                   =============
Segment assets....................        $   414,278        $   230,323        $    24,077        $   668,678
                                         ==============      =============      =============
Intersegment assets...............                                                                          --
                                                                                                  --------------
Segment assets, net...............                                                                     668,678
Corporate assets..................                                                                     394,337
                                                                                                  --------------
Total assets......................                                                                 $ 1,063,015
                                                                                                   =============

     Financial information, summarized by geographic area, is as follows (in thousands):

                                                                   Net Revenues             Long-lived assets
                                                                -----------------         ---------------------
Year ended December 30, 2001
United States..........................................               $1,377,687                   $267,979
                                                                =================         =====================
Year ended December 31, 2000
United States..........................................               $1,472,316                   $281,978
Canada.................................................                   34,328                      2,232
                                                                -----------------         ---------------------
                                                                      $1,506,644                   $284,410
                                                                =================         =====================
Year ended January 2, 2000
United States..........................................               $1,446,532                   $302,601
Canada.................................................                   43,290                      1,183
                                                                -----------------         ---------------------
                                                                      $1,489,822                   $303,784
                                                                =================         =====================

Note 15.  Quarterly Financial Information (Unaudited)

                                                 First             Second            Third             Fourth
                                                quarter           quarter           quarter           quarter
                                              -----------     --------------     -------------     -------------
                                                             (in thousands, except share amounts)
Year ended December 30, 2001
Net revenues...........................         $357,178          $335,444          $328,262          $356,803
Gross profit...........................          116,430           113,635           112,100           116,914
Net income.............................            6,112             2,318             6,246             6,312
Net income per share:
     Basic.............................             0.28              0.10              0.26              0.25
     Diluted...........................             0.26              0.10              0.24              0.24

Year ended December 31, 2000
Net revenues...........................         $384,607          $383,270          $380,325          $358,442
Gross profit...........................          128,502           128,624           118,165           109,709
Net income (loss)......................           (1,906)            2,171          (130,346)           25,881

Net income (loss) per share:
     Basic.............................            (0.09)             0.11             (6.30)             1.23
     Diluted...........................            (0.09)             0.10             (6.30)             1.05

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 30, 2001
                                 (in thousands)

                                                                      Additions
                                                      Balance at      charged to                       Balance
                                                     Beginning of     costs and                         at end
                                                        period         expenses       Deductions      of period
                                                     ------------     ----------      ----------      ---------
Allowance for Doubtful Accounts:
For the Year Ended December 30, 2001..........         $105,962         $35,221        $(53,028)        $88,155
For the Year Ended December 31, 2000..........          $36,759        $144,883        $(75,680)       $105,962
For the Year Ended January 2, 2000............          $25,596         $38,687        $(27,524)        $36,759