Form 10-Q
period 2002-03-31
GENTIVA HEALTH SERVICES INC
filed 2002-05-15
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               Yes X No

                     The number of shares outstanding of the
                    Registrant's Common Stock, as of May 13,
                              2002 was 26,109,168.

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

               Consolidated Balance Sheets (Unaudited) - March 31, 2002 and
               December 30, 2001                                              3

               Consolidated Statements of Operations (Unaudited) -
               Three Months Ended March 31, 2002 and April 1, 2001            4

               Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended March 31, 2002 and April 1, 2001            5

               Notes to Consolidated Financial Statements (Unaudited)      6-13

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    14-20

         Item 3. Quantitative and Qualitative Disclosures about Market Risk  20

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                        21-23

         Item 2. Changes in Securities and Use of Proceeds                   23

         Item 3. Defaults Upon Senior Securities                             23

         Item 4. Submission of Matters to a Vote of Security Holders         23

         Item 5. Other Information                                           23

         Item 6. Exhibits and Reports on Form 8-K                         23-26

SIGNATURES                                                                   27

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                 Gentiva Health Services, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                       March 31, 2002        December 30, 2001
                                                                                  ---------------------   ---------------------
ASSETS
Current assets:
              Cash and cash equivalents                                                     $99,424                  $71,999
              Restricted cash                                                                35,164                   35,164
              Receivables, less allowance for doubtful accounts of $88,920
                and $88,155, respectively                                                   360,965                  368,196
              Inventories                                                                    56,558                   47,600
              Prepaid expenses and other current assets                                      22,538                   47,396
                                                                                  ---------------------   ---------------------
                          Total current assets                                              574,649                  570,355

Fixed assets, net                                                                            28,155                   30,449
Goodwill, net                                                                                 3,214                  220,541
Other assets                                                                                 17,733                   16,989
                                                                                  ---------------------   ---------------------
                          Total assets                                                     $623,751                 $838,334
                                                                                  =====================   =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                                              $83,306                  $57,726
              Accrued expenses                                                               55,635                   63,874
              Payroll and related taxes                                                      15,462                   16,094
              Insurance costs                                                                35,048                   31,460
                                                                                  ---------------------   ---------------------
                          Total current liabilities                                         189,451                  169,154

Other liabilities                                                                            18,444                   47,473

Shareholders' equity:
              Common stock, $.10 par value; authorized 100,000,000 shares; issued
                and outstanding 26,022,847 and 25,638,794 shares, respectively                2,602                    2,564
              Additional paid-in capital                                                    726,030                  722,725
              Accumulated deficit                                                          (312,776)                (103,582)
                                                                                  ---------------------   ---------------------
                          Total shareholders' equity                                        415,856                  621,707
                                                                                  ---------------------   ---------------------
                          Total liabilities and shareholders' equity                       $623,751                 $838,334
                                                                                  =====================   =====================
See notes to consolidated financial statements.


                 Gentiva Health Services, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                       Three Months Ended
                                                             --------------------- --------------------
                                                                March 31, 2002        April 1, 2001
                                                             --------------------- --------------------

Net revenues                                                            $ 369,584            $ 357,178
Cost of services sold                                                     252,874              240,748
                                                             --------------------- --------------------
      Gross profit                                                        116,710              116,430

Selling, general and administrative expenses                              107,973              109,385
Interest expense (income), net                                               (196)                 433
                                                             --------------------- --------------------
      Income before income taxes and cumulative
        effect of accounting change                                         8,933                6,612

Income tax expense                                                            800                  500
                                                             --------------------- --------------------
Income before cumulative effect of accounting change                      $ 8,133              $ 6,112

Cumultive effect of accounting change                                    (217,327)                   -
                                                             --------------------- --------------------
      Net income (loss)                                                 $(209,194)             $ 6,112
                                                             ===================== ====================

Earnings per Share - Basic:

      Income before cumulative effect of accounting change                 $ 0.31               $ 0.28
      Cumulative effect of accounting change                                (8.41)                   -
                                                             --------------------- --------------------
      Net income (loss)                                                    $(8.10)              $ 0.28
                                                             ===================== ====================

Earnings per Share - Diluted:

      Income before cumulative effect of accounting change                 $ 0.30               $ 0.26
      Cumulative effect of accounting change                                (8.02)                   -
                                                             --------------------- --------------------
      Net income (loss)                                                    $(7.72)              $ 0.26
                                                             ===================== ====================
Average shares outstanding:
      Basic                                                                25,842               21,448
                                                             ===================== ====================
      Diluted                                                              27,096               25,701
                                                             ===================== ====================

See notes to consolidated financial statements.


                 Gentiva Health Services, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                   -----------------------------------------------------
                                                                        March 31, 2002               April 1, 2001
                                                                   --------------------------   ------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                                 $ (209,194)                $    6,112
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of accounting change                                           217,327                          -
    Depreciation and amortization                                                      3,578                      6,990
    Provision for doubtful accounts                                                    8,275                      9,200
    Changes in assets and liabilities:
              Accounts receivable                                                     (1,044)                     2,612
              Inventories                                                             (8,958)                      (150)
              Prepaid expenses and other current assets                               (2,001)                     1,416
              Current liabilities                                                     20,297                      8,633
              Other, net                                                              (2,955)                      (737)
                                                                   --------------------------   ------------------------
Net cash provided by operating activities                                             25,325                     34,076
                                                                   --------------------------   ------------------------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                              (1,243)                    (1,116)
                                                                   --------------------------   ------------------------
Net cash used in investing activities                                                 (1,243)                    (1,116)
                                                                   --------------------------   ------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                 3,343                      5,642
Decrease in book overdrafts                                                                -                    (10,379)
Advances from Medicare program                                                             -                     20,878
                                                                   --------------------------   ------------------------
Net cash provided by financing activities                                              3,343                     16,141
                                                                   --------------------------   ------------------------

Net increase in cash and cash equivalents                                             27,425                     49,101

Cash and cash equivalents at beginning of period                                      71,999                        452
                                                                   --------------------------   ------------------------
Cash and cash equivalents at end of period                                          $ 99,424                   $ 49,553
                                                                   ==========================   ========================


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

     2. Background and Basis of Presentation

     On January 2, 2002, the Company entered into an asset purchase agreement with Accredo Health, Incorporated ("Accredo") pursuant to which Accredo agreed to acquire substantially all of the assets of the Company's Specialty Pharmaceutical Services business for a purchase price of $415 million, subject to adjustment in accordance with the asset purchase agreement. The consideration is payable to the Company half in cash and half in shares of Accredo common stock, provided that the average closing price of Accredo common stock for the twenty days ending on the second day prior to the closing of this acquisition is between $31 and $41 per share. If the average closing price of the Accredo common stock is outside the range, the number of shares to be issued will be fixed and the value of the stock consideration will fluctuate. The purchase price is also subject to adjustment for changes in the net book value as of the closing date. Based on the closing price of Accredo common stock as of May 13, 2002 ($55.98 per share) and assuming no adjustment for changes in net book value, the consideration payable to the Company would approximate $491 million.

     The sale of the Specialty Pharmaceutical Services business is conditioned upon, among other things, regulatory approval, the approval of the shareholders of each company and other customary conditions. Completion of the transaction is expected in the second quarter of 2002. It is currently expected that following the sale of the Specialty Pharmaceutical Services business, the Company will distribute substantially all of the proceeds to its shareholders.

     Results for the first quarter of fiscal 2002 included transaction related costs of approximately $3 million relating to the pending sale of the Specialty Pharmaceutical Services business, consisting primarily of professional services fees, which were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

     During the first quarter of fiscal 2002, the weighted average number of shares outstanding was 25,842,000. Dilutive common equivalent shares included an incremental 1,254,000 shares for the first quarter that would be issued upon the assumed exercise of 1,948,000 stock options under the treasury stock method.

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


     4. Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The Company adopted SFAS 142 as of the beginning of fiscal 2002. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's financial statements.

     At December 30, 2001, the Company had goodwill of $220.5 million, of which $217.3 million related to the Home Health Services business and $3.2 million related to the Specialty Pharmaceutical Services business. The Company's transitional impairment test indicated that there was an impairment of goodwill relating to the Home Health Services business upon adoption of SFAS 142 as further described below.

     The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment. The estimate of fair value of the Home Health Services business as of the beginning of fiscal 2002 considered publicly available information as well as financial projections and estimates prepared by outside advisors, and was determined by subtracting the agreed-upon purchase price for the Specialty Pharmaceutical Services business from the market capitalization of the Company. As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets. Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

     Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the three months ended March 31, 2002. The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge, however, because of the uncertainty of the ultimate realization of the deferred tax asset, the Company increased its valuation allowance by the same amount.

         The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of the beginning of fiscal 2001 (in 000's, except per share amounts).

                                                         Three Months Ended
                                         --------------------------------------------------
                                                             April 2, 2001
                                         --------------------------------------------------
                                                                 Earnings per Share
                                                           --------------------------------
                                          Net Income           Basic            Diluted
                                         --------------    ---------------   --------------
Reported net income                            $ 6,112             $ 0.28           $ 0.26
Add back:  Goodwill amortization                 2,653               0.13             0.10
                                         --------------    ---------------   --------------

Adjusted net income                            $ 8,765             $ 0.41           $ 0.36
                                         ==============    ===============   ==============


     5. Current Liabilities

     In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement. Such advances are expected to be repaid during the second quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received such an advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million, which is reflected in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2002 and December 30, 2001.

     6. Restricted Cash and Revolving Credit Facility

     As of March 31, 2002, there were no outstanding borrowings, and total outstanding letters of credit approximated $25.7 million under the Company's $150 million amended revolving credit facility. The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidation, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitation with respect to the Company's operations. Certain of these covenants would be violated if the Company does not negotiate a new credit facility or receive a consent from its lenders in connection with the sale of the Specialty Pharmaceutical Services business. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. The Company was in compliance with the financial covenants under the credit facility at March 31, 2002.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elects to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment (including interest) in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 8. A supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account and is reported as restricted cash in the accompanying consolidated balance sheets as of March 31, 2002 and December 30, 2001.

     7. Shareholders' Equity

     Changes in shareholders' equity during the three months ended March 31, 2002 were as follows (in thousands):

                                                    Common        Additional Paid-       Accumulated
                                                    Stock             in Capital           Deficit               Total
                                              ---------------     ----------------   -----------------    -----------------

Balance at December 30, 2001                        $ 2,564         $    722,725       $     (103,582)       $     621,707

     Comprehensive loss:
                 Net loss                                                                    (209,194)            (209,194)

     Issuance of stock upon exercise of
     stock options and under stock plans
     for employees and directors                         38                3,305                    -                3,343
                                               ------------         ------------      ---------------        -------------
Balance at March 31, 2002                           $ 2,602         $    726,030      $      (312,776)       $    $415,856
                                               ============         ============      ===============        =============



Comprehensive loss amounted to $209.2 million during the first quarter of fiscal 2002 and comprehensive income was $5.5 million for the first quarter of fiscal 2001.

     8. Legal Matters

     Litigation

     In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio. In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest. The parties to the appeal have filed all briefs and the briefing period is completed. Oral arguments have not been scheduled. The Company continues to defend itself in this matter vigorously. At this stage of the proceedings, the Company is unable to assess the probable outcome of the appeal.

     Cooper v. Gentiva CareCentrix, Inc., t/a/d/b/a Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this Amended Complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq, and that the defendant had wrongfully terminated Plaintiff. Plaintiff claims that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a Notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002 and discovery has now commenced. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter. Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint. As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the Complaint. The Company is engaged in discovery and intends to defend itself vigorously in this matter. Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     In 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate. The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company. The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaims.

     Furthermore, in connection with the Company's split off from Olsten Corporation on March 15, 2000 (the "Split-Off"), the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below. In addition, in connection with the sale of the Specialty Pharmaceutical Services business, the

Company has agreed to retain and indemnify Accredo for the specified liabilities including the litigation described above and the government investigation described below.

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


     9. Business Segment Information

     The Company operates in the United States servicing patients and customers through the following business segments: Specialty Pharmaceutical Services and Home Health Services. These segments are briefly described below.

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

     Home Health Services includes (i) professional and paraprofessional services, including skilled nursing, rehabilitation and other therapies, home health aide and personal care services to individuals with acute illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses or post-procedural needs and (ii) care management and coordination for managed care organizations and self-insured employees.

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

     Information about the Company's operations is as follows (in thousands):

                                                   Specialty
                                               Pharmaceutical          Home Health
                                                  Services              Services           Total
                                              ------------------------------------------------------
Three months ended March 31, 2002
Net revenues - segments                                  $ 200,468       $ 192,799        $ 393,267
                                              ===================== ===============
Intersegment revenues                                                                       (23,683)
                                                                                     ---------------
Net revenues                                                                              $ 369,584
                                                                                     ===============

Operating contribution                                    $ 17,467        $ 15,481         $ 32,948
                                              ===================== ===============
Corporate expenses                                                                          (20,633)
                                                                                     ---------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                              12,315
Depreciation and amortization                                                                (3,578)
Interest income, net                                                                            196
                                                                                     ---------------

Income before income taxes and
  cumulative effect of accounting change                                                     $ 8,933
                                                                                     ===============

Segment assets                                           $ 294,712       $ 133,642        $ 428,354
                                              ===================== ===============
Intersegment assets                                                                         (10,831)
                                                                                     ---------------
Segment assets, net                                                                         417,523
Corporate assets                                                                            206,228
                                                                                     ---------------
Total assets                                                                              $ 623,751
                                                                                     ===============




Three months ended April 1, 2001
Net revenues - segments                                  $ 195,887       $ 185,617        $ 381,504
                                              ===================== ===============
Intersegment revenues                                                                       (24,326)
                                                                                     ---------------
Net revenues                                                                              $ 357,178
                                                                                     ===============

Operating contribution                                    $ 16,847        $ 14,780         $ 31,627
                                              ===================== ===============
Corporate expenses                                                                          (17,592)
                                                                                     ---------------
Earnings before interest expense, taxes,
  depreciation and amortization                                                              14,035

Depreciation and amortization                                                                (6,990)
Interest expense, net                                                                          (433)
                                                                                     ---------------
Income before income taxes                                                                  $ 6,612
                                                                                     ===============

Segment assets                                           $ 302,364       $ 173,877        $ 476,241
                                              ===================== ===============
Intersegment assets                                                                         (17,614)
                                                                                     ---------------
Segment assets, net                                                                         458,627
Corporate assets                                                                            376,215
                                                                                     ---------------
Total assets                                                                              $ 834,842
                                                                                     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2001.

Significant Developments

     On January 2, 2002, the Company entered into an asset purchase agreement with Accredo Health, Incorporated ("Accredo") pursuant to which Accredo agreed to acquire substantially all of the assets of the Company's Specialty Pharmaceutical Services business for a purchase price of $415 million, subject to adjustment in accordance with the asset purchase agreement. The consideration is payable to the Company half in cash and half in shares of Accredo common stock, provided that the average closing price of Accredo common stock for the twenty days ending on the second day prior to the closing of this acquisition is between $31 and $41 per share. If the average closing price of the Accredo common stock is outside the range, the number of shares to be issued will be fixed and the value of the stock consideration will fluctuate. The purchase price is also subject to adjustment for changes in the net book value as of the closing date. Based on the closing price of Accredo common stock as of May 13, 2002 ($55.98 per share) and assuming no adjustment for changes in net book value, the consideration payable to the Company would approximate $491 million.

     The sale of the Specialty Pharmaceutical Services business is conditioned upon, among other things, regulatory approval, the approval of the shareholders of each company and other customary conditions. Completion of the transaction is expected in the second quarter of 2002. It is currently expected that following the sale of the Specialty Pharmaceutical Services business, the Company will distribute substantially all of the proceeds to its shareholders.

     Results for the first quarter of fiscal 2002 included transaction related costs of approximately $3 million relating to the pending sale of the Specialty Pharmaceutical Services business, consisting primarily of professional services fees, which were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     The Specialty Pharmaceutical Services business will be treated as a discontinued operation following the date on which shareholders approve the transaction. Subsequent to the closing date of the transaction, the Company intends to operate in the home health services business.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These accounting policies have been described in our 2001 Annual Report on Form 10-K, as amended, with the following accounting policy adopted effective December 31, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The Company adopted SFAS 142 as of the beginning of fiscal 2002. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's financial statements.

     At December 30, 2001, the Company had goodwill, of $220.5 million, of which $217.3 million related to the Home Health Services business and $3.2 million related to the Specialty Pharmaceutical Services business. The Company's transitional impairment test indicated that there was an impairment of goodwill relating to the Home Health Services business upon adoption of SFAS 142 as further described below.

     The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment. The estimate of fair value of the Home Health Services business as of the beginning of fiscal 2002 considered publicly available information as well as financial projections and estimates prepared by outside advisors, and was determined by subtracting the agreed-upon purchase price for the Specialty Pharmaceutical Services business from the market capitalization of the Company. As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets. Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

     Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the three months ended March 31, 2002. The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge, however, because of the uncertainty of the ultimate realization of the deferred tax asset, the Company increased its tax valuation allowance by the same amount.

     The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of the beginning of fiscal 2001 (in 000's, except per share amounts).

                                                         Three Months Ended
                                         --------------------------------------------------
                                                             April 2, 2001
                                         --------------------------------------------------
                                                                 Earnings per Share
                                                           --------------------------------
                                          Net Income           Basic            Diluted
                                         --------------    ---------------   --------------
Reported net income                            $ 6,112             $ 0.28           $ 0.26
Add back:  Goodwill amortization                 2,653               0.13             0.10
                                         --------------    ---------------   --------------

Adjusted net income                            $ 8,765             $ 0.41           $ 0.36
                                         ==============    ===============   ==============


Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended April 1, 2001

     Revenues

     Net revenues increased by $12 million or 3.5 percent to $370 million during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, primarily due to a $7 million or 3.9 percent increase in Home Health Services revenue and a $5 million or 2.3 percent increase in the Specialty Pharmaceutical Services revenue.

     The increase in Home Health Services revenue during the first quarter of fiscal 2002 was attributable to a combination of increased rates to commercial and government payors and an increase in the number of Preferred Provider Organization enrollees served by the Company's CareCentrix unit offset by a decrease in revenue of approximately $1 million relating to estimated third party settlements.

     During the first quarter of fiscal 2002, the Company experienced unit volume increases in several core chronic therapies in the Specialty Pharmaceutical Services segment.

These therapies included (i) coagulation therapy, used in the treatment of hemophilia, which increased by 3.5 percent, (ii) Flolan, an intravenous therapy, and Tracleer, an oral medication, both used in the treatment of pulmonary arterial hypertension, which increased by a combined 10.0 percent, (iii) intravenous immune globulin (IVIG), used in the treatment of primary immune deficiency and other diagnoses which increased by 36.7 percent and, (iv) growth hormone, used in the treatment of growth hormone disorder, which increased by
17.0 percent. Revenue relating to acute infusion products decreased by 6.8 percent due to management's decision to terminate certain contracts in an effort to improve revenue quality and cash flow. Due to significant purchases by wholesale customers early in 2001 revenue relating to Oxandrin, an oral pharmaceutical for involuntary weight loss, decreased by 30.2 percent during the first quarter of fiscal 2002 as compared to the corresponding period of fiscal 2001.

     Gross Profit

     Gross Profit was approximately $117 million in the first quarter of fiscal 2002 and $116 million in the first quarter of fiscal 2001. As a percentage of net revenue, gross profit margins decreased from 32.6 percent in the fiscal 2001 first quarter to 31.6 percent in the first quarter of fiscal 2002. The decrease in margin was primarily related to the home health services business and was attributable to revenue adjustments relating to estimated third party settlements (0.3 percent of net revenues) as well as various other factors, including increased insurance and labor costs, training costs associated with the orientation of additional full-time caregivers and changes in business mix resulting from revenue growth in lower margin product lines.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $108 million during the first quarter of fiscal 2002 as compared to $109 million during the first quarter of fiscal 2001 due to decreases resulting from the elimination of goodwill amortization expense of $3 million and a reduction in field administration costs relating to the Home Health Services business of $1 million, offset by an increase of $3 million, representing transaction related costs, primarily consisting of professional fees, relating to the pending sale of the Specialty Pharmaceutical Services business to Accredo.

     Interest Income (Expense), Net

     Net interest income was approximately $0.2 million in the first quarter of fiscal 2002 and net interest expense was approximately $0.4 million in the first quarter of fiscal 2001. Net interest income for the first quarter of fiscal 2002 represented interest income of approximately $0.6 million, offset by fees relating to the revolving credit facility and outstanding letters of credit.

     Income Taxes

     Income tax expense for the first quarter of fiscal 2002 consisted primarily of taxes relating to certain state jurisdictions. The Company had estimated net operating loss carryforwards (NOLs) of approximately $90 million as of December 30, 2001. Because of the uncer-tainty of ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the deferred tax asset that is not otherwise used to offset deferred tax liabilities. The Company expects to fully utilize its NOLs to offset a portion of the gain expected to be recorded in connection with the sale of the Specialty Pharmaceutical Services business.

     Liquidity and Capital Resources

     Working capital at March 31, 2002, was $385 million, a decrease of $16 million as compared to $401 million at December 30, 2001, primarily due to the $25 million decrease in prepaid expenses and other assets relating to an increase in valuation allowance for deferred tax assets as further described in
Note 4, offset by a $9 million increase in inventory related to increased purchases to take advantage of favorable pricing. Net receivables decreased by $7 million in the first quarter of fiscal 2002 as a result of improved cash collections in both the Specialty Pharmaceutical Services and Home Health Services business. Days Sales Outstanding ("DSO") was 94 days at December 30, 2001. DSO was reduced by 5 days to 89 days at March 31, 2002, as a result of continued improved cash collections.

     Cash and cash equivalents increased by approximately $27 million as of March 31, 2002, as compared to December 30, 2001, as a result of (i) cash flow from operations of approximately $25 million, (ii) proceeds from the exercise of stock options of approximately $3 million, offset somewhat by capital expenditures of approximately $1 million. In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the IPS to the PPS for Medicare reimbursement. Such advances are expected to be repaid during the second quarter of fiscal 2002. In the first quarter of fiscal 2001, the Company received a cash advance relating to the transition to PPS, net of payments for estimated settlements relating to cost report filings, of approximately $21 million, which was reflected in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2002.

     The Company maintains a credit facility, which provides for up to $150 million in borrowings. The Company may borrow up to a maximum of 80 percent of eligible accounts receivable, as defined. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rate (LIBOR) plus 2.5 percent or the lender's prime rate plus 0.25 percent. As of March 31, 2002, there were no borrowings outstanding under the credit facility and total outstanding letters of credit approximated $25.7 million. The Company is subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between $150 million and the total outstanding borrowings and letters of credit. In addition, the Company must pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding standby letters of credit.

     The credit facility, which expires in 2004, includes certain covenants requiring the Company to maintain a minimum tangible net worth and minimum earnings before interest, taxes, depreciation and amortization. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. Certain of these covenants would be violated if the Company does not negotiate a new credit facility or receive a consent from its lenders in connection with the sale of the Specialty Pharmaceutical Services business. The Company's obligations under the credit facility are collateralized by all of the Company's tangible and intangible personal property, and other equipment. As of March 31, 2002, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $124 million.

     In June 2001, the Company's credit facility was amended to increase the portion of the facility available for letters of credit from $30 million to either (i) $40 million or (ii) $70 million in the event that the Company elects to post a letter of credit in lieu of an appellate bond for all or a part of the total amount of the judgment plus interest in the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation case while the Company pursues its appeal of the judgment as further discussed in Note 8. A supersedeas bond in the amount of $35 million was posted to satisfy the judgment (including interest). Under the terms of the bond, cash equal to the amount of the bond is held in a segregated account and is reported as restricted cash in the accompanying consolidated balance sheets.

     As described in Note 8 to the Company's Consolidated Financial Statements, the Company has pending litigation and a government investigation. At this time, the Company is unable to assess the probable outcome of some of these matters and an unfavorable resolution of any of these matters could have a material adverse affect on the Company. In particular, in connection with the Fredrickson case, if a final non-appealable offer is rendered against the Company consistent with the lower court's ruling, the Company could be required to pay a full $35 million judgment plus additional accrued interest. Any resolution of this matter (by settlement or final non-appealable court order) could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

     As a result of the pending sale of the Specialty Pharmaceutical Services business, the Company commenced discussions with its existing administrative agent for an underwriting of a new credit facility which would provide for borrowing capacity of a minimum of $55 million and a new four year term with, conditions and covenants substantially similar to its existing facility. In April 2002, the Company received a commitment letter from the administration agent to underwrite the new revolving credit agreement. The Company expects the new credit facility to be established at or prior to the consummation date of the sale of the Specialty Pharmaceutical Services business.

     Although the Company had cash and cash equivalents, including restricted cash, of $134.6 million at March 31, 2002, $20.9 million represented cash advances from the Medicare program which are expected to be repaid by the Company during second quarter of 2002, approximately $14 million is expected to be paid upon closing of the sale of the Specialty Pharmaceutical Services business as transaction costs (including advisor fees and payments under change in control agreements and severance arrangements), approximately $9 million may be required to cover a portion of the corporate taxes resulting from the receipt of consideration from the sale of the Specialty Pharmaceutical Services business and up to $25 million is intended to be used in connection with a cash tender offer to purchase and cancel all of the Company's vested stock options which will commence prior to the closing of the sale of the

Specialty Pharmaceutical Services business. These cash outflows could be offset somewhat by cash flow generated from operations during the year. The Company expects to have a balance of cash and cash equivalents, including restricted cash, in excess of $70 million following the distribution to stockholders of the consideration to be received from Accredo Health, Incorporated upon the sale of the Specialty Pharmaceutical Services business.

     Management believes cash flows from operations, existing cash and cash equivalent balances, borrowings available under the credit facility and other financing options will be adequate to support the Company's operating requirements both before and after the disposition of the Specialty Pharmaceutical Services business. In this connection, income before the cumulative effect of accounting change would have been significantly less in the first quarter of 2002 if the results of operations for the Specialty Pharmaceutical Services business were excluded and prior to any change in corporate and other administrative expenses. The Company is currently evaluating alternative realignment and consolidation initiatives in an effort to achieve cost savings and increased profitability following the sale of the Specialty Pharmaceutical Services business. However, there can be no assurance that such cost savings and increased profitability will be achieved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt at March 31, 2002.

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

     Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio. In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest. The parties to the appeal have filed all briefs and the briefing period is completed. Oral arguments have not been scheduled. The Company continues to defend itself in this matter vigorously. At this stage of the proceedings, the Company is unable to assess the probable outcome of the appeal.

     Cooper v. Gentiva CareCentrix, Inc., t/a/d/b/a Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this Amended Complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq, and that the defendant had wrongfully terminated Plaintiff. Plaintiff claims that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, plaintiff filed a complaint under seal in March 2001. In October 2001, the United States Government filed a Notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002 and discovery has now commenced. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter. Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California. On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint. As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action. The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations. The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the Complaint. The Company is engaged in discovery and intends to defend itself vigorously in this matter. Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     In 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies. The basis for each of the arbitrations is that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements. In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees. Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims. Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed. The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate. The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company. The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaim.

     Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above proceedings and other liabilities arising out of the health services business, including any such liabilities arising after the Split-Off in connection with the government investigations described below. In addition, in connection with the sale of the specialty pharmaceutical services business, the Company has agreed to retain and indemnify Accredo Health, Incorporated for the specified liabilities including the litigation described above and the government investigation described below.

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


Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) None.

Item 5.  Other Information


     In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004. The July 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its Home Health Services business (but excluding the Specialty Pharmaceutical Services business). This corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

     Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as provide certain training to employees.

     The Company's compliance program will be implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreement. Reports under the integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General. After the corporate integrity agreement expires, the Company is to file a final annual report with the government. The Company is in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company fails to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties.

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

          10.11 Form of Change of Control Agreement with Executive Officers of Company. (4)*

          10.12 Form of Change in Control Agreement with Edward A. Blechschmidt.
               (4)*

          10.13 Form of Severance Agreement with Executive Officers of Company.
               (2)*

          10.14 First Amendment and Consent Agreement dated September 15, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein. (6)

          10.15 Purchase and Sale Agreement dated August 25, 2000 by and between the Company and Intelistaf Group, Inc. (formerly known as GS Acquisition Co.) (6)

          10.16 Second Amendment and Consent Agreement dated as of November 20, 2000 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein.
               (7)

          10.17 Third Amendment to Loan and Security Agreement dated as of June 1, 2001 to the Loan Agreement by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein. (8)

          10.18 Fourth Amendment and Consent Agreement dated as of August 22, 2001 to the Loan Amendment by and among the lending institutions named therein, Fleet Capital Corporation, the Company, Olsten Health Services Holding Corp. and the subsidiaries named therein.
               (10)

          10.19 Asset Purchase Agreement dated as of January 2, 2002, by and between Accredo Health Incorporated, the Company and the Sellers named therein. (9)

          21.1 List of Subsidiaries of Company. (10)
               -----------------------------------------------------------------

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

          (8) Incorporated herein by reference to Form 10-Q for the Registrant for the period ended September 30, 2001.

          (9) Incorporated herein by reference to Registration Statement on Form S-4, dated February 8, 2002 (File No. 333-82396), of Accredo Health, Incorporated.

          (10) Incorporated by reference to Form 10-K for the Registrant for the fiscal year ended December 30, 2001.

          *    Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On January 7, 2002, the Company filed a report on Form 8-K (Item 5) in connection with the execution of the Asset Purchase Agreement with Accredo Health, Incorporated.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002              /S/ Edward A. Blechschmidt
                                 ------------------------------------
                                 Edward A. Blechschmidt
                                 President and Chief Executive
                                 Officer


Date:  May 15, 2002              /S/ John J. Collura
                                 ------------------------------------
                                 John J. Collura
                                 Executive Vice President,
                                 Chief Financial Officer and
                                 Treasurer