Form 10-Q
period 2002-06-30
GENTIVA HEALTH SERVICES INC
filed 2002-08-14
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 1-15669

Gentiva Health Services, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	36-433-5801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Huntington Quadrangle 2S, Melville, NY 11747-8943
(Address of principal executive offices)	(Zip Code)

           Registrant's telephone number, including area code:  (631) 501-7000

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No     __

The number of shares outstanding of the Registrant's Common Stock, as of August 12, 2002 was 26,380,483.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) - June 30, 2002 and December 30, 2001	3
	Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2002 and July 1, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and July 1, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32-34
Item 2.	Changes in Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34-35
Item 5.	Other Information	35-36
Item 6.	Exhibits and Reports on Form 8-K	36-38
SIGNATURES		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 67,500	$ 71,980
Restricted cash	35,164	35,164
Receivables, less allowance for doubtful accounts of $12,855
and $10,831 in 2002 and 2001, respectively	136,384	140,295
Prepaid expenses and other current assets	23,989	46,767
Assets held for sale	-	306,537

Total current assets	263,037	600,743

Fixed assets, net	14,150	17,045
Goodwill, net	-	217,327
Other assets	14,164	14,764

Total assets	$ 291,351	$ 849,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,525	$ 10,022
Accrued expenses	92,438	73,730
Payroll and related taxes	11,688	12,756
Income taxes payable	6,097	-
Insurance costs	38,034	29,613
Liabilities held for sale	-	56,673

Total current liabilities	167,782	182,794

Other liabilities	19,798	45,378

Shareholders' equity:

Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 26,267,330 and 25,638,794 shares, respectively	2,627	2,564
Additional paid-in capital	262,645	722,725
Accumulated deficit	(161,501)	(103,582)

Total shareholders' equity	103,771	621,707

Total liabilities and shareholders' equity	$ 291,351	$ 849,879

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net revenues	$ 195,623	$ 179,705	$ 388,422	$ 365,322
Cost of services sold	138,892	119,266	268,078	240,025

Gross profit	56,731	60,439	120,344	125,297

Selling, general and administrative expenses	103,062	67,609	165,851	134,571
Interest income (expense), net	383	(130)	579	(541)

Loss before income taxes from continuing operations	(45,948)	(7,300)	(44,928)	(9,815)
Income tax benefit (expense)	12,270	(111)	12,195	(527)

Loss from continuing operations	(33,678)	(7,411)	(32,733)	(10,342)
Discontinued operations, net of tax	184,953	9,729	192,141	18,772

Income before cumulative effect of accounting change	151,275	2,318	159,408	8,430
Cumulative effect of accounting change, net of tax	-	-	(217,327)	-

Net income (loss)	$ 151,275	$ 2,318	$ (57,919)	$ 8,430

Basic and diluted earnings per share:
Loss from continuing operations	$ (1.29)	$ (0.33)	$ (1.26)	$ (0.47)
Discontinued operations, net of tax	7.08	0.43	7.39	0.86
Cumulative effect of accounting change, net of tax	-	-	(8.36)	-

Net income (loss)	$ 5.79	$ 0.10	$ (2.23)	$ 0.39

Weighted average shares outstanding	26,143	22,265	25,993	21,859

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended

	June 30, 2002	July 1, 2001

OPERATING ACTIVITIES:
Net income (loss)	$ (57,919)	$ 8,430
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Income from discontinued operations	(192,141)	(18,772)
Cumulative effect of accounting change	217,327	-
Depreciation and amortization	3,741	9,621
Provision for doubtful accounts	3,014	3,250
Stock option tender offer	21,388	-
Deferred income taxes	(12,195)	527
Changes in assets and liabilities, net of acquisitions/divestitures
Accounts receivable	897	24,545
Prepaid expenses and other current assets	(6,990)	4,082
Current liabilities	35,564	(10,404)
Change in net assets held for sale	3,685	35,808
Other, net	(5,237)	1,361

Net cash provided by operating activities	11,134	58,448

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations	(882)	(101)
Purchase of fixed assets - discontinued operations	(2,121)	(2,695)
Proceeds from sale of business	207,500	275

Net cash provided by (used in) investing activities	204,497	(2,521)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,581	10,191
Debt issuance costs	(1,321)	-
Cash distribution to shareholders	(203,983)	-
Payments for stock option tender	(21,388)	-
Advance from Medicare program	-	20,878
Decrease in book overdrafts	-	(10,379)

Net cash (used in) provided by financing activities	(220,111)	20,690

Net change in cash and cash equivalents	(4,480)	76,617
Cash and cash equivalents at beginning of period	71,980	435

Cash and cash equivalents at end of period	$ 67,500	$ 77,052

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
In connection with the sale of the Company's Specialty Pharmaceutical Services business on June 13, 2002, the Company received 5,060,976 shares of common stock of Accredo Health, Incorporated, which was subsequently distributed to the shareholders.

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

                        New Accounting Standards

            In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company). The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

            In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to determine whether gains and losses from extinguishment of debt receive extraordinary item treatment. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company has elected to

SFAS 145, effective April 1, 2002. The impact of this adoption resulted in the Company recognizing a write off of approximately $1.5 million of deferred debt issuance costs associated with the terminated credit facility which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective December 30, 2002. For exit or disposal activities initiated prior to December 30, 2002, the Company plans to follow the accounting guidelines outlined in EITF 94-3.

            2.          Background and Basis of Presentation.

            On June 13, 2002, the Company consummated the sale of substantially all of the assets of the Company's Specialty Pharmaceutical Services ("SPS") business to Accredo Health, Incorporated ("Accredo") pursuant to the asset purchase agreement dated January 2, 2002. See Note 4 for further information. On June 13, 2002, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expects to incur on the estimated proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.

            The operating results of the SPS business, through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale, net of transaction costs and related income taxes; are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the home health services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  Results of all prior periods have been reclassified to conform to this presentation.

            In addition, under the Statement of Financial Accounting Standards No. 131 " Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the SPS business had been reported as a segment of the Company. Subsequent to the sale of the SPS business, the Company operates its remaining Home Health Services business as a single reporting unit.

            3.          Earnings per Share

Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period.  In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the computation for diluted loss from continuing operations per share for all periods presented excludes the effect of any shares issuable upon the exercise of stock options since their inclusion would have an antidilutive effect on earnings.  Furthermore, as required under SFAS 128, the common shares used in reporting the diluted per share amount for continuing operations is to be used for discontinued operations and cumulative effect of accounting change although the impact may be antidilutive on some periods presented.

            For the second quarter and first six months of fiscal 2002, the basic and diluted net income (loss) per share has been computed using the weighted average number of shares outstanding of 26,143,000 and 25,993,000, respectively.  Basic and diluted net income (loss) per share for the second quarter and first six months of fiscal 2001 has been computed using the weighted average number of shares outstanding of 22,265,000 and 21,859,000, respectively.

            Dilutive common equivalent shares that would be issued upon the assumed conversion of stock options under the treasury stock method represented 1,226,000 shares and 1,304,000 shares for the second quarter and first six months of fiscal 2002, respectively, and 1,594,000 shares and 1,523,000 shares for the second quarter and first six months of fiscal 2001, respectively.

            4.          Disposition of Specialty Pharmaceutical Services Business

            On June 13, 2002, the Company consummated the sale of its Specialty Pharmaceutical Services ("SPS") business (the "SPS Sale") to Accredo Health, Incorporated ("Accredo"). The SPS Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 2, 2002, between Gentiva, Accredo and certain of Gentiva's subsidiaries named therein.

            The assets of the SPS business acquired by Accredo in the SPS Sale were assets used by Gentiva in the business of:

  distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases,

  administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states,

  distribution services for pharmaceutical, biotechnology and medical service firms, and clinical support services for pharmaceutical and biotechnology firms.

            The SPS business generated approximately 50 percent of the Company's total net revenues, including intersegment revenues, for fiscal 2001.

            Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

  The payment to the Company of a cash amount equal to $207.5 million, and
  5,060,976 shares of Accredo common stock.

            Based on the closing price of the Accredo common stock on June 13, 2002 ($51.89 per share), the value of the stock consideration was $262.6 million. The aggregate proceeds from the sale are subject to adjustments based on the net book value of SPS assets as reflected in the final closing balance sheet.

            In connection with the SPS Sale, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo. The cash consideration received by the Company was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expects to incur on the estimated proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002. The special dividend, which was delivered to the distribution agent on June 13, 2002 for payment to the Company's shareholders, resulted in shareholders of record on the record date receiving $7.76 in cash and .19253 shares of Accredo common stock for each share of Gentiva common stock held. Cash was paid in lieu of fractional shares.

SPS revenues and operating results for the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net revenues	$ 146,534	$ 155,739	$ 323,319	$ 327,300

Operating results of discontinued SPS business:
Income before taxes	$ 813	$ 9,819	$ 11,238	$ 18,946
Income taxes	(96)	(90)	(1,313)	(174)

Net income	717	9,729	9,925	18,772

Gain on disposal of SPS business,including transaction costs of $13.7 million and $16.2 million, respectively.

	208,803	-	206,291	-
Income taxes	(24,567)	-	(24,075)	-

Gain on disposal, net of taxes	184,236	-	182,216	-

Discontinued operations, net of tax	$ 184,953	$ 9,729	$ 192,141	$ 18,772

 The net assets of the SPS business included in the accompanying consolidated balance sheet as of December 30, 2001 consisted of the following (in thousands):

Accounts receivable, net	$ 239,447
Inventory	46,544
Fixed assets, net	13,404
Other assets	7,142

Total assets	306,537

Accounts payable	(47,704)
Payroll and accrued expenses	(6,875)
Other liabilities	(2,094)

Total liabilities	(56,673)

Net assets of discontinued operations	$ 249,864

            5.          Restructuring and Special Charges

            During the second quarter and first six months of fiscal 2002, the Company recorded restructuring and special charges aggregating $46.1 million.  Charges during the period are summarized and further described below (dollars in thousands):

Three and Six Months Ended June 30, 2002
Restructuring charges:
Business realignment activities	$ 6,813

Special charges:
Option tender offer	21,388
Settlement costs	7,731
Insurance costs	6,300
Asset writedowns and other	3,824
Total Special charges	39,243

Total Restructuring and Special charges	$ 46,056

Restructuring Charges

            Business Realignment Activities

            The Company recorded charges of $6.8 million in the second quarter of fiscal 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its split off in March 2000.  The Company expects the restructuring plan to be fully implemented by the fourth quarter of fiscal 2002.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Special Charges

            Fiscal 2002

            Option Tender Offer

            During the second quarter of fiscal 2002, the Company commenced a cash tender offer for all outstanding options to purchase its common stock.  The tender offer was based on a purchase price calculated by subtracting the applicable exercise price of the option per share from the market value per share of Gentiva's common stock.  The market value represented the average of the daily closing price of Gentiva's common stock on the Nasdaq National Market for the five trading days ended June 12, 2002.

            In connection with this tender offer, the Company recorded a charge of $21.4 million which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            Settlement Costs

            The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 10).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations.

            Insurance Costs

            During the second quarter of 2002, the Company recorded a special charge of $6.3 million related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves. This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations.

            Asset Writedowns and Other

            During the second quarter of fiscal 2002, the Company recorded charges of $3.8 million consisting primarily of a writedown of inventory and other assets associated with the Company's home medical equipment business, and a write off of deferred debt issuance costs associated with the terminated credit facility. The charges are reflected in selling, general and administrative expenses in the accompanying statement of operations.

            Fiscal 2001

            Settlement Costs

            During the second quarter of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health

Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            6.          Goodwill and Other Intangible Assets

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill.  SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value.  The Company adopted SFAS 142 as of the beginning of fiscal 2002.  The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted.  The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment.  The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's consolidated financial statements.

            At December 30, 2001, the Company had goodwill of $220.5 million, of which $217.3 million related to the Home Health Services business and $3.2 million related to the SPS business. The SPS goodwill of $3.2 million was acquired by Accredo as a component of the net assets of the SPS business. The Company's transitional impairment test indicated that there was an impairment of goodwill relating to the Home Health Services business upon adoption of SFAS 142 as further described below.

            The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit.  The first step screens for potential impairment and the second step measures the amount of the impairment.  The estimate of fair value of the Home Health Services business as of the beginning of fiscal 2002 considered publicly available information as well as financial projections and estimates prepared by outside advisors, and was determined by subtracting the agreed-upon purchase price for the SPS business from the market capitalization of the Company.  As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets.  Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment.  The second step compared the implied fair value of goodwill with its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss would be recognized in the amount of the excess.

            Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge. However, because of the uncertainty of the ultimate realization of the deferred tax asset, the Company increased its tax valuation allowance by the same amount.

            The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of the beginning of fiscal 2001 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	July 1, 2001		July 1, 2001
	Net Income	Earnings Per Share Basic and Diluted	Net Income	Earnings Per Share Basic and Diluted
Reported net income	$ 2,318	$ 0.10	$ 8,430	$ 0.39
Add back: Goodwill amortization	2,499	0.11	5,057	0.23

Adjusted net income	$ 4,817	$ 0.21	$ 13,487	$ 0.62

            7.          Current Liabilities

            In early 2001, the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement.  In the first quarter of fiscal 2001, the Company received such an advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million, which is reflected in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2002 and December 30, 2001.  Such advances are expected to be repaid during the third quarter of fiscal 2002.

            8.          Revolving Credit Facility and Restricted Cash

            In connection with the sale of the SPS business, the Company terminated its existing credit facility, and entered into a new credit facility on June 13, 2002. The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of eighty percent of the net amount of eligible accounts receivable, as defined, less any reserves required by the lender. Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, as defined, exceeds $15 million. At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.5 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.25 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million. The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between $55 million and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.  Total outstanding letters of credit were approximately $26.6 million as of June 30, 2002.  There were no borrowings outstanding under the credit facility as of June 30, 2002.

            The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth, minimum EBITDA, a minimum fixed charge coverage, and a minimum cash balance related to the Medicare advance. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements). Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.

            In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under terms of the bond, cash equal to the amount of the bond is held in a segregated account and is reported as restricted cash in the accompanying consolidated balance sheets as of June 30 2002 and December 30, 2001. This matter has been settled and the procedural steps for the release of the supersedeas bond are in process.

            9.             Shareholders' Equity

            Changes in shareholders' equity during the six months ended June 30, 2002 were as follows (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 30, 2001	$ 2,564	$722,725	$ (103,582)	$621,707

Comprehensive loss: Net loss
			(57,919)	(57,919)

Dividends paid ($17.75 per share)		(466,597)		(466,597)
Issuance of stock upon exercise of stock options and under stock plans for employees and directors

	63	6,517	-	6,580

Balance at June 30, 2002	$ 2,627	$262,645	$ (161,501)	$ 103,771

            Comprehensive income amounted to $151.3 million and $2.7 million for the second quarter of fiscal 2002 and 2001, respectively, and a comprehensive loss of $57.9 million and comprehensive income of $8.2 million were recorded during the first six months of fiscal 2002 and 2001, respectively.

            10.          Legal Matters

            Litigation

            In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

            Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio.  In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees.  The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff.  Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938.  In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest.  This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 5). The procedural steps for the release of the supersedeas bond are in process.

            Cooper v. Gentiva CareCentrix, Inc., t/a/d/b/a Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508.  On January 2, 2002, this Amended Complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated plaintiff.   Plaintiff claims that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care.  Based on a review of the court's docket sheet, plaintiff filed a complaint under seal in March 2001.  In October 2001, the United States Government filed a Notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted.  The Company filed its responsive pleading on February 25, 2002 and discovery has now commenced.  The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.  Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

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

            In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business. In addition, the Company has agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

  representations and warranties related to health care compliance survive for three years after the closing of the acquisition;

  representations and warranties related to title of the assets and sufficiency of assets and employees survive for the applicable statute of limitations period; and

  representations and warranties related to tax matters survive until thirty days after the expiration of the applicable tax statute of limitations period, including any extensions of the applicable period, subject to certain exceptions.

            Accredo and the Company may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

            These indemnification rights are the exclusive remedy from and after the closing of the acquisition, except for the right to seek specific performance of any of the agreements in the asset purchase agreement, in any case where a party is guilty of fraud in connection with the acquisition, and with respect to tax liabilities and obligations.

            Government Investigations

            In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company. a settlement in principle of this matter has been reached, subject to approval of applicable government departments (see Note 5).

            11.          Stock Plans

            Prior to the closing of the sale of the SPS business, the Company commenced a cash tender offer for all of the outstanding options to purchase its common stock, subject to a maximum aggregate option purchase price to be paid of $25 million. The tender offer was subject to the satisfaction or waiver of a number of conditions, including the consummation of the sale of the SPS business. Under the terms of the tender offer, the Company purchased for cash, tendered options at a purchase price calculated by subtracting the applicable exercise price of the option per share from the market value per share of Gentiva's common stock (the "option purchase price"). For this purpose, market value represented the average of the daily closing price of Gentiva's common stock on the Nasdaq National Market for the five trading days ending on June 12, 2002.

            On June 20, 2002, the Company's cash tender offer expired, resulting in 1,253,141 options tendered and accepted by the Company in the tender offer for a cash payment of $21.4 million.  As of such date, 463,829 vested options remained outstanding and subject to adjustment.  The 463,829 options were adjusted in accordance with the Company's option plans to give effect to the distribution of the proceeds of the sale of the SPS business at a conversion ratio of 3.369 Gentiva options for every one Gentiva option outstanding immediately prior to the adjustment.  This resulted in 1,562,646 options outstanding at a weighted average exercise price of approximately $2.63 after giving effect to the option adjustment.

            In addition, on June 14, 2002, the Company granted 1,091,000 new options under its existing option plans to officers, directors and employees at an exercise price of $7.50 per share.

            12.             Income Taxes

            Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 30, 2002	December 30, 2001

Deferred tax assets
Reserves and allowances	$ 22,007	$ 48,663
Net operating loss (Federal and state)	-	36,230
Intangible assets	37,635	-
Other	1,067	3,347
Less: valuation allowance	(58,808)	(57,330)

Total deferred tax asset	1,901	30,910

Deferred tax liabilities
Capitalized software	(947)	(2,035)
Intangible assets	-	(26,859)
Depreciation	(954)	(2,016)

Total deferred tax liability	(1,901)	(30,910)

Net deferred tax asset (liability)	$ -	$ -

            At December 30, 2001, the Company had a federal net operating loss carryforward of $89.7 million generated subsequent to its Split-off from Olsten Corporation on March 15, 2000, all of which will expire by 2020. The net operating loss carryforwards were fully used in the second quarter of fiscal 2002 to offset, in part, the gain from the sale of the SPS business.

            A federal and state income tax benefit was recorded for the three and six months ended June 30, 2002 relating to the loss from continuing operations. Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities. The benefits associated with approximately $12 million of deferred tax assets, when ultimately realized, will be credited to stockholders' equity.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                        Operations

General

            The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2001 and in other filings with the Securities and Exchange Commission.

Significant Developments

            On June 13, 2002, the Company consummated the sale of substantially all of the assets of the Company's SPS  business to Accredo Health, Incorporated ("Accredo") pursuant to the asset purchase agreement dated January 2, 2002, for a purchase price of $470.1 million subject to a post closing reconciliation based on the net book value of the SPS assets as reflected on the final closing balance sheet. In accordance with the agreement, the Company received cash proceeds of

$207.5 million and 5,060,976 shares of Accredo common stock. Based on the closing price of the Accredo common stock on June 13, 2002 ($51.89 per share), the value of the stock consideration was $262.6 million.

            On June 13, 2002, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company was $207.5 million, however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company is expected to incur on the estimated proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.

            The operating results of the SPS business, through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale net, of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the home health services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  Results of all prior periods have been reclassified to conform to this presentation.

Results of Operations

            Revenues

            Net revenues increased by $16 million or 8.9 percent to $196 million during the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, primarily due to an increase in the number of Preferred Provider Organization enrollees served by the Company's CareCentrix unit and an increase in the volume of nursing admissions for Medicare eligible beneficiaries.

            For the first six months of 2002, net revenues increased $23 million or 6.3 percent to $388 million compared to $365 million for the corresponding period in 2001.  This increase was driven by a combination of increased rates to commercial and governmental payors, increased volume in nursing patient admissions and an increase in the number of enrollees served by the Company's CareCentrix unit.

            Gross Profit

            Gross profit was approximately $57 million in the second quarter of fiscal 2002 and $60 million in the second quarter of fiscal 2001.  As a percentage of net revenue, gross profit margins decreased from 33.6 percent in the second quarter fiscal 2001 to 29.0 percent in the second quarter of fiscal 2002.  The decrease in margin was primarily related to a $6.3 million special charge relating principally to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves.  In addition to the special charge, the Company also recorded a revenue adjustment of $2.5 million related to a change in the estimated amount of the repayment to Medicare for partial episode payments ("PEPS") from the inception of the Prospective Payment Reimbursement System ("PPS") in October 2000 through June 30, 2002.  The remaining change in gross profit percentage can be attributed to training costs associated with the training of full time caregivers, an increase in caregiver wages in certain markets, and a change in business mix due to the accelerated growth in the CareCentrix business, which generates a lower gross margin but also requires lower administrative costs to service the business.

            Gross profit margins decreased from 34.3 percent for the first six months of 2001 to 31.0 percent in the first six months of 2002.  This decrease in margins was driven by the $6.3 million special charges recorded in the second quarter of 2002 and the $2.5 million revenue adjustment related to PEPS recorded in the second quarter, revenue adjustments related to estimated third party settlements as well as various other factors, including increased insurance and labor costs, training costs associated with orientation of additional full-time caregivers and changes in business mix resulting from growth in lower margin CareCentrix business.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased $35 million or 51.5 percent to $103 million during the second quarter of fiscal 2002 as compared to $68 million during the second quarter of fiscal 2001. For the first six months of 2002, selling, general and administrative expenses increased $31 million or 23.2 percent to $166 million compared to $135 million for the corresponding period in 2001.  These increases were driven by restructuring and special charges of $46.1 million during the second quarter ended June 30, 2002 of which approximately $40 million is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

            Charges during the period are summarized and further described below (dollars in thousands):

Three and Six Months Ended June 30, 2002
Restructuring charges:
Business realignment activities	$ 6,813

Special charges:
Option tender offer	21,388
Settlement costs	7,731
Insurance costs	6,300
Asset writedowns and other	3,824
Total Special charges	39,243

Total Restructuring and Special charges	$ 46,056

Restructuring Charges

            Business Realignment Activities

            The Company recorded charges of $6.8 million in the second quarter and first six months of fiscal 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split off in March 2000.  The Company expects the restructuring plan to be fully implemented by the fourth quarter of fiscal 2002.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Special Charges

            Fiscal 2002

           Option Tender Offer

            During the second quarter of fiscal 2002, the Company commenced a cash tender offer for all outstanding options to purchase its common stock.  The tender offer was based on a purchase price calculated by subtracting the applicable exercise price of the option per share from the market value per share of Gentiva's common stock.  The market value represented the average of the daily closing price of Gentiva's common stock on the Nasdaq National Market for the five trading days ended June 12, 2002.

            In connection with this tender offer, the Company recorded a charge of $21.4 million which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            Settlement Costs

            The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 10).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations.

            Insurance Costs

            During the second quarter of 2002, the Company recorded a special charge of $6.3 million related  primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves. This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations.

            Asset Writedowns and Other

            During the second quarter of fiscal 2002, the Company recorded charges of $3.8 million consisting primarily of a writedown of inventory and other assets associated with the Company's home medical equipment ("HME") business, and a write off of deferred debt issuance costs associated with the terminated credit facility. These charges are reflected in selling, general and administrative expenses in the accompanying statement of operations.

            Fiscal 2001

            Settlement Costs

            During the second quarter of fiscal 2001, the Company recorded special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            Interest Income (Expense), Net

            Net interest income was approximately $0.4 million in the second quarter of fiscal 2002 and net interest expense was approximately $0.1 million in the second quarter of fiscal 2001.    Net interest income for the second quarter of fiscal 2002 represented interest income of approximately $0.8 million, offset by fees relating to the revolving credit facility and outstanding letters of credit.  Net interest income was approximately $0.6 million for the first six months of 2002 and net interest expense was approximately $0.5 million for the corresponding period in 2001. Net interest expense for the first six months of fiscal 2001 represented fees relating to the revolving credit facility and outstanding letters of credit and the 10 percent convertible preferred trust securities offset by interest income of approximately $1.4 million.

            Income Taxes

            A federal and state income tax benefit was recorded for the three and six months ended June 30, 2002 relating to the loss from continuing operations.  Because of the uncertainty of ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities.  The Company had net operating tax loss carryforwards (NOLs) of approximately $90 million as of December 30, 2001.  The NOLs were fully used in the second quarter of fiscal 2002 to offset, in part, the gain from the sale of the SPS business.

Liquidity and Capital Resources

            The Company's principal source of liquidity is the collection of its accounts receivable.

            Working capital at June 30, 2002, was $95 million, a decrease of $323 million as compared to $418 million at December 30, 2001, primarily due to:

  a $250 million decrease resulting from the sale of the net assets of the SPS business,

  a $23 million decrease  in prepaid and other assets relating to an increase in the valuation allowance for deferred tax assets as further described in Note 6, and a $42 million increase in current liabilities, excluding liabilities held for sale,  primarily driven by accrued expenses ($19 million), accounts payable ($9 million), insurance costs ($8 million) and income taxes payable of ($6 million) associated with the sale of the SPS business, restructuring activities and special charges.

            Days Sales Outstanding ("DSO") was 68 days at December 30, 2001.  DSO was reduced by 5 days to 63 days at June 30, 2002, as a result of continued improved cash collections.

            In early 2001, the Center for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the IPS to the PPS for Medicare reimbursement.  In the first quarter of fiscal 2001, the Company received such a cash advance relating to the transition to PPS, net of payments for estimated settlements relating to cost report filings, of approximately $21 million, which was reflected in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2002 and December 30, 2001. Such advances are expected to be repaid during the third quarter of fiscal 2002.

            In connection with the sale of the SPS business, the Company terminated its existing credit facility, and entered into a new credit facility on June 13, 2002. The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of eighty percent of the net amount of eligible accounts receivable, as defined, less any reserves required by the lender. Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, exceeds $15 million.  At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.5 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.25 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million. The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between $55 million and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.  Total outstanding letters of credit were approximately $26.6 million as of June 30, 2002.  There were no borrowings outstanding under the credit facility as of June 30, 2002.

            The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth, minimum EBITDA, a minimum fixed charge coverage and a minimum cash balance related to the Medicare advance. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements). Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.

            The new credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor whose accounts are more than 25 percent of all accounts of the Company over the previous

12-month period canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the new credit facility that are tied to changes in its credit rating or stock price.

            As of June 30, 2002, the Company was in compliance with its financial covenants and had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $18 million.

            The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

            In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest. Under terms of the bond, cash equal to the amount of the bond is held in a segregated account and is reported as restricted cash in the accompanying consolidated balance sheets as of June 30 2002 and December 30, 2001. This matter has been settled and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002. The procedural steps for the release of the supersedeas bond are in process.

            Although the Company had cash and equivalents, including restricted cash, of $102.7 million at June 30, 2002, the Company is obligated to make certain cash payments during the remainder of fiscal 2002. These payments include a $20.9 million cash advance from the Medicare program, which is expected to be repaid during the third quarter of 2002, settlement costs of $7.7 million, certain other restructuring and special charges and other cash outflows in the ordinary course of business. These cash outflows could be offset by cash flow generated from operations during the period. Based on current projections and assuming there will be no significant cash requirements for new strategic initiatives during the second half of fiscal 2002, the Company expects to have a cash balance of between $70 million and $80 million at the end of fiscal 2002.

            The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry.  In this regard, management expects that capital expenditures will range between $4 million and $6 million during the second half of fiscal 2002. The Company may also make certain other investments to expand its business, including acquisitions. Management expects that the

Company's working capital needs for the remainder of fiscal 2002 will be met through operating cash flow. If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

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

Revenue Recognition

            Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Under capitated arrangements with managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided. Under the Prospective Payment System for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the estimated period in which services are provided and revenue is subject to adjustment if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same sixty day episodic period.

            Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments which are determined by Company management based on historical trends.

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

            During the first six months of fiscal 2002, the percentage of net revenues attributable to major sources of reimbursement were as follows: 21 percent related to Medicare reimbursement, 22 percent related to reimbursement by Medicaid, state reimbursed programs and other state/county funding programs, 54 percent related to insurance and managed care payors and 3 percent related to private pay and other reimbursement sources. In addition, for the same period, Cigna Healthcare accounted for approximately 38 percent of the Company's total net revenues. Of the total revenue generated from Cigna Healthcare, approximately 39 percent was recognized under a capitated arrangement. The Company has renewed its contract with Cigna Healthcare for a seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

Cost of Claims Incurred But Not Reported

            Under capitated arrangements with managed care customers, the Company estimates the cost of claims incurred but not reported based on applying actuarial assumptions, historical patterns of utilization to authorized levels of service, current enrollment statistics and other information.  In addition, under fee-for-service arrangements with certain managed care customers, the Company also estimates the cost of claims incurred but not reported and the estimated revenue relating thereto in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider.

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

Obligations Under Workers Compensation and Professional Liability Insurance Programs

            The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims.  The Company maintains various insurance programs to cover this risk but is substantially self-insured for most of these claims.  The Company recognizes its obligations associated with these programs in the period the claim is incurred.  The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, current enrollment statistics and other information.  Such estimates and the resulting reserves are reviewed and updated periodically.

            During the second quarter of fiscal 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves. In this regard, management believes it now has sufficient data to allow the Company to more heavily rely on home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves. Previously the Company utilized insurance industry actuarial information in developing reserve estimates.

            The Company maintains insurance coverage on individual claims.  The Company is responsible for the cost of individual workers compensation claims up to $500,000 per incident and individual professional liability claims up to $500,000 per incident through March 15, 2002 and $1,000,000 per incident thereafter.  The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the deductible amount.  The Company believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Settlement Issues and Government Investigations

            Prior to October 1, 2000 reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through Balanced Budget Act of 1997.  These costs are reported in annual cost reports, which are filed with the Center for Medicare and Medicaid Services (CMS), and are subject to audit by the fiscal intermediary engaged by CMS.  The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

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

            In addition, as discussed in Note 10, the Company is subject to a government investigation and has provided the Office of Inspector General and other government agencies with requested documents and has cooperated fully with the investigation.  A settlement in principle of the matter has been reached, subject to approval of applicable government departments.

            These accounting policies have been described in the Company's  2001 Annual Report on Form 10-K, as amended, with the following accounting policy adopted effective December 31, 2001.

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill.  SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value.  The Company adopted SFAS 142 as of the beginning of fiscal 2002.  The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted.  The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment.  The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's consolidated financial statements.

            At December 30, 2001, the Company had goodwill of $220.5 million, of which $217.3 million related to the Home Health Services business and $3.2 million related to the SPS business. The SPS goodwill of $3.2 million was acquired by Accredo as a component of the net assets of the SPS business. The Company's transitional impairment test indicated that there was an impairment of goodwill relating to the Home Health Services business upon adoption of SFAS 142 as further described below.

            The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit.  The first step screens for potential impairment and the second step measures the amount of the impairment.  The estimate of fair value of the Home Health Services business as of the beginning of fiscal 2002 considered publicly available information as well as financial projections and estimates prepared by outside advisors, and was determined by subtracting the agreed-upon purchase price for the SPS business from the market capitalization of the Company.  As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets.  Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment.  The second step compared the implied fair value of goodwill with its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss would be recognized in the amount of the excess.

            Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the six months ended June 30, 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge. However, because of the uncertainty of the ultimate realization of the deferred tax asset, the Company increased its tax valuation allowance by the same amount.

            The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of the beginning of fiscal 2001 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	July 1, 2001		July 1, 2001
	Net Income	Earnings Per Share Basic and Diluted	Net Income	Earnings Per Share Basic and Diluted
Reported net income	$ 2,318	$ 0.10	$ 8,430	$ 0.39
Add back: Goodwill amortization	2,499	0.11	5,057	0.23

Adjusted net income	$ 4,817	$ 0.21	$ 13,487	$ 0.62

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

            Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.  The Company had no interest rate exposure on fixed rate debt at June 30, 2002.

OTHER:

           INFORMATION CONTAINED HEREIN, OTHER THAN HISTORICAL INFORMATION, SHOULD BE CONSIDERED FORWARD-LOOKING AND IS SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES.  FOR INSTANCE, THE COMPANY'S STRATEGIES AND OPERATIONS INVOLVE RISKS OF COMPETITION, CHANGING MARKET CONDITIONS, CHANGES IN LAWS AND REGULATIONS AFFECTING THE COMPANY'S INDUSTRY AND NUMEROUS OTHER FACTORS DISCUSSED IN THIS DOCUMENT AND IN OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

Litigation

            In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

            Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio.  In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees.  The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff.  Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938.  In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest. This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002. The procedural steps for the release of the supersedeas bond are in process.

            Cooper v. Gentiva CareCentrix, Inc., t/a/d/b/a Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508.  On January 2, 2002, this Amended Complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated plaintiff.   Plaintiff claims that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care.  Based on a review of the court's docket sheet, plaintiff filed a complaint under seal in March 2001.  In October 2001, the United States Government filed a Notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted.  The Company filed its responsive pleading on February 25, 2002 and discovery has now commenced.  The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.  Given the preliminary stage of the proceedings, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

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

            In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business. In addition, the Company has agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

  representations and warranties related to health care compliance survive for three years after the closing of the acquisition;

  representations and warranties related to title of the assets and sufficiency of assets and employees survive for the applicable statute of limitations period; and

  representations and warranties related to tax matters survive until thirty days after the expiration of the applicable tax statute of limitations period, including any extensions of the applicable period, subject to certain exceptions.

            Accredo and the Company may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

            These indemnification rights are the exclusive remedy from and after the closing of the acquisition, except for the right to seek specific performance of any of the agreements in the asset purchase agreement, in any case where a party is guilty of fraud in connection with the acquisition, and with respect to tax liabilities and obligations.

            Government Investigations

            In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company.  A settlement in principle of this matter has been reached, subject to approval of applicable government departments.

Item 2.             Changes in Securities and Use of Proceeds

                        None.

Item 3.             Defaults Upon Senior Securities

                        None.

Item 4.             Submission of Matters to a Vote of Security Holders

Special Meeting - June 12, 2002

        (a)             A Special Meeting of Shareholders was held on June 12, 2002.

        (c)             (i)      The proposal to approve the sale of substantially all the assets of the
                                  Company's specialty pharmaceutical services business to Accredo

                        Health, Incorporated was approved by votes as follows:

FOR:	17,630.268
AGAINST:	22,733
ABSTAIN:	16,903
BROKER NONVOTES:	--

                         (ii)        The proposal to authorize the proxies, in their discretion, to vote on any other matter that might properly come before the meeting or any adjournment or postponement was approved by votes as follows:

FOR:	9,949.419
AGAINST:	4,194,231
ABSTAIN:	3,526,254
BROKER NONVOTES:	--

Annual Meeting - June 28, 2002

        (a)            The Annual Meeting of Shareholders was held on June 28, 2002.

        (c)              i)      The following individuals were elected as Class II directors by votes as follows:

Name	Votes FOR	Votes WITHHELD

Edward A. Blechschmidt	22,738,474	859,301
Ronald A. Malone	22,739,470	858,305
Raymond S. Troubh	23,083,125	514,650

                       (ii)      The proposal to ratify and approve the appointment of Pricewaterhouse
                                  Coopers LLP as independent public accountants of the Company for 2002 was approved by votes as follows:

FOR:	23,051,672
AGAINST:	540,774
ABSTAIN:	5,329
BROKER NONVOTES:	--

Item 5.          Other Information

               In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services which will remain in effect until August 18, 2004.  The July 1999 corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its Home Health Services business (but excluding the SPS business).  This corporate integrity agreement focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.

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

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description
	3.1	Restated Certificate of Incorporation of Company. (1)
	3.2	Certificate of Correction to Certificate of Incorporation, filed with the Delaware Secretary of State on July 1, 2002.+
	3.3	Restated By-Laws of Company.+
	4.1	Specimen of common stock. (3)
	4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)
	4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)
	10.1	Employment Agreement with Ronald A. Malone.+*
	10.2	Form of Change of Control Agreement with Executive Officers of Company. +*
	10.3	Change in Control Agreement with Ronald A. Malone. +*
	10.4	Form of Severance Agreement with Executive Officers of Company.+*
10.5

Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent, on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein. (4)

	21	List of Subsidiaries of Company. +
	(1)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).
	(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).
	(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).
	(4)	Incorporated by reference to Form 8-K for the Company dated June 13, 2002 and filed June 21, 2002.
	+	Filed herewith.
	*	Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

               On June 21, 2002, the Company filed a report on Form 8-K in connection with the completion of the sale of its SPS business to Accredo Health, Incorporated.

               On June 28, 2002, the Company filed a report on Form 8-K in connection with the distribution of proceeds from the sale of its SPS business, the closing of its tender offer for all outstanding options to purchase the Company's common stock and the reporting of the Company's pro forma financial information to give effect to the sale of its SPS business.

               On August 7, 2002, the Company filed a report on Form 8-K in connection with the Statements filed by the Chief Executive Officer and the Chief Financial Officer in accordance with SEC Order No. 4-460.

               On August 12, 2002, the Company filed a report on Form 8-K/A in connection with the Statements filed by the Chief Executive Officer and the Chief Financial Officer in accordance with SEC Order No. 4-460.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	/S/ Ronald A. Malone Ronald A. Malone Chairman and Chief Executive Officer
Date: August 14, 2002	/S/ John R. Potapchuk John R. Potapchuk Senior Vice President and Chief Financial Officer