Form 10-Q
period 2002-09-29
GENTIVA HEALTH SERVICES INC
filed 2002-11-15
CIK 1096142

THIS DOCUMENT IS A COPY OF THE

QUARTERLY REPORT ON FORM 10-Q FILED ON

NOVEMBER 14, 2002 PURSUANT TO A RULE 201

TEMPORARY HARDSHIP EXEMPTION

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

Commission File No. 1-15669

Gentiva Health Services, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	36-4335801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Huntington Quadrangle 2S, Melville, NY 11747-8943
(Address of principal executive offices)	(Zip Code)

           Registrant's telephone number, including area code:  (631) 501-7000

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No     __

The number of shares outstanding of the Registrant's Common Stock, as of November 8, 2002 was 26,377,549.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) - September 29, 2002 and December 30, 2001	3
	Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 29, 2002 and September 30, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 29, 2002 and September 30, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	38-40
Item 2.	Changes in Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40-41
Item 6.	Exhibits and Reports on Form 8-K	42-43
SIGNATURES		44
CERTIFICATIONS		45-48

PART I - FINANCIAL INFORMATION

 Item 1.           Financial Statements

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 29, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 98,187	$ 71,980
Restricted cash	-	35,164
Receivables, less allowance for doubtful accounts of
$13,003 and $10,831 in 2002 and 2001, respectively	134,782	140,295
Prepaid expenses and other current assets	12,739	46,767
Assets held for sale	-	306,537

Total current assets	245,708	600,743

Fixed assets, net	13,011	17,045
Goodwill, net	-	217,327
Other assets	13,851	14,764

Total assets	$ 272,570	$ 849,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,325	$ 10,022
Accrued expenses	85,018	73,730
Payroll and related taxes	8,893	12,756
Insurance costs	36,950	29,613
Liabilities held for sale	-	56,673

Total current liabilities	145,186	182,794

Other liabilities	19,724	45,378

Shareholders' equity:
Common stock, $.10 par value, authorized 100,000,000	2,638	2,564
shares; issued and outstanding 26,377,549 and
25,638,794 shares, respectively
Additional paid-in capital	262,956	722,725
Accumulated deficit	(157,934)	(103,582)

Total shareholders' equity	107,660	621,707

Total liabilities and shareholders' equity	$ 272,570	$ 849,879

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net revenues	$ 188,443	$ 175,496	$ 576,865	$ 540,818
Cost of services sold	124,898	116,080	392,976	356,105

Gross profit	63,545	59,416	183,889	184,713
Selling, general and administrative expenses	(59,204)	(64,558)	(225,055)	(199,129)
Interest income (expense), net	162	341	741	(200)

Income (loss) before income taxes from continuing operations	4,503	(4,801)	(40,425)	(14,616)
Income tax expense	1,765	320	16,429	847

Income (loss) from continuing operations	2,738	(5,121)	(56,854)	(15,463)
Discontinued operations, net of tax	(563)	11,367	191,578	30,139

Income before cumulative effect of accounting change	2,175	6,246	134,724	14,676
Cumulative effect of accounting change, net of tax	1,392	-	(189,076)	-

Net income (loss) (Note 6)	$ 3,567	$ 6,246	$ (54,352)	$ 14,676

Basic earnings per share:
Income (loss) from continuing operations	$ 0.10	$ (0.22)	$ (2.18)	$ (0.69)
Discontinued operations, net of tax	(0.02)	0.48	7.34	1.34
Cumulative effect of accounting change, net of tax	0.06	-	(7.24)	-

Net income (loss) (Note 6)	$ 0.14	$ 0.26	$ (2.08)	$ 0.65

Weighted average shares outstanding	26,365	23,616	26,117	22,442

Diluted earnings per share:
Income (loss) from continuing operations	$ 0.10	$ (0.22)	$ (2.18)	$ (0.69)
Discontinued operations, net of tax	(0.02)	0.48	7.34	1.34
Cumulative effect of accounting change, net of tax	0.05	-	(7.24)	-

Net income (loss) (Note 6)	$ 0.13	$ 0.26	$ (2.08)	$ 0.65

Weighted average shares outstanding	27,483	23,616	26,117	22,442

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended

	September 29, 2002	September 30, 2001

OPERATING ACTIVITIES:
Net income (loss)	$(54,352)	$ 14,676
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Income from discontinued operations	(191,578)	(30,139)
Cumulative effect of accounting change	189,076	-
Depreciation and amortization	5,465	14,199
Provision for doubtful accounts	4,715	4,429
Stock option tender offer	21,388	-
Deferred income taxes	15,156	-
Changes in assets and liabilities, net of acquisitions/divestitures
Accounts receivable	798	32,483
Prepaid expenses and other current assets	4,260	3,980
Current liabilities	13,883	(15,319)
Change in net assets held for sale	3,300	43,434
Other, net	(3,339)	(211)

Net cash provided by operating activities	8,772	67,532

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations	(2,382)	(1,901)
Purchase of fixed assets - discontinued operations	(2,121)	(4,499)
Proceeds from sale of business	206,564	475
Deposits from restricted cash	35,164	-

Net cash provided by (used in) investing activities	237,225	(5,925)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,902	11,027
Debt issuance costs	(1,321)	-
Cash distribution to shareholders	(203,983)	-
Payments for stock option tender	(21,388)	-
Advance from Medicare program	-	20,878
Decrease in book overdrafts	-	(10,379)

Net cash (used in) provided by financing activities	(219,790)	21,526

Net change in cash and cash equivalents	26,207	83,133
Cash and cash equivalents at beginning of period	71,980	435

Cash and cash equivalents at end of period	$ 98,187	$ 83,568

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
In connection with the sale of the Company's Specialty Pharmaceutical Services business on June 13, 2002, the Company received 5,060,976 shares of common stock of Accredo Health, Incorporated, which were subsequently distributed to the shareholders.

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

                        New Accounting Standards

             In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".  SFAS 144 further refined SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions.  SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company).  The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

            In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction" ("SFAS 145").  SFAS 145 rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amended SFAS No. 13 "Accounting for Leases" ("SFAS 13").  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in the Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to determine whether gains and losses from extinguishment of debt receive extraordinary item treatment.  SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed.  SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company has elected to adopt SFAS 145, effective April 1, 2002.  During the first nine months of fiscal 2002, the impact of this adoption resulted in the Company recognizing a write off of approximately $1.5 million of deferred debt issuance costs associated with the terminated credit facility which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

            In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company expects to adopt SFAS 146, effective December 30, 2002.  For exit or disposal activities initiated prior to December 30, 2002, the Company plans to follow the accounting guidelines outlined in EITF 94-3.

            2.          Background and Basis of Presentation

            On June 13, 2002, the Company consummated the sale of substantially all of the assets of the Company's Specialty Pharmaceutical Services ("SPS") business to Accredo Health, Incorporated ("Accredo") (the "SPS Sale") pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 2, 2002.  See Note 4 for further information.  On June 13, 2002, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company before the closing net book value adjustment was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expects to incur on the proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.

            The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  Results of all prior periods have been reclassified to conform to this presentation.

            In addition, under the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the SPS business had been reported as a segment of the Company.  Subsequent to the sale of the SPS business, the Company operates its remaining Home Health Services business as a single reporting unit.

            3.          Earnings (loss) per Share

Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period.  In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the common shares used in reporting the diluted per share amount for continuing operations is to be used for discontinued operations and cumulative effect of accounting change, although the impact may be antidilutive on some periods presented.  The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Income (loss) from continuing operations	$ 2,738	$ (5,121)	$ (56,854)	$ (15,463)

Basic weighted average
common shares outstanding	26,365	23,616	26,117	22,442

Dilutive effect of stock options	1,118	-	-	-

Diluted weighted average
common shares outstanding	27,483	23,616	26,117	22,442

Income (loss) from continuing
operations per common share
Basic	$ 0.10	$ (0.22)	$ (2.18)	$ (0.69)
Diluted	$ 0.10	$ (0.22)	$ (2.18)	$ (0.69)

4.          Disposition of Specialty Pharmaceutical Services Business

            On June 13, 2002, the Company consummated the sale of its SPS business to Accredo.  The SPS Sale was effected pursuant to the Asset Purchase Agreement between Gentiva, Accredo and certain of Gentiva's subsidiaries named therein.

            The assets of the SPS business acquired by Accredo in the SPS Sale were assets used by Gentiva in the business of:

  distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases;

  administration of antibiotics, chemotherapy, nutrients and other medications for patients  with acute or episodic disease states;

  distribution services for pharmaceutical, biotechnology and medical service firms; and

  clinical support services for pharmaceutical and biotechnology firms.

            The SPS business generated approximately 50 percent of the Company's total net revenues, including intersegment revenues, for fiscal 2001.

            Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

   The payment to the Company of a cash amount equal to $207.5 million; and

   5,060,976 shares of Accredo common stock.

            Based on the closing price of the Accredo common stock on June 13, 2002 ($51.89 per share), the value of the stock consideration was $262.6 million.  During the third quarter of fiscal 2002, the Company, in accordance with the terms of the Asset Purchase Agreement, recorded an adjustment of approximately ($0.9) million to the aggregate proceeds from the sale based on the difference between the estimated and actual closing net book value of the SPS assets as reflected in the final closing balance sheet.  This adjustment, net of taxes, is reflected in discontinued operations, in the accompanying consolidated statement of operations.

            In connection with the SPS Sale, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company before the closing net book value adjustment was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expects to incur on the proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.  The special dividend, which was delivered to the distribution agent on June 13, 2002 for payment to the Company's shareholders of record on that date, resulted in shareholders of record on the record date receiving $7.76 in cash and .19253 shares of Accredo common stock for each share of Gentiva common stock held.  Cash was paid in lieu of fractional shares.

            SPS revenues and operating results for the periods presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net revenues	$-	$152,766	$ 323,319	$ 480,066

Operating results of discontinued SPS business:
Income before income taxes	$-	$11,472	$ 11,238	$ 30,418
Income tax expense	-	(105)	(1,313)	(279)

Net income	-	11,367	9,925	30,139

Gain (loss) on disposal of SPS business, including
transaction costs of $16.2 million for the
nine month period	(936)	-	205,355	-
Income tax benefit (expense)	373	-	(23,702)	-

Gain (loss) on disposal, net of tax	(563)	-	181,653	-

Discontinued operations, net of tax	$(563)	$11,367	$ 191,578	$ 30,139

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

            5.          Restructuring and Special Charges

            During the first nine months of fiscal 2002, the Company recorded restructuring and special charges aggregating $46.1 million.  Charges during the period are summarized and further described below (in thousands):

Nine Months Ended
September 29, 2002

Restructuring charges:
Business realignment activities	$ 6,813

Special charges:
Option tender offer	21,388
Settlement costs	7,731
Insurance costs	6,300
Asset writedowns and other	3,824

Total special charges	39,243

Total restructuring and special charges	$ 46,056

Restructuring Charges

            Business Realignment Activities

            The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002, in connection with a restructuring plan.  This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its split-off in March 2000.  The Company expects the restructuring plan to be fully implemented by the end of the fourth quarter of fiscal 2002.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.  During the three months ended September 29, 2002, the Company paid $2.8 million in restructuring costs, leaving approximately $4.0 million of these restructuring charges unpaid, representing severance costs of $0.4 million and lease and other associated costs of $3.6 million.  These unpaid restructuring charges are reflected in accrued expenses in the accompanying consolidated balance sheet as of September 29, 2002.

 Special Charges - Fiscal 2002

             Option Tender Offer

            During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million.  In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Settlement Costs

            The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 10).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Insurance Costs

            The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves.  This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Asset Writedowns and Other

            The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a writedown of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write off of deferred debt issuance costs associated with the terminated credit facility.  The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

      Special Charges - Fiscal 2001

            Settlement Costs

             The Company recorded special charges of approximately $3.0 million in the second quarter of fiscal 2001 in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

            6.         Goodwill and Other Intangible Assets and Income Tax Revision

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill.  SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value.  The Company adopted SFAS 142 as of the beginning of fiscal 2002 (December 31, 2001).  The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted.  The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment.  The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's consolidated financial statements.

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

            The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit.  The first step screens for potential impairment and the second step measures the amount of the impairment.  The estimate of fair value of the Home Health Services business, as of December 31, 2001, considered publicly available information as well as financial projections and estimates, prepared by outside advisors, and was determined by subtracting the agreed-upon purchase price for the SPS business from the market capitalization of the Company.  As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets.  Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment.  The second step compared the implied fair value of goodwill with its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss would be recognized in the amount of the excess.

            Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million.

            During the third quarter of fiscal 2002, the Company recorded a tax benefit of $1.4 million, relating to tax deductible goodwill.  The tax benefit is reflected in cumulative effect of accounting change in the accompanying consolidated statement of operations.  In addition, during the third quarter of 2002, the Company revised its intraperiod tax allocation associated with the adoption of SFAS 142 and the subsequent write-off of goodwill.  In this connection, the Company revised its first quarter and six month results to increase the loss from continuing operations for an adjustment to the provision for income taxes of $26.9 million and to decrease the cumulative effect of accounting change by a corresponding amount.  This adjustment reflected the establishment of a valuation allowance against certain deferred tax assets by a charge to the provision for income taxes in continuing operations and a decrease to the cumulative effect of accounting change relating to income tax benefits associated with the simultaneous write-off of the impaired goodwill.

            These revisions had no impact on reported net loss or cash flows for either the three months ended March 31, 2002 or the six months ended June 30, 2002.  The financial statement amounts reported in the Company's consolidated statement of operations impacted by these tax revisions on the Company's first quarter and six months operating results are shown below (in thousands, except per share amounts):

	Three Months ended			Six Months ended
	March 31, 2002			June 30, 2002
	As Reported		As Adjusted	As Reported	As Adjusted

Income tax (expense) benefit	$(75)	(a)	$ (26,934)	$ 12,195	$ (14,664)

Income (loss) from continuing operations	$945	(a)	$ (25,914)	$ (32,733)	$ (59,592)
Discontinued operations, net of tax	7,188		7,188	192,141	192,141
Cumulative effect of accounting change, net of tax	(217,327)		(190,468)	(217,327)	(190,468)

Net loss	$(209,194)		$ (209,194)	$ (57,919)	$ (57,919)

Basic loss per share:
Income (loss) from continuing operations	$0.03		$ (1.00)	$ (1.26)	$ (2.29)
Discontinued operations, net of tax	0.28		0.28	7.39	7.39
Cumulative effect of accounting change, net of tax	(8.41)		(7.37)	(8.36)	(7.33)

Net loss	$(8.10)		$ (8.10)	$ (2.23)	$ (2.23)

Diluted loss per share:
Income (loss) from continuing operations	$0.03		$ (1.00)	$ (1.26)	$ (2.29)
Discontinued operations, net of tax	0.27		0.28	7.39	7.39
Cumulative effect of accounting change, net of tax	(8.02)		(7.37)	(8.36)	(7.33)

Net loss	$(7.72)		$ (8.10)	$ (2.23)	$ (2.23)

Average shares outstanding - diluted	27,096		25,842	25,993	25,993

(a)	As a result of the Company consummating the sale of its Specialty Pharmaceutical Services ("SPS") business (the "SPS Sale")
to Accredo Health, Incorporated ("Accredo") on June 13, 2002, the Company reclassified the operations of the SPS business into discontinued operations for the six month period ended June 30, 2002. This reclassification for discontinued operations has also been reflected in the as reported column for the three months ended March 31, 2002.

           The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of January 1, 2001 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

		Earnings Per Share		Earnings Per Share
	Net Income	Basic and Diluted	Net Income	Basic and Diluted

Reported net income	$ 6,246	$ 0.26	$ 14,676	$ 0.65
Add back: Goodwill amortization	2,494	0.11	7,551	0.34

Adjusted net income	$ 8,740	$ 0.37	$ 22,227	$ 0.99

          7.          Current Liabilities

           In early 2001, the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement.  In the first quarter of fiscal 2001, the Company received such an advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million, which is reflected in accrued expenses in the accompanying consolidated balance sheets as of September 29, 2002 and December 30, 2001.  In October 2002, the Company repaid the cash advance of $20.9 million related to the October 2000 implementation of the PPS.  Concurrently, the Company received a payment of $15.9 million connected to a preliminary settlement from the Medicare program relating to prior year cost reports.

            8.          Revolving Credit Facility and Restricted Cash

            In connection with the sale of the SPS business, the Company terminated its existing credit facility, and entered into a new credit facility on June 13, 2002.  The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of eighty percent of the net amount of eligible accounts receivable, as defined, less any reserves required by the lender.  Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which the trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, as defined, exceeds $15 million.  At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.5 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.25 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between $55 million and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.  Total outstanding letters of credit were approximately $27.6 million as of September 29, 2002.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  There were no borrowings outstanding under the credit facility as of September 29, 2002.

            The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth, minimum EBITDA, a minimum fixed charge coverage, and a minimum cash balance related to the Medicare advance.  Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.  As of September 29, 2002, the Company was in compliance with these covenants.

            In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest.  Under terms of the bond, cash equal to the amount of the bond was held in a segregated account and was reported as restricted cash in the accompanying consolidated balance sheet as of December 30, 2001.  This matter has been settled and the supersedeas bond has been released.  The restricted cash of $35.2 million was released to the Company in September 2002.

            9.          Shareholders' Equity

            Changes in shareholders' equity for the nine months ended September 29, 2002 were as follows (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 30, 2001	$ 2,564	$ 722,725	$ (103,582)	$ 621,707

Comprehensive loss:
Net loss			(54,352)	(54,352)

Dividends paid ($17.75 per share)		(466,597)		(466,597)
Issuance of stock upon exercise of
stock options and under stock plans
for employees and directors	74	6,828	-	6,902

Balance at September 29, 2002	$ 2,638	$ 262,956	$ (157,934)	$ 107,660

            Comprehensive income amounted to $3.6 million and $6.6 million for the third quarter of fiscal 2002 and 2001, respectively, and a comprehensive loss of $54.4 million and comprehensive income of $14.8 million were recorded for the nine months ended September 29, 2002 and September 30, 2001, respectively.

            10.        Legal Matters

            Litigation

            In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

            Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio.  In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees.  The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff.  Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938.  In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest.  This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 5).  The supersedeas bond has been released and the restricted cash of $35.2 million was released to the Company in September 2002.

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

            United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California.   On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint.  As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action.  The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the Complaint.  On October 30, 2002 the relator dismissed the action with prejudice and the government consented to the dismissal, without prejudice to its rights.

            In 1999, Kimberly Home HealthCare, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies.  The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements.  In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees.  Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims.  Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed.  The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate.  The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company.  The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaims.

            Furthermore, in connection with the Company's split-off from Olsten Corporation ("Split-Off") on March 15, 2000, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above proceedings and other liabilities arising out of the Home Health Services business, including any such liabilities arising after the Split-Off in connection with the government investigation described below.

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

            These indemnification rights are the exclusive remedy on and after the closing date of the acquisition, except for the right to seek specific performance of any of the agreements in the Asset Purchase Agreement, in any case where a party is guilty of fraud in connection with the acquisition, and with respect to tax liabilities and obligations.

            Government Investigation

            In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company.  The settlement of this matter was consummated on September 30, 2002 (see Note 5).

            11.        Stock Plans

            Prior to the closing of the sale of the SPS business, the Company commenced a cash tender offer for all of the outstanding options to purchase its common stock, subject to a maximum aggregate option purchase price to be paid of $25 million.

            On June 20, 2002, the Company's cash tender offer expired, resulting in 1,253,141 options tendered and accepted by the Company for a cash payment of $21.4 million.  As of such date, 463,829 vested options remained outstanding and subject to adjustment.  The 463,829 options were adjusted in accordance with the Company's option plans to give effect to the distribution of the proceeds of the sale of the SPS business at a conversion ratio of 3.369 Gentiva options for every one Gentiva option outstanding immediately prior to the adjustment.  This resulted in 1,562,646 options outstanding at a weighted average exercise price of approximately $2.63 after giving effect to the option adjustment.

            In addition, for the first nine months of fiscal 2002, the Company granted 1,135,000 new options under its existing option plans to officers, directors and employees at an average exercise price of $7.52 per share.

            At September 29, 2002, there were 2,563,664 options outstanding at a weighted average exercise price of $4.74 per share.

            12.          Income Taxes

            Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	September 29, 2002	December 30, 2001

Deferred tax assets
Reserves and allowances	$ 23,701	$ 48,663
Net operating loss (Federal and state)	-	36,230
Intangible assets	36,726	-
Other	594	3,347
Less: valuation allowance	(59,403)	(57,330)

Total deferred tax asset	1,618	30,910

Deferred tax liabilities
Capitalized software	(688)	(2,035)
Intangible assets	-	(26,859)
Depreciation	(930)	(2,016)

Total deferred tax liability	(1,618)	(30,910)

Net deferred tax asset (liability)	$ -	$ -

            At December 30, 2001, the Company had a federal net operating loss carryforward of $89.7 million generated subsequent to its Split-Off from Olsten Corporation on March 15, 2000.  The net operating loss carryforwards were fully used in the second quarter of fiscal 2002 to offset, in part, the gain from the sale of the SPS business.

            Federal and state income tax expense was recorded for the three months ended September 29, 2002 relating to income from continuing operations.  A federal and state income tax benefit was recorded for the nine months ended September 29, 2002, relating to the loss from continuing operations, offset by a $26.9 million tax provision associated with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", as discussed further in Note 6.  Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities.  The benefits associated with approximately $12 million of deferred tax assets, when ultimately realized, will be credited to stockholders' equity.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

            Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company's current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:

  general economic and business conditions;

  demographic changes;

  changes in, or failure to comply with, existing governmental regulations;

  legislative proposals for health care reform;

  changes in Medicare and Medicaid reimbursement levels;

  effects of competition in the markets the Company operates in;

  liability and other claims asserted against the Company;

  ability to attract and retain qualified personnel;

  availability and terms of capital;

  loss of significant contracts or reduction in revenues associated with major payor sources;

  ability of customers to pay for services;

  a material shift in utilization within capitated agreements; and

  changes in estimates and judgments associated with critical accounting policies as further described herein.

            Forward-looking statements are found throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.  The Company provides a detailed discussion of risk factors in various filings with the Securities and Exchange Commission, including its 2001 Annual Report on Form 10-K, as amended, and you are encouraged to review these filings.

General

            The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2001 and in other filings with the Securities and Exchange Commission.

Significant Developments

            On June 13, 2002, the Company consummated the sale of substantially all of the assets of the Company's SPS business to Accredo pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 2, 2002, for a purchase price of $470.1 million subject to a post closing reconciliation based on the net book value of the SPS assets as reflected on the final closing balance sheet.  During the third quarter of fiscal 2002, the Company recorded an adjustment of approximately ($0.9) million to the aggregate proceeds from the sale based on the difference between the estimated and actual closing net book value of SPS assets as reflected in the final closing balance sheet.  In accordance with the Asset Purchase Agreement, the Company received cash proceeds of $207.5 million before the closing net book value adjustment and 5,060,976 shares of Accredo common stock.  Based on the closing price of the Accredo common stock on June 13, 2002 ($51.89 per share), the value of the stock consideration was $262.6 million.

            On June 13, 2002, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company was $207.5 million before the closing net book value adjustment; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company is expected to incur on the estimated proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.

            The operating results of the SPS business, through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  Results of all prior periods have been reclassified to conform to this presentation.

Results of Operations

            Revenue

            Net revenues increased by $13 million, or 7.4 percent to $188 million for the quarter ended September 29, 2002 as compared to the quarter ended September 30, 2001.  For the nine months ended September 29, 2002, net revenues increased $36 million, or 6.7 percent to $577 million compared to $541 million for the corresponding period in 2001.

            These increases were driven by a combination of increased rates to Commercial and Governmental payors, increased volume in nursing patient admissions and an increase in the number of Preferred Provider Organization enrollees served by the Company's CareCentrix unit.

            For the quarter ended September 29, 2002, as compared to the quarter ended September 30, 2001, net revenues from Medicare increased by $4.0 million or 11.2 percent to $39.5 million, Commercial and Other payors net revenues increased by $9 million or 9.1 percent to $107 million, and Local Government payors net revenues remained flat at $41.9 million.

            For the nine months ended September 29, 2002, as compared to the nine months ended September 30, 2001, net revenues from Medicare grew by $9.1 million or 8.1 percent to $122.2 million, Commercial and Other payors net revenues increased $28.3 million or 9.4 percent to $329.3 million, and Local Government payors net revenues decreased by $1.4 million or 1.1 percent to $125.3 million.

      Gross Profit

            Gross profit was approximately $64 million for the quarter ended September 29, 2002 and $59 million for the quarter ended September 30, 2001.  As a percentage of net revenue, gross profit margins decreased from 33.9 percent for the quarter ended September 30, 2001 to 33.7 percent for the quarter ended September 29, 2002.  The change in gross profit percentage can be attributed to costs associated with the training of full-time caregivers and increased insurance and labor costs related to caregiver associates.

            Gross profit margins decreased from 34.2 percent for the nine months ended September 30, 2001 to 31.9 percent for the nine months ended September 29, 2002.  The decrease in margin was primarily related to a $6.3 million special charge relating principally to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves (see Note 5).  This special charge had a negative impact on gross profit margins of 1.1 percent.  In addition to the special charge, the Company also recorded a revenue adjustment of $2.5 million, which had a 0.3 percent negative impact on margins, related to a change in the estimated amount of the repayment to Medicare for partial episode payments ("PEPS") from the inception of the Prospective Payment System of reimbursement ("PPS") in October 2000 through June 30, 2002.  The remaining 0.9 percent decrease in gross margin percentage was attributable to various other factors including revenue adjustments related to estimated third party settlements, increased insurance costs, training costs associated with orientation of additional full-time caregivers and changes in business mix due to growth in the CareCentrix business, which generates a lower gross margin but also requires lower administrative costs to service the business.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses decreased $5 million or 8.3 percent to $59 million for the quarter ended September 29, 2002, as compared to $64 million for the quarter ended September 30, 2001, primarily related to reductions in amortization expense ($2.5 million) due to the implementation of SFAS No. 142 (Goodwill and Other Intangible Assets) in the first quarter of fiscal  2002, reductions in corporate administration expenses of approximately $2 million due to various consolidation and realignment efforts in various corporate departments following the sale of the SPS business in June 2002, and miscellaneous reductions in field administration costs.

            For the nine months ended September 29, 2002, selling, general and administrative expenses increased $26 million, or 13.0 percent to $225 million compared to $199 million for the corresponding period in 2001.  These increases were driven by restructuring and special charges of $46.1 million during the second quarter ended June 30, 2002, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002, as compared to $3 million of special charges which were reflected in the consolidated statement of operations for the nine months ended September 30, 2001.  These net increases were offset by reductions in amortization expense ($7.5 million) due to the implementation of SFAS No. 142 and reductions in field administration expenses ($3.5 million) as a result of improvements in processes and technology.

            Restructuring and special charges for the nine months ended September 29, 2002 are summarized and further described below (in thousands):

Nine Months Ended
September 29, 2002

Restructuring charges:
Business realignment activities	$ 6,813

Special charges:
Option tender offer	21,388
Settlement costs	7,731
Insurance costs	6,300
Asset writedowns and other	3,824

Total special charges	39,243

Total restructuring and special charges	$ 46,056

            Restructuring Charges

             Business Realignment Activities

            The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002  in connection with a restructuring plan.  This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000.  The Company expects the restructuring plan to be fully implemented by the end of the fourth quarter of fiscal 2002.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.  During the three months ended September 29, 2002, the Company paid $2.8 million in restructuring costs, leaving approximately $4.0 million of these restructuring charges unpaid, representing severance costs of $0.4 million and lease and other associated costs of $3.6 million.  These unpaid restructuring charges are reflected in accrued expenses in the accompanying consolidated balance sheet as of September 29, 2002.

 Special Charges - Fiscal 2002

            Option Tender Offer

            During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million.  In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Settlement Costs

            The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 10).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Insurance Costs

             The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves.  This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

            Asset Writedowns and Other

            The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a writedown of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write off of deferred debt issuance costs associated with the terminated credit facility.  The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.

Special Charges - Fiscal 2001

            Settlement Costs

             The Company recorded special charges of approximately $3.0 million in the second quarter of fiscal 2001 in connection with the settlement of the Gile v. Olsten Corporation, et al, and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

            Interest Income (Expense), Net

            Net interest income was approximately $0.2 million for the quarter ended September 29, 2002 and $0.3 million for the quarter ended September 30, 2001.  Net interest income for the third quarter of fiscal 2002 and fiscal 2001 represented interest income of approximately $0.5 million and $0.8 million, respectively, offset by fees relating to the revolving credit facility and outstanding letters of credit and for the third quarter of fiscal 2001, interest on the 10 percent convertible preferred trust securities.

            Net interest income was approximately $0.7 million for the nine months ended September 29, 2002 and net interest expense was approximately $0.2 million for the corresponding period in 2001.  Net interest income for the first nine months of fiscal 2002 and fiscal 2001 represented interest income of approximately $2.0 million and $2.2 million, respectively, offset by fees relating to the revolving credit facility and outstanding letters of credit and, for the fiscal 2001 period, interest on the 10 percent convertible preferred trust securities.

            Income Taxes

            Federal and state income tax expense was recorded for the three months ended September 29, 2002 relating to income from continuing operations.  A federal and state income tax benefit was recorded for the nine months ended September 29, 2002, relating to the loss from continuing operations, offset by a $26.9 million tax provision associated with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", as discussed further in Note 6.  Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities.  The Company had net operating tax loss carryforwards (NOLs) of $89.7 million as of December 30, 2001.  The NOLs were fully used in the second quarter of fiscal 2002 to offset, in part, the gain from the sale of the SPS business.

            For the quarter ended September 29, 2002, the Company recorded a tax benefit of $1.4 million, relating to tax amortization of goodwill.  The tax benefit is reflected in cumulative effect of accounting change in the accompanying consolidated statement of operations.

Liquidity and Capital Resources

            The Company's principal source of liquidity is the collection of its accounts receivable.  For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements.

            Days Sales Outstanding ("DSO") was 68 days at December 30, 2001.  DSO was reduced by 3 days to 65 days at September 29, 2002, as a result of continued improved cash collections.  DSO at September 29, 2002 increased 2 days from 63 days at June 30, 2002 due to seasonally lower net revenues associated with the CareCentrix unit.

            Working capital at September 29, 2002, was $101 million, a decrease of $317 million as compared to $418 million at December 30, 2001, primarily due to:

  a $250 million decrease resulting from the sale of the net assets of the SPS business;

  a $34 million decrease in prepaid and other assets relating to an increase in the valuation allowance for deferred tax assets as further described in Notes 6 and 12; and

  a $19 million increase in current liabilities, excluding liabilities held for sale, primarily driven by accrued expenses ($11 million), accounts payable ($4 million), and insurance costs ($7 million), offset by a decrease in payroll and related taxes ($3 million), associated with the sale of the SPS business, restructuring activities and special charges.

            The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies and durable medical equipment to patients insured by Cigna.  For the nine months ended September 29, 2002, Cigna accounted for 38 percent of the Company's total net revenues.  The Company has renewed the contract with Cigna for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.  If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

            The Company participates in the Medicare, Medicaid and other federal and state healthcare programs.  For the nine months ended September 29, 2002, the Company's participation in the Medicare program accounted for 21 percent, and the Company's participation in the Medicaid and other federal and state healthcare programs accounted for 22 percent, of the Company's net revenues.  On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective.  The Center for Medicare and Medicaid Services estimates that the reduction in payment limits will reduce payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent.  Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent.  This reduction had a negative impact of approximately $0.3 million on net revenues for the three months and nine months ended September 29, 2002.  The House of Representatives has passed a proposal and the Senate may consider proposals that would eliminate this reduction in Medicare reimbursement.  The outcome of these proposals is uncertain at this time.

            There are certain standards and regulations that the Company must adhere to in order to continue to participate in these programs, including compliance with the Company's corporate integrity agreement.  As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies.  Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs.  Violation of the applicable federal and state health care regulations can result in the Company's exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties.  The Company believes it is currently in full compliance with these standards and regulations.

            In connection with the sale of the SPS business, the Company terminated its then-existing credit facility, and entered into a new credit facility on June 13, 2002.  The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of eighty percent of the net amount of eligible accounts receivable, as defined, less any reserves required by the lender.  Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which the trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, exceeds $15 million.  At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.5 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.25 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing twelve month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between $55 million and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.

            Total outstanding letters of credit were approximately $27.6 million as of September 29, 2002.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  There were no borrowings outstanding under the credit facility as of September 29, 2002.  As of September 29, 2002 the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $17 million.

            The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth, minimum EBITDA, minimum fixed charge coverage and a minimum cash balance related to the Medicare advance.  Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

            The new credit facility includes provisions, which, if not complied with, could require early payment by the Company.  These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions.  In addition, these provisions include an account obligor whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts.  The Company does not have any trigger events in the new credit facility that are tied to changes in its credit rating or stock price.  As of September 29, 2002, the Company was in compliance with these covenants.

            The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

            Capital Expenditures

            The Company's capital expenditures for the three months and nine months ended September 29, 2002 were $1.5 million and $4.5 million, respectively, as compared to $3.6 million and $6.4 million for the same periods in 2001.  The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry.  In this regard, management expects that capital expenditures will range between $2 million and $3 million during the remainder of fiscal 2002.  The Company may also make certain other investments to expand its business, including acquisitions.  Management expects that the Company's capital expenditure needs for the remainder of fiscal 2002 will be met through operating cash flow and available cash reserves.

            Cash Resources and Obligations

            The Company had cash and cash equivalents of $98.2 million as of September 29, 2002.  In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest.  Under terms of the bond, cash equal to the amount of the bond was held in a segregated account and was reported as restricted cash in the accompanying consolidated balance sheet as of December 30, 2001.  This matter has been settled and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002.  The supersedeas bond has been released and the restricted cash of $35.2 million was released to the Company in September 2002.

            The Company is obligated to make certain cash payments during the remainder of fiscal 2002.  In early 2001, the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement.  In the first quarter of fiscal 2001, the Company received such an advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million, which is reflected in accrued expenses in the accompanying consolidated balance sheets as of September 29, 2002 and December 30, 2001.  In October 2002, the Company repaid the cash advance of $20.9 million related to the October 2000 implementation of the PPS.  Concurrently, the Company received a payment of $15.9 million connected to a preliminary settlement from the Medicare program relating to prior year cost reports.

            The Company is also obligated to make cash payments during the remainder of fiscal 2002 for settlement costs and certain other restructuring and special charges, and other cash outflows in the ordinary course of business.  Management expects that these cash outflows will be offset by cash flow generated from operations during the period and available cash balances.

            Based on current projections and assuming there will be no significant cash requirements for additional strategic initiatives during the remainder of fiscal 2002, the Company expects to have a cash balance of approximately $90 million at the end of fiscal 2002.  Management expects that the Company's working capital needs for the remainder of fiscal 2002 will be met through operating cash flow.  If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

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

            The most significant estimates of the Company relate to revenue recognition, the collectibility of accounts receivable, the cost of claims incurred but not reported, obligations under workers compensation and professional liability insurance programs, Medicare settlement and government investigation issues.

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

            For the nine months ended September 29, 2002, the percentage of net revenues attributable to major sources of reimbursement were as follows: 21 percent related to Medicare reimbursement; 22 percent related to reimbursement by Medicaid, state reimbursed programs and other state/county funding programs; 54 percent related to insurance and managed care payors; and 3 percent related to private pay and other reimbursement sources.  In addition, for the same period, Cigna Healthcare accounted for approximately 38 percent of the Company's total net revenues.  Of the total revenue generated from Cigna Healthcare, approximately 40 percent was recognized under a capitated arrangement.  The Company has renewed the contract with Cigna Healthcare for a seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.  Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

            Collectibility of Accounts Receivable

            The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments.  In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends.  Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts.  In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment.  The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably those related to obtaining the correct information to bill accurately for the services that are provided.  Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses.  The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection, reimbursement experience and billing functions.

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

            For the nine months ended September 29, 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves.  In this regard, management believes it now has sufficient data to allow the Company to more heavily rely on home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves.  Previously the Company utilized insurance industry actuarial information in developing reserve estimates.

            The Company maintains insurance coverage on individual claims.  The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident through March 15, 2002 and $1,000,000 per incident thereafter.  The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the deductible amount.  The Company believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

            Settlement Issues

            Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the

 Balanced Budget Act of 1997.  These costs are reported in annual cost reports, which are filed with the Center for Medicare and Medicaid Services (CMS), and are subject to audit by the fiscal intermediary engaged by CMS.  The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers.  Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary.  Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

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

            Goodwill and Other Intangible Assets ("SFAS 142")

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill.  SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value.  The Company adopted SFAS 142 as of the beginning of fiscal 2002 (December 31, 2001).  The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted.  The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment.  The new criteria for recording intangible assets separate from goodwill did not require any reclassification in the Company's consolidated financial statements.

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

            The impairment test is a two step process that begins with the estimation of the fair value of each reporting unit.  The first step screens for potential impairment and the second step measures the amount of the impairment.  The estimate of fair value of the Home Health Services business, as of December 31, 2001, considered publicly available information as well as financial projections and estimates prepared by outside advisors and was determined by subtracting the agreed-upon purchase price for the SPS business from the market capitalization of the Company.  As part of the first step to assess potential impairment, management compared the estimate of fair value for the Home Health Services business to the book value of the business unit's net assets.  Since the book value of Home Health Services' net assets was greater than its estimated fair value, management proceeded to the second step to measure the impairment.  The second step compared the implied fair value of goodwill with its carrying value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss would be recognized in the amount of the excess.

            Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $189.1 million, net of tax, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the nine months ended September 29, 2002.  This charge included a tax benefit of $1.4 million relating to tax deductible goodwill, which was recorded in the third quarter of fiscal 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million.  (See Note 6).

            The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of January 1, 2001 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

		Earnings Per Share		Earnings Per Share
	Net Income	Basic and Diluted	Net Income	Basic and Diluted

Reported net income	$ 6,246	$ 0.26	$ 14,676	$ 0.65
Add back: Goodwill amortization	2,494	0.11	7,551	0.34

Adjusted net income	$ 8,740	$ 0.37	$ 22,227	$ 0.99

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

            Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.  The Company had no interest rate exposure on fixed rate debt as of September 29, 2002.

Item 4.             Controls and Procedures

            Evaluation of disclosure controls and procedures.

             The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company.  The Company's disclosure controls and procedures include its "internal controls", as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission's Release No. 34-46427 (August 29, 2002).  The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

            Changes in internal controls.

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

Litigation

            In addition to the matters referenced below, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

            Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio.  In November, 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees.  The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff.  Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938.  In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest.  This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 5).  The supersedeas bond has been released and the restricted cash of $35.2 million was released to the Company in September 2002.

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

            United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California.   On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint.  As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action.  The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the complaint.  On October 30, 2002 the relator dismissed the action with prejudice and the government consented to the dismissal, without prejudice to its rights.

            In 1999, Kimberly Home HealthCare, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies.  The basis for each of the arbitrations is that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA has breached the management services agreements.  In response to the arbitrations, Columbia/HCA has asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees.  Columbia/HCA has not yet formally presented these claims in the arbitrations or other legal proceedings and has not yet quantified the claims.  Still pending before the arbitrators is Columbia/HCA's request to consolidate the proceedings, which Kimberly has opposed.  The proceedings are currently in abeyance pending ruling on Columbia/HCA's motion to consolidate.  The Company is the claimant in this matter and the defendant has not formally asserted any counterclaims against the Company in the arbitration, nor has the defendant made any formal demand on the Company.  The Company is unable to assess the liability or losses, if any, attributable to the threatened counterclaims.

            Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above proceedings and other liabilities arising out of the Home Health Services business, including any such liabilities arising after the Split-Off in connection with the government investigation described below.

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

            Government Investigation

            In early February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena relates to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company. The settlement of this matter was consummated on September 30, 2002.  (See Note 5).

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

               The Company's compliance program is required to be implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreement.  Reports under the integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General.  After the corporate integrity agreement expires, the Company is to file a final annual report with the government.  The Company is in compliance with the corporate integrity agreement and has timely filed all required reports.  If the Company fails to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties.

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibit Number	Description
	3.1	Restated Certificate of Incorporation of Company. (1)
	3.2	Certificate of Correction to Certificate of Incorporation, filed with the Delaware Secretary of State on July 1, 2002. (2)
	3.3	Restated By-Laws of Company. (2)
	4.1	Specimen of common stock. (4)
	4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)
	4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)
	10.1	National Home Care Provider Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc., dated January 1, 1996, as amended.*
	21	List of Subsidiaries. *

	(1)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form S-4, dated January 20, 2000 (File No. 333-88663).
	(2)	Incorporated herein by reference to Form 10-Q of the Registrant for the period ended June 30, 2002.
	(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-4, dated February 4, 2000 (File No. 333-88663).
	(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement on Form S-4, dated February 9, 2000 (File No. 333-88663).
	*	Filed herewith

(b)       Reports on Form 8-K

               On August 7, 2002, the Company filed a report on Form 8-K in connection with the Statements filed by the Chief Executive Officer and the Chief Financial Officer in accordance with Securities and Exchange Commission Order No. 4-460.

               On August 12, 2002, the Company filed a report on Form 8-K/A in connection with the Statements filed by the Chief Executive Officer and the Chief Financial Officer in accordance with Securities and Exchange Commission Order No. 4-460.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	/S/ Ronald A. Malone Ronald A. Malone Chief Executive Officer
Date: November 13, 2002	/S/ John R. Potapchuk John R. Potapchuk Chief Financial Officer

CERTIFICATIONS

I, Ronald A. Malone, certify that:

  I have reviewed this quarterly report on Form 10-Q of Gentiva Health Services, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/S/ Ronald A. Malone Ronald A. Malone Chief Executive Officer

CERTIFICATIONS

I, John R. Potapchuk, certify that:

  I have reviewed this quarterly report on Form 10-Q of Gentiva Health Services, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/S/ John R. Potapchuk John R. Potapchuk Chief Financial Officer