Form 10-K
period 2002-12-29
GENTIVA HEALTH SERVICES INC
filed 2003-03-25
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

Yes  X                                                                    No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X                                                                    No  _

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of registrant's most recently completed second fiscal quarter, was $221,291,760 based on the closing price of the Common Stock on The Nasdaq National Market on such date.

The number of shares outstanding of the registrant's Common Stock, as of March  11, 2003, was 26,756,446.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant's 2003 Annual Meeting of Shareholders is incorporated by reference into PART III hereof.

PART I

Item 1.     Business

Special Caution Regarding Forward-Looking Statements

This annual report on Form 10-K and other documents the Company  files with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company and its future performance, liquidity and beliefs, management's assumptions and the health care industry. In addition, other written or oral statements that constitute forward-looking statements may be made by the Company or on the Company's behalf. Words such as "anticipate," "believe," "estimate," "expect," "goal," "intend," "plan," "project," "seek," "target," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, the Company does not have any intention or obligation to update publicly any  forward-looking statements after the distribution of this annual report on Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

Important factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section in this Item 1, in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Introduction

Gentiva Health Services, Inc. ("Gentiva" or the "Company") became an independent publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off").  Prior to the Split-Off, all of the assets and liabilities of Olsten's health services business (formerly known as Olsten Health Services) were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA ("Adecco").  Gentiva was incorporated in the state of Delaware on August 6, 1999.  The Company provides its home health services throughout most of the United States.

Information included in this annual report on Form 10-K refers to the Company's continuing home health services business, unless the context indicates otherwise.

Significant Development

On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo") and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the NASDAQ on June 13, 2002).  The cash consideration (less a holdback of $3.5 million for certain income taxes the Company expected to incur) and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

Home Health Services

The Company's home health services business is conducted through more than 250 locations and delivers a wide range of services principally through its Gentiva Health Services and CareCentrix(R) brands.

The Company operates licensed and Medicare-certified nursing agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).  These agencies  provide various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients.  Reimbursement sources include government programs, including Medicare and Medicaid, as well as other government programs, and private sources including health insurance plans, managed care organizations, long term care insurance plans and other private sources as well as personal funds.  The Company's nursing operations are organized in five geographic regions, each staffed with clinical, operational and sales teams.  Regions are further separated into operating areas.  Each operating area includes branch locations through which nursing agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as caregivers who deliver direct patient care.  The caregivers are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.

The Company's CareCentrix operation provides an array of outsourcing services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans.  These services are delivered through an extensive nationwide network of providers credentialed by the Company (approximately 1,800 at December 29, 2002), which also includes the Company's nursing locations.  CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the credentialed providers for services to the patient.  CareCentrix provides services to its customers, including the fulfillment of case requirements, case management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees.  Contracts within CareCentrix are structured as fee-for-service, whereby a payor is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payor remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations.

The Company's home health services business also delivers services to its customers through smaller business brands that include Gentiva Orthopedic Services, a program which  provides individualized home orthopedic rehabilitation services to patients recovering from bone and joint replacement surgery through the Company's Medicare certified agencies, Rehab Without Walls(R), which  provides rehabilitation services for patients with brain or spinal cord injuries or disease, and Gentiva Business Services, which provides software, billing, management and consulting services to other home health agencies.

Payors

Net revenues attributable to major payor sources of reimbursement are as follows:

	Fiscal Year

	2002	2001	2000

Medicare	21%	21%	20%
Medicaid and Other Government	22	23	24
Commercial Insurance and Other	57	56	56

	100%	100%	100%

The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna.  For the same periods noted in the table above, Cigna accounted for approximately 38 percent, 36 percent, and 26 percent, respectively, of the Company's net revenues.

The Company has renewed its contract with Cigna for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.  No other commercial payor accounts for 10 percent or more of the Company's net revenues. Net revenues from commercial payors are primarily generated under fee for service contracts which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX(R), GENTIVA(R) and REHAB WITHOUT WALLS(R), or in the process of being registered with the U.S. Patent and Trademark Office, including LIFESMART(SM).  A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the Company, with the right of perpetual renewal. A federally registered trademark provides the presumption of ownership of the mark by the Company in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership.  Management believes that the Company's name and trademarks are important to its operations and intends to continue to renew the trademark registrations thereof.

Business Environment

                Factors that the Company believes have contributed and will contribute to the development of home health services primarily include recognition that home health services can be a cost-effective alternative to lengthy, more expensive institutional care; aging demographics; increasing consumer awareness and interest in home health services; the psychological benefits of recuperating from an illness or accident in one's own home; and advanced technology that allows more health care procedures to be provided at home.

The Company is actively pursuing relationships with managed care organizations to secure additional managed care contracts.  The Company believes that its nationwide network of providers, financial resources, and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health services industry.  In addition, the Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals.  The Company offers the direct and managed provision of care as a single source, which it believes optimizes utilization.

Marketing and Sales

In general, the Company obtains patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio.  The Company also maintains an Internet website (www.gentiva.com) that describes the Company, its services and products.  Marketing efforts also involve personal contact with physicians, hospital discharge planners, and case managers for managed health care programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs.  The Company also empowers its branch directors with a high level of responsibility, providing incentives to manage the business effectively at the local level, within the limits of the  Company's policies and programs.

Competitive Position

The home health services industry in which the Company operates is highly competitive and fragmented.  Home health care providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries.  They can be not-for-profit organizations or for-profit organizations.  In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates.  The Company's primary competitors for its home health nursing business are hospital-based home health agencies, local home health agencies and visiting nurse associations.  Based on information contained in the Center for Medicare and Medicaid Services website, a government website containing information on the home health care market in 2001, the Company believes its home health services business holds approximately a 2% to 3% market share.  The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services.  The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

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

Source and Availability of Personnel

To maximize the cost effectiveness and productivity of caregivers, the Company utilizes customized processes and procedures that have been developed and refined over the years.  Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks.  Caregivers are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers.  Caregivers are generally paid on a per visit, per shift, per hour or per diem basis, or are employed on a full-time salaried basis.  The Company, along with its competitors, is currently experiencing a shortage of licensed professionals.  A continued shortage of professionals could have a material adverse effect on the Company's business.

Number of Persons Employed

At December 29, 2002, the Company had approximately 3,250 full-time administrative staff and approximately 500 salaried caregivers.  The Company also employs caregivers on a temporary basis, as needed, to provide home health services.  In fiscal 2002, the average number of non-salaried caregivers employed on a weekly basis in its home health services business was approximately 12,650.  The Company believes that its relationships with its employees are generally good.

Specialty Pharmaceutical Services

The assets of the SPS business sold by the Company to Accredo on June 13, 2002 were used by the Company in the business of:

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

The SPS business provided a wide range of home infusion therapies and also addressed therapeutic, socioeconomic, psychosocial and professional support needs for individuals with rare, chronic diseases including hemophilia, primary pulmonary hypertension and growth disorders.

______________________________________

For a discussion of certain regulations to which the Company's business is subject, see "Regulations" under Item 3, "Legal Proceedings," below.

Subsequent to the sale of the SPS business, the Company has operated its remaining home health services business as a single reporting unit. Financial information relating to the home health services business is found in the consolidated financial statements of the Company and its subsidiaries which are included in this report. (See Note 3 to the consolidated financial statements.)

The Company has historically experienced a seasonal decline in the demand for its home health services during the third fiscal quarter.

Available Information

The Company's Internet address is www.gentiva.com.  The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on or after November 15, 2002, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

RISK FACTORS

This annual report on Form 10-K contains forward-looking statements which involve a number of risks, uncertainties and assumptions.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.

Risks Related to the Company's Business and Industry

The Company's growth strategy may not be successful.

The future growth of the Company's business and its future financial performance will depend on, among other things, its ability to increase its revenue base through a combination of internal growth and strategic ventures, including acquisitions. The Company's home health services business experienced no growth during the fiscal periods from 1998 through 2001. During fiscal 2002, revenue from the Company's home health services business grew 5.3%; however, future revenue growth cannot be assured as it is subject to the effects of competition, various risk factors including the uncertainty of Medicare, Medicaid, and private health insurance reimbursement, the ability to generate new and retain existing contracts with major payor sources and the ability to attract and retain qualified personnel.

Competition among home health care companies is intense.

The home health services industry is highly competitive. The Company competes with a variety of other companies in providing home health services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services than the Company and may thereby attract customers who are presently receiving the Company's home health services.

The cost of health care is funded substantially by government and private insurance programs. If such funding becomes limited or unavailable to the Company's customers, its business may be adversely impacted.

Third-party payors include Medicare, Medicaid and private health insurance providers. Third-party payors are increasingly challenging prices charged for health care services.  The Company cannot be assured that its services will be considered cost-effective by third-party payors, that reimbursement will be available, or that payors' reimbursement policies will not have a material adverse effect on the Company's ability to sell its services on a profitable basis, if at all. The Company cannot control reimbursement rates or policies for a significant portion of its business.

Possible changes in the case mix of patients, as well as payor mix and payment methodologies may have a material adverse effect on the Company's profitability.

The sources and amounts of the Company's patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payors.  Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid may significantly affect the Company's profitability. In particular, any significant increase in the Company's Medicaid population or decrease in Medicaid payments could have a material adverse effect on its financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

The loss of significant contracts could have a material adverse effect on the Company's financial condition and results of operations.

The Company has entered into service agreements with a number of managed care organizations to provide, or contracted with third party providers to provide, home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by those organizations.  One such contract with Cigna accounted for 38% of the Company's total net revenues for the year ended

December 29, 2002.  If the Cigna contract or any other similar significant contract were to terminate, it could materially adversely affect the Company's financial condition and results of operations.

Further consolidation of managed care organizations and other third-party payors may adversely affect the Company's  profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services.  Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations.  These organizations generally enter into service agreements with a limited number of providers for needed services.  To the extent that such organizations terminate the Company as a preferred provider and/or engage its competitors as a preferred or exclusive provider, the Company's business could be adversely affected. In addition, private payors, including managed care payors, could seek to negotiate additional discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

The Company and the healthcare industry continue to experience shortages in qualified home health service caregivers.

The Company competes with other healthcare providers for its employees.  As the demand for home health services continues to exceed the supply of available and qualified staff, the Company and its competitors have been forced to offer more attractive wage and benefit packages to these professionals.  Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates has caused added pressure on the Company's operating margins.

The recent economic downturn may reduce reimbursement and covered services.

Recent data compiled by the National Conference of State Legislatures indicates that the recent economic downturn has had a detrimental effect on state revenues.  Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Company expects continuing cost containment pressures on Medicaid outlays for the Company's services in the states in which it operates. In addition, the economic downturn may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies which could result in reduced reimbursement rates.

The terrorist attacks of September 11, 2001 and the military and security activities which followed have impacted the United States economy and government spending priorities, and the effects of any further such developments pose risks and uncertainties to all U.S.-based businesses, including Gentiva. Deficit spending by the government as the result of adverse developments in the economy and costs of the government's response to the terrorist attacks could lead to increased pressure to reduce government expenditures for other purposes, including governmentally funded programs such as Medicare.

The agreement governing the Company's existing revolving credit facility contains and future debt agreements may contain, various covenants that limit the Company's discretion in the operation of its business.

The agreement and instruments governing the Company's existing revolving credit facility contain, and the agreements and instruments governing its future debt agreements may contain various restrictive covenants that, among other things, require it to comply with or maintain certain financial tests and ratios and restrict the Company's ability to:

  incur more debt;

  pay dividends, redeem stock or make other distributions;

  make certain investments;

  create liens;

  enter into transactions with affiliates;

  make acquisitions;

  merge or consolidate; and

  transfer or sell assets.

The Company's ability to comply with these covenants is subject to various risks and uncertainties.  In addition, events beyond the Company's control could affect its ability to comply with and maintain the financial tests and ratios.  Any failure by the Company to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to its existing revolving credit facility or future debt agreements. This could lead to the acceleration of the maturity of and the termination of the commitments to make further extension of credit.  The Company has no outstanding debt as of December 29, 2002 but could incur debt in the future. If the Company were unable to repay debt to its senior lenders, these lenders could proceed against the collateral securing that debt.  Even if the Company is able to comply with all applicable covenants, the restrictions on its ability to operate its business at its sole discretion could harm its business by, among other things, limiting its ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

The Company has risks related to obligations under its insurance programs.

The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability. The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims.  The Company maintains various insurance programs to cover these risks but is substantially self-insured for most of these claims. The Company also may be subject to exposure relating to employment law and other related matters for which the Company does not maintain insurance coverage. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

The Company has risks resulting from the sale of its SPS business.

The Company has agreed to indemnify Accredo for losses suffered or incurred by Accredo and its affiliates arising from the retained liabilities of the Company, breaches of the Company's representations, warranties, covenants or agreements under the asset purchase agreement between the Company and Accredo dated January 2, 2002, or agreements delivered pursuant thereto, failure to deliver good, valid and marketable title to the assets of the SPS business, and specified tax liabilities of the Company, including those related to the Company's split-off from Olsten Corporation.  The liabilities retained by the Company include litigation and causes of action arising prior to the closing of the sale of the SPS business.  The Company is unable to predict the amount, if any, that may be required for it to satisfy its indemnification obligations under the asset purchase agreement.  Should any significant payment be required, the Company may not have sufficient funds available to satisfy its potential indemnification obligations or may not be able to obtain the funds on terms satisfactory to the Company, if at all.

In addition, with the sale of the SPS business, the Company is no longer able to deliver specialty pharmaceutical services, including the distribution of chronic drugs and therapies and the provision of acute infusion services, directly to payors and managed care providers, but will need to depend fully on subcontracts with third parties, including Accredo.  As a result, the Company may be more susceptible to fluctuations in volume and in the prices it pays to third parties for those services.  These fluctuations in pricing may add to the cost of providing the services and, as a result, adversely impact the Company's profitability.

Risks Related to Health Care Regulation

Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for the Company's services, may have a material adverse effect on its revenues and operating margins.

In fiscal 2002, the Company received 43% of its net revenues from Medicare and Medicaid, state and local reimbursement programs.  The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers.  These cost containment measures generally have resulted in reduced rates of reimbursement for services that the Company provides.

In addition, the timing of payments made under these programs is subject to regulatory action and governmental budgetary constraints.  For certain Medicaid programs, the time period between submission of claims and payment has increased.  Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs.  Additionally, the federal and state governments may in the future reduce the funds available under those programs or require more stringent utilization and quality reviews of providers.  Moreover, there can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

The Benefits Improvement and Protection Act of 2000 mandates a phase out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase federal matching funds.  This action may reduce federal support for a number of state Medicaid plans.  The reduced federal payments may adversely affect aggregate available funds, thereby requiring states to reduce payments to all providers.  The Company operates in several of the states that will experience a contraction of federal matching funds.  With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement or that payments will be made on a timely basis, thereby adversely affecting payments made under these Medicaid programs.

The Company conducts business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions.

The Company's business is subject to extensive federal, state and, in some cases, local regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of the Company's business.  Because these laws are amended from time to time and are subject to interpretation, the Company cannot predict when and to what extent liability may arise.  Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies, including fines, the revocation of licenses or decertification.  Unanticipated increases in operating costs or reductions in revenue could adversely affect the Company's liquidity.

The Company is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements.

The operation of the Company's home health services business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments.  Violation of these criminal provisions is a felony punishable by imprisonment and/or fines.  The Company may also be subject to fines and treble damage claims if it violates the civil provisions that prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.  State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers.  The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA") expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.  The Company has established policies and procedures that it believes are sufficient to ensure that it will operate in substantial compliance with these anti-fraud and abuse requirements, including the Company's Corporate Integrity Agreement.  While the Company believes that its business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation.  The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company is also subject to federal and state laws that govern financial and other arrangements between healthcare providers.

These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical products and services.  Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services.  Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care.  Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties.  These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

The Company faces additional federal requirements that mandate major changes in the transmission and retention of health information.

HIPAA was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify health care administrative processes.  This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information.  Among the standards that the Secretary of Health and Human Services will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement.  Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that implementation of this law will result in additional costs.  Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on the Company.

Item 2.    Properties

The Company's headquarters is leased and is located at 3 Huntington Quadrangle 2S, Melville, New York 11747-8943.  Other major regional administrative offices leased by the Company are located in Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; Tampa, Florida; and Houston, Texas.  The Company also maintains leases for other offices and locations on various terms expiring on various dates.

Item 3.     Legal Proceedings

Litigation

In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508.  On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff.  The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care.  Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001.  In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted.  The Company filed its responsive pleading on February 25, 2002, and discovery has now commenced.  The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.  This case is in discovery, and the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California.  On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint.  As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action.  The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the complaint.  On October 30, 2002, the relator dismissed the action with prejudice, and the government consented to the dismissal, without prejudice to its rights.

In 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies.  The basis for each of the arbitrations was that Columbia/HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA had breached the management services agreements.  In response to the arbitrations, Columbia/HCA had asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees.  On November 18, 2002, the parties filed a notice of dismissal of the arbitrations.

Furthermore, in connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, the liabilities, if any, arising out of (and to indemnify Olsten for) the above proceedings and other liabilities arising out of the home health services business, including any such liabilities arising after the Split-Off in connection with the government investigation described below.

In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business.  The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition.  The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

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

Accredo and the Company generally may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim, or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

These indemnification rights are the exclusive remedy from and after the closing of the acquisition, except for the right to seek specific performance of any of the agreements in the related asset purchase agreement, in any case where a party is guilty of fraud in connection with the acquisition, and with respect to tax liabilities and obligations.

Government Investigation

In February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena related to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company.  The settlement of this matter was consummated on September 30, 2002.  (See Note 4 to the consolidated financial statements.)

Corporate Integrity Agreement

In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, which will remain in effect until August 18, 2004.  The corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its nursing brand (but excludes the SPS business), and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims.  Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

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

Regulations

The Company's business is subject to extensive federal and state regulations which govern, among other things:

  Medicare, Medicaid, TRICARE and other government-funded reimbursement programs;

  reporting requirements, certification and licensing standards for certain home health agencies; and

  in some cases, certificate-of-need requirements.

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

  rules against physicians making referrals under Medicare for clinical services to a home health agency with which the physician or his or her immediate family member has certain types of financial relationships;

  laws against the filing of false claims; and

  laws against making payment or offering items of value to patients to induce their self-referral to the provider.

As part of the extensive federal and state regulation of the home health services business and under the Company's corporate integrity agreement, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies.  Periodic and random audits conducted or directed by these agencies could result in a delay in receipt, or an adjustment to the amounts of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs.  Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

On October 1, 2002, the reduction in home health payment limits mandated under the BBA became effective.  The Center for Medicare and Medicaid Services estimates that the reduction in payment limits will reduce payments under the Medicare program to home health agencies for open episodes of care on or after

October 1, 2002 by approximately 7 percent.  Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent. This reduction had a negative impact of approximately $2.0 million on net revenues for the fiscal year ended December 29, 2002.  Although a further market basket rate increase is scheduled to become effective October 1, 2003, that increase is currently under Congressional review. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country will be further reduced as the 10 percent rural add-on provision for home health services is scheduled to expire as of April 1, 2003.  The 10 percent rural add-on provision positively impacted the Company's net revenues by approximately $2 million for fiscal year 2002. Further, reductions in Medicaid reimbursement rates and limitations on payment increases may also occur.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers of the Company

The following table sets forth certain information regarding each of the Company's executive officers as of March 11, 2003:

Name	Executive Officer Since	Age	Position and Offices with the Company

Ronald A. Malone	2000	48	Chief Executive Officer and Chairman of the Board
Vernon A. Perry, Jr.	1999	51	President and Chief Operating Officer
Robert Creamer	2002	44	Senior Vice President, Financial Operations, and Chief Information Officer
Mary Morrisey Gabriel	2002	37	Senior Vice President, Sales
John R. Potapchuk	2001	50	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Christopher L. Anderson	2001	31	Vice President, Audit Services and Quality Assurance, and Chief Compliance Officer

The executive officers are elected annually by the Board of Directors.

Ronald A. Malone

Mr. Malone has served as chief executive officer and chairman of the board of the Company since June 2002.  He served as executive vice president of the Company from March 2000 to June 2002.  Prior to joining the Company, he served in various positions with Olsten, including executive vice president of Olsten and president, Olsten Staffing Services, United States and Canada, from January 1999 to March 2000.  From 1994 to December 1998, he served successively as Olsten's senior vice president, southeast division; senior vice president, operations; and executive vice president, operations.

Vernon A. Perry, Jr.

Mr. Perry has served as president and chief operating officer of the Company since June 2002.  He served as senior vice president of the Company from November 1999 to June 2002.  From 1996 to 1999, he served as senior vice president of CareCentrix for Olsten Health Services.  He joined Olsten in 1994 as vice president for business development.

Robert Creamer

Mr. Creamer has served as senior vice president, financial operations, and chief information officer of the Company since June 2002.  Prior thereto he served in various corporate financial management positions with the Company and Olsten Health Services, including vice president of finance-CareCentrix, vice president of financial operations and vice president of finance - Specialty Pharmaceutical Services.  He first joined Olsten in 1991.

Mary Morrisey Gabriel

                Ms. Morrisey Gabriel has served as senior vice president, sales, of the Company since July 2002.  From March 2000 to June 2002, Ms. Morrisey Gabriel served as senior vice president of National Accounts/North American Sales of Adecco, a staffing services company.  From October 1998 to March 2000, she served as Olsten's senior vice president of national accounts and prior thereto was Olsten's vice president of national accounts/business development.

John R. Potapchuk

Mr. Potapchuk has served as senior vice president, chief financial officer, treasurer and secretary of the Company since June 2002.  He served as vice president of finance and controller of the Company from March 2000 to June 2002.  He joined Olsten in 1991 and served in various corporate financial management positions with Olsten Health Services, including vice president and operations controller and vice president of finance.  Prior to that, Mr. Potapchuk served in senior management positions for PricewaterhouseCoopers LLP and Deloitte & Touche.

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

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on The Nasdaq National Market under the symbol "GTIV".

The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2001 and 2002:

2001	High	Low

1st Quarter	$20.38	$13.06
2nd Quarter	23.50	15.60
3rd Quarter	20.90	16.35
4th Quarter	22.44	15.66

2002 (1)	High	Low

1st Quarter	$25.39	$20.65
2nd Quarter	27.55	7.90
3rd Quarter	9.29	6.72
4th Quarter	8.86	7.10

(1)    On June 13, 2002, the Company paid a special dividend to its shareholders consisting of $7.76 cash and 0.19253 shares of Accredo common stock per share of Gentiva common stock (valued at $9.99 per share based on the June 13, 2002 closing price of $51.89 per share of Accredo common stock) following the sale of the Company's SPS business to Accredo. The total value of the special dividend amounted to $17.75 per share.

Holders

As of March 11, 2003, there were approximately 2,350 holders of record of the Company's common stock (including participants in the Company's employee stock purchase plan, brokerage firms holding the Company's common stock in "street name" and other nominees).

Dividends

Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock.  The Company does not currently expect to pay any dividends on its common stock.  Any future payments of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors, including any substantive change in the United States Tax Code.  In addition, the Company's credit facility also contains restrictions on the Company's ability to declare and pay dividends.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.                    Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 29, 2002.  The data have been derived from the Company's audited consolidated financial statements.  The historical consolidated financial information presents the Company's results of operations and financial position as if the Company were a separate entity from Olsten for all years presented.

In addition, the operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  In addition, for fiscal 2000, 1999 and 1998, continuing operations included the health care staffing services business and Canadian operations which were sold during the fourth quarter of fiscal 2000.  Results of all prior periods have been reclassified to conform to this presentation.

The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during all the years presented.

(in thousands, except per share amounts)	Fiscal Year Ended

	2002		2001		2000		1999		1998
Statement of Operations Data
									(53 weeks)
Net revenues (11)	$ 768,501		$ 729,577		$ 881,765		$ 879,295		$ 825,747	(7)
Gross profit	247,600	(3)	245,660		273,493	(5)	285,402		249,049	(7)
Selling, general and administrative expenses	(283,540)	(3)	(266,322)	(4)	(356,359)	(5)	(342,755)	(6)	(413,349)	(7)
Loss from continuing operations	(53,543)		(13,910)		(49,826)		(41,077)		(121,372)
Discontinued operations, net of tax (1)	191,578		34,898		(54,374)		25,991		19,907
Cumulative effect of accounting change, net of tax (2)	(187,068)		--		--		--		--
Net income (loss)	(49,033)	(3)	20,988	(4)	(104,200)	(5)	(15,086)	(6)	(101,465)	(7)

Basic and diluted earnings per share:
Loss from continuing operations	$ (2.05)		$ (0.60)		$ (2.41)		$ (2.02)		$ (5.97)
Discontinued operations, net of tax (1)	7.32		1.50		(2.64)		1.28		0.98
Cumulative effect of accounting change, net of tax (2)	(7.14)		--		--		--		--
Net income (loss)	(1.87)		0.90		(5.05)		(0.74)		(4.99)
Weighted average shares outstanding:
Basic and diluted	26,183		23,186		20,637		20,345	(8)	20,345	(8)

Balance Sheet Data (at end of year) (10)
Cash and cash equivalents	$ 101,241		$ 71,980		$ 452		$ 2,942		$ 799
Restricted cash	--		35,164		--		--		--
Working capital	104,339		417,949		348,684		438,536		367,915
Total assets	264,431		849,879		805,484		1,063,015		945,738
Long-term debt and other securities	--		--		20,000		78,562		86,250
Tangible net worth (9)	113,048		404,380		335,447		454,994		305,743
Special dividend per common share:
Cash	7.76		--		--		--		--
Value of Accredo common stock	9.99		--		--		--		--

(1)    For fiscal 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement, dated January 2, 2002, with the sale completed on June 13, 2002.  As such, the Company has reflected discontinued operations, including the gain on sale, of $191.6 million during fiscal 2002. Results for all prior years have been reclassified to conform to this presentation.  See Note 3 to the Company's consolidated financial statements.

(2)    For fiscal 2002, the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" and performed a transitional impairment test, resulting in a non-cash charge of $187.1 million.  See Note 2 to the Company's consolidated financial statements.

(3)    Net loss in fiscal 2002 reflects restructuring and other special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses.  See Note 4 to the Company's consolidated financial statements.

(4)    Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of the Gile v. Olsten Corporation, et al. and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs. These special charges are included in selling, general and administrative expenses.  See Note 4 to the Company's consolidated financial statements.

(5)    Net loss for fiscal 2000 reflects restructuring and other special charges aggregating $153.2 million, of which $97.0 million related to discontinued operations and $56.2 million related to continuing operations. Restructuring and special charges of $8.5 million are included in cost of services sold and $47.7 million is included in selling, general and administrative expenses.  See Note 4 to the Company's consolidated financial statements.  Net loss for fiscal 2000 also reflects a gain of $36.7 million relating to the sale of the Company's staffing services business and Canadian operations.

(6)    Net loss for fiscal 1999 reflects a restructuring charge of $15.2 million for the realignment of business units as part of a new restructuring plan.  This charge is included in selling, general and administrative expenses.

(7)    Net loss in fiscal 1998 reflects restructuring and other special charges totaling approximately $122 million, of which $18 million related to discontinued operations and $104 million related to continuing operations.  These charges resulted from $66 million related to the restructuring of the Company's businesses and a special charge of $56 million for the settlement of two federal investigations.  The restructuring and other special charges of $104 million that related to continuing operations included a reduction in revenues of $14 million, a charge to cost of sales of $15 million and $75 million in selling, general and administrative expenses.

(8)    Basic and diluted earnings per share and the average shares outstanding for each of the fiscal years 1998 and 1999 have been computed based on 20,345,029 shares of common stock.  Such amount is based on the number of shares of the Company's common stock issued on March 15, 2000, the date of the split-off.  See Note 2 to the Company's consolidated financial statements.

(9)    Tangible net worth represents the amount of shareholders' equity reduced by intangibles, principally goodwill, net of accumulated amortization.

(10)  Balance sheet data for the fiscal years ended 2001, 2000, 1999 and 1998 includes the assets of the SPS business, which was sold to Accredo on June 13, 2002.

(11)  Net revenues for fiscal 2000, 1999 and 1998 includes net revenues related to the home health services business of $736.5 million, $727.2 million and $715.6 million, respectively.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company's current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:

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

  availability and terms of capital;

  loss of significant contracts or reduction in revenue associated with major payor sources;

  ability of customers to pay for services;

  a material shift in utilization within capitated agreements; and

  changes in estimates and judgments associated with critical accounting policies as further described herein.

Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations."  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this Annual Report on Form 10-K as well as in various filings with the Securities and Exchange Commission, and you are encouraged to review these risk factors and filings.

                The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial position.  This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

Significant Developments

On June 13, 2002 the Company sold substantially all of the assets of its specialty pharmaceutical services business ("SPS") to Accredo Health, Incorporated ("Accredo") and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the NASDAQ on June 13, 2002).  The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur, and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  In addition, for fiscal 2000, continuing operations included the health care staffing services business and Canadian operations which were sold during the fourth quarter of fiscal 2000.  Results of all prior periods have been reclassified to conform to this presentation.

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

Results of Operations

Revenues

Net revenues increased by $39 million, or 5.3 percent to $769 million during fiscal 2002 as compared to $730 million during fiscal 2001.  This increase was driven by a combination of increased rates to Commercial and Government payors, increased volume in nursing patient admissions and an increase in the number of Preferred Provider Organization enrollees served by the Company's CareCentrix unit, partially offset by a 4.9 percent net reduction in Medicare reimbursement rates, which became effective in October 2002.

For fiscal year 2002, as compared to fiscal year 2001, net revenues from Medicare increased by $9.7 million or 6.3 percent to $162.3 million.  Commercial and Other payors net revenues increased by $30 million or 7.3 percent to $438.8 million and Local Government payors net revenues decreased $0.7 million or 0.4 percent to $167.4 million.

Gross Profit

Gross profit was approximately $248 million for fiscal year 2002 compared to $246 million for fiscal year 2001.  As a percentage of net revenues, gross profit margins decreased from 33.7 percent for fiscal year 2001 to 32.2 percent for fiscal year 2002.

The decrease in margin was primarily related to a $6.3 million special charge relating principally to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves (see Note 4 to the consolidated financial statements).  This special charge had a negative impact on gross profit margins of 0.8 percent.  In addition to the special charge, the Company also recorded a revenue adjustment of $2.5 million, which had a 0.3 percent negative impact on margins, related to a change in the estimated amount of the repayment to Medicare for partial episode payments ("PEPs") from the inception of the Prospective Payment System of reimbursement ("PPS") in October 2000 through June 30, 2002.  The 4.9 percent net reduction in Medicare reimbursement rates, which became effective in October 2002, had a negative impact of approximately $2.0 million, or 0.3 percent, on gross profit margins for fiscal year 2002.  The remaining net decrease in gross margin percentage was attributable to various other factors, including training costs associated with orientation of additional full-time caregivers, increased insurance costs and changes in business mix due to growth in the CareCentrix business, which generates a lower gross margin but also requires lower administrative costs to service the business, offset by increased rates to Commercial and certain Government payors.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased $17 million or 6.5 percent to $283 million during fiscal 2002 compared to $266 million during fiscal 2001.  These increases were driven by restructuring and special charges of $46.1 million during the second quarter ended June 30, 2002, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002, as compared to $3 million of special charges which were reflected in the consolidated statement of operations for the fiscal year ended December 30, 2001.  These net increases were offset by reductions in amortization expense ($10 million) due to the implementation of SFAS

No. 142 and net reductions ($10 million) in field and corporate administration expenses as a result of restructuring efforts and improvements in processes and technology, partially offset by an increase in selling expenses.

                Restructuring and special charges for the fiscal year ended December 29, 2002 are summarized and further described below (in thousands):

Fiscal Year Ended
December 29, 2002

Restructuring charges:
Business realignment activities	$ 6,813

Special charges:
Option tender offer	21,388
Settlement costs	7,731
Insurance costs	6,300
Asset writedowns and other	3,824

Total special charges	39,243

Total restructuring and special charges	$ 46,056

Fiscal 2002

Business Realignment Activities

The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan.  This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.  During fiscal year 2002, the Company paid $2.1 million in restructuring costs, leaving approximately $4.7 million of these restructuring charges unpaid, representing severance costs of $0.2 million which will be paid during 2003 and lease and other associated costs of $4.5 million which will be paid over the remaining lease terms. These unpaid restructuring charges are reflected in other accrued expenses in the accompanying consolidated balance sheet as of December 29, 2002.

Option Tender Offer

During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million.  In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

Settlement Costs

The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9 to the consolidated financial statements).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

Insurance Costs

The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves.  This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

Asset Writedowns and Other

The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a write-down of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write-off of deferred debt issuance costs associated with the terminated credit facility.  The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

Fiscal 2001

Settlement Costs

The Company recorded special charges of approximately $3.0 million during fiscal 2001 in connection with the settlement of the Gile v. Olsten Corporation, et al., and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These legal matters are further discussed in Note 9 to the consolidated financial statements.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 30, 2001.

Interest Expense, Net

Net interest income (expense) was approximately $0.8 million and ($0.1) million in fiscal 2002 and 2001, respectively.  Net interest income for fiscal 2002 primarily represented interest earned on investments of $2.4 million offset by fees relating to the revolving credit facility and outstanding letters of credit. Net interest expense for fiscal 2001 primarily represented fees relating to the revolving credit facility and outstanding letters of credit and, for the first half of fiscal 2001, the 10 percent convertible preferred trust securities offset by interest income of approximately $2.8 million.

Income Taxes

Income tax expense was $18.4 million in fiscal 2002 compared to an income tax benefit of $6.8 million in fiscal 2001.  A federal and state tax benefit was recorded in fiscal 2002, relative to the loss from continuing operations, offset by a $26.9 million provision associated with the adoption of SFAS No. 142, as discussed in Note 2 to the consolidated financial statements, and an adjustment of $5.4 million for tax audit adjustments.   The Company had a federal net operating loss carryforward at December 30, 2001 of $89.7 million that was used in part to offset the gain from the sale of the SPS division.  As of December 29, 2002, the Company had a federal net operating loss carryforward of $15 million.  Net deferred tax assets were $63.9 million at December 29, 2002 and $27 million at December 30, 2001.  The increase in deferred tax assets relates primarily to the adoption of SFAS 142 offset by utilization of a portion of the federal net operating loss during 2002.  At December 29, 2002 and December 30, 2001, the Company has recorded a full valuation allowance against its net deferred tax asset. Realization of the deferred tax asset is dependent on generating sufficient taxable income. Although management believes it is more likely than not that the deferred tax asset will not be realized, it is reasonably possible that the deferred tax asset may be realized in the near term if the recent trend of income, as reflected in the third and fourth quarters of 2002, continues. Management will continue to monitor the valuation allowance during 2003.

Net Income (Loss)

The Company recorded a net loss of $49.0 million or ($1.87) per diluted share in fiscal 2002 compared to net income of $21.0 million or $0.90 per diluted share in fiscal 2001.  The net loss for fiscal 2002 includes a net loss from continuing operations of $53.5 million or ($2.05) per diluted share, which included $46.1 million of  restructuring and special charges, income from discontinued operations of $191.6 million or $7.32 per diluted share and a net charge of $187.1 million or ($7.14) per diluted share relating to the cumulative effect of accounting change for goodwill.  Net income for fiscal 2001 includes a net loss from continuing operations of $13.9 million or ($0.60) per diluted share, including special charges, and income from discontinued operations of $34.9 million or $1.50 per diluted share.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

Significant Developments

The comparability of the Company's results of operations between fiscal year 2001 and fiscal year 2000 was impacted by several items which are briefly described below.

On March 15, 2000, the Company was split off from Olsten Corporation ("Olsten") through the issuance of the Company's common stock to Olsten's shareholders and the Company became an independent, publicly owned company.  Prior to the Split-off, the Company operated Olsten's health services business as a wholly owned subsidiary of Olsten.  The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented.  The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System (the "IPS") established through the Balanced Budget Act of 1997.  These costs are reported in annual cost reports filed with the Medicare fiscal intermediary and are subject to audit.  Effective October 1, 2000, the IPS was replaced by a PPS for Medicare home care reimbursement.  Under PPS, the Company is eligible to receive a fixed reimbursement which covers a specified treatment period for each patient.  The reimbursement rate is established based on a clinical assessment of the severity of the patient's condition, service needs and certain other factors.  The rate is subject to adjustment if there are significant changes in the patient's condition during the specified treatment period.  Net revenues attributable to the Medicare program, for fiscal years 2001 and 2000, were 21 percent and 20 percent, respectively, of total consolidated net revenues.

Results of Operations

Revenues

After adjusting for the Health Care Staffing Services and Canadian Home Care Nursing Services operations, which were sold during the fourth quarter of fiscal 2000, net revenues decreased by $7 million or 1.0 percent to $730 million during fiscal 2001 as compared to fiscal 2000 primarily due to lower volume resulting from transitional issues associated with the implementation of the PPS for Medicare reimbursement and the impact of the closing of certain home care nursing branches during the fourth quarter of fiscal 2000.

Overall, net revenues in fiscal 2001 decreased by $152 million or 17.3 percent, as compared to fiscal 2000, of which $145 million related to fiscal 2000 revenues for the aforementioned sold operations.

Gross Profit

Gross profit margins as a percentage of net revenues increased from 31.0 percent in fiscal 2000 to 33.7 percent in fiscal 2001.  Of the total increase in gross profit margins, 1.0 percent was  attributed to the special charges associated with the $8.5 million charge to reflect an increase in estimated liabilities to service providers under certain managed care contracts which was recorded during fiscal 2000.  The remaining increase in gross profit margins was primarily attributable to productivity enhancements resulting from a change in clinical protocols and a rate increase in Home Health Services which increased total Company gross profit margins by 0.6 percent, as well as the absence of lower margin Staffing and Canadian operations which were sold in late 2000 which increased total Company gross profit margins by 1.1 percent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $90 million or 25.3 percent to $266 million during fiscal 2001 as compared to $356 million during fiscal 2000 due to (i) special charges of $48 million which were recorded in the fiscal 2000 period, (ii) the reduction of $27 million in costs associated with the sale of the Staffing and Canadian operations, (iii) efficiency improvement efforts in Home Health Services branch operations and corporate administrative support departments, and (iv) the closing of certain home care nursing branches during the fourth quarter of fiscal 2000.

                Excluding the effects of the businesses that were sold and the special charges recorded in the periods as described above, selling, general and administrative expenses as a percentage of net revenues were 36.1 percent and 38.2 percent for fiscal 2001 and 2000, respectively.

Restructuring and Other Special Charges

During fiscal 2001 and 2000, the Company recorded restructuring and other special charges aggregating $3.0 million and $153.2 million, which included special charges of $97.0 million related to discontinued operations and $56.2 million related to continuing operations, respectively.

Fiscal 2001

        Settlement Costs

The Company recorded special charges of approximately $3.0 million during fiscal year 2001 in connection with the settlement of the Gile v. Olsten Corporation, et al., and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These legal matters are further discussed in Note 9 to the consolidated financial statements.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 30, 2001.

Fiscal 2000

Restructuring and other special charges during fiscal 2000 aggregated $56.2 million, of which $8.5 million was recorded in cost of services sold.  The remaining charges of approximately $47.7 million were recorded in selling, general and administrative expenses and included charges to restructure business operations of $5.5 million, an incremental charge of $21.4 million for increases in the allowance for doubtful accounts and receivable write-offs, charges of $5.7 million associated with the implementation of the PPS for Medicare reimbursement, settlement costs of $7.2 million, Split-off/transition costs of $4.1 million and name change and other costs of $3.8 million.  A further description of the nature of such restructuring and other special charges is presented below.

Restructuring of Business Operations

The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring plan which included the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's Staffing Services business and Canadian operations.  These charges included employee severance of $2.9 million relating to the termination of 270 employees in nursing branches and certain corporate and administrative departments, asset write-downs of $1.2 million and future lease payments and other associated costs of $1.4 million.

Bad Debt/Receivables Write-Off

During fiscal 2000, the Company launched several initiatives including the development of numerous enhancements to its billing and collection systems, and hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.  These initiatives are further described below.

During the third quarter of fiscal 2000, a significant number of billing and collection system enhancements were made which provided management with new and enhanced information as to the collectibility of receivables that was previously unavailable.  This information included historical cash collection data segregated by the time period for which the related revenue was recognized, accounts receivable aging trends by payor source and other statistical data.

In May 2000, the Company hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection processes.  During the third quarter of 2000, as a result of the work performed by the consultant and the information resulting from the enhanced billing and collection processes, it was determined that the filing deadlines for submitting certain claims for reimbursement to government and commercial payors had expired and documentation required by payors to support certain other claims could not be located.  Furthermore, the results of the consultant's cash collection efforts during the period of its engagement were significantly less than initially estimated.

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

In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $21.4 million in the third quarter of fiscal year 2000 relating to government and commercial payors.  The incremental provision for doubtful accounts related to revenues recognized in the following years:  $6.1 million in fiscal 1998 and prior, $10.2 million in fiscal 1999 and $5.1 million in fiscal 2000.  This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended December 31, 2000.

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

Split-off/Transition Costs

Special charges of $4.1 million were incurred during fiscal 2000 to reflect obligations resulting from the Company's Split-off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly owned entity.  These special charges included change of control and compensation and benefit payments of $3.6 million made to a former executive officer and certain former employees of the Company and Olsten and transition costs of $0.5 million relating to registration costs, professional fees and other items.

Name Change and Other

Special charges of approximately $3.8 million were incurred in fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc.  These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

Cost of Services Sold

The Company recorded a charge to cost of sales of $8.5 million during fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts.  Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claims experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

Gain on Sale of Businesses

In October 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million and recorded a gain of approximately $44.4 million on the sale.  As of December 30, 2001, these proceeds were subject to adjustment (upward or downward) in accordance with the terms of the purchase and sale agreement related to final closing balance sheet items.  In May 2002, the Company received a cash payment in the amount of $2.5 million in settlement of the final closing balance sheet.

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

Interest Expense, Net

Interest expense, net was $0.1 million in fiscal 2001 and $3.1 million in fiscal 2000.  Interest expense, net primarily represented interest on the outstanding 4 3/4 percent convertible subordinated debentures during the period from January 3, 2000 to October 1, 2000 (the debentures' maturity date), net intercompany borrowings with Olsten for the period from January 3, 2000 to March 15, 2000 (the Split-off date) and, subsequent to March 15, 2000, borrowings and fees relating to the revolving credit facility and the mandatorily redeemable securities.

Interest expense, net includes interest income of $2.8 million in fiscal 2001 and $0.8 million in fiscal 2000.

Income Taxes

The Company recorded an income tax benefit of $6.8 million in fiscal 2001 compared to income tax expense of $0.6 million in fiscal 2000.   The Company had a federal net operating loss carryforward of $89.7 million at the end of fiscal 2001 and $76.4 million at the end of fiscal 2000.  A federal and state tax benefit was recorded in fiscal 2001, relative to the loss from continuing operations. Income tax expense in fiscal 2000 related to taxes payable to state and local jurisdictions.  At December 30, 2001 and December 31, 2000, the Company had established a valuation allowance as an offset against deferred tax assets due to the uncertainty about the ability to realize those assets in future years.

Net Income (Loss)

The Company recorded net income of $21.0 million or $0.90 per diluted share in fiscal 2001 compared with a net loss of $104.2 million or ($5.05) per diluted share in fiscal 2000.  Net income for fiscal 2001 includes a net loss from continuing operations, including special charges, of $13.9 million or ($0.60) per diluted share and income from discontinued operations of $34.9 million or $1.50 per diluted share.  The net loss for fiscal 2000 includes a net loss from continuing operations of $49.8 million or ($2.41) per diluted share, including restructuring and special charges, and a net loss from discontinued operations of $54.4 million or ($2.64) per diluted share.

Liquidity and Capital Resources

                Liquidity

The Company's principal source of liquidity is the collection of its accounts receivable.  For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements.

Days Sales Outstanding ("DSO") for the home health services business was 59 days at December 29, 2002.  DSO was reduced by 9 days during fiscal 2002 as a result of a preliminary settlement with Medicare related to the Company's year 2000 cost report (4 days) and continued improved cash collections due to improvements in business processes at the Company's billing and collection units (5 days).  Working capital at December 29, 2002 was $104 million, a decrease of $314 million as compared to $418 million at December 30, 2001, primarily due to:

  a $250 million decrease resulting from the sale of the net assets of the SPS business;

  a $36 million decrease in prepaid and other assets relating to an increase in the valuation allowance for deferred tax assets as further described in Note 12 to the consolidated financial statements;

  a $15 million decrease in accounts receivable; and

  a $6 million increase in current liabilities, excluding liabilities held for sale, primarily driven by increases in obligations under insurance programs ($8 million), cost of claims incurred but not reported ($8 million), and accounts payable ($7 million), partially offset by a decrease in Medicare liabilities ($9 million), other accrued expenses ($7 million) and payroll and related taxes ($1 million).

The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna.  For the fiscal year ended December 29, 2002, Cigna accounted for 38 percent of the Company's total net revenues.  The Company has renewed the contract with Cigna for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.  If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

The Company participates in the Medicare, Medicaid and other federal and state healthcare programs.  For the fiscal year ended December 29, 2002, the Company's participation in the Medicare program accounted for 21 percent, and the Company's participation in the Medicaid and other federal and state healthcare programs accounted for 22 percent, of the Company's net revenues.  On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective.  The Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, estimates that the reduction in payment limits will reduce payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent.  Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent.  This reduction had a negative impact of approximately $2.0 million on net revenues for the fiscal year ended December 29, 2002. Although a further market basket rate increase is scheduled to become effective October 1, 2003, that increase is currently under Congressional review. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country will be further reduced as the ten percent rural add-on provision for home health services is scheduled to expire as of April 1, 2003.  The ten percent rural add-on provision positively impacted the Company's net revenues by approximately $2 million for fiscal year 2002. Reductions in Medicaid reimbursement rates and limitations on payment increases may also occur.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in these programs, including compliance with the Company's corporate integrity agreement.  As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies.  Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs.  Violation of the applicable federal and state health care regulations can result in the Company's exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties.  The Company believes it is currently in compliance with these standards and regulations.

In connection with the sale of the SPS business, the Company terminated its then-existing credit facility and entered into a new credit facility on June 13, 2002.  The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.  Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeds $15 million.  At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent.

In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.

Total outstanding letters of credit were approximately $28 million as of December 29, 2002.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  There were no borrowings outstanding under the credit facility as of December 29, 2002.  As of December 29, 2002 the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $17 million.

The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

The new credit facility includes provisions, which, if not complied with, could require early payment by the Company.  These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions.  In addition, these provisions include an account obligor whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts.  The Company does not have any trigger events in the new credit facility that are tied to changes in its credit rating or stock price.  As of December 29, 2002, the Company was in compliance with these covenants.

Additional items that could impact the Company's liquidity are discussed under "Risk Factors" in Item 1 of this annual report on Form 10-K.

Capital Expenditures

The Company's capital expenditures for the fiscal years 2002, 2001 and 2000 were $4.1 million, $3.9 million and $4.8 million, respectively.  The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry.  In this regard, management expects that capital expenditures will not exceed $12 million for fiscal 2003.  The Company may also make certain other investments to expand its business, including acquisitions.  Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of $101.2 million as of December 29, 2002.  In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest.  Under terms of the bond, cash equal to the amount of the bond was held in a segregated account and was reported as restricted cash in the accompanying consolidated balance sheet as of December 30, 2001.  This matter has been settled and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002.  The supersedeas bond has been released and the restricted cash of $35.2 million was released to the Company in September 2002.

In early 2001, CMS issued cash advances to certain Medicare providers in connection with the transition from the Interim Payment System to the Prospective Payment System (PPS) for Medicare reimbursement.  In the first quarter of fiscal 2001, the Company received such an advance, net of payments for estimated settlements relating to cost report filings, of approximately $20.9 million, which is reflected in current liabilities in the accompanying consolidated balance sheet as of December 30, 2001.  In October 2002, the Company repaid the cash advance of $20.9 million related to the October 2000 implementation of the PPS.  Concurrently, the Company received a payment of $15.9 million connected to a preliminary settlement from the Medicare program relating to prior year cost reports.

Contractual Obligations and Commercial Commitments

At December 29, 2002, the Company had no long-term debt and no significant capital lease obligations. Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at December 29, 2002, including the lease for a former Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement, are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net

2003	$ 18,890	$ 2,016	$ 16,874
2004	14,534	1,676	12,858
2005	9,965	1,344	8,621
2006	6,566	709	5,857
2007	3,532	--	3,532
Thereafter	5,090	--	5,090

 The Company had total letters of credit of approximately $27.6 million outstanding under its credit facility at December 29, 2002.  The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  On March 15, 2003 approximately $26.6 million of the outstanding letters of credit will expire.  The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company's working capital needs for fiscal 2003 will be met through operating cash flow and its existing cash balance.  If cash flows from operations or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Litigation and Government Investigations

The Company is a party to certain legal actions and government investigations.  See Item 3. Legal Proceedings and Note 9 to the Company's consolidated financial statements.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

The Company has several stock ownership and compensation plans, which are described more fully in Note 11 to the consolidated financial statements. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Net income (loss) - as reported	$ (49,033)	$ 20,988	$ (104,200)
Add: Stock-based employee compensation
expense included in reported net income, net of tax	13,160	-	-
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax	(5,022)	(3,002)	(1,852)

Net income (loss) - pro forma	$ (40,895)	$ 17,986	$ (106,052)

Basic and diluted income (loss) per share - as reported	$ (1.87)	$ 0.90	$ (5.05)
Basic and diluted income (loss) per share - pro forma	$ (1.56)	$ 0.78	$ (5.14)

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction" ("SFAS 145").  SFAS 145 rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amended SFAS No. 13 "Accounting for Leases" ("SFAS 13").  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to determine whether gains and losses from extinguishment of debt receive extraordinary item treatment.  SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed.  SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company has elected to adopt SFAS 145, effective April 1, 2002.  During the fiscal year ended, December 29, 2002, the impact of this adoption resulted in the Company recognizing a write-off of approximately $1.5 million of deferred debt issuance costs associated with the terminated credit facility which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.  See Note 4 to the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS 146, effective December 30,

2002.  For exit or disposal activities initiated prior to December 30, 2002, the Company followed the accounting guidelines outlined in EITF 94-3.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in its interim and annual financial statements effective for the period ended December 29, 2002. The Company has adopted the disclosure provisions of FIN 45 in fiscal 2002 and will adopt the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003.  The Company does not expect that the provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

Impact of Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

Critical Accounting Policies

Revenue Recognition

Under fee-for-service agreements with patients and with commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered.  Under capitated arrangements with managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided.  Under the PPS for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenues of approximately $4.4 million and $5.2 million relating to the Medicare PPS program were included in other accrued expenses in the consolidated balance sheets as of December 29, 2002 and December 30, 2001, respectively

Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.  Revenue adjustments are deducted from gross accounts receivable.  These revenue adjustments are based on significant assumptions and judgments which are determined by Company management based on historical trends.

Net revenues attributable to major payor sources of reimbursement are as follows:

	Fiscal Year

	2002	2001	2000

Medicare	21%	21%	20%
Medicaid and Other Government	22	23	24
Commercial Insurance and Other	57	56	56

	100%	100%	100%

In addition, for fiscal years 2002, 2001 and 2000, Cigna accounted for approximately 38 percent, 36 percent and 26 percent, respectively, of the Company's total net revenues.  The Company has renewed its contract with Cigna for a seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.

Net revenues generated under capitated agreements were approximately 16 percent, 15 percent, and 12 percent of total net revenues for fiscal 2002, 2001, 2000, respectively. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

The estimate of cost of claims incurred but not reported involves significant assumptions and judgments which relate to and may vary depending on the services authorized at each of the Company's care management centers, historical patterns of service utilization and payment trends.  These assumptions and judgments are evaluated on a quarterly basis and changes in estimated liabilities for costs of claims incurred but not reported are determined based on such evaluation.

Obligations under Insurance Programs

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

For the fiscal year ended December 29, 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves.  In this regard, management believes it now has sufficient data to allow the Company to more heavily rely on its own home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves.  Previously the Company utilized insurance industry actuarial information, as well as the Company's historical claims experience, in developing reserve estimates.

The Company maintains insurance coverage on individual claims.  The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter.  The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Letters of credit and surety bonds have been issued to guarantee payment under the Company's workers compensation program. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Settlement Issues

Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997.  These costs are reported in annual cost reports, which are filed with the CMS, and are subject to audit by the fiscal intermediary engaged by CMS.  The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers.  Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary.  Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

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

Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $187.1 million, net of tax, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.  This charge included a tax benefit of $3.4 million relating to tax deductible goodwill, which was recorded in the fiscal year 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million.  See Note 12 to the consolidated financial statements.

For fiscal years 2001 and 2000, intangibles, principally goodwill, associated with acquired businesses were being amortized on a straight-line basis over periods ranging from 10 to 40 years.

The table below presents a reconciliation of reported net income to adjusted net income as if the SFAS 142 was adopted as of January 1, 2000 (in thousands, except per share amounts):

For the Fiscal Year Ended

	December 30, 2001		December 31, 2000

		Earnings Per Share Basic and Diluted		Earnings Per Share Basic and Diluted
	Net Income (Loss)		Net Income (Loss)

Reported net income (loss)	$ 20,988	$ 0.90	$ (104,200)	$ (5.05)
Add back: Goodwill amortization, net of tax	10,023	0.43	10,798	0.52

Adjusted net income (loss)	$ 31,011	$ 1.33	$ (93,402)	$ (4.53)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company had no interest rate exposure on fixed rate debt or other market risk at December 29, 2002.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedule set forth in Part IV, Item 15 (a) (1) and (2) of this report are incorporated by reference into this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required regarding the directors of the Company is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the SEC with regard to the Company's 2003 Annual Meeting of Shareholders.  See also the information with respect to executive officers of the Company at the end of PART I hereof.

Item 11.   Executive Compensation

Information required concerning executive compensation is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the SEC with respect to the Company's 2003 Annual Meeting of Shareholders.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required regarding the security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to information to be contained in the Company's Proxy Statement to be filed with the SEC with respect to the Company's 2003 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

There are no such relationships or transactions.

Item 14.   Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company.  The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Change in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, no corrective actions were taken.

PART IV

Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(a)(3) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Company(1)
3.2	Certificate of Correction to Certificate of Incorporation, filed with the Delaware Secretary of State on July 1, 2002(2)
3.3	Restated By-Laws of Company(2)
4.1	Specimen of common stock(4)
4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock(1)
4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(3)
10.1	Separation Agreement dated August 17, 1999 among Olsten Corporation, Aaronco Corp. and Adecco SA(1)
10.2	Omnibus Amendment No. 1 dated October 7, 1999 by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp.(1)
10.3	Omnibus Amendment No. 2 dated January 18, 2000 by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (1)
-33-
Exhibit Number	Description
10.4	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Limited Partnership, as rights agent(3)
10.5	Company's Executive Officers Bonus Plan(1)*
10.6	Company's 1999 Stock Incentive Plan(5)*
10.7	Company's Stock & Deferred Compensation Plan for Non-Employee Directors (5)*
10.8	Company's Employee Stock Purchase Plan (1)*
10.9	Form of Employment Agreement with Edward A. Blechschmidt (3)*
10.10	Form of Change in Control Agreement with Edward A. Blechschmidt (5)*
10.11	Form of Change in Control Agreement with Executive Officers of Company(2)*
10.12	Form of Severance Agreement with Executive Officers of Company (2)*
10.13	Employment Agreement with Ronald A. Malone +*
10.14	Change in Control Agreement with Ronald A. Malone (2)*
10.15

Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent, on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (6)

10.16	Asset Purchase Agreement dated as of January 2, 2002 by and between Accredo Health, Incorporated, the Company and the Sellers named therein (7)
10.17

National Home Care Provider Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. dated January 1, 1996, as amended (8) (confidential treatment requested as to portions of this document)

10.18

Amendment dated January 1, 2003 to National Home Care Provider Agreement between Cigna Health Corporation and Gentiva CareCentrix, Inc. dated January 1, 1996, as amended + (confidential treatment requested as to portions of this document)

10.19	Consulting Agreement dated as of July 1, 2002 between Gail R. Wilensky and Gentiva Health Services (USA), Inc. +*
21.	List of Subsidiaries of Company +
23.	Consent of PricewaterhouseCoopers LLP, independent accountants +

_____________________

(1)        Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form
            S-4 dated January 19, 2000 (File No. 333-88663).

(2)        Incorporated herein by reference to Form 10-Q of Company for quarterly period ended June 30, 2002.

(3)        Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form
            S-4 dated February 4, 2000 (File No. 333-88663).

(4)        Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form
            S-4 dated February 9, 2000 (File No. 333-88663).

(5)        Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.

(6)        Incorporated herein by reference to Form 8-K of Company dated June 13, 2002 and filed June 21, 2002.

(7)        Incorporated herein by reference to definitive Proxy Statement of Company dated May 10, 2002.

(8)        Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 29, 2002.

*          Management contract or compensatory plan or arrangement

+          Filed herewith

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.
Date: March 25, 2003	By: /s/Ronald A. Malone Ronald A. Malone Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2003	By: /s/Ronald A. Malone Ronald A. Malone Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)
Date: March 25, 2003	By: /s/John R. Potapchuk John R. Potapchuk Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 25, 2003	By: /s/Victor F. Ganzi Victor F. Ganzi Director
Date: March 25, 2003	By: /s/Stuart R. Levine Stuart R. Levine Director
Date: March 25, 2003	By: /s/Mary O'Neil Mundinger Mary O'Neil Mundinger Director
Date: March 25, 2003	By: /s/Stuart Olsten Stuart Olsten Director
Date: March 25, 2003	By: /s/Raymond S. Troubh Raymond S. Troubh Director
Date: March 25, 2003	By: /s/Josh S. Weston Josh S. Weston Director
Date: March 25, 2003	By: /s/Gail Wilensky Gail Wilensky Director
Date: March 25, 2003	By: /s/Edward A. Blechschmidt Edward A. Blechschmidt Director

CERTIFICATIONS

I, Ronald A. Malone, certify that:

1.                I have reviewed this annual report on Form 10-K of Gentiva Health Services, Inc.;

2.                Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/Ronald A. Malone Ronald A. Malone Chief Executive Officer

I, John R. Potapchuk, certify that:

1.                I have reviewed this annual report on Form 10-K of Gentiva Health Services, Inc.;

2.                Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/John R. Potapchuk John R. Potapchuk Chief Financial Officer

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and Subsidiaries (the "Company") at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets effective December 31, 2001.

  /s/ PricewaterhouseCoopers LLP

New York, New York
February 5, 2003

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 29, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 101,241	$ 71,980
Restricted cash	-	35,164
Receivables, less allowance for doubtful accounts of
$9,032 and $10,831 in 2002 and 2001, respectively	125,078	140,295
Prepaid expenses and other current assets	10,534	46,767
Assets held for sale	-	306,537

Total current assets	236,853	600,743

Fixed assets, net	13,025	17,045
Goodwill, net	-	217,327
Other assets	14,553	14,764

Total assets	$ 264,431	$ 849,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,865	$ 10,022
Payroll and related taxes	12,377	12,756
Medicare liabilities	11,880	20,878
Cost of claims incurred but not reported	27,899	20,174
Obligations under insurance programs	37,829	29,613
Other accrued expenses	25,664	32,678
Liabilities held for sale	-	56,673

Total current liabilities	132,514	182,794

Other liabilities	18,869	45,378

Shareholders' equity:
Common stock, $.10 par value; authorized 100,000,000
shares; issued and outstanding 26,385,210 and
25,638,794 shares, respectively	2,639	2,564
Additional paid-in capital	263,024	722,725
Accumulated deficit	(152,615)	(103,582)

Total shareholders' equity	113,048	621,707

Total liabilities and shareholders' equity	$ 264,431	$ 849,879

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Net revenues	$ 768,501	$ 729,577	$ 881,765
Cost of services sold	520,901	483,917	608,272

Gross profit	247,600	245,660	273,493
Selling, general and administrative expenses	(283,540)	(266,322)	(356,359)
Gain on sale of businesses	-	-	36,682
Interest income (expense), net	834	(63)	(3,066)

Loss before income taxes from continuing operations	(35,106)	(20,725)	(49,250)
Income tax expense (benefit)	18,437	(6,815)	576

Loss from continuing operations	(53,543)	(13,910)	(49,826)
Discontinued operations, net of tax	191,578	34,898	(54,374)

Income (loss) before cumulative effect of accounting change	138,035	20,988	(104,200)
Cumulative effect of accounting change, net of tax	(187,068)	-	-

Net income (loss)	$ (49,033)	$ 20,988	$ (104,200)

Basic and diluted earnings per share:
Loss from continuing operations	$ (2.05)	$ (0.60)	$ (2.41)
Discontinued operations, net of tax	7.32	1.50	(2.64)
Cumulative effect of accounting change, net of tax	(7.14)	-	-

Net income (loss)	$ (1.87)	$ 0.90	$ (5.05)

Weighted average shares outstanding	26,183	23,186	20,637

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 29, 2002
(In thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 2, 2000	20,345,029	$ 2,035	$ 725,998	$ (20,370)	$ (2,372)	$ 705,291

Comprehensive loss:
Net loss				(104,200)		(104,200)
Cumulative translation adjustment					(176)	(176)
Reversal of cumulative translation
adjustment related to Canadian
operations sold during the year					2,548	2,548
Unrealized loss on investments					(564)	(564)

Subtotal	-	-	-	(104,200)	1,808	(102,392)

Net transactions with Olsten			(41,786)			(41,786)

Issuance of stock upon exercise of
stock options and under stock plans
for employees and directors	851,664	85	4,951	-	-	5,036

Balance at December 31, 2000	21,196,693	$ 2,120	$ 689,163	$ (124,570)	$ (564)	$ 566,149

Comprehensive income:
Net income				20,988		20,988
Realized gain on investments					564	564

Subtotal	-	-	-	20,988	564	21,552

Conversion of Gentiva-obligated man-
datorily redeemable convertible
securities of a subsidiary holding
solely Gentiva debentures	2,146,105	214	19,786			20,000

Issuance of stock upon exercise of
stock options and under stock plans
for employees and directors	2,295,996	230	13,776	-	-	14,006

Balance at December 30, 2001	25,638,794	$ 2,564	$ 722,725	$ (103,582)	$ -	$ 621,707

Comprehensive loss:
Net loss				(49,033)		(49,033)

Dividends paid ($17.75 per share)			(466,597)			(466,597)
Issuance of stock upon exercise of
stock options and under stock plans
for employees and directors	746,416	75	6,896	-	-	6,971

Balance at December 29, 2002	26,385,210	$ 2,639	$ 263,024	$ (152,615)	$ -	$ 113,048

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000
OPERATING ACTIVITIES:
Net income (loss)	$ (49,033)	$ 20,988	$ (104,200)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Loss (Income) from discontinued operations	(191,578)	(34,898)	54,374
Cumulative effect of accounting change	187,068	-	-
Depreciation and amortization	7,185	18,741	22,060
Provision for doubtful accounts	4,936	5,120	31,157
(Loss) Gain on sale/disposal of businesses and fixed assets	951	(255)	(36,682)
Stock option tender offer	21,388	-	-
Deferred income taxes	12,837	-	(774)
Changes in assets and liabilities, net of acquisitions/divestitures
Accounts receivable	10,281	32,655	28,498
Prepaid expenses and other current assets	7,825	2,610	(12,303)
Current liabilities	6,393	(11,702)	(42,186)
Change in net assets held for sale	3,300	57,711	47,100
Other, net	(3,024)	827	3,947

Net cash provided by (used in) operating activities	18,529	91,797	(9,009)

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations	(4,116)	(3,864)	(4,751)
Purchase of fixed assets - discontinued operations	(2,121)	(6,203)	(3,798)
Proceeds from sale of business	206,564	475	67,734
Withdrawal from (deposits into) restricted cash	35,164	(35,164)	-

Net cash provided by (used in) investing activities	235,491	(44,756)	59,185

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,971	14,006	5,036
Debt issuance costs	(1,321)	-	(2,657)
Net transactions with Olsten	-	-	5,226
Issuance of mandatorily redeemable and other securities	-	-	20,100
Cash distribution to shareholders	(203,983)	-	-
Retirement of long-term debt	-	-	(78,087)
Payments for stock option tender	(21,388)	-	-
Advance received from/(paid to) Medicare program	(5,038)	20,878	-
Decrease in book overdrafts	-	(10,379)	(2,285)

Net cash (used in) provided by financing activities	(224,759)	24,505	(52,667)

Net change in cash and cash equivalents	29,261	71,546	(2,491)
Cash and cash equivalents at beginning of period	71,980	434	2,925

Cash and cash equivalents at end of period	$ 101,241	$ 71,980	$ 434

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

For fiscal year 2002, in connection with the sale of the Company's Specialty Pharmaceutical Services business on June 13, 2002, the Company received 5,060,976 shares of common stock of Accredo Health, Incorporated, which were subsequently distributed to the Company's shareholders.

In fiscal 2001, $20 million of the Company's convertible preferred trust securities were converted to common stock.

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Background and Basis of Presentation

Background

On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo") and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the NASDAQ on June 13, 2002).  The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur, and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.  In addition, for fiscal 2000, continuing operations included the health care staffing services business and Canadian operations which were sold during the fourth quarter of fiscal 2000.  Results of all prior periods have been reclassified to conform to this presentation.

In addition, under the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the SPS business had been reported as a segment of the Company.  Subsequent to the sale of the SPS business, the Company operates its remaining Home Health Services business as a single reporting unit.

On March 15, 2000, Gentiva Health Services, Inc. and its Subsidiaries (the "Company") were split off (the "Split-off") from Olsten Corporation ("Olsten") through the issuance of  the Company's shares of common stock to Olsten's shareholders and the Company became an independent, publicly owned company.  On such date, Olsten also merged its remaining staffing and information technology businesses with those of Adecco SA pursuant to a Merger Agreement (the "Merger").  Prior to the Split-off, the Company operated Olsten's health services business as a wholly owned subsidiary of Olsten.

In connection with the Split-off and Merger, the Company issued mandatorily redeemable and other securities as discussed in Note 7, settled certain transactions with Olsten as discussed in Note 8, and agreed to assume certain obligations and commitments including those described in Notes 8 and 10 and the shareholders of Olsten approved various stock plans for the Company as described in Note 11.

Basis of Presentation

The accompanying consolidated financial statements reflect the financial position, results of operations, changes in shareholders' equity and cash flows of the Company as if it was an entity separate from Olsten for all periods presented.  The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations related to the Company.

The Company's selling, general and administrative expenses included a management fee of approximately $1.0 million for fiscal 2000.  This fee represented an allocation of certain general corporate overhead expenses related to Olsten's corporate headquarters.  Management believes the allocations related to general corporate overhead expenses were reasonable; however, the costs charged to the Company were not necessarily indicative of the costs that would have been incurred if the Company had been a stand-alone entity during the period for which such expenses were allocated.  Subsequent to the Split-off, the Company began to perform these functions using its own resources or purchased services, and additionally, the Company has been responsible for the costs and expenses associated with the management of a public corporation.

Net interest expense as presented in the consolidated statements of operations included net interest expense of approximately $3.0 million for fiscal 2000 relating to the intercompany balances with Olsten.  Such intercompany balances have been reflected as a contribution to capital at January 2, 2000 and as of the Split-off date.

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

Note 2.     Summary of Critical and Other Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company's fiscal year ends on the Sunday nearest to December 31st, which was December 29, 2002 for fiscal 2002, December 30, 2001 for fiscal 2001 and December 31, 2000 for fiscal 2000.

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

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported, obligations under workers compensation, professional liability and employee health and welfare insurance programs and Medicare settlement issues.

A description of the critical and other significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Critical Accounting Policies

Revenue Recognition

Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered.  Under capitated arrangements with managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided.  Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $4.4 million and $5.2 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of December 29, 2002 and December 30, 2001, respectively.

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

Net revenues attributable to major payor sources of reimbursement are as follows:

	Fiscal Year

	2002	2001	2000

Medicare	21%	21%	20%
Medicaid and Other Government	22	23	24
Commercial Insurance and Other	57	56	56

	100%	100%	100%

The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna.  For fiscal years 2002, 2001 and 2000, Cigna accounted for approximately 38 percent, 36 percent and 26 percent, respectively, of the Company's total net revenues. The Company has renewed the contract with Cigna for a seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.

Net revenues generated under capitated agreements were approximately 16 percent, 15 percent, and 12 percent of total net revenues for fiscal 2002, 2001, 2000, respectively. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

The estimate of cost of claims incurred but not reported involves significant assumptions and judgments which relate to and may vary depending on the services authorized at each of the Company's care management centers, historical patterns of service utilization and payment trends.  These assumptions and judgments are evaluated on a quarterly basis and changes in estimated liabilities for costs of claims incurred but not reported are determined based on such evaluation.

Obligations under Insurance Programs

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

For the fiscal year ended December 29, 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves.  In this regard, management believes it now has sufficient data to allow the Company to more heavily rely on its own home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves.  Previously the Company utilized insurance industry actuarial information, as well as the Company's historical claims experience in developing reserve estimates.

The Company maintains insurance coverage on individual claims.  The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter.  The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Letters of credit and surety bonds have been issued to guarantee payment under the Company's workers compensation program. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Settlement Issues

Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997.  These costs were reported in annual cost reports, which were filed with the Center for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, and are subject to audit by the fiscal intermediary engaged by CMS.  The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers.  Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary.  Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

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

Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $187.1 million, net of tax, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.  This charge included a tax benefit of $3.4 million relating to tax deductible goodwill, which was recorded in the fiscal year 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million.  See Note 12.

For fiscal years 2001 and 2000, intangibles, principally goodwill, associated with acquired businesses were being amortized on a straight-line basis over periods ranging from 10 to 40 years.

The table below presents a reconciliation of reported net income to adjusted net income (loss) as if the SFAS 142 was adopted as of January 1, 2000 (in thousands, except per share amounts).

For the Fiscal Year Ended

	December 30, 2001		December 31, 2000

		Earnings Per Share Basic and Diluted		Earnings Per Share Basic and Diluted
	Net Income (Loss)		Net Income (Loss)

Reported net income (loss)	$ 20,988	$ 0.90	$ (104,200)	$ (5.05)
Add back: Goodwill amortization, net of tax	10,023	0.43	10,798	0.52

Adjusted net income (loss)	$ 31,011	$ 1.33	$ (93,402)	$ (4.53)

Other Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash deposited with banks and financial institutions include highly liquid investments with original maturities of three months or less.

In connection with the Frederickson v. Olsten Health Services Corp. and Olsten Corporation case, a supersedeas bond in the amount of $35.2 million was posted to satisfy the judgment plus interest.  Under terms of the bond, cash equal to the amount of the bond was held in a segregated account and was reported as restricted cash in the accompanying consolidated balance sheet as of December 30, 2001.  This matter has been settled and the supersedeas bond has been released.  The restricted cash of $35.2 million was released to the Company in September 2002.  See Note 9 for further discussion.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Accounting for Impairment and Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".  SFAS 144 further refined SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions.  SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (December 31, 2001 for the Company).  The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

Foreign Currency Translation

Prior to the sale of the Company's Canadian operations in November 2000, financial statements denominated in Canadian dollars were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows.  Translation adjustments were recorded within accumulated other comprehensive loss.  As a result of the sale of the Company's Canadian operations, cumulative translation adjustments of approximately $2.5 million were reversed from accumulated other comprehensive loss and reflected as a component of gain on sale of businesses in the accompanying consolidated statement of operations.  Transaction gains and losses that arose from exchange rate fluctuations were not significant.

Earnings Per Share

Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period.  The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

For the Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Loss from continuing operations	$ (53,543)	$ (13,910)	$ (49,826)

Basic and diluted weighted average
common shares outstanding	26,183	23,186	20,637

Loss from continuing operations
per common share:
Basic and diluted	$ (2.05)	$ (0.60)	$ (2.41)

For fiscal year 2002, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the common shares used in computing the diluted per share amount for continuing operations shall be used for discontinued operations, cumulative effect of accounting change and net income, although the impact may be antidilutive.  The computation for diluted earnings (loss) per share for fiscal year

2002 excludes the effect of an incremental 1,592,000 shares that would be issuable upon the assumed exercise of stock options under the treasury stock method, since their inclusion would be antidilutive on earnings.

The weighted average number of shares outstanding of 23,186,000 for fiscal year 2001 included 2,146,105 shares of common stock issued upon conversion of $20 million of the 10 percent convertible preferred trust securities from the date of conversion as discussed in Note 7.

For fiscal year 2001, due to the antidilutive effect on loss from continuing operations, the diluted earnings (loss) per share computation excluded the effect of (i) an incremental 1,454,000 shares that would have been issued if the 10 percent convertible preferred trust securities were converted at the beginning of the year and (ii) 1,229,000 shares that would be issuable upon the assumed exercise of stock options under the treasury stock method.

For fiscal year 2000, the computation of diluted earnings (loss) per share excluded the effect of shares issuable upon conversion of the (i) 4 ¾ percent convertible subordinated debentures which matured and were retired in October 2000, (ii) 10 percent convertible preferred trust securities, further discussed in Note 7, and (iii) the exercise of stock options, since their inclusion would have an antidilutive effect on earnings.

Income Taxes

The Company has been included, where applicable, in the consolidated income tax returns of Olsten for periods up to the split off date.  The provisions for the income taxes in the consolidated statements of operations have been calculated on a separate company basis.  The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities.  The Company files its own consolidated tax returns for periods subsequent to March 15, 2000.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.  Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

The carrying amounts of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain other current liabilities approximate fair value because of their short maturity.

Reclassification

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to current year presentation.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. The Company has several stock ownership and compensation plans, which are described more fully in Note 11.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction" ("SFAS 145").  SFAS 145 rescinded SFAS

No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amended SFAS No. 13 "Accounting for Leases" ("SFAS 13").  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to determine whether gains and losses from extinguishment of debt receive extraordinary item treatment.  SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed.  SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company has elected to adopt SFAS 145, effective April 1, 2002.  During the fiscal year ended December 29, 2002, the impact of this adoption resulted in the Company recognizing a write-off of approximately $1.5 million of deferred debt issuance costs associated with the terminated credit facility which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations and is further discussed in Note 4.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS 146, effective December 30, 2002.  For exit or disposal activities initiated prior to December 30, 2002, the Company followed the accounting guidelines outlined in EITF 94-3.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in its interim and annual financial statements effective for the period ended December 29, 2002. The Company has adopted the disclosure provisions of FIN 45 in fiscal 2002 and will adopt the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003. The Company does not expect that the provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

Note 3.    Acquisitions and Dispositions

Sale of Specialty Pharmaceutical Services business

                On June 13, 2002, the Company consummated the sale of its SPS business to Accredo Health, Incorporated (the "SPS Sale").  The SPS Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 2, 2002, between Gentiva, Accredo and certain of Gentiva's subsidiaries named therein.

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

                Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

The payment to the Company of a cash amount equal to $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment); and
5,060,976 shares of Accredo common stock.

                Based on the closing price of the Accredo common stock on June 13, 2002 ($51.89 per share), the value of the stock consideration was $262.6 million.

                In connection with the SPS Sale, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo.  The cash consideration received by the Company before the closing net book value adjustment was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expected to incur on the proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002.  The special dividend, which was delivered to the distribution agent on June 13, 2002 for payment to the Company's shareholders, resulted in shareholders of record on the record date receiving $7.76 in cash and .19253 shares of Accredo common stock (valued at $9.99 per share based on the June 13, 2002 closing price of $51.89 per share of Accredo common stock) for each share of Gentiva common stock held.  The total value of the special dividend amounted to $17.75 per share. Cash was paid in lieu of fractional shares.

                SPS revenues and operating results for the periods presented were as follows (in thousands):

	For the Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Net revenues	$ 323,319	$ 648,110	$ 624,879

Operating results of discontinued SPS business:
Income before income taxes	$ 11,238	$ 43,588	$ (54,144)
Income tax expense	(1,313)	(8,690)	(230)

Net income	9,925	34,898	(54,374)

Gain on disposal of SPS business, including
transaction costs of $16.2 million for fiscal
year 2002	205,355	-	-
Income tax expense	(23,702)	-	-

Gain on disposal, net of tax	181,653	-	-

Discontinued operations, net of tax	$ 191,578	$ 34,898	$ (54,374)

                In connection with the SPS sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs.

                The net assets of the SPS business included in the accompanying consolidated balance sheet as of December 30, 2001, consisted of the following (in thousands):

Accounts receivable, net	$ 239,447
Inventory	46,544
Fixed assets, net	13,404
Other assets	7,142

Total assets	306,537

Accounts payable	(47,704)
Payroll and accrued expenses	(6,875)
Other liabilities	(2,094)

Total liabilities	(56,673)

Net assets of discontinued operations	$ 249,864

Sale of Healthcare Staffing and Canadian Operations

                In October 2000, the Company consummated the sale of its health care staffing services business and received cash proceeds of $66.5 million.  As of December 30, 2001, these proceeds were subject to adjustment (upward or downward) in accordance with the terms of the purchase and sale agreement related to final closing balance sheet items.  In May 2002, the Company received a cash payment in the amount of $2.5 million in settlement of the final closing balance sheet.  The Company recorded a gain of approximately $44.4 million on the sale.

                In November 2000, the Company finalized the sale of its home care nursing services operations in Canada.  As consideration for the sale, the Company received approximately $1.5 million in cash proceeds, including settlement of the final closing balance sheet, and a minority interest in the acquiror.  The Company recorded a charge of approximately $5.2 million as a result of the impairment of goodwill.  In addition, cumulative translation adjustments of approximately $2.5 million were reversed from the accumulated other comprehensive loss component of shareholders' equity and reflected as a loss in the gain on sales of businesses component of the consolidated statement of operations.  No other gain or loss was recorded on the sale.

                For fiscal year 2000, the net revenue and operating contribution (pre-tax income exclusive of allocated corporate expenses) attributed to these disposed businesses were $145.2 million and $9.9 million, respectively.

Note 4.   Restructuring and Other Special Charges

                During fiscal 2002, 2001 and 2000, the Company recorded restructuring and other special charges aggregating $46.1 million, $3.0 million and $153.2 million, respectively, which included in fiscal 2000 special charges of $97.0 million related to discontinued operations and $56.2 million related to continuing operations.

        Fiscal 2002

                Business Realignment Activities

                The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002  in connection with a restructuring plan.  This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business.  These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000.  These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.  During the fiscal year ended December 29, 2002, the Company paid $2.1 million in restructuring costs, leaving approximately $4.7 million of these restructuring charges unpaid, representing severance costs of $0.2 million which will be paid during 2003 and lease and other associated costs of $4.5 million which will be paid over the remaining lease terms.  These unpaid restructuring charges are reflected in other accrued expenses in the accompanying consolidated balance sheet as of December 29, 2002.

                Option Tender Offer

                During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million.  In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

                Settlement Costs

                The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9).  These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

                Insurance Costs

                The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves.  This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

                Asset Writedowns and Other

                The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a write-down of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write-off of deferred debt issuance costs associated with the terminated credit facility.  The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

        Fiscal 2001

                Settlement Costs

                The Company recorded special charges of approximately $3.0 million during fiscal 2001 in connection with the settlement of the Gile v. Olsten Corporation, et al., and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  These legal matters are further discussed in Note 9.  These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

        Fiscal 2000

                Restructuring and other special charges during fiscal 2000 aggregated $56.2 million, of which $8.5 million was recorded in cost of services sold.  The remaining charges of approximately $47.7 million were recorded in selling, general and administrative expenses and included charges to restructure business operations of $5.5 million, an incremental charge of $21.4 million for increases in the allowance for doubtful accounts and receivable write-offs, charges of $5.7 million associated with the implementation of the PPS for Medicare reimbursement, settlement costs of $7.2 million, Split-off/transition costs of $4.1 million and name change and other costs of $3.8 million.  A further description of the nature of such restructuring and other special charges is presented below.

                Restructuring of Business Operations

                The Company recorded charges of $5.5 million in the fourth quarter of fiscal 2000 in connection with a restructuring plan which included the closing and consolidation of twelve nursing branch locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's health care staffing services business and Canadian operations.  These charges included employee severance of $2.9 million relating to the termination of 270 employees in nursing branches and certain corporate and administrative departments, asset write-downs of $1.2 million and future lease payments and other associated costs of $1.4 million.

                Bad Debt/Receivables Write-Off

                During fiscal 2000, the Company launched several initiatives including the development of numerous enhancements to its billing and collection system, and the hiring of external consultants to pursue focused collection efforts on specific aged accounts receivable.  These initiatives are further described below.

                During the third quarter of fiscal 2000, a significant number of billing and collection system enhancements were made which provided management with new and enhanced information as to the collectibility of receivables that was previously unavailable.  This information included historical cash collection data segregated by the time period for which the related revenue was recognized, accounts receivable aging trends by payor source and other statistical data.

                In May 2000, the Company hired an external consultant to undertake an accounts receivable reduction engagement and to enhance the billing and collection processes.  During the third quarter of 2000, as a result of the work performed by the consultant and the information resulting from the enhanced billing and collection processes, it was determined that the filing deadlines for submitting certain claims for reimbursement to government and commercial payors had expired and documentation required by payors to support certain other claims could not be located.  Furthermore, the results of the consultant's cash collection efforts during the period of its engagement were significantly less than initially estimated.

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

                In connection with these activities, the Company recorded an incremental provision for doubtful accounts of $21.4 million in the third quarter of fiscal year 2000 relating to government and commercial payors.  The incremental provision for doubtful accounts related to revenues recognized in the following years:  $6.1 million in fiscal 1998 and prior, $10.2 million in fiscal 1999 and $5.1 million in fiscal 2000.  This incremental provision for doubtful accounts was reflected in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2000.

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

                Split-off/Transition Costs

                Special charges of $4.1 million were incurred during fiscal 2000 to reflect obligations resulting from the Company's split off from Olsten and transition costs associated with the establishment of the Company as an independent, publicly owned entity.  These special charges included change of control and compensation and benefit payments of $3.6 million made to a former executive officer and to certain former employees of the Company and Olsten, and  transition costs of $0.5 million relating to registration costs, professional fees and other items.

                Name Change and Other

                Special charges of approximately $3.8 million were incurred in fiscal 2000 in connection with the change of the Company's name to Gentiva Health Services, Inc.  These special charges primarily consisted of costs incurred and paid for consulting fees, promotional items and advertising.

                Cost of Services Sold

                The Company recorded a charge to cost of sales of $8.5 million in the fiscal 2000 to reflect an increase in estimated liabilities to service providers under certain managed care contracts.  Such changes in the estimated liabilities were the result of the Company obtaining more timely and accurate claims experience information as a result of completing a system conversion which enhanced its claims reporting functionality.

                The major components of the restructuring charges as well as the activity during the fiscal years 2002, 2001 and  2000 were as follows (in thousands):

	Accounts Receivable, Net and Other Assets	Compensation and Severance Costs	Facility Lease and Other Costs	Total

Fiscal 1999 Charge
Balance at January 2, 2000	$ -	$ 1,430	$ 1,183	$ 2,613
Cash expenditures	-	(1,378)	(629)	(2,007)

Balance at December 31, 2000	-	52	554	606
Cash expenditures	-	(52)	(380)	(432)

Balance at December 30, 2001	-	-	174	174
Cash expenditures	-	-	(174)	(174)

Balance at December 29, 2002	-	-	-	-

Fiscal 2000 Charge	1,205	2,900	1,365	5,470
Cash expenditures	-	(880)	(206)	(1,086)
Non-cash write-offs	(919)	-	-	(919)

Balance at December 31, 2000	286	2,020	1,159	3,465
Cash expenditures	-	(1,860)	(1,132)	(2,992)
Non-cash write-offs	(286)	-	-	(286)

Balance at December 30, 2001	-	160	27	187
Cash expenditures	-	(160)	(27)	(187)

Balance at December 29, 2002	-	-	-	-

Fiscal 2002 Charge	-	920	5,893	6,813
Cash expenditures	-	(726)	(1,348)	(2,074)

Balance at December 29, 2002	$ -	$ 194	$ 4,545	$ 4,739

                The balance of unpaid charges at each year-end date was included in accrued expenses in the consolidated balance sheets.

Note 5.    Fixed Assets, Net

(in thousands)	Useful Lives	December 29, 2002	December 30, 2001
Computer equipment and software	3-5 Years	$ 44,582	$ 45,752
Furniture and fixtures	5 Years	19,337	20,330
Buildings and improvements	Lease Term	10,224	11,073
Machinery and equipment	5 Years	171	1,142

		74,314	78,297
Less accumulated depreciation		(61,289)	(61,252)

		$ 13,025	$ 17,045

                Depreciation expense relating to continuing operations was approximately $7.2 million in fiscal 2002, $8.7 million in fiscal 2001 and $11.3 million in fiscal 2000.

Note 6.    Long-Term Debt

                In connection with the sale of the SPS business, the Company terminated its then existing credit facility, and entered into a new credit facility on June 13, 2002.  The new credit facility provides the Company with up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.  Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which the trailing 12 month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, as defined, exceeds $15 million.  At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.00 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The higher margins and fees are subject to reinstatement in the event that EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that EBITDA falls below $20 million.  Total outstanding letters of credit were approximately $27.6 million as of December 29, 2002.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  There were no borrowings outstanding under the credit facility as of December 29, 2002.

                The new credit facility, which expires in 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined.  Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.  As of December 29, 2002, the Company was in compliance with these covenants.

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

                In 1993, the Company's Quantum subsidiary issued $86.3 million of 4 ¾ percent convertible subordinated debentures, maturing on October 1, 2000.  In January 1999, $7.7 million of the convertible subordinated debentures were retired at 88.5 percent of the principal amount, resulting in a gain of approximately $900,000.  In June 2000, $10.0 million of the debentures were retired at 95.25 percent of the principal amount, resulting in a gain of $475,000.  The remaining $68.6 million of debentures were retired, together with accrued interest of approximately $1.6 million, on October 2, 2000 (the first business day after maturity) with borrowings from the then-existing credit facility.  Borrowings under the credit facility were repaid in October 2000 upon receipt of proceeds from the sale of the staffing services business as well as cash flow from operations.

                Interest income (expense), net in the accompanying statements of operations includes interest income of $2.4 million in fiscal 2002 and is presented net of interest income of $2.8 million in fiscal 2001 and $0.8 million in fiscal 2000.

Note 7.    Mandatorily Redeemable and Other Securities

Gentiva Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust

                On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a Trust, of which the Company owned all the common equity.  Simultaneously and in connection with the issuance by the Trust of the convertible trust preferred securities, the Company issued to the Trust $20 million of its 10 percent convertible subordinated debentures.  The convertible preferred trust securities would be mandatorily redeemable on March 15, 2005 and optionally redeemable after March 15, 2001 and prior to the mandatory redemption date at a declining premium over face amount (8 percent at March 15, 2001 declining 2 percent annually through maturity).  The convertible subordinated debentures had the same terms as the convertible trust preferred securities, including, but not limited to, maturity, interest, conversion and redemption price.

                The Trust which issued the convertible trust preferred securities was a special purpose trust.  The Trust's operations were limited to issuing the convertible trust preferred securities and holding the Company's convertible subordinated debentures.  The Trust could pay dividends only to the extent that the Company paid interest on its convertible subordinated debentures.

                If the Company announced the redemption of its convertible subordinated debentures and, as a result, the Trust intended to redeem the convertible preferred trust securities, the holders of the preferred trust securities had the option to convert their securities into the Company's common stock at a conversion price of $9.319219 until two days before the scheduled redemption date.

                On August 7, 2001, the Company's Board of Directors authorized the Company to call for the redemption of its 10 percent convertible subordinated debentures on or about September 14, 2001 at a redemption price of 108 percent of the original principal amount of the debentures in accordance with the terms of an Indenture dated March 15, 2000, between the Company and Wilmington Trust Company.  All of the holders of the Preferred Trust Securities opted to convert their securities into the Company's common stock. During fiscal year 2001, the Company issued 2,146,105 shares of common stock upon the conversion of $20 million of the convertible preferred trust securities.  No convertible preferred trust securities remained outstanding for redemption.  As of  September 30, 2001, there were no convertible subordinated debentures of the Company and no convertible preferred trust securities of the Trust outstanding.

Cumulative Preferred Stock

                The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock").  On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000.  Such amount was reflected in other liabilities in the consolidated balance sheet as of December 30, 2001.

                Holders of the cumulative preferred stock were entitled to receive cumulative cash dividends at an annual rate of LIBOR plus 2 percent on the stated liquidation preference of $1,000 per share, payable quarterly in arrears out of assets legally available for payment of dividends, when and as declared by the Company's board of directors on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2000.  Dividends accumulated and were cumulative from the issue date.  In the event of any voluntary or involuntary liquidation, dissolution or other winding-up of the Company or, at the option of the Company on or after March 10, 2005 or the holder on or after May 10, 2005, the holders of cumulative preferred stock would be entitled to receive the stated liquidation preference or a redemption price of $1,000 per share.  The 100 shares of preferred stock that were issued on March 10, 2000 were redeemed on June 12, 2002 at a redemption price of $1,000 per share.

Note 8.   Transactions with Olsten

                Net transactions with Olsten, included in shareholders' equity, include the accumulated excess of cash outlays made on the Company's behalf and management fees charged to the Company by Olsten over cash receipts generated by the Company.  In accordance with the terms of the Separation Agreement, intercompany balances at October 31, 1999 of approximately $507 million have been contributed to the Company's capital in its entirety.  The Separation Agreement provides that on October 31, 1999 if the sum of (a) indebtedness for borrowed money, (b) the deferred purchase price of property and (c) up to $10 million of transactions fees related to the transactions contemplated by the Separation Agreement and the Merger Agreement, less cash on hand (referred to as net debt) of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was (i) greater than $750 million, then the new intercompany account would reflect a payable by the Company to Olsten equal to the amount of excess, or (ii) less than $750 million, then the new intercompany account would reflect a payable by Olsten to the Company, in an amount equal to the shortfall or (iii) equal to $750 million, then no payment would be made in connection with the new debt calculation.  Pursuant to the Separation Agreement, on October 31, 1999, net debt of Olsten and its subsidiaries (excluding the Company and its subsidiaries) was $718 million and accordingly, the Company was to receive approximately $32 million in cash (referred to as the true-up amount) on or prior to the split off date.  As of January 2, 2000, the Company had received approximately $23 million of the true-up amount; in fiscal 2000, the Company received the remaining balance of the true-up amount and following the Split-off, the Company paid Olsten approximately $13 million to settle the intercompany account balance which primarily related to advances for management fees, additional borrowings and interest expense on intercompany balances.

                In addition, under the terms of the Separation Agreement relating to the Split-off, the Company assumed the obligation for the funding of liabilities of the non-qualified supplemental executive retirement plan for certain of its employees and former employees of Olsten.  During the first quarter of 2000, payments of $12.1 million were made under this program; these payments exceeded assets of the plan which were transferred to the Company by $3.6 million due primarily to benefits paid to a former executive officer and former employees of the Company and Olsten. Furthermore, the Company also assumed excise tax obligations of approximately $0.8 million for a former executive officer of the Company.  Approximately $1.0 million of the aggregate net obligations of $4.4 million was included in restructuring and other special charges based on Olsten's allocation methodology for general corporate overhead expenses.  The remaining $3.4 million associated with these obligations was charged directly to additional paid-in capital.

                In connection with the Split-off, a director of the Company agreed not to compete with the Company for a four year period beginning March 16, 2000. In return for this agreement, the Company paid this director a lump sum of $250,000. Following the Split-off, the Company paid its past president, who did not continue with the Company, $2.0 million pursuant to a change in control agreement. Such amounts were charged to expense in 2000.

                In addition, under the terms of the Separation Agreement, the Company also agreed to assume a lease for an Olsten subsidiary that was unrelated to the operation of the Company, commencing September 2000. As a result, the present value of future lease obligations and other costs exceed estimated sublease rentals by $1.7 million.  Such amount was charged directly to additional paid-in capital during fiscal 2000.

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

                Included in selling, general and administrative expenses were $0.6 million in fiscal 2000 relating to staffing services provided to the Company by Olsten.

Note 9.   Legal Matters

Litigation

                In addition to the matters referenced in this Note 9, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

                Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508.  On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff.  The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care.  Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001.  In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted.  The Company filed its responsive pleading on February 25, 2002, and discovery has now commenced.  The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter.  This case is in discovery, and the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

                United States of America ex rel. Lee Einer v. Olsten Corporation, No. CIV-S-99-0860 DFL/DAD, U.S. District Court for the Eastern District of California.  On November 1, 2001, the Company received notice of the entry of an Order dated October 25, 2001, unsealing the referenced complaint.  As recited in the Order unsealing the complaint, the United States gave notice to the District Court that the United States was declining to intervene in the action.  The Company believes that it was this complaint that gave rise to a document subpoena served on the Company in December 1999 from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The Company acknowledged service of the complaint on November 29, 2001 and timely filed responsive pleadings to the complaint.  On October 30, 2002, the relator dismissed the action with prejudice, and the government consented to the dismissal, without prejudice to its rights.

                Fredrickson v. Olsten Health Services Corp. and Olsten Corporation, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio.  In November 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees.  The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff.  Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938.  In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest.  This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 4).  The supersedeas bond has been released and the restricted cash of $35.2 million was released to the Company in September 2002.

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

                In July 1999, the Indiana Attorney General's Office filed a lawsuit against Olsten in Indiana Superior Court, captioned State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc., No. 49D029907CP001011, alleging that Olsten was overpaid by Medicaid, failed to properly disclose information to Medicaid and engaged in improper billing.  The alleged violations predated Olsten's acquisition of Quantum Health Resources in June 1996.  The lawsuit sought unspecified monetary damages, double or treble damages, penalties and investigative costs.  The parties resolved this matter during fiscal 2001 pursuant to a confidential settlement agreement and full release.  There is no ongoing obligation on the part of the Company arising from this settlement.

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

                In 1999, Kimberly Home Health Care, Inc. ("Kimberly"), one of the Company's subsidiaries, initiated three arbitration proceedings against hospitals owned by Columbia/HCA Healthcare Corp. ("Columbia/HCA") with which Kimberly had management services agreements to provide services to the hospitals' home health agencies.  The basis for each of the arbitrations was that Columbia/ HCA sold the home health agencies without assigning the management services agreements and, as a result, Columbia/HCA breached the management services agreements.  In response to the arbitrations, Columbia/HCA asserted that the arbitrations be consolidated and stayed, in part based upon its alleged claims against Kimberly for breach of contract, and requested indemnity and possibly return of management fees.  On November 18, 2002, the parties filed a notice of dismissal of the arbitrations.

Indemnifications

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

                In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the specialty pharmaceutical services business.  The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition.  The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

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

                Accredo and the Company may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

                These indemnification rights are the exclusive remedy from and after the closing of the acquisition, except for the right to seek specific performance of any of the agreements in the related asset purchase agreement, in any case where a party is guilty of fraud in connection with the acquisition, and with respect to tax liabilities and obligations.

Government Investigation

                In February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, and Office of Investigations.  The subpoena related to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs.  To the Company's knowledge, the government has not filed a complaint against the Company.  The settlement of this matter was consummated on September 30, 2002. (See Note 4.)

Note 10.                 Commitments

                The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates.  Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options.  Rent expense under all leases was $16.2 million in 2002, $18.5 million in 2001 and $19.7 million in 2000.

                Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at December 29, 2002, including the lease for a former Olsten subsidiary which the Company agreed to assume commencing September 16, 2000 under the terms of the Separation Agreement, are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net

2003	$ 18,890	$ 2,016	$ 16,874
2004	14,534	1,676	12,858
2005	9,965	1,344	8,621
2006	6,566	709	5,857
2007	3,532	-	3,532
Thereafter	5,090	-	5,090

Note 11.  Stock Plans

                Prior to the Split-Off, Olsten as sole shareholder of the Company approved the adoption of the Company's 1999 Stock Incentive Plan ("1999 Plan") under which 5 million shares of common stock were reserved for issuance upon exercise of options thereunder.  The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director under the 1999 plan in any calendar year is 300,000.  These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs").  The option price of an ISO and NQSO cannot be less than 100 percent and 85 percent, respectively, of the fair market value at the date of grant.  As of December 29, 2002, the Company has granted options for 3,206,907 shares.

                Prior to the Split-Off, Olsten as sole shareholder of the Company approved the adoption of the Company's Stock & Deferred Compensation Plan for Non-Employee Directors, which provides for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors may elect to receive in cash and the remainder of which will be paid in the form of shares of common stock of the Company and also allows deferral of such payment of shares until termination of director's service.  The total number of shares of common stock reserved for issuance under this plan is 150,000.  During fiscal 2002, 2001 and 2000, the Company issued 11,928 shares, 3,370 shares and 9,440 shares, respectively, under the plan.  As of December 29, 2002, 25,641 shares were deferred.

                Prior to the Split-Off, Olsten as sole shareholder of the Company approved the adoption of an employee stock purchase plan for the Company.  All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, are eligible to purchase stock under this plan.  The Compensation, Corporate Governance and Nominating Committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock.  The purchase price of the shares under the plan is the lesser of 85 percent of the fair market value of the Company's common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering.  A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan.  During fiscal 2002, 2001 and 2000, the Company issued 73,602 shares, 205,639 shares and 142,788 shares, respectively, under the plan.

                Effective with the sale of the SPS business, the Company commenced a cash tender offer for all of the outstanding options to purchase its common stock.  The tender offer resulted in 1,253,141 options being tendered and accepted by the Company with 463,829 options remaining outstanding.  To preserve the aggregate intrinsic value of the options, the outstanding options were converted to new Gentiva options at the ratio of 1 to 3.369, resulting in converted options of 1,562,646.  The exercise price of a new Gentiva stock option represents 29.7 percent of the corresponding option, pre-conversion.

                Effective with the Split-off, all options to purchase Olsten stock ("Olsten stock options") held by the Company's employees became options to purchase the Company's common stock ("Gentiva stock options") and the Company's employees became fully vested in the Gentiva stock options.  To preserve the aggregate intrinsic value of the options, Olsten stock options were converted into Gentiva stock options at the ratio of 1 to 2.077; the exercise price of a Gentiva stock option represents 48.1 percent of the corresponding Olsten stock option exercise price.

                A summary of Gentiva stock options for fiscal 2002, fiscal 2001 and fiscal 2000 is presented below:

	2002		2001		2000

	Stock Options	Weighted average exercise price	Stock Options	Weighted average exercise price	Stock Options	Weighted average exercise price

Options outstanding, beginning of year	2,346,600	$ 8.61	3,689,006	$ 6.09	-	$ -
Granted in connection with
conversion of Olsten options	-		-	-	3,476,616	6.33
Granted	1,152,700	7.54	939,000	13.22	1,124,407	5.88
Exercised	(665,040)	7.73	(2,156,796)	6.22	(699,436)	5.51
Cancelled	(594,098)	8.52	(124,610)	10.04	(212,581)	10.84
Tendered options	(1,253,141)	8.54	-	-	-	-
Converted to new Gentiva options	1,562,646	2.63	-	-	-	-

Options outstanding, end of year	2,549,667	$ 4.75	2,346,600	$ 8.61	3,689,006	$ 6.09

Options exercisable, end of year	1,421,567	$ 2.53	838,168	$ 5.82	2,683,506	$ 5.82

                A summary of Olsten stock options for the period from January 3, 2000 through March 15, 2000 is as follows:

	2000

	Stock Options	Weighted average exercise price

Olsten options outstanding,
beginning of year	1,697,362	$ 13.15
Granted	-	-
Exercised	(2,720)	8.55
Cancelled	(20,778)	13.61
Converted to Gentiva options	(1,673,864)	13.15

Olsten options outstanding, end of period	-	-

Olsten options exercisable, end of period	-	-

                The following table summarizes information about Gentiva stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable

Range of exercise price	Number at December 29, 2002	Weighted average exercise price	Weighted average remaining contractual life	Number at December 29, 2002	Weighted average exercise price

$0.85 to $1.30	215,997	$ 0.94	5.79	215,997	$ 0.94
$1.65 to $1.74	529,074	1.69	7.20	529,074	1.69
$2.02 to $2.95	93,144	2.38	5.26	93,144	2.38
$3.55 to $3.91	583,352	3.90	7.88	583,352	3.90
$7.50 to $7.50	1,066,500	7.50	9.46	-	-
$8.10 to $8.60	61,600	8.44	9.64	-	-

$0.85 to $8.60	2,549,667	$ 4.75	8.17	1,421,567	$ 2.53

                On January 2, 2003, the Company issued 651,000 stock options at an exercise price of $8.74 per share.

                The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

                The weighted average fair value of the Company's and Olsten's stock options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000, is $3.02, $7.76, and $2.93, respectively.  The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; risk-free interest rates of 4.15, 4.88 and 6.14 to 6.65 percent; dividend yield of 0 percent for 2002, 2001 and 2000; expected lives of five years for all; and volatility of 38 percent for 2002, 65 percent for 2001 and 47 percent for 2000.

                Pro forma compensation expense is calculated for the fair value of the employees' purchase rights, under the Employee Stock Purchase Plan, using the Black-Scholes model. Assumptions for fiscal 2002 include an expected life of ½ year, volatility of 60 percent, risk free interest rates for the first offering period of 3.70 percent and the second offering period of 1.26 percent with a dividend yield of 0 percent.

                The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Net income (loss) - as reported	$ (49,033)	$ 20,988	$ (104,200)
Add: Stock-based employee compensation
expense included in reported net income, net of tax	13,160	-	-
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of tax	(5,022)	(3,002)	(1,852)

Net income (loss) - pro forma	$ (40,895)	$ 17,986	$ (106,052)

Basic and diluted income (loss) per share - as reported	$ (1.87)	$ 0.90	$ (5.05)
Basic and diluted income (loss) per share - pro forma	$ (1.56)	$ 0.78	$ (5.14)

Note 12.  Income Taxes

                Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Current
Federal	$ 5,600	$ (6,632)	$ -
State and local	-	(183)	1,350

	5,600	(6,815)	1,350

Deferred
Federal	10,114	-	(774)
State and local	2,723	-	-

	12,837	-	(774)

	$ 18,437	$ (6,815)	$ 576

                A reconciliation of the differences between income taxes computed at federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Income taxes computed at Federal statutory tax rate	$ (12,287)	$ (7,254)	$ (17,238)

State income taxes, net of Federal benefit and
valuation allowance	(1,770)	(119)	878
Capital loss on disposition of domestic subsidiary	-	-	(14,008)
Amortization of intangibles	-	623	725
Nondeductible meals and entertainment	155	232	243
Valuation allowance adjustment for adoption of SFAS 142	26,859	-	-
Income tax audit adjustments	5,439	-	-
Other	41	(297)	81
Increase in Federal valuation allowance	-	-	29,895

	$ 18,437	$ (6,815)	$ 576

                The federal income tax rate reconciliation schedule above includes only components associated with continuing operations.

                Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 29, 2002	December 30, 2001

Deferred tax assets
Reserves and allowances	$ 24,543	$ 16,851
Net operating loss (Federal and state)	5,993	36,230
Intangible assets	33,202	-
Depreciation	332	-
Other	574	3,080
Less: valuation allowance	(63,892)	(27,001)

Total deferred tax asset	752	29,160

Deferred tax liabilities
Capitalized software	(752)	(1,018)
Intangible assets	-	(26,859)
Depreciation	-	(1,283)

Total deferred tax liability	(752)	(29,160)

Net deferred tax asset (liability)	$ -	$ -

                At the end of fiscal 2001, the Company had a federal net operating loss (NOL) carryforward of $89.7 million.  The NOL was used in part in 2002 to offset the gain from the sale of the SPS division.  At the end of fiscal 2002, the Company has an NOL carryforward of $15.0 million that will begin to expire in 2020 if not utilized.

                Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  The lack of historical pre-tax income creates uncertainty about the Company's ability to earn taxable income and realize tax benefits in future years.  Therefore, management has provided a valuation allowance for its deferred tax assets.  The valuation allowance of $63.9 million at December 29, 2002 includes adjustments for changes of deferred tax assets and liabilities during the year that relate to discontinued operations, cumulative effect of accounting change and continuing operations. Approximately $18.0 million of the deferred tax assets relate to stock option compensation deductions, the benefits of which, when realized, will be credited to shareholders' equity.

Note 13.   Benefit Plans for Permanent Employees

                Olsten and its subsidiaries maintained qualified and non-qualified defined contribution retirement plans for its salaried employees, which provided for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation.  The Company established similar retirement plans and assumed the obligations under the Olsten plans for those employees assigned to the Company at the date of the Split-off.

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

                With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company.  All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company.  The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 29, 2002 and December 30, 2001 totaling approximately $9.0 million and $8.2 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

                Company contributions under the defined contribution plans were approximately $2.0 million in 2002, $2.7 million in 2001 and $2.1 million in 2000.

Note 14:   Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Year ended December 29, 2002
Net revenues	$ 192,799	$ 195,623		$ 188,443	$ 191,636
Gross profit	63,613	56,731	(3)	63,545	63,711
Income (loss) from continuing operations	(25,914)	(33,678)	(3)	2,738	3,311
Discontinued operations, net of tax	7,188	184,953		(563)	-
Income (loss) before cumulative effect of accounting change	(18,726)	151,275		2,175	3,311
Cumulative effect of accounting change, net of tax	(190,468)	-		1,392	2,008
Net income (loss) (1) (2)	(209,194)	151,275		3,567	5,319

Earnings Per Share:
Basic:
Income (loss) from continuing operations	(1.00)	(1.29)		0.10	0.12
Discontinued operations, net of tax	0.28	7.08		(0.02)	-
Income (loss) before cumulative effect of accounting change	(0.72)	5.79		0.08	0.12
Net income (loss) (1) (2)	(8.10)	5.79		0.14	0.20
Diluted:
Income (loss) from continuing operations	(1.00)	(1.29)		0.10	0.12
Discontinued operations, net of tax	0.28	7.08		(0.02)	-
Income (loss) before cumulative effect of accounting change	(0.72)	5.79		0.08	0.12
Net income (loss) (1) (2)	(8.10)	5.79		0.13	0.19

Weighted average shares outstanding:
Basic	25,842	26,143		26,365	26,380
Diluted	25,842	26,143		27,483	27,432

	First Quarter	Revised Second Quarter (5)		Revised Third Quarter (5)	Fourth Quarter

Year ended December 30, 2001
Net revenues	$ 185,617	$ 179,705		$ 175,496	$ 188,759
Gross profit	64,858	60,439		59,416	60,947
Loss from continuing operations	(1,925)	(4,491)	style="font-size: 10pt" (4)	(3,201)	(4,293)
Discontinued operations, net of tax	8,037	6,809		9,447	10,605
Net income	6,112	2,318		6,246	6,312

Earnings Per Share:
Basic and Diluted:
Loss from continuing operations	(0.09)	(0.20)		(0.14)	(0.17)
Discontinued operations, net of tax	0.37	0.30		0.40	0.42
Net income	0.28	0.10		0.26	0.25

Weighted average shares outstanding	21,448	22,265		23,616	25,418

(1)

For fiscal year 2002, the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" and performed a transitional impairment test, resulting in a non-cash charge for the first quarter of 2002 of $190.5 million, with related tax benefits of $1.4 million and $2.0 million recorded in third quarter and fourth quarter of fiscal 2002, respectively.  See Note 2 for further discussion.

(2)

During the fiscal year 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement, dated January 2, 2002, with the sale completed on June 13, 2002.  As such, the Company has reflected discontinued operations, including the gain on sale, of $7.2 million, $185.0 million and ($0.6) million in the first quarter, second quarter and third quarter of fiscal 2002, respectively.  See Note 3 for further discussion.

(3)

During the second quarter of 2002, the Company also recorded restructuring and special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses.  See Note 4 for further discussion.

(4)

During the fiscal year ended December 30, 2001, the Company recorded special charges of $3.0 million in the second quarter in connection with the settlement of the Gile v. Olsten Corporation, et al., and the State of Indiana v. Quantum Health Resources, Inc. and Olsten Health Services, Inc. lawsuits and for various other legal costs.  See Notes 4 and 9 for further discussion.

(5)

The Company has revised its second quarter and third quarter of fiscal 2001 intraperiod tax allocation between continuing operations and discontinued operations. As shown below, the revision increased the tax benefit from continuing operations by $2.9 million and $1.9 million, respectively, for the three months ended July 1 and September 30, 2001, and correspondingly increased the tax expense from discontinued operations in the same amounts. The adjustment also increased the tax benefit from continuing operations and increased the tax expense from discontinued operations by $3.9 million and $5.8 million for the six and nine months ended July 1 and September 30, 2001, respectively. These revisions had no impact on reported net income or cash flows for the second and third quarters of fiscal 2001. The financial statement amounts reported in the Company's consolidated statement of operations impacted by these tax revisions on the Company's operating results for the second and third quarters of fiscal 2001 are shown below:

(in thousands, except per share amounts)
	Three Months Ended July 1, 2001		Three Months Ended September 30, 2001

	As Reported	As Revised	As Reported	As Revised

Income tax provision (benefit)	$ 111	$ (2,809)	$ 320	$ (1,600)

Loss from continuing operations	(7,411)	(4,491)	(5,121)	(3,201)

Discontinued operations, net of tax	9,729	6,809	11,367	9,447

Net income	$ 2,318	$ 2,318	$ 6,246	$ 6,246

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$ (0.33)	$ (0.20)	$ (0.22)	$ (0.14)
Discontinued operations, net of tax	0.43	0.30	0.48	0.40
Net income	$ 0.10	$ 0.10	$ 0.26	$ 0.26

Weighted average shares outstanding	22,265	22,265	23,616	23,616

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 29, 2002
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the Year Ended December 29, 2002	$10,831	$4,936	$(6,735)	$9,032
For the Year Ended December 30, 2001	$18,456	$5,120	$(12,745)	$10,831
For the Year Ended December 31, 2000	$1,852	$31,157	$(14,553)	$18,456