Form 10-Q
period 2003-03-30
GENTIVA HEALTH SERVICES INC
filed 2003-05-14
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Yes  X          No ___

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X         No ___

The number of shares outstanding of the Registrant's Common Stock, as of May 8, 2003 was 26,762,346.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets (Unaudited) - March 30, 2003 and December 29, 2002	3

	Consolidated Statements of Operations (Unaudited) - Three Months Ended March 30, 2003 and March 31, 2002	4

	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 30, 2003 and March 31, 2002	5

	Notes to Consolidated Financial Statements (Unaudited)	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22-23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24-25

Item 2.	Changes in Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

CERTIFICATIONS		28-29

PART I - FINANCIAL INFORMATION

Item 1.                             Financial Statements

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 30, 2003	December 29, 2002
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$ 96,031	$ 101,241
Short-term investments	10,000	-
Receivables, less allowance for doubtful accounts of
$8,075 and $9,032 in 2003 and 2002, respectively	128,406	125,078
Prepaid expenses and other current assets	6,866	10,534

Total current assets	241,303	236,853

Fixed assets, net	13,532	13,025
Other assets	14,337	14,553

Total assets	$ 269,172	$ 264,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,078	$ 16,865
Payroll and related taxes	10,204	12,377
Medicare liabilities	12,141	11,880
Cost of claims incurred but not reported	30,249	27,899
Obligations under insurance programs	38,216	37,829
Other accrued expenses	23,873	25,664

Total current liabilities	132,761	132,514

Other liabilities	17,448	18,869

Shareholders' equity:
Common stock, $.10 par value; authorized 100,000,000
shares; issued and outstanding 26,756,446 and
26,385,210 shares, respectively	2,676	2,639
Additional paid-in capital	263,701	263,024
Accumulated deficit	(147,414)	(152,615)

Total shareholders' equity	118,963	113,048

Total liabilities and shareholders' equity	$ 269,172	$ 264,431

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Net revenues	$ 202,016	$ 192,799
Cost of services sold	133,250	129,186

Gross profit	68,766	63,613
Selling, general and administrative expenses	(61,253)	(60,862)
Depreciation and amortization	(1,745)	(1,927)
Interest income, net	43	196

Income before income taxes from continuing operations	5,811	1,020
Income tax expense	610	26,934

Income (loss) from continuing operations	5,201	(25,914)
Discontinued operations, net of tax	-	7,188

Income (loss) before cumulative effect of accounting change	5,201	(18,726)
Cumulative effect of accounting change, net of tax	-	(190,468)

Net income (loss)	$ 5,201	$ (209,194)

Basic earnings per share:
Income (loss) from continuing operations	$ 0.19	$ (1.00)
Discontinued operations, net of tax	-	0.28
Cumulative effect of accounting change, net of tax	-	(7.38)

Net income (loss)	$ 0.19	$ (8.10)

Weighted average shares outstanding	26,696	25,842

Diluted earnings per share:
Income (loss) from continuing operations	$ 0.19	$ (1.00)
Discontinued operations, net of tax	-	0.28
Cumulative effect of accounting change, net of tax	-	(7.38)

Net income (loss)	$ 0.19	$ (8.10)

Weighted average shares outstanding	27,752	25,842

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002
OPERATING ACTIVITIES:
Net income (loss)	$ 5,201	$ (209,194)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Income from discontinued operations	-	(7,188)
Cumulative effect of accounting change	-	190,468
Depreciation and amortization	1,745	1,927
Provision for doubtful accounts	2,031	825
Gain on sale/disposal of businesses and fixed assets	(191)	-
Deferred income taxes	-	26,859
Changes in assets and liabilities, net of acquisitions/divestitures
Accounts receivable	(5,359)	4,207
Prepaid expenses and other current assets	3,723	(831)
Current liabilities	518	10,776
Change in net assets held for sale	-	14,649
Other, net	(5)	(7,104)

Net cash provided by operating activities	7,663	25,394

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations	(2,487)	(698)
Purchase of fixed assets - discontinued operations	-	(595)
Proceeds from sale of assets	200	-
Acquisition of businesses	(1,300)	-
Purchase of short-term investments	(10,000)	-

Net cash used in investing activities	(13,587)	(1,293)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	714	3,343

Net cash provided by financing activities	714	3,343

Net change in cash, cash equivalents and restricted cash	(5,210)	27,444
Cash, cash equivalents and restricted cash:
Beginning of period	101,241	71,980

End of period	$ 96,031	$ 99,424

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

                1.                Accounting Policies

                Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout the United States and delivers a wide range of services principally through its Gentiva Health Services and CareCentrix® brands ("Home Health Services business").

                The accompanying interim consolidated financial statements are unaudited, but have been prepared by Gentiva pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented.  Results for interim periods are not necessarily indicative of results for a full year.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

                Cash Equivalents and Short-term Investments

                The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.  The Company classifies investments with an original maturity of more than three months on the acquisition date as short-term investments.  Short-term investments, which consisted of investments in U.S. Government obligations having a maturity of less than one year at March 30, 2003, are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

                Stock Based Compensation Plans

                During the first three months of fiscal 2003, the Company granted 690,000 new options under its existing option plans to officers, directors and employees at an average exercise price of $8.74 per share.  At March 30, 2003, there were 2,846,076 options outstanding at a weighted average exercise price of $6.02.

                The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

                The following table presents net income (loss) and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

Three Months Ended

	March 30, 2003	March 31, 2002

Net income (loss) - as reported	$ 5,201	$ (209,194)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(565)	(1,005)

Net income (loss) - pro forma	$ 4,636	$ (210,199)

Basic and diluted income (loss) per share - as reported	$ 0.19	$ (8.10)
Basic and diluted income (loss) per share - pro forma	$ 0.17	$ (8.13)

                The weighted average fair value of the Company's stock options granted during the first quarter of fiscal 2003 was $3.35, calculated using the Black-Scholes option-pricing model.  The fair value of options granted in the fiscal 2003 period was estimated on the date of grant with the following weighted average assumptions:  risk-free interest rate of 3.18 percent; dividend yield of 0 percent; expected lives of five years; and volatility of 36 percent.  No options were granted during the first quarter of fiscal 2002.

                2.                Background and Basis of Presentation

                On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo") and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the NASDAQ National Market on June 13, 2002).  The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur, and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

                The operating results of the SPS business, including corporate expenses directly attributable to SPS operations, and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2002.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, for the first quarter of fiscal 2003 and fiscal 2002.  Results of all prior periods have been reclassified to conform to this presentation.

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

                3.                Earnings (loss) per Share

                Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period.  The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 30, 2003	March 31, 2002

Income (loss) from continuing operations	$ 5,201	$ (25,914)

Basic weighted average common shares outstanding	26,696	25,842

Shares issuable upon the assumed exercise of stock options under the treasury stock method	1,056	-

Diluted weighted average common shares outstanding	27,752	25,842

Income (loss) from continuing operations per common share:
Basic	$ 0.19	$ (1.00)
Diluted	$ 0.19	$ (1.00)

                For the first quarter of fiscal 2002, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the common shares used in computing the diluted per share amount for continuing operations shall be used for discontinued operations, cumulative effect of accounting change and net income, although the impact may be antidilutive.

                For the quarter ended March 31, 2002, diluted weighted average common shares outstanding excludes the incremental 1.2 million shares that would be issued upon the assumed exercise of stock options under the treasury stock method, since their inclusion would be antidilutive on earnings.

                4.                Acquisition and Disposition of Businesses

                Acquisition of First Home Care Business

                On March 28, 2003, the Company completed the purchase of certain assets and the business of First Home Care-Houston, Inc. and FHCH, Inc. pursuant to an asset purchase agreement for cash consideration of $1.3 million.  The allocation of the purchase price is in progress and expected to be completed during the second quarter of fiscal 2003.

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

                The assets of the SPS business acquired by Accredo in the SPS Sale were assets used by Gentiva in the business of:

●	distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases;

●	administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states;

●	distribution services for pharmaceutical, biotechnology and medical service firms; and

●	clinical support services for pharmaceutical and biotechnology firms.

                Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

●	the payment to the Company of a cash amount equal to $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment); and

●	5,060,976 shares of Accredo common stock.

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

                SPS revenues and operating results for the period presented were as follows (in thousands):

Three Months Ended March 31, 2002

Net revenues	$ 176,785

Operating results of discontinued SPS business (A):
Income before income taxes	$ 7,913
Income tax expense	(725)

Discontinued operations, net of tax	$ 7,188

(A)	Includes transaction costs of $2.5 million.

                5.                Goodwill and Other Intangible Assets ("SFAS 142")

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

                Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a pre-tax, non-cash charge of $217.3 million, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the first quarter of fiscal 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million. See Note 9 to the consolidated financial statements.

                6.                Revolving Credit Facility and Restricted Cash

                The Company's credit facility provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.  Borrowing availability under the credit facility is reduced by $10 million until such quarter in 2003 in which the trailing 12 month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, as defined, exceeds $15 million.  As of March 30, 2003, the trailing 12 month EBITDA threshold was achieved.

                At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit.  Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The Company met this requirement as of March 30, 2003.  The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that the Company's trailing 12 month EBITDA falls below $20 million.  The Company met this requirement as of March 30, 2003.

                Total outstanding letters of credit were approximately $27.6 million at December 29, 2002 and $20.3 million as of March 30, 2003.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  During the first quarter of fiscal 2003, the Company segregated $7.3 million of cash funds in a trust account to replace certain letters of credit. These funds are considered restricted cash and are reported as part of cash, cash equivalents and restricted cash in the accompanying consolidated balance sheet as of March 30, 2003. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may terminate the trust agreement by providing equivalent amounts of alternative security, allowed under the program, to include letters of credit and surety bonds. There were no borrowings outstanding under the credit facility as of March 30, 2003.

                The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined.  Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility will be collateralized by all of the Company's tangible and intangible personal property, other than equipment.  As of March 30, 2003, the Company was in compliance with these covenants.

                The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

                7.                Shareholders' Equity

                Changes in shareholders' equity for the three months ended March 30, 2003 were as follows (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 29, 2002	$ 2,639	$ 263,024	$ (152,615)	$ 113,048

Comprehensive income:
Net income	-	-	5,201	5,201

Issuance of stock upon exercise of stock options and under stock plans for employees and directors (371,236 shares)	37	677	-	714

Balance at March 30, 2003	$ 2,676	$ 263,701	$ (147,414)	$ 118,963

                Comprehensive income amounted to $5.2 million for the first quarter of fiscal 2003 and a comprehensive loss of $209.2 million was recorded for the first quarter of fiscal 2002.

                8.                Legal Matters

                Litigation

                In addition to the matters referenced in this Note 8, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

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

                Indemnifications

                Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off").  In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

                The Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business.  The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition.  The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

●	representations and warranties related to health care compliance survive for three years after the closing of the acquisition;

●	representations and warranties related to title of the assets and sufficiency of assets and employees survive for the applicable statute of limitations period; and

●

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

                On May 6, 2003, the Company received correspondence from Accredo giving the Company notice of Accredo's indemnification rights for any breach under the Asset Purchase Agreement related to the adequacy of the accounts receivable reserves in accordance with Section 8.3 of the Asset Purchase Agreement; however, no breach of a representation or warranty was asserted against the Company in the correspondence.

                Government Investigation

                On April 17, 2003, the Company received a document subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations.  The subpoena seeks information regarding the Company's implementation of prior settlements with the government, the implementation of the Company's corporate integrity agreements and the Company's treatment on cost reports of employees engaged in sales and marketing efforts.  The Company is cooperating with the government in responding to the subpoena and has engaged in discussions with the government regarding the timing and scope of production.  To the Company's knowledge, the government has not filed a complaint against the Company.

                9.                Income Taxes

                The Company recorded state income and federal alternative minimum taxes of approximately $0.6 million for the three months ended March 30, 2003.  The Company's effective tax rate of approximately 10.5 percent was lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with a net operating loss carryforward and other deferred tax assets.

                During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first quarter of fiscal year 2002.

                Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	March 30, 2003	December 29, 2002

Deferred tax assets
Reserves and allowances	$ 22,858	$ 24,543
Net operating loss and other carryforwards (Federal and state)	8,574	5,993
Intangible assets	32,360	33,202
Depreciation	432	332
Other	(115)	574
Less: valuation allowance	(63,403)	(63,892)

Total deferred tax asset	706	752

Deferred tax liabilities
Capitalized software	(706)	(752)

Total deferred tax liability	(706)	(752)

Net deferred tax asset (liability)	$ -	$ -

                At March 30, 2003, the Company had a federal net operating loss carryforward of $21.4 million, which will begin to expire by 2020.  Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities.  The benefits associated with approximately $19.6 million of deferred tax assets related to stock option compensation deductions, when ultimately realized, will be credited to shareholders' equity.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

                Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon the Company's current plans, expectations and projections about future events.  However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:

●	general economic and business conditions;
●	demographic changes;
●	changes in, or failure to comply with, existing governmental regulations;
●	legislative proposals for health care reform;
●	changes in Medicare and Medicaid reimbursement levels;
●	effects of competition in the markets the Company operates in;
●	liability and other claims asserted against the Company;
●	ability to attract and retain qualified personnel;
●	availability and terms of capital;
●	loss of significant contracts or reduction in revenue associated with major payor sources;
●	ability of customers to pay for services;
●	a material shift in utilization within capitated agreements; and
●	changes in estimates and judgments associated with critical accounting policies as further described herein.

                Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations."  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in various filings with the Securities and Exchange Commission, including its 2002 Annual Report on Form 10-K and you are encouraged to review these risk factors and filings.

                The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial position.  This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

General

                The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 and in other filings with the Securities and Exchange Commission.

Significant Developments

                On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services business ("SPS") to Accredo Health, Incorporated ("Accredo") and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the NASDAQ National Market on June 13, 2002).  The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur, and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

                The operating results of the SPS business, including corporate expenses directly attributable to SPS operations, and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2002.  Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, for the first quarter of fiscal 2003 and fiscal 2002. Results of all prior periods have been reclassified to conform to this presentation.

Results of Operations

                Revenues

                Net revenues increased by $9 million, or 4.8 percent to $202 million for the quarter ended March 30, 2003 as compared to the quarter ended March 31, 2002.  Revenue growth in the first quarter of fiscal 2003 was reported in each major payor group, driven primarily by increases in the Company's commercial insurance business which experienced improvements in both rates and volume.

                For the quarter ended March 30, 2003, as compared to the quarter ended March 31, 2002, net revenues from Medicare increased by $0.4 million or 0.9 percent to $42.6 million, Commercial and Other payors increased by $8.4 million or 7.7 percent to $117.1 million, and Medicaid and Other Government payors increased by $0.4 million or 1.1 percent to $42.3 million.

                As compared to the first quarter of 2002, Medicare revenues increased in the first quarter of 2003 despite the negative impact of an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $2.1 million), which became effective for Medicare patients beginning in October 2002, as well as the impact from the recent elimination of the rural add-on provision ($0.1 million) for home health services.

                The growth in net revenues from Commercial and Other payors was driven by a combination of pricing and volume increases from existing customers (approximately 5 percent) and new contracts that were signed in early 2003 (approximately 2.5 percent).

                Gross Profit

                Gross profit was approximately $68.8 million for the quarter ended March 30, 2003 and $63.6 million for the quarter ended March 31, 2002.  As a percentage of net revenues, gross profit margins increased from 33.0 percent for the quarter ended March 31, 2002, to 34.0 percent for the quarter ended March 30, 2003.  This increase was due primarily to improvements in utilization in both commercial insurance business and Medicare (0.8 percent), as well as reductions in medical supply costs (0.3 percent) and workers compensation costs (0.7 percent), offset somewhat by the Medicare rate decrease (0.8 percent).

                Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased $0.2 million or 0.3 percent to $63.0 million for the quarter ended March 30, 2003, as compared to $62.8 million for the quarter ended March 31, 2002.  This increase was due to increases in costs relating to HIPAA training ($0.3 million), the completion of the Company's technology refresh program ($0.3 million) and bad debt relating to patient pay balances ($1.2 million), partially offset by reductions in corporate administrative expenses resulting from restructuring efforts following the SPS Sale in the second quarter of fiscal year 2002.

                Interest Income, Net

                Net interest income was approximately $43 thousand for the quarter ended March 30, 2003 and $0.2 million for the quarter ended March 31, 2002.  Net interest income represented interest income of approximately $0.3 million for the first quarter of 2003 and $0.6 million for the first quarter of fiscal 2002 partially offset by fees relating to the revolving credit facility and outstanding letters of credit.  Interest income declined in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to a decline in interest rates on cash and cash equivalents and, to a lesser extent, a decrease in average cash balances during the period.

                Income Taxes

                The Company recorded state income and federal alternative minimum taxes of approximately $0.6 million for the three months ended March 30, 2003. The Company's effective tax rate of approximately 10.5 percent was lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with a net operating loss carryforward and other deferred tax assets.  Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities.  The Company had a federal net operating loss carryforward of $21.4 million as of March 30, 2003.

                During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first quarter of fiscal year 2002.

                Net Income (Loss)

                For the first quarter of fiscal 2003, net income was $5.2 million, or $0.19 per share, compared with a net loss of $209.2 million, or $8.10 per share, for the corresponding period of 2002.  Total Company net loss in the first quarter of fiscal 2002 included a loss from continuing operations of $25.9 million, or $1.00 per share, income from discontinued operations, net of tax, of $7.2 million, or $0.28 per share, and a loss relating to the cumulative effect of an accounting change, net of tax, of $190.5 million, or $7.38 per share.

                Discontinued operations reported in the 2002 period included the operating results of the SPS business, which was sold to Accredo. The cumulative effect of the accounting change, which reflects the net write-off of substantially all of the Company's goodwill, represented the non-cash charge resulting from the adoption of SFAS 142 (Goodwill and Other Intangible Assets) during the first quarter of 2002.

Liquidity and Capital Resources

                Liquidity

                The Company's principal source of liquidity is the collection of its accounts receivable.  For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements.

                Days Sales Outstanding ("DSO") decreased by one day from December 29, 2002 to 58 days at March 30, 2003.  Working capital at March 30, 2003 was $109 million, an increase of $5 million as compared to $104 million at December 29, 2002, primarily due to:

●	a $10 million increase in short-term investments offset by a $5 million decrease in cash, cash equivalents and restricted cash;

●	a $3 million increase in accounts receivable;

●	a $4 million decrease in prepaid and other assets; and

●

increases in current liabilities for cost of claims incurred but not reported ($2 million), accounts payable ($1 million), and other current liabilities ($1 million), offset by decreases in other accrued expenses ($2 million) and payroll and related taxes ($2 million).

                The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna.  For the first quarter of fiscal 2003, Cigna accounted for 38 percent of the Company's total net revenues.  The Company has renewed the contract with Cigna for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.  If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

                The Company participates in the Medicare, Medicaid and other federal and state healthcare programs.  For the first quarter of fiscal 2003, the Company's participation in the Medicare program accounted for 21 percent, and the Company's participation in the Medicaid and other federal and state healthcare programs accounted for 21 percent, of the Company's net revenues.  On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective.  The change in payment limits reduced payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent.  Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent.  This reduction had a negative impact of approximately $2.1 million on net revenues for the quarter ended March 30, 2003.  Although a further market basket rate increase is scheduled to become effective October 1, 2003, that increase is currently under Congressional review. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country will be further reduced as the ten percent rural add-on provision for home health services expired as of April 1, 2003.  The elimination of the ten percent rural add-on provision negatively impacted the Company's net revenues by approximately $0.1 million for the first quarter of fiscal year 2003. Reductions in Medicaid reimbursement rates and limitations on payment increases may also occur.

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

                The Company's credit facility provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit.  The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.  Borrowing availability under the new credit facility is reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeds $15 million.  As of March 30, 2003, the trailing 12 months EBITDA threshold was achieved.

                At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent.  In addition, the Company must pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million.  The Company met this requirement as of March 30, 2003.  The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million.  The Company is subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit.  For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved, but is subject to reinstatement to the higher fee in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this requirement as of March 30, 2003.

                Total outstanding letters of credit were $20.3 million as of March 30, 2003.  The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  There were no borrowings outstanding under the credit facility as of March 30, 2003.  As of March 30, 2003, the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

                The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations.  The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to 1.0 percent if terminated during year one, 0.5 percent if terminated in year two and 0.25 percent if terminated in year three, of $55 million (or $45 million during the time when borrowing availability is reduced by $10 million due to EBITDA requirements).  Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

                The credit facility includes provisions, which, if not complied with, could require early payment by the Company.  These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions.  In addition, these provisions include an account obligor whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts.  The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price.  As of March 30, 2003, the Company was in compliance with these covenants.

                Capital Expenditures

                The Company's capital expenditures for the first quarter of fiscal 2003 and fiscal 2002 were $2.5 million and $0.7 million, respectively.  The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry.  In this regard, management expects that capital expenditures will not exceed $10 million for the remainder of fiscal 2003.  Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

                Cash Resources and Obligations

                The Company had cash, cash equivalents and restricted cash of $96.0 million as of March 30, 2003.  The restricted cash relates to cash funds of $7.3 million that have been segregated in a trust account to replace certain letters of credit.  Restricted cash is discussed further in the Liquidity section entitled "Contractual Obligations and Commercial Commitments."

                The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made over the next 12 months.  These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets as of March 30, 2003 and December 29, 2002, respectively.

                Management expects that the Company's working capital needs for fiscal 2003 will be met through operating cash flow and its existing cash balance.  The Company may also consider other alternative uses of cash including, among other things, acquisitions, share repurchases and cash dividends.  These uses of cash would require the approval of both the Company's Board of Directors and its lender.  If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

                Contractual Obligations and Commercial Commitments

                At March 30, 2003, the Company had no long-term debt and no significant capital lease obligations.

                The Company had total letters of credit outstanding under its credit facility of approximately $27.6 million at December 29, 2002 and $20.3 million at March 30, 2003.  The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments.  The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations. During the first quarter of fiscal 2003, the Company segregated $7.3 million of cash funds in a trust account to replace certain letters of credit. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may terminate the trust agreement by providing equivalent amounts of alternative security, allowed under the program, to include letters of credit and surety bonds.

                The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

                Critical Accounting Policies

                Revenue Recognition

                Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered.  Under capitated arrangements with managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided.  Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $4.4 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of March 30, 2003 and December 29, 2002, respectively.

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

                Net revenues attributable to major payor sources of reimbursement are as follows:

	For the Three Months Ended

	March 30, 2003	March 31, 2002

Medicare	21%	22%
Medicaid and Other Government	21	22
Commercial Insurance and Other	58	56

	100%	100%

                The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna.  For the first quarter of fiscal 2003 and 2002, Cigna accounted for approximately 38 percent and 37 percent, respectively, of the Company's total net revenues. The Company has renewed the contract with Cigna for a seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew.

                Net revenues generated under capitated agreements were approximately 16 percent of total net revenues for each of the first quarters of fiscal 2003 and 2002. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

                The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims.  The Company maintains various insurance programs to cover this risk but is substantially self-insured for most of these claims.  The Company recognizes its obligations associated with these programs in the period the claim is incurred.  The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information.  Such estimates and the resulting reserves are reviewed and updated periodically.

                The Company maintains insurance coverage on individual claims.  The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter.  The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit, surety bonds and segregated cash balances.  During the first quarter of fiscal 2003, the Company segregated $7.3 million of cash funds in a trust account to replace certain letters of credit. Interest on the funds in the trust account accrues to the Company.

                The Company, at its option, may terminate the trust agreement by providing equivalent amounts of alternative security allowed under the program, including letters of credit and surety bonds.  The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

                Settlement Issues

                Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997.  These costs were reported in annual cost reports, which were filed with the Center for Medicare and Medicaid Services ("CMS"), and are subject to audit by the fiscal intermediary engaged by CMS.  The fiscal intermediary has not completed its audit of the fiscal 2000 cost reports and the review of cost limits relating to certain of the Company's Medicare providers.  Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary.  Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits by the fiscal intermediary could result in adjustments to the consolidated financial statements that exceed established reserves.

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

                Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a pre-tax, non-cash charge of $217.3 million, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the quarter ended March 31, 2002.  The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount.  The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million. See Note 9 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.  The Company had no interest rate exposure on fixed rate debt or other market risk at March 30, 2003.

Item 4.    Controls and Procedures

                Evaluation of disclosure controls and procedures

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

                Change in internal controls

                There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

                In addition to the matters referenced in this Item 1, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

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

Indemnifications

                Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off").  In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

                The Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business.  The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition.  The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

●	representations and warranties related to health care compliance survive for three years after the closing of the acquisition;

●	representations and warranties related to title of the assets and sufficiency of assets and employees survive for the applicable statute of limitations period; and

●

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

                On May 6, 2003, the Company received correspondence from Accredo giving the Company notice of Accredo's indemnification rights for any breach under the Asset Purchase Agreement related to the adequacy of the accounts receivable reserves in accordance with Section 8.3 of the Asset Purchase Agreement; however, no breach of a representation or warranty was asserted against the Company in the correspondence.

Government Investigation

                On April 17, 2003, the Company received a document subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations.  The subpoena seeks information regarding the Company's implementation of prior settlements with the government, the implementation of the Company's corporate integrity agreements and the Company's treatment on cost reports of employees engaged in sales and marketing efforts.  The Company is cooperating with the government in responding to the subpoena and has engaged in discussions with the government regarding the timing and scope of production.  To the Company's knowledge, the government has not filed a complaint against the Company.

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

                The Company's compliance program is required to be implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreement.  Reports under the integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General.  After the corporate integrity agreement expires, the Company is to file a final annual report with the government.  The Company believes it is in compliance with the corporate integrity agreement and has timely filed all required reports.  If the Company fails to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties.

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

10.19

Consulting Agreement dated as of July 1, 2002 between Gail R. Wilensky and Gentiva Health Services (USA), Inc. (Replaces Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.) *

	99.1	Certification of Chief Executive Officer dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	99.2	Certification of Chief Financial Officer dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4, dated January 19, 2000 (File No. 333-88663).
(2)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2002.
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4, dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4, dated February 9, 2000 (File No. 333-88663).
*	Filed herewith

(b)           Reports on Form 8-K

                None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	/s/ Ronald A. Malone Ronald A. Malone Chairman and Chief Executive Officer
Date: May 14, 2003	/s/ John R. Potapchuk John R. Potapchuk Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ronald A. Malone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gentiva Health Services, Inc.;

2.

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

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Ronald A. Malone Ronald A. Malone Chairman and Chief Executive Officer

CERTIFICATIONS

I, John R. Potapchuk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gentiva Health Services, Inc.;

2.

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

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ John R. Potapchuk John R. Potapchuk Senior Vice President and Chief Financial Officer