Form 10-Q
period 2003-06-29
GENTIVA HEALTH SERVICES INC
filed 2003-08-08
CIK 1096142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-15669

                          GENTIVA HEALTH SERVICES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           36-4335801
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


            3 Huntington Quadrangle 2S, Melville, NY        11747-8943
          ---------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)


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

                             Yes  X                   No
                                 ---                     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  X                   No
                                 ---                     ---

     The number of shares outstanding of the registrant's Common Stock, as of August 1, 2003, was 25,943,811.


                                         INDEX

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets (Unaudited) - June 29, 2003
              and December 29, 2002                                           3

              Consolidated Statements of Operations (Unaudited) - Three
              and Six Months Ended June 29, 2003 and June 30, 2002            4

              Consolidated Statements of Cash Flows (Unaudited) - Six
              Months Ended June 29, 2003 and June 30, 2002                    5

              Notes to Consolidated Financial Statements (Unaudited)          6-17

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       17-26

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk      26

    Item 4.   Controls and Procedures                                         27

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                               28

    Item 2.   Changes in Securities and Use of Proceeds                       28

    Item 3.   Defaults Upon Senior Securities                                 28

    Item 4.   Submission of Matters to a Vote of Security Holders             28

    Item 5.   Other Information                                               28-29

    Item 6.   Exhibits and Reports on Form 8-K                                30-31

SIGNATURES                                                                    32

CERTIFICATIONS                                                                33-34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                            GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)
                                              (Unaudited)

                                                                 JUNE 29, 2003       DECEMBER 29, 2002
                                                               -----------------     -----------------
ASSETS
Current assets:
    Cash, cash equivalents and restricted cash                 $         97,046      $         101,241
    Short-term investments                                                4,900                      -
    Receivables, less allowance for doubtful accounts of
       $8,272 and $9,032 in 2003 and 2002, respectively                 133,039                125,078
    Prepaid expenses and other current assets                             8,973                 10,534
                                                               -----------------     ------------------
          Total current assets                                          243,958                236,853

Fixed assets, net                                                        13,122                 13,025
Other assets                                                             15,554                 14,553
                                                               -----------------     ------------------
              Total assets                                     $        272,634      $         264,431
                                                               =================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $         17,513      $          16,865
    Payroll and related taxes                                            12,616                 12,377
    Medicare liabilities                                                 12,212                 11,880
    Cost of claims incurred but not reported                             31,079                 27,899
    Obligations under insurance programs                                 37,950                 37,829
    Other accrued expenses                                               27,120                 25,664
                                                               -----------------     ------------------
          Total current liabilities                                     138,490                132,514

Other liabilities                                                        17,683                 18,869
Shareholders' equity:
    Common stock, $.10 par value; authorized 100,000,000
       shares; issued and outstanding 25,927,663 and                      2,593                  2,639
       26,385,210 shares, respectively
    Additional paid-in capital                                          256,035                263,024
    Accumulated deficit                                                (142,167)              (152,615)
                                                               -----------------     ------------------
          Total shareholders' equity                                    116,461                113,048
                                                               -----------------     ------------------
          Total liabilities and shareholders' equity           $        272,634      $         264,431
                                                               =================     ==================

See notes to consolidated financial statements.


                                      GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share amounts)
                                                        (Unaudited)


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            -------------------------------   ------------------------------
                                                            JUNE 29, 2003   JUNE 30, 2002     JUNE 29, 2003  JUNE 30, 2002
                                                            --------------- ---------------   -------------- ---------------
Net revenues                                                 $     208,446   $     195,623     $    410,462   $     388,422
Cost of services sold                                              138,822         138,892          272,072         268,078
                                                            --------------- ---------------   -------------- ---------------
      Gross profit                                                  69,624          56,731          138,390         120,344
Selling, general and administrative expenses                       (62,341)       (101,248)        (123,594)       (162,110)
Depreciation and amortization                                       (1,730)         (1,814)          (3,475)         (3,741)
Interest income, net                                                   139             383              182             579
                                                            --------------- ---------------   -------------- ---------------
      Income (loss) before income taxes from continuing
         operations                                                  5,692         (45,948)          11,503         (44,928)
Income tax expense (benefit)                                           445         (12,270)           1,055          14,664
                                                            --------------- ---------------   -------------- ---------------
      Income (loss) from continuing operations                       5,247         (33,678)          10,448         (59,592)
Discontinued operations, net of tax                                      -         184,953                -         192,141
                                                            --------------- ---------------   -------------- ---------------
      Income before cumulative effect of accounting change           5,247         151,275           10,448         132,549
Cumulative effect of accounting change, net of tax                       -               -                -        (190,468)
                                                            --------------- ---------------   -------------- ---------------
      Net income (loss)                                      $       5,247   $     151,275     $     10,448   $     (57,919)
                                                            =============== ===============   ============== ===============


Basic earnings per share:
      Income (loss) from continuing operations               $        0.20   $       (1.29)    $       0.39   $       (2.29)
      Discontinued operations, net of tax                                -            7.08                -            7.39
      Cumulative effect of accounting change, net of tax                 -               -                -           (7.33)
                                                            --------------- ---------------   -------------- ---------------
      Net income (loss)                                      $        0.20   $        5.79     $       0.39   $       (2.23)
                                                            =============== ===============   ============== ===============

      Weighted average shares outstanding                           26,530          26,143           26,613          25,993
                                                            =============== ===============   ============== ===============

Diluted earnings per share:
      Income (loss) from continuing operations               $        0.19   $       (1.29)    $       0.38   $       (2.29)
      Discontinued operations, net of tax                                -            7.08                -            7.39
      Cumulative effect of accounting change, net of tax                 -               -                -           (7.33)
                                                            --------------- ---------------   -------------- ---------------
      Net income (loss)                                      $        0.19   $        5.79     $       0.38   $       (2.23)
                                                            =============== ===============   ============== ===============

      Weighted average shares outstanding                           27,490          26,143           27,635          25,993
                                                            =============== ===============   ============== ===============

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                             ---------------------------------------
                                                                               June 29, 2003         June 30, 2002
                                                                             -------------------   -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                             $          10,448     $       (57,919)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
     Income from discontinued operations                                                      -            (192,141)
     Cumulative effect of accounting change                                                   -             190,468
     Depreciation and amortization                                                        3,475               3,741
     Provision for doubtful accounts                                                      3,608               3,014
     Gain on sale / disposal of businesses and fixed assets                                (180)                  -
     Stock option tender offer                                                                -              21,388
     Deferred income taxes                                                                    -              14,664
Changes in assets and liabilities, net of acquisitions/divestitures
     Accounts receivable                                                                (11,569)                897
     Prepaid expenses and other current assets                                            1,613              (6,990)
     Current liabilities                                                                  6,358              35,564
Change in net assets held for sale                                                            -               3,685
Other, net                                                                               (1,020)             (5,237)
                                                                             -------------------   -----------------

Net cash provided by operating activities                                                12,733              11,134
                                                                             -------------------   -----------------

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations                                         (3,928)               (882)
Purchase of fixed assets - discontinued operations                                            -              (2,121)
Proceeds from sale of assets / business                                                     200             207,500
Acquisition of businesses                                                                (1,300)                  -
Purchase of short-term investments                                                      (14,900)                  -
Maturities of short-term investments                                                     10,035                   -
                                                                             -------------------   -----------------
Net cash (used in) provided by investing activities                                      (9,893)            204,497
                                                                             -------------------   -----------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                      822               6,581
Repurchases of common stock                                                              (7,857)                  -
Debt issuance costs                                                                           -              (1,321)
Cash distribution to shareholders                                                             -            (203,983)
Payments for stock option tender                                                              -             (21,388)
                                                                             -------------------   -----------------
Net cash (used in) financing activities                                                  (7,035)           (220,111)
                                                                             -------------------   -----------------

Net change in cash, cash equivalents and restricted cash                                 (4,195)             (4,480)
Cash, cash equivalents and restricted cash:
   Beginning of period                                                                  101,241             107,144
                                                                             -------------------   -----------------
   End of period                                                              $          97,046     $       102,664
                                                                             ===================   =================

See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.   Accounting Policies
          -------------------

     Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout the United States and delivers a wide range of services principally through its Gentiva Health Services and CareCentrix(R) brands ("Home Health Services business").

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

     CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. The Company classifies investments with an original maturity of more than three months and less than one year on the acquisition date as short-term investments. Short-term investments, which consisted of investments in U.S. Government obligations having a maturity of less than one year at June 29, 2003, are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

     STOCK BASED COMPENSATION PLANS

     During the first six months of fiscal 2003, the Company granted 691,400 stock options to officers, directors and employees under its existing option plans at an average exercise price of $8.79. At June 29, 2003, there were 2,799,683 options outstanding at a weighted average exercise price of $6.05.

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

     The following table presents net income (loss) and basic and diluted income
(loss) per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          -------------------------------    -------------------------------
                                                          JUNE 29, 2003    JUNE 30, 2002     JUNE 29, 2003     JUNE 30, 2002
                                                          -------------    --------------    -------------     -------------
Net income (loss) - as reported                             $    5,247      $    151,275      $    10,448       $   (57,919)

Add:    Stock-based employee compensation expense
        included in reported net income (loss), net of tax           -            12,803                -            12,803

Deduct: Total stock-based compensation expense
        determined under fair value based method for
        all awards, net of tax                                    (470)             (737)            (820)           (1,348)
                                                            ----------      ------------      -----------       -----------
Net income (loss) - pro forma                               $    4,777      $    163,341      $     9,628       $   (46,464)
                                                            ==========      ============      ===========       ===========

Basic income (loss) per share - as reported                 $     0.20      $       5.79      $      0.39       $     (2.23)
Basic income (loss) per share - pro forma                   $     0.18      $       6.25      $      0.36       $     (1.79)

Diluted income (loss) per share - as reported               $     0.19      $       5.79      $      0.38       $     (2.23)
Diluted income (loss) per share - pro forma                 $     0.17      $       6.25      $      0.35       $     (1.79)


     The weighted average fair value of the Company's stock options granted during the first six months of fiscal 2003 was $5.22, calculated using the Black-Scholes option-pricing model. The fair value of options granted in fiscal 2003 was estimated on the date of grant with the following weighted average assumptions: risk-free interest rate of 3.60 percent; dividend yield of 0 percent; expected lives of six to eight years; and volatility of 60 percent.

     2.   Background and Basis of Presentation
          ------------------------------------

     On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo"). See Note 4.

     The operating results of the SPS business, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three months and six months ended June 30, 2002. Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges. Results of all prior periods have been reclassified to conform to this presentation.

     3.   Earnings (Loss) Per Share
          -------------------------

     Basic and diluted earnings (loss) per share for each period presented has been computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  -----------------------------------  ----------------------------------
                                                    JUNE 29, 2003      JUNE 30, 2002     JUNE 29, 2003     JUNE 30, 2002
                                                  -----------------  ----------------  ----------------  ----------------
Income (loss) from continuing operations            $        5,247    $      (33,678)    $      10,448    $      (59,592)
-------------------------------------------------------------------------------------  ----------------------------------

Basic weighted average
  common shares outstanding                                 26,530            26,143            26,613            25,993

Shares issuable upon the assumed exercise of
  stock options and in connection with the ESPP
  using the treasury stock method                              960                 -             1,022                 -
                                                  -----------------  ----------------  ----------------  ----------------

Diluted weighted average
  common shares outstanding                                 27,490            26,143            27,635            25,993
                                                  -----------------  ----------------  ----------------  ----------------
-------------------------------------------------------------------------------------  ----------------------------------

Income (loss) from continuing operations
  per common share:
     Basic                                          $         0.20    $        (1.29)   $         0.39    $        (2.29)
     Diluted                                        $         0.19    $        (1.29)   $         0.38    $        (2.29)
-------------------------------------------------------------------------------------  ----------------------------------

     For the second quarter and first six months of fiscal 2002, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the common shares used in computing the diluted per share amount for continuing operations shall be used for discontinued operations, cumulative effect of accounting change and net income, although the impact may be antidilutive.

     For the second quarter and first six months ended June 30, 2002, diluted weighted average common shares outstanding excludes the incremental 1.2 million shares and 1.3 million shares, respectively, that would be issued upon the assumed exercise of stock options and in connection with the ESPP using the treasury stock method, since their inclusion would be antidilutive on earnings.

     4.   Acquisition and Disposition of Businesses
          -----------------------------------------

     ACQUISITION OF FIRST HOME CARE BUSINESS

     On March 28, 2003, the Company completed the purchase of certain assets and the business of First Home Care - Houston, Inc. and FHCH, Inc. pursuant to an asset purchase agreement for cash consideration of $1.3 million. The purchase price allocation consisted of goodwill of $1.2 million and assets and other intangibles of $0.1 million.

     SALE OF SPECIALTY PHARMACEUTICAL SERVICES BUSINESS

     On June 13, 2002, the Company consummated the sale of its SPS business to Accredo (the "SPS Sale"). The SPS Sale was effected pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated January 2, 2002, between Gentiva, Accredo and certain of Gentiva's subsidiaries named therein.

     Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

     o the payment to the Company of a cash amount equal to $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment); and

     o    5,060,976 shares of Accredo common stock.

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

     In connection with the SPS Sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs. SPS revenues and operating results for the periods presented were as follows (in thousands):

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30, 2002           JUNE 30, 2002
                                                        -------------------------------------------
Net revenues                                              $         146,534      $         323,319
                                                        ====================   ====================
Operating results of discontinued SPS business:
    Income before income taxes                            $             813      $          11,238
    Income tax expense                                                  (96)                (1,313)
                                                        --------------------   --------------------
    Net income                                                          717                  9,925
                                                        --------------------   --------------------
Gain on disposal of SPS business, including
       transaction costs of $13.7 million and
       $16.2 million, respectively                                  208,803                206,291
    Income tax expense                                              (24,567)               (24,075)
                                                        --------------------   --------------------
Gain on disposal, net of tax                                        184,236                182,216
                                                        --------------------   --------------------

Discontinued operations, net of tax                       $         184,953      $         192,141
                                                        ====================   ====================

     5.   Restructuring and Other Special Charges
          ---------------------------------------

     During the second quarter of fiscal 2002, the Company recorded restructuring and other special charges aggregating $46.1 million. These restructuring and other special charges are further described below.

  RESTRUCTURING CHARGES

     BUSINESS REALIGNMENT ACTIVITIES

     The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its split-off from its former parent company in March 2000. These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2002. As of June 29, 2003, $3.2 million of these charges remain unpaid, representing lease and other associated costs which will be paid over the remaining lease terms. These unpaid restructuring charges are reflected in other accrued expenses in the accompanying consolidated balance sheet as of June 29, 2003.

  SPECIAL CHARGES

     OPTION TENDER OFFER

     During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million. In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2002.

     SETTLEMENT COSTS

     The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the FREDRICKSON V. OLSTEN HEALTH SERVICES CORP. AND OLSTEN CORPORATION lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9). These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2002.

     INSURANCE COSTS

     The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves. This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2002.

     ASSET WRITEDOWNS AND OTHER

     The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a write-down of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write-off of deferred debt issuance costs associated with the terminated credit facility. The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the quarter and six months ended June 30, 2002.

     6.   Goodwill and Other Intangible Assets ("SFAS 142")
          -------------------------------------------------

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

     Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a pre-tax, non-cash charge of $217.3 million, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the first six months of fiscal 2002. The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount. The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million. See Note 10 to the consolidated financial statements.

     7.   Revolving Credit Facility and Restricted Cash
          ---------------------------------------------

     The Company's credit facility, which was entered into on June 13, 2002, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 month EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

     At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of June 29, 2003.

     Total outstanding letters of credit were approximately $27.6 million at December 29, 2002 and $20.6 million as of June 29, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of June 29, 2003.

     During the first six months of fiscal 2003, the Company entered into a trust agreement and segregated $17.3 million of cash funds in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. These funds are considered restricted cash and are reported as part of cash, cash equivalents and restricted cash in the accompanying consolidated balance sheet as of June 29, 2003. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $275,000 if the facility is terminated during the period from June 13, 2003 to June 12, 2004 and $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment. As of June 29, 2003, the Company was in compliance with these covenants.

     8.   Shareholders' Equity
          --------------------

     Changes in shareholders' equity for the six months ended June 29, 2003 were as follows (in thousands):


                                                                             ADDITIONAL
                                                                   COMMON      PAID-IN       ACCUMULATED
                                                                   STOCK       CAPITAL         DEFICIT         TOTAL
                                                                 ---------    ----------     ----------      ----------
Balance at December 29, 2002                                     $   2,639    $  263,024     $ (152,615)     $  113,048

    Comprehensive income:
       Net income                                                        -             -         10,448          10,448

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (413,904 shares)                     41           781              -             822

    Repurchase of common stock at cost (871,451 shares)                (87)       (7,770)             -          (7,857)
                                                                 ---------    ----------     ----------      ----------
Balance at June 29, 2003                                         $   2,593    $  256,035     $ (142,167)     $  116,461
                                                                 =========    ==========     ==========      ==========


     Comprehensive income amounted to $5.2 million and $151.3 million for the second quarter of fiscal 2003 and fiscal 2002, respectively, and comprehensive income of $10.4 million and a comprehensive loss of $57.9 million were recorded for the first six months of fiscal 2003 and fiscal 2002, respectively.

     On May 16, 2003 the Company announced that its Board of Directors had authorized the Company to repurchase and formally retire up to 1,000,000 shares of its outstanding common stock. The repurchases were to occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of June 29, 2003, the Company had repurchased 871,451 shares of its common stock at an average cost of $9.03 per share and a total cost of approximately $7.9 million. As of July 23, 2003, the Company had repurchased all 1,000,000 shares of its common stock at an average cost of $9.08 per share and a total cost of approximately $9.1 million.

     On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors.

     9.   Legal Matters
          -------------

LITIGATION

     In addition to the matters referenced in this Note 9, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

     COOPER V. GENTIVA CARECENTRIX, INC. T/A/D/B/A/ GENTIVA HEALTH SERVICES, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002, and discovery has now commenced. The Company has denied the allegations of wrongdoing in the complaint and intends to defend itself vigorously in this matter. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. Until there is a ruling on that motion, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter; therefore, a range of damages, if any, cannot be determined.

     FREDRICKSON V. OLSTEN HEALTH SERVICES CORP. AND OLSTEN CORPORATION, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio. In November 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals. This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 5).

GOVERNMENT MATTERS

     Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports, which were filed with the Centers for Medicare and Medicaid Services ("CMS"), and were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

     In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000. The process for the fiscal intermediary to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement ("NPRs") and (iii) make appropriate payments to the Company, is not expected to be completed until early 2004. Cost reports relating to years subsequent to 1997 will be reopened after the process for the 1997 cost reports is completed. The Company believes that the reopening of and adjustments to its prior years' cost reports may have a positive impact on its financial position; however, the financial impact of the implementation of the Administrative Resolution cannot be specifically determined at this time. To date, the Company has not reflected any anticipated recovery from the appeals.

     On April 17, 2003, the Company received a document subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations. The subpoena seeks information regarding the Company's implementation of prior settlements with the government, the implementation of the Company's corporate integrity agreements and the Company's treatment on cost reports of employees engaged in sales and marketing efforts. The Company is cooperating with the government in responding to the subpoena and has engaged in discussions with the government regarding the timing and scope of production. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to January 1, 1998 through September 30, 2000. To the Company's knowledge, the government has not filed a complaint against the Company.

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

INDEMNIFICATIONS

     Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for the liabilities, if any, arising out of the home health services business.

     The Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business. The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, except that:

     o representations and warranties related to health care compliance survive for three years after the closing of the acquisition;
     o representations and warranties related to title of the assets and sufficiency of assets and employees survive for the applicable statute of limitations period; and
     o representations and warranties related to tax matters survive until thirty days after the expiration of the applicable tax statute of limitations period, including any extensions of the applicable period, subject to certain exceptions.

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

     10.  Income Taxes
          ------------

     The Company recorded state income and federal alternative minimum taxes of approximately $0.4 million and $1.1 million for the second quarter and first six months ended June 29, 2003. The Company's effective tax rate of approximately
9.2 percent for the first six months of fiscal 2003 was lower than the statutory income tax rate due to the reversal of a portion of the valuation allowance relating to the realization of tax benefits associated with a net operating loss carryforward and other net deferred tax assets.

     A federal and state income tax benefit of $12.3 million and a federal and state income tax expense of $14.7 million were recorded for the second quarter and first six months of fiscal 2002 relating to continuing operations. During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first six months of fiscal year 2002.

     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                          JUNE 29, 2003           DECEMBER 29, 2002
                                                                      ----------------------    ---------------------
Deferred tax assets
     Reserves and allowances                                           $             22,764      $            24,543
     Net operating loss and other carryforwards (Federal and state)                   6,004                    5,993
     Intangible assets                                                               31,540                   33,202
     Depreciation                                                                       226                      332
     Other                                                                              (74)                     574
     Less:  valuation allowance                                                     (59,737)                 (63,892)
                                                                      ----------------------    ---------------------
Total deferred tax asset                                                                723                      752
                                                                      ----------------------    ---------------------

Deferred tax liabilities
     Capitalized software                                                              (723)                    (752)
                                                                      ----------------------    ---------------------
Total deferred tax liability                                                           (723)                    (752)
                                                                      ----------------------    ---------------------
Net deferred tax asset (liability)                                     $                  -      $                 -
                                                                      ======================    =====================

     At June 29, 2003, the Company had a federal net operating loss carryforward of $13.8 million, which will begin to expire by 2020. Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities. The benefits associated with approximately $19 million of deferred tax assets related to stock option compensation deductions, when ultimately realized, will be credited to shareholders' equity.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     o    general economic and business conditions;
     o    demographic changes;
     o changes in, or failure to comply with, existing governmental regulations;
     o    legislative proposals for health care reform;
     o    changes in Medicare and Medicaid reimbursement levels;

     o    effects of competition in the markets the Company operates in;
     o    liability and other claims asserted against the Company;
     o    ability to attract and retain qualified personnel;
     o    availability and terms of capital;
     o loss of significant contracts or reduction in revenue associated with major payor sources;
     o    ability of customers to pay for services;
     o    a material shift in utilization within capitated agreements; and
     o changes in estimates and judgments associated with critical accounting policies.

     Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2002 Annual Report on Form 10-K and various filings with the Securities and Exchange Commission. The reader is encouraged to review these risk factors and filings.

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

RESULTS OF OPERATIONS

     REVENUES

     Net revenues increased by $12.8 million, or 6.6 percent to $208.4 million for the quarter ended June 29, 2003 as compared to the quarter ended June 30, 2002. For the six months ended June 29, 2003, net revenues increased by $22.0 million, or 5.7 percent to $410.5 million as compared to the six months ended June 30, 2002. Revenue growth in the second quarter and first six months of fiscal 2003 was reported in each major payor group, driven primarily by increases in the Company's commercial insurance business.

     For the quarter ended June 29, 2003 as compared to the quarter ended June 30, 2002, net revenues from Commercial Insurance and Other payors increased by $10.2 million or 9.0 percent to $123.8 million, Medicare increased by $1.4 million or 3.5 percent to $42.0 million, and Medicaid and Other Government payors increased by $1.2 million or 2.8 percent to $42.7 million.

     For the six months ended June 29, 2003 as compared to the six months ended June 30, 2002, net revenues from Commercial Insurance and Other payors increased by $18.6 million or 8.4 percent to $240.9 million, Medicare increased by $1.8 million or 2.2 percent to $84.5 million, and Medicaid and Other Government payors increased by $1.6 million or 2.0 percent to $85.0 million.

     Revenue growth from Commercial Insurance and Other payors was driven by a combination of pricing and volume increases from existing customers and new contracts that were signed during the past year. Of the 9.0 percent and 8.4 percent increases in net revenues for the second quarter and first six months of 2003, new contracts from Commercial Insurance and Other payors accounted for 4.8 percent and 3.7 percent, respectively.

     Medicare revenues were negatively impacted by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $2.1 million for the second quarter of fiscal 2003 and $4.2 million for the first six months of fiscal 2003), which became effective for Medicare patients beginning in October 2002. Medicare revenues were also negatively impacted by the elimination of the rural add-on provision ($0.5 million for the second quarter of fiscal 2003 and $0.6 million for the first six months of fiscal 2003) for home health services, which became effective April 1, 2003. During the second quarter and first six months of fiscal 2002, Medicare revenues were negatively impacted by a $2.5 million revenue adjustment relating to partial episode payments ("PEPs") as further discussed under management's analysis of Gross Profit below.

     Medicaid and Other Government revenues increased for the quarter and six months ended June 29, 2003 despite revenue reductions related to more restrictive eligibility requirements in some states and lower reimbursement rates in certain other states. In addition, the Company elected to terminate or reduce its participation in certain low-margin, hourly Medicaid and state and county programs.

     GROSS PROFIT

     Gross profit was approximately $69.6 million for the second quarter ended June 29, 2003 and $56.7 million for the quarter ended June 30, 2002. As a percentage of net revenues, gross profit margins increased from 29.0 percent for the quarter ended June 30, 2002, to 33.4 percent for the quarter ended June 29, 2003. The gross profit margin for the second quarter of fiscal 2002 was negatively impacted by a special charge of approximately $6.3 million or 3.2 percent associated with insurance costs and a revenue adjustment of $2.5 million or 0.9 percent related to a change in the estimated amount of the repayment to Medicare for PEPs from the inception of the Prospective Payment System of reimbursement ("PPS") in October 2000 through June 30, 2002.

     Gross profit was approximately $138.4 million for the first six months ended June 29, 2003 as compared to $120.3 million for the first six months ended June 30, 2002. As a percentage of net revenues, gross profit margins increased from 31.0 percent for the first six months ended June 30, 2002, to 33.7 percent for the first six months ended June 29, 2003. Gross profit margins for the first six months of fiscal 2002 were negatively impacted by 2.0 percent due to the $6.3 million special charge associated with insurance costs and the $2.5 million revenue adjustment related to PEPs that were recorded in the second quarter of fiscal 2002. The remaining change in gross profit margins for the six months ended June 29, 2003 was due to improvements in utilization in both commercial insurance business and Medicare (0.3 percent), and reductions in medical supply costs (0.3 percent) and workers compensation costs (0.9 percent), offset somewhat by the Medicare rate decrease (0.8 percent).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, including depreciation and amortization, decreased $39.0 million to $64.1 million for the quarter ended June 29, 2003, as compared to $103.1 million for the quarter ended June 30, 2002.

     For the six months ended June 29, 2003, selling general and administrative expenses, including depreciation and amortization, decreased $38.8 million to $127.1 million compared to $165.9 million for the corresponding period in fiscal 2002.

     These decreases related to restructuring and special charges of $46.1 million, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the second quarter and six months ended June 30, 2002. See Note 5 to the consolidated financial statements for further discussion of the restructuring and special charges.

     In addition, for both the second quarter and six month periods of fiscal 2003, increases in sales and field administrative expenses due to headcount additions and costs relating to the Healthcare Insurance Portability and Accountability Act of 1996 ("HIPAA") training and the completion of the technology refresh program were partially offset by reductions in corporate administrative expenses resulting from restructuring efforts following the SPS Sale in the second quarter of fiscal year 2002.

     INTEREST INCOME, NET

     Net interest income was approximately $0.1 million for the quarter ended June 29, 2003 and $0.4 million for the quarter ended June 30, 2002. Net interest income represented interest income of approximately $0.4 million for the second quarter of fiscal 2003 and $0.8 million for the second quarter of fiscal 2002, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

     Net interest income was approximately $0.2 million for the six months ended June 29, 2003 compared to $0.6 million for the six months ended June 30, 2002. Net interest income for the first six months of fiscal years 2003 and 2002 represented interest income of $0.7 million and $1.5 million, respectively, partially offset by interest expense of $0.5 million and $0.9 million, respectively.

     Interest income declined in the second quarter and first six months of fiscal 2003 as compared to the second quarter and first six months of fiscal 2002 due to a decline in interest rates on cash, cash equivalents and restricted cash and, to a lesser extent, a decrease in average cash balances during the period. Interest expense declined in the fiscal 2003 periods due to a reduction in the average outstanding letters of credit, as well as fees associated with the unused portion of the credit facility.

     INCOME TAXES

     The Company recorded state income and federal alternative minimum taxes of approximately $0.4 million and $1.1 million for the second quarter and first six months ended June 29, 2003. The Company's effective tax rate of approximately
9.2 percent for the first six months of fiscal 2003 was lower than the statutory income tax rate due to the reversal of a portion of the valuation allowance relating to the realization of tax benefits associated with a net operating loss carryforward and other net deferred tax assets. Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities. However, if the recent trend of income continues, it is possible that deferred tax assets will be recognized in the near term. Therefore, the requirement for a valuation allowance is being monitored each quarter by management. The Company had a federal net operating loss carryforward of $13.8 million as of June 29, 2003.

     A federal and state income tax benefit of $12.3 million and a federal and state income tax expense of $14.7 million were recorded for the second quarter and first six months of fiscal 2002 relating to continuing operations. During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million, which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first six months of fiscal year 2002.

     NET INCOME (LOSS)

     For the second quarter of fiscal 2003, net income was $5.2 million, or $0.19 per diluted share, compared with net income of $151.3 million, or $5.79 per share, for the corresponding period of 2002. Total Company net income in the second quarter of fiscal 2002 included a loss from continuing operations of $33.7 million, or $1.29 per share and income from discontinued operations, net of tax, of $185.0 million, or $7.08 per share.

     For the first six months of fiscal 2003, net income was $10.4 million, or $0.38 per diluted share, compared with a net loss of $57.9 million, or $2.23 per share for the first six months of fiscal 2002. Total Company net loss of $57.9 million for the first six months of fiscal 2002 included a loss from continuing operations of $59.6 million, or $2.29 per share, income from discontinued operations, net of tax, of $192.1 million, or $7.39 per share, and a loss relating to the cumulative effect of accounting change, net of tax, of $190.5 million, or $7.33 per share.

     The loss from continuing operations during the second quarter and first six months of fiscal 2002 includes $46.1 million in restructuring and special charges. See Note 5 to the consolidated financial statements.

     Discontinued operations reported in the 2002 periods included the operating results of the SPS business and the gain, net of related transaction costs and income taxes, associated with the June 13, 2002 sale of the SPS business to Accredo. The cumulative effect of the accounting change, which reflects the net write-off of substantially all of the Company's goodwill, represented the non-cash charge resulting from the adoption of SFAS 142 (Goodwill and Other Intangible Assets) during the first quarter of 2002.

     For a discussion of the Company's critical accounting policies, please refer to Gentiva's fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements.

     Days Sales Outstanding ("DSO") decreased by 1 day from December 29, 2002 to 58 days at June 29, 2003, consistent with the DSO as of March 29, 2003. Working capital at June 29, 2003 was $105 million, an increase of $1 million as compared to $104 million at December 29, 2002, primarily due to:

     o a $5 million increase in short-term investments offset by a $4 million decrease in cash, cash equivalents and restricted cash;

     o    a $8 million increase in accounts receivable;

     o    a $2 million decrease in prepaid expenses and other assets; and

     o a $6 million increase in current liabilities for cost of claims incurred but not reported ($3 million), accounts payable ($1 million), and other current liabilities ($2 million).

     The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payor classifications are as follows:

                                      FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                --------------------------------------  ---------------------------------------
                                 JUNE 29, 2003         JUNE 30, 2002      JUNE 29, 2003         JUNE 30, 2002
                                ----------------     -----------------  -----------------     -----------------
Medicare                              20%                    21%                 21%                  21%
Medicaid and Other Government         21                     21                  21                   22
Commercial Insurance and Other        59                     58                  58                   57
                                ----------------     -----------------  -----------------     -----------------
                                     100%                   100%                100%                 100%
                                ================     =================  =================     =================

     On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective. The change in payment limits reduced payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent. Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent. This reduction had a negative impact of approximately $2.1 million on net revenues for the quarter ended June 29, 2003 and $4.2 million for the six months ended June 29, 2003. Although a further market basket rate increase is scheduled to become effective October 1, 2003, that increase is currently under Congressional review. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country was further reduced as the ten percent rural add-on provision for home health services expired as of April 1, 2003. The elimination of the ten percent rural add-on provision negatively impacted the Company's net revenues by approximately $0.5 million and $0.6 million for the second quarter and the first six months ended June 29, 2003, respectively. Further reductions in Medicaid reimbursement rates and limitations on eligibility requirements may also occur.

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

     The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the second quarter and first six months of fiscal 2003, Cigna accounted for approximately 37 percent and 38 percent of the Company's total net revenues compared to approximately 39 percent and 38 percent for the second quarter and first six months of fiscal 2002, respectively. The Company has renewed the contract with Cigna for the seventh consecutive year, with the current contract expiring on December 31, 2003, with an option to renew. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

     Net revenues generated under capitated agreements with managed care payors were approximately 15 percent of total net revenues for the second quarter and 16 percent for the first six months of fiscal 2003 and 16 percent for the second quarter and first six months of fiscal 2002. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

     The Company's credit facility provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 months EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

     At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus 3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit. For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003 and continued to meet this requirement as of June 29, 2003.

     Total outstanding letters of credit were $20.6 million as of June 29, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of June 29, 2003. As of June 29, 2003, the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $34 million.

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures and dispositions of assets and other limitations with respect to the Company's operations. The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $275,000 if the facility is terminated during the period from June 13, 2003 to June 12, 2004 and $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the

Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of June 29, 2003, the Company was in compliance with these covenants.

     The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk but is substantially self-insured for most of these claims. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

     The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated cash balances.

     CAPITAL EXPENDITURES

     The Company's capital expenditures for the six months ended June 29, 2003 were $3.9 million as compared to $0.9 million for the same period in fiscal 2002. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2003 will range between $9 million and $12 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

     CASH RESOURCES AND OBLIGATIONS

     The Company had cash, cash equivalents and restricted cash of approximately $97 million and short term investments of approximately $5 million as of June 29, 2003. The restricted cash relates to cash funds of $17.3 million that have been segregated in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

     The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made over the next twenty-four months. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

     On May 16, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase and to formally retire up to 1,000,000 shares of its outstanding common stock. The repurchases were to occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of June 29, 2003, the Company had repurchased 871,451 shares of its common stock at an average cost of $9.03 per share and at a total cost of approximately $7.9 million. As of July 23, 2003, the Company had repurchased all 1,000,000 shares of its common stock at an average cost of $9.08 per share and at a total cost of approximately $9.1 million. On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors.

     Management expects that the Company's working capital needs for fiscal 2003 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash would require the approval of both the Company's Board of Directors and its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At June 29, 2003, the Company had no long-term debt and no significant capital lease obligations.

     The Company had total letters of credit outstanding under its credit facility of approximately $27.6 million at December 29, 2002 and $20.6 million at June 29, 2003. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed in the "Liquidity and Capital Resources" section under the section "Cash Resources and Obligations".

     The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 29, 2003.

Item 4.   Controls and Procedures
          -----------------------

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          See Note 9 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a)       The Annual Meeting of Shareholders was held on May 16, 2003.

(c)       i)   The following individuals were elected as Class III directors by votes as follows:

          ------------------------- ------------------ -------------------
          Name                      Votes FOR          Votes WITHHELD
          ------------------------- ------------------ -------------------
          Stuart R. Levine          25,221,801          360,910
          ------------------------- ------------------ -------------------
          Mary O'Neil Mundinger     25,531,864           50,847
          ------------------------- ------------------ -------------------
          Stuart Olsten             25,523,908           58,803
          ------------------------- ------------------ -------------------

          ii) The proposal to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for 2003 was approved by votes as follows:

          -------------------------------- --------------------------------
          FOR:                              18,973,679
          -------------------------------- --------------------------------
          AGAINST:                           6,583,988
          -------------------------------- --------------------------------
          ABSTAIN:                              25,044
          -------------------------------- --------------------------------
          BROKER NONVOTES:                           0
          -------------------------------- --------------------------------

Item 5.   Other Information
          -----------------

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

           3.3               Restated By-Laws of Company. (2)

           4.1               Specimen of common stock. (4)

           4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

           4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

          99.1 Certification of Chief Executive Officer dated August 7, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          99.2 Certification of Chief Financial Officer dated August 7, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
---------

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

          *   Filed herewith

(b)  Reports On Form 8-K
     -------------------

     On April 10, 2003, the Company filed a report on Form 8-K (i) reporting in
Item 5 a typographical error that appeared in the Company's 2002 Annual Report on Form 10-K, (ii) furnishing in Item 7 as an exhibit a Presentation of Adjusted EBITDA contained in the Company's 2002 Annual Report to Shareholders and (iii) reporting in Item 9 (as required information under Item 12) certain information as to the presentation of Adjusted EBITDA, a non-GAAP financial measure, in the Company's 2002 Annual Report to Shareholders.

     On May 6, 2003, the Company filed a report on Form 8-K (i) furnishing in
Item 7 as an exhibit a press release covering the Company's 2003 first quarter consolidated earnings and (ii) reporting in Item 9 (as required information under Item 12) the issuance of the Company's press release on the subject of its 2003 first quarter consolidated earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENTIVA HEALTH SERVICES, INC.

                                           (Registrant)


Date:  August 7, 2003                      /s/ Ronald A. Malone
                                           --------------------
                                           Ronald A. Malone
                                           Chairman and Chief Executive Officer

Date:  August 7, 2003                      /s/ John R. Potapchuk
                                           ---------------------
                                           John R. Potapchuk
                                           Senior Vice President and
                                           Chief Financial Officer

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

Date: August 7, 2003

                                        /s/ Ronald A. Malone
                                        --------------------
                                        Ronald A. Malone
                                        Chairman and Chief Executive Officer

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

Date: August 7, 2003

                                                   /s/ John R. Potapchuk
                                                   ---------------------
                                                   John R. Potapchuk
                                                   Senior Vice President and
                                                   Chief Financial Officer