Form 10-Q
period 2003-09-28
GENTIVA HEALTH SERVICES INC
filed 2003-11-05
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-15669

                          Gentiva Health Services, Inc.
             ------------------------------------------------------
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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of October 30, 2003, was 25,949,465.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets (Unaudited)
                    - September 28, 2003 and December 29, 2002                 3

                    Consolidated Statements of Operations (Unaudited)
                    - Three and Nine Months Ended September 28, 2003
                    and September 29, 2002                                     4

                    Consolidated Statements of Cash Flows (Unaudited)
                    - Nine Months Ended September 28, 2003 and
                    September 29, 2002                                         5

                    Notes to Consolidated Financial Statements (Unaudited)  6-17

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          18-27

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                               28

         Item 4.    Controls and Procedures                                   28

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                         29

         Item 2.    Changes in Securities and Use of Proceeds                 29

         Item 3.    Defaults Upon Senior Securities                           29

         Item 4.    Submission of Matters to a Vote of Security Holders       29

         Item 5.    Other Information                                         29

         Item 6.    Exhibits and Reports on Form 8-K                       30-31

SIGNATURES                                                                    32

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements
                 --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                               September 28, 2003    December 29, 2002
                                                               ------------------    ------------------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash             $          104,327    $          101,241
        Receivables, less allowance for doubtful accounts of
           $7,656 and $9,032 in 2003 and 2002, respectively               130,307               125,078
        Prepaid expenses and other current assets                           6,924                10,534
                                                               ------------------    ------------------
              Total current assets                                        241,558               236,853

Fixed assets, net                                                          12,268                13,025
Other assets                                                               16,050                14,553
                                                               ------------------    ------------------
              Total assets                                     $          269,876    $          264,431
                                                               ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                       $           16,080    $           16,865
        Payroll and related taxes                                           9,392                12,377
        Medicare liabilities                                               11,823                11,880
        Cost of claims incurred but not reported                           30,577                27,899
        Obligations under insurance programs                               37,665                37,829
        Other accrued expenses                                             25,627                25,664
                                                               ------------------    ------------------
              Total current liabilities                                   131,164               132,514

Other liabilities                                                          18,141                18,869
Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
           shares; issued and outstanding 25,967,198 and                    2,597                 2,639
           26,385,210 shares, respectively
        Additional paid-in capital                                        255,594               263,024
        Accumulated deficit                                              (137,620)             (152,615)
                                                               ------------------    ------------------
              Total shareholders' equity                                  120,571               113,048
                                                               ------------------    ------------------
              Total liabilities and shareholders' equity       $          269,876    $          264,431
                                                               ==================    ==================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                            ------------------------------    ------------------------------
                                                            September 28,    September 29,    September 28,    September 29,
                                                                2003             2002             2003              2002
                                                            -------------    -------------    -------------    -------------
Net revenues                                                $     199,698    $     188,443    $     610,160    $     576,865
Cost of services sold                                             130,457          124,898          402,529          392,976
                                                            -------------    -------------    -------------    -------------
     Gross profit                                                  69,241           63,545          207,631          183,889
Selling, general and administrative expenses                      (62,738)         (57,480)        (186,332)        (219,590)
Depreciation and amortization                                      (1,689)          (1,724)          (5,164)          (5,465)
                                                            -------------    -------------    -------------    -------------
     Operating income (loss)                                        4,814            4,341           16,135          (41,166)
Interest income, net                                                   93              162              275              741
                                                            -------------    -------------    -------------    -------------
     Income (loss) before income taxes from
     continuing operations                                          4,907            4,503           16,410          (40,425)
Income tax expense                                                    360            1,765            1,415           16,429
                                                            -------------    -------------    -------------    -------------
     Income (loss) from continuing operations                       4,547            2,738           14,995          (56,854)
Discontinued operations, net of tax                                    --             (563)              --          191,578
                                                            -------------    -------------    -------------    -------------
     Income before cumulative effect of accounting change           4,547            2,175           14,995          134,724
Cumulative effect of accounting change, net of tax                     --            1,392               --         (189,076)
                                                            -------------    -------------    -------------    -------------
     Net income (loss)                                      $       4,547    $       3,567    $      14,995    $     (54,352)
                                                            =============    =============    =============    =============



Basic earnings per share:
     Income (loss) from continuing operations               $        0.18    $        0.10    $        0.57    $       (2.18)
     Discontinued operations, net of tax                               --            (0.02)              --             7.34
     Cumulative effect of accounting change, net of tax                --             0.06               --            (7.24)
                                                            -------------    -------------    -------------    -------------
     Net income (loss)                                      $        0.18    $        0.14    $        0.57    $       (2.08)
                                                            =============    =============    =============    =============

     Weighted average shares outstanding                           25,972           26,365           26,399           26,117
                                                            =============    =============    =============    =============

Diluted earnings per share:
     Income (loss) from continuing operations               $        0.17    $        0.10    $        0.55    $       (2.18)
     Discontinued operations, net of tax                               --            (0.02)              --             7.34
     Cumulative effect of accounting change, net of tax                --             0.05               --            (7.24)
                                                            -------------    -------------    -------------    -------------
     Net income (loss)                                      $        0.17    $        0.13    $        0.55    $       (2.08)
                                                            =============    =============    =============    =============

     Weighted average shares outstanding                           27,098           27,483           27,452           26,117
                                                            =============    =============    =============    =============

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                      ----------------------------------------
                                                                      September 28, 2003    September 29, 2002
                                                                      ------------------    ------------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $           14,995    $          (54,352)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Income from discontinued operations                                               --              (191,578)
    Cumulative effect of accounting change                                            --               189,076
    Depreciation and amortization                                                  5,164                 5,465
    Provision for doubtful accounts                                                5,544                 4,715
    Gain on sale / disposal of businesses and fixed assets                          (217)                   --
    Stock option tender offer                                                         --                21,388
    Deferred income taxes                                                             --                15,156
Changes in assets and liabilities, net of acquisitions/divestitures
    Accounts receivable                                                          (10,773)                  798
    Prepaid expenses and other current assets                                      3,682                 4,260
    Current liabilities                                                             (969)               13,883
Change in net assets held for sale                                                    --                 3,300
Other, net                                                                        (1,078)               (3,339)
                                                                      ------------------    ------------------
Net cash provided by operating activities                                         16,348                 8,772
                                                                      ------------------    ------------------

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations                                  (4,725)               (2,382)
Purchase of fixed assets - discontinued operations                                    --                (2,121)
Proceeds from sale of assets / business                                              200               206,564
Acquisition of businesses                                                         (1,300)                   --
Purchase of short-term investments                                               (14,900)                   --
Maturities of short-term investments                                              14,935                    --
                                                                      ------------------    ------------------
Net cash (used in) provided by investing activities                               (5,790)              202,061
                                                                      ------------------    ------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             2,179                 6,902
Repurchases of common stock                                                       (9,651)                   --
Debt issuance costs                                                                   --                (1,321)
Cash distribution to shareholders                                                     --              (203,983)
Payments for stock option tender                                                      --               (21,388)
                                                                      ------------------    ------------------
Net cash (used in) financing activities                                           (7,472)             (219,790)
                                                                      ------------------    ------------------

Net change in cash, cash equivalents and restricted cash                           3,086                (8,957)
Cash, cash equivalents and restricted cash:
   Beginning of period                                                           101,241               107,144
                                                                      ------------------    ------------------
   End of period                                                      $          104,327    $           98,187
                                                                      ==================    ==================

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

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         1.       Accounting Policies
                  -------------------

         Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout the United States and delivers a wide range of services principally through its Gentiva(R) Health Services and CareCentrix(R) brands ("Home Health Services business").

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

         Cash Equivalents, Restricted Cash and Short-term Investments

         The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. The Company classifies investments with an original maturity of more than three months and less than one year on the acquisition date as short-term investments. Short-term investments are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

         Stock Based Compensation Plans

         During the first nine months of fiscal 2003, the Company granted 732,900 stock options to officers, directors and employees under its existing option plans at an average exercise price of $8.84. At September 28, 2003, there were 2,725,630 options outstanding at a weighted average exercise price of $6.16.

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

         The following table presents net income (loss) and basic and diluted income (loss) per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                                    Three Months Ended                Nine Months Ended
                                                              ------------------------------    ------------------------------
                                                              September 28,    September 29,    September 28,    September 29,
                                                                  2003             2002             2003             2002
                                                              -------------    -------------    -------------    -------------
Net income (loss) - as reported                               $       4,547    $       3,567    $      14,995    $     (54,352)
Add:     Stock-based employee compensation expense
         included in reported net income (loss), net of tax              --               --               --           12,803
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                        (343)            (406)          (1,163)          (3,476)
                                                              -------------    -------------    -------------    -------------
Net income (loss) - pro forma                                 $       4,204    $       3,161    $      13,832    $     (45,025)
                                                              =============    =============    =============    =============
Basic income (loss) per share - as reported                   $        0.18    $        0.14    $        0.57    $       (2.08)
Basic income (loss) per share - pro forma                     $        0.16    $        0.12    $        0.52    $       (1.72)

Diluted income (loss) per share - as reported                 $        0.17    $        0.13    $        0.55    $       (2.08)
Diluted income (loss) per share - pro forma                   $        0.16    $        0.12    $        0.50    $       (1.72)

         The weighted average fair value of the Company's stock options granted during the first nine months of fiscal 2003 was $5.24, calculated using the Black-Scholes option-pricing model. The fair value of options granted in fiscal 2003 was estimated on the date of grant with the following weighted average assumptions: risk-free interest rate of 3.52 percent; dividend yield of 0 percent; expected lives of six to eight years; and volatility of 60 percent.

         2.       Background and Basis of Presentation
                  ------------------------------------

         On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo"). See Note 4 to the consolidated financial statements.

         The operating results of the SPS business, including corporate expenses directly attributable to SPS operations, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three months and nine months ended September 29, 2002. Continuing operations includes the results of the Home Health Services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.

         3.       Earnings (Loss) Per Share
                  -------------------------

         Basic and diluted earnings (loss) per share for each period presented has been computed by dividing net income (loss) by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

                                                           Three Months Ended                      Nine Months Ended
                                                 --------------------------------------  --------------------------------------
                                                 September 28, 2003  September 29, 2002  September 28, 2003  September 29, 2002
                                                 ------------------  ------------------  ------------------  ------------------
Income (loss) from continuing operations         $            4,547  $            2,738  $           14,995  $          (56,854)
=======================================================================================  ======================================

Basic weighted average
  common shares outstanding                                  25,972              26,365              26,399              26,117

Shares issuable upon the assumed exercise of
  stock options and in connection with the ESPP
  using the treasury stock method                             1,126               1,118               1,053                  --
                                                 ------------------  ------------------  ------------------  ------------------

Diluted weighted average
  common shares outstanding                                  27,098              27,483              27,452              26,117
                                                 ------------------  ------------------  ------------------  ------------------
=======================================================================================  ======================================

Income (loss) from continuing operations
  per common share:
     Basic                                       $             0.18  $             0.10  $             0.57  $            (2.18)
     Diluted                                     $             0.17  $             0.10  $             0.55  $            (2.18)
=======================================================================================  ======================================

         For the nine months ended September 29, 2002, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), the number of common shares used in computing the diluted earnings (loss) per share for continuing operations was used in determining earnings (loss) per share for discontinued operations, cumulative effect of accounting change and net income (loss), even though the impact was antidilutive.

         For the nine months ended September 29, 2002, diluted weighted average common shares outstanding excludes the incremental 1.2 million shares that would be issued upon the assumed exercise of stock options and in connection with the ESPP using the treasury stock method, since their inclusion would be antidilutive on earnings.

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

         In connection with the SPS Sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs. SPS revenues and operating results for the periods presented were as follows (in thousands):

                                                     Three Months Ended    Nine Months Ended
                                                     September 29, 2002    September 29, 2002
                                                     ------------------    ------------------
Net revenues                                         $               --    $          323,319
                                                     ==================    ==================
Operating results of discontinued SPS business:
    Income before income taxes                       $               --    $           11,238
    Income tax expense                                               --                (1,313)
                                                     ------------------    ------------------
    Net income                                                       --                 9,925
                                                     ------------------    ------------------
Gain (loss) on disposal of SPS business, including
       transaction costs of $16.2 million
       for the nine month period                                   (936)              205,355
    Income tax benefit (expense)                                    373               (23,702)
                                                     ------------------    ------------------
Gain (loss) on disposal, net of tax                                (563)              181,653
                                                     ------------------    ------------------

Discontinued operations, net of tax                  $             (563)   $          191,578
                                                     ==================    ==================

         5.       Restructuring and Other Special Charges
                  ---------------------------------------

         During the first nine months of fiscal 2002, the Company recorded restructuring and other special charges aggregating $46.1 million. These restructuring and other special charges are further described below.

     Restructuring Charges

         Business Realignment Activities

         The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its split-off from its former parent company in March 2000. These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 29, 2002. As of September 28, 2003, $3.0 million of these charges remain unpaid, representing lease and other associated costs which will be paid over the remaining lease terms. These unpaid restructuring charges are reflected in other accrued expenses in the accompanying consolidated balance sheet as of September 28, 2003.

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

         Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a pre-tax, non-cash charge of $217.3 million as cumulative effect of accounting change in the accompanying consolidated statement of operations for the first nine months of fiscal 2002. The Company recorded a deferred tax benefit of approximately $66 million resulting from this non-cash charge and increased its tax valuation allowance by the same amount. The deferred tax benefit was recorded by eliminating a deferred tax liability of approximately $27 million and recording a deferred tax asset of approximately $39 million. During the third quarter of fiscal 2002, the Company recorded a tax benefit of $1.4 million, relating to tax deductible goodwill. The tax benefit is reflected in cumulative effect of accounting change in the accompanying consolidated statement of operations. See Note 10 to the consolidated financial statements.

         7.       Revolving Credit Facility and Restricted Cash
                  ---------------------------------------------

         The Company's credit facility, which was entered into on June 13, 2002, as amended on August 7, 2003, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 month EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of September 28, 2003.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the Company's credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million and to allow for the disposition of certain assets.

         The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $275,000 if the facility is terminated during the period from June 13, 2003 to June 12, 2004 and $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment. As of September 28, 2003, the Company was in compliance with these covenants.

         Total outstanding letters of credit were approximately $27.6 million at December 29, 2002 and $20.8 million as of September 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of September 28, 2003.

         During the first nine months of fiscal 2003, the Company entered into a trust agreement and segregated $17.3 million of cash funds in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. These funds are considered restricted cash and are reported as part of cash, cash equivalents and restricted cash in the accompanying consolidated balance sheet as of September 28, 2003. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

         8.       Shareholders' Equity
                  --------------------

         Changes in shareholders' equity for the nine months ended September 28, 2003 were as follows (in thousands):

                                                                           Additional
                                                              Common         Paid-in      Accumulated
                                                               Stock         Capital        Deficit         Total
                                                            -----------    -----------    -----------    -----------
Balance at December 29, 2002                                $     2,639    $   263,024    $  (152,615)   $   113,048

    Comprehensive income:
       Net income                                                    --             --         14,995         14,995

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (635,788 shares)                  63          2,116             --          2,179

    Repurchase of common stock at cost (1,053,800 shares)          (105)        (9,546)            --         (9,651)
                                                            -----------    -----------    -----------    -----------

Balance at September 28, 2003                               $     2,597    $   255,594    $  (137,620)   $   120,571
                                                            ===========    ===========    ===========    ===========

         Comprehensive income amounted to $4.5 million and $3.6 million for the third quarter of fiscal 2003 and fiscal 2002, respectively, and comprehensive income of $15.0 million and a comprehensive loss of $54.4 million were recorded for the first nine months of fiscal 2003 and fiscal 2002, respectively.

         On May 16, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase and formally retire up to 1,000,000 shares of its outstanding common stock. The repurchases were to occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of July 23, 2003, the Company had repurchased the authorized 1,000,000 shares of its common stock at an average cost of $9.08 per share and a total cost of approximately $9.1 million.

         On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of September 28, 2003, the Company had repurchased 53,800 shares at an average cost of $10.57 per share and a total cost of approximately $0.6 million.


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

         10.      Income Taxes
                  ------------

         The Company recorded state income taxes of approximately $0.4 million and $1.4 million for the third quarter and first nine months ended September 28, 2003. The Company's effective tax rate of approximately 8.6 percent for the first nine months of fiscal 2003 was lower than the statutory income tax rate due to the reversal of a portion of the valuation allowance relating to the realization of tax benefits associated with a net operating loss carryforward and other net deferred tax assets.

         Federal and state income taxes of $1.8 million and $16.4 million were recorded for the third quarter and first nine months of fiscal 2002 relating to continuing operations. During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first nine months of fiscal year 2002.

         Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                      September 28, 2003    December 29, 2002
                                                                      ------------------    ------------------
Deferred tax assets
     Reserves and allowances                                          $           21,639    $           24,543
     Net operating loss and other carryforwards (Federal and state)                5,950                 5,993
     Intangible assets                                                            30,698                33,202
     Depreciation                                                                    316                   332
     Other                                                                           200                   574
     Less:  valuation allowance                                                  (58,096)              (63,892)
                                                                      ------------------    ------------------
Total deferred tax asset                                                             707                   752
                                                                      ------------------    ------------------

Deferred tax liabilities
     Capitalized software                                                           (707)                 (752)
                                                                      ------------------    ------------------
Total deferred tax liability                                                        (707)                 (752)
                                                                      ------------------    ------------------
Net deferred tax asset (liability)                                    $               --    $               --
                                                                      ==================    ==================

         At September 28, 2003, the Company had a federal net operating loss carryforward of $13.4 million, which will begin to expire by 2020. Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities. However, if the recent trend of income continues, it is possible that deferred tax assets will be recognized in the near term. Therefore, the requirement for a valuation allowance is being monitored each quarter by management. The benefits associated with approximately $19.3 million of deferred tax assets related to stock based compensation deductions, when ultimately realized, will be credited to shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

Forward-looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

General
-------

         The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 and in other filings with the Securities and Exchange Commission.

Results of Operations
---------------------

         Revenues

         Net revenues increased by $11.3 million, or 6.0 percent to $199.7 million for the quarter ended September 28, 2003 as compared to the quarter ended September 29, 2002. For the nine months ended September 28, 2003, net revenues increased by $33.3 million, or 5.8 percent to $610.2 million as compared to the nine months ended September 29, 2002. Revenue growth in the third quarter and first nine months of fiscal 2003 was reported in the Medicare and Commercial Insurance and Other payor categories. Revenue from Medicaid and Other Government payor sources decreased in the third quarter of fiscal 2003 and was relative flat for the fiscal 2003 year-to-date period.

         For the quarter ended September 28, 2003 as compared to the quarter ended September 29, 2002, net revenues from Commercial Insurance and Other payors increased by $8.0 million or 7.5 percent to $115.0 million, Medicare increased by $4.4 million or 11.2 percent to $44.0 million, and Medicaid and Other Government payors decreased by $1.2 million or 2.9 percent to $40.7 million.

         For the nine months ended September 28, 2003 as compared to the nine months ended September 29, 2002, net revenues from Commercial Insurance and Other payors increased by $26.6 million or 8.1 percent to $355.9 million, Medicare increased by $6.3 million or 5.1 percent to $128.5 million, and Medicaid and Other Government payors increased by $0.4 million or 0.3 percent to $125.7 million.

         Revenue growth from Commercial Insurance and Other payors was driven by a combination of pricing and volume increases from existing customers and new contracts that were signed during the past year. Of the 7.5 percent and 8.1 percent increases in net revenues for the third quarter and first nine months of 2003, new contracts from Commercial Insurance and Other payors accounted for 4.6 percent and 2.9 percent, respectively.

         Medicare revenue growth for the third quarter and first nine months of fiscal 2003 was primarily fueled by increases in episodes serviced of 13.0 percent and 6.5 percent, respectively. In addition, in comparing the first nine months of fiscal 2003 and 2002, Medicare revenue was positively impacted by (i) $0.3 million due to a market basket rate increase that became effective for patients on service on or after October 1, 2003 and (ii) by $2.5 million due to the absence of a revenue adjustment relating to partial episode payments ("PEPs") that was recorded in the fiscal 2002 year-to-date period.

         In comparing the fiscal 2003 and 2002 periods, Medicare revenues were negatively impacted by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $2.2 million for the third quarter of fiscal 2003 and $6.3 million for the first nine months of fiscal 2003), which became effective for Medicare patients beginning in October 2002, and by the elimination of the rural add-on provision ($0.5 million for the third quarter of fiscal 2003 and $1.1 million for the first nine months of fiscal 2003) for home health services, which became effective April 1, 2003.

         Medicaid and Other Government revenues decreased for the three months ended September 28, 2003 due to revenue reductions related to more restrictive eligibility requirements in some states and lower reimbursement rates in certain other states. In addition, for both the three months and first nine months of fiscal 2003, revenues were negatively impacted by the Company's decision to reduce or terminate its participation in certain low-margin, hourly Medicaid and state and county programs. Revenues relating to these hourly Medicaid and state and county programs decreased $2.3 million and $6.4 million as compared to the third quarter and nine months of fiscal year 2002, respectively. These decreases were offset somewhat by increases in the intermittent care Medicaid business in selected states.

         Gross Profit

         Gross profit was approximately $69.2 million for the third quarter ended September 28, 2003 and $63.5 million for the quarter ended September 29, 2002. As a percentage of net revenues, gross profit margins increased from 33.7 percent for the quarter ended September 29, 2002, to 34.7 percent for the quarter ended September 28, 2003. The gross profit margin for the third quarter of fiscal 2003 was positively impacted by changes in business mix including increases in Medicare episodes serviced and reductions in certain lower margin Medicaid and other government programs (1.6 percent), reductions in workers compensation costs (0.6 percent) and the Medicare market basket rate increase that became effective for patients on service on or after October 1, 2003 (0.2 percent). These increases were partially offset by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $2.2 million, or 1.1 percent), which became effective for Medicare patients beginning in October 2002, and by the elimination of the rural add-on provision ($0.5 million or 0.3 percent) for home health services which became effective April 1, 2003.

         Gross profit was approximately $207.6 million for the nine months ended September 28, 2003 as compared to $183.9 million for the nine months ended September 29, 2002. As a percentage of net revenues, gross profit margins increased from 31.9 percent for the nine months ended September 29, 2002, to
34.0 percent for the nine months ended September 28, 2003. Gross profit margins for the first nine months of fiscal 2003 were positively impacted by an increase in Medicare episodes serviced and improvements in utilization in both the commercial insurance business and Medicare (1.0 percent), reductions in workers compensation costs (0.7 percent), the Medicare market basket rate increase that became effective for patients on service on or after October 1, 2003 (0.1 percent) and the absence of both a $2.5 million revenue adjustment related to PEPs (0.4 percent) and the $6.3 million special charge associated with insurance costs that were recorded in the first nine months of fiscal 2002 (1.1 percent). These increases were partially offset by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $6.3 million or 1.0 percent), which became effective for Medicare patients beginning October 2002, and the elimination of the rural add-on provision ($1.1 million or 0.2 percent) for home health services which became effective April 1, 2003.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $5.2 million to $64.4 million for the quarter ended September 28, 2003, as compared to $59.2 million for the quarter ended September 29, 2002.

         For the nine months ended September 28, 2003, selling, general and administrative expenses, including depreciation and amortization, decreased $33.6 million to $191.5 million compared to $225.1 million for the corresponding period in fiscal 2002. This decrease is related to restructuring and special charges of $46.1 million, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 29, 2002. See Note 5 to the consolidated financial statements for further discussion of the restructuring and special charges. Excluding these special charges, selling, general and administrative expenses, including depreciation and amortization, increased $6.2 million for the nine months ended September 28, 2003.

         The increase for both the three and nine month periods of fiscal 2003 related to increases in sales and field administrative expenses due to headcount additions and costs relating to training in connection with the implementation of provisions of the Healthcare Insurance Portability and Accountability Act of 1996 ("HIPAA") and a new software based scheduling system and, for the nine month period of fiscal 2003, the completion of the technology refresh program. These increases were partially offset by reductions in corporate administrative expenses resulting from restructuring efforts following the SPS Sale in the second quarter of fiscal year 2002 and settlements of certain matters for less than amounts previously accrued ($0.4 million).

         Interest Income, Net

         Net interest income was approximately $0.1 million for the quarter ended September 28, 2003 and $0.2 million for the quarter ended September 29, 2002. Net interest income represented interest income of approximately $0.3 million for the third quarter of fiscal 2003 and $0.5 million for the third quarter of fiscal 2002, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Net interest income was approximately $0.3 million for the nine months ended September 28, 2003 compared to $0.7 million for the nine months ended September 29, 2002. Net interest income for the first nine months of fiscal years 2003 and 2002 represented interest income of $1.1 million and $2.0 million, respectively, partially offset by interest expense of $0.8 million and $1.3 million, respectively.

         Interest income declined in the third quarter and first nine months of fiscal 2003 as compared to the third quarter and first nine months of fiscal 2002 due to a decline in interest rates on cash, cash equivalents and restricted cash and, to a lesser extent, a decrease in average cash balances during the period. Interest expense declined in the fiscal 2003 periods due to a reduction in the average outstanding letters of credit, as well as fees associated with the unused portion of the credit facility.

         Income Taxes

         The Company recorded state income taxes of approximately $0.4 million and $1.4 million for the third quarter and first nine months ended September 28, 2003. The Company's effective tax rate of approximately 8.6 percent for the first nine months of fiscal 2003 was lower than the statutory income tax rate due to the reversal of a portion of the valuation allowance relating to the realization of tax benefits associated with a net operating loss carryforward and other net deferred tax assets. Because of the uncertainty of the ultimate realization of net deferred tax assets, a valuation allowance is maintained relating to deferred tax assets that are not otherwise used to offset deferred tax liabilities. However, if the recent trend of income continues, it is possible that deferred tax assets will be recognized in the near term. Therefore, the requirement for a valuation allowance is being monitored each quarter by management. The Company had a federal net operating loss carryforward of $13.4 million as of September 28, 2003.

         Federal and state income taxes of $1.8 million and $16.4 million were recorded for the third quarter and first nine months of fiscal 2002 relating to continuing operations. During the first quarter of fiscal 2002, income tax expense from continuing operations was $26.9 million, which reflects an additional valuation allowance recorded against certain deferred tax assets in connection with the adoption of SFAS 142 and the subsequent write-off of goodwill; the corresponding tax benefit for the same amount was recorded in the cumulative effect of accounting change line item as reported in the accompanying consolidated statement of operations during the first nine months of fiscal year 2002.

         The Company recorded a tax benefit of $1.4 million relating to tax amortization of goodwill for the quarter ended September 29, 2002. The tax benefit is reflected in cumulative effect of accounting change in the accompanying consolidated statement of operations.

         Net Income (Loss)

         For the third quarter of fiscal 2003, net income was $4.5 million, or $0.17 per diluted share, compared with net income of $3.6 million, or $0.13 per diluted share, for the corresponding period of 2002. Total Company net income in the third quarter of fiscal 2002 included income from continuing operations of $2.7 million, or $0.10 per diluted share, a loss from discontinued operations, net of tax, of $0.6 million, or $0.02 per diluted share, and income relating to the cumulative effect of accounting change, net of tax, of $1.4 million, or $0.05 per diluted share.

         For the first nine months of fiscal 2003, net income was $15.0 million, or $0.55 per diluted share, compared with a net loss of $54.4 million, or $2.08 per share for the first nine months of fiscal 2002. Total Company net loss of $54.4 million for the first nine months of fiscal 2002 included a loss from continuing operations of $56.9 million, or $2.18 per share, income from discontinued operations, net of tax, of $191.6 million, or $7.34 per share, and a loss relating to the cumulative effect of accounting change, net of tax, of $189.1 million, or $7.24 per share.

         The loss from continuing operations during the first nine months of fiscal 2002 includes $46.1 million in restructuring and special charges. See
Note 5 to the consolidated financial statements.

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



Liquidity and Capital Resources
-------------------------------

         Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements.

         Days Sales Outstanding ("DSO") as of September 28, 2003 remained flat from December 29, 2002 at 59 days. Working capital at September 28, 2003 was $110 million, an increase of $6 million as compared to $104 million at December 29, 2002, primarily due to:

         o a $3 million increase in cash, cash equivalents and restricted cash;

         o        a $5 million increase in accounts receivable;

         o        a $3 million decrease in prepaid expenses and other assets;
                  and

         o a $1 million decrease in current liabilities relating to an increase in cost of claims incurred but not reported ($3 million), offset by decreases in accounts payable ($1 million), and payroll and related taxes ($3 million).

         The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payor classifications are as follows:

                                        For the Three Months Ended                 For the Nine Months Ended
                                  --------------------------------------   --------------------------------------
                                  September 28, 2003  September 29, 2002   September 28, 2003  September 29, 2002
                                  ------------------  ------------------   ------------------  ------------------
Medicare                                   22%                 21%                  21%                 21%
Medicaid and Other Government              20%                 22%                  21%                 22%
Commercial Insurance and Other             58%                 57%                  58%                 57%
                                  ------------------  ------------------   ------------------  ------------------
                                          100%                100%                 100%                100%
                                  ==================  ==================   ==================  ==================

           On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective. The change in payment limits reduced payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent. Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country was further reduced as the ten percent rural add-on provision for home health services expired as of April 1, 2003. On October 1, 2003, a further market basket rate increase of 3.3 percent became effective for open episodes of care on or after October 1, 2003. Congress is currently considering various proposals which could result in changes to Medicare reimbursement for home health services. In addition, further reductions in Medicaid reimbursement rates and limitations on eligibility requirements may also occur.

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

         The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the third quarter and first nine months of fiscal 2003, Cigna accounted for approximately 34 percent and 36 percent of the Company's total net revenues compared to approximately 37 percent and 38 percent for the third quarter and first nine months of fiscal 2002, respectively. The Company is in its eighth year of the contract, with the current term ending on December 31, 2003 and renewing from year to year subject to each party's termination rights. Historically, the Company and Cigna have each year renegotiated the contract prior to December 31, and the Company is presently in negotiations with Cigna with respect to services subsequent to December 31, 2003. While the Company currently expects to reach an agreement with Cigna for services subsequent to December 31, 2003, the agreement is likely to differ from the contracts of previous years and could adversely impact Gentiva's actual financial results for the coming year. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Net revenues generated under capitated agreements with managed care payors were approximately 16 percent of total net revenues for the third quarter and first nine months of fiscal 2003 and 17 percent for the third quarter and 16 percent for the first nine months of fiscal 2002. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

         The Company's credit facility, which was amended on August 7, 2003 as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 months EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decrease by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit. For 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003 and continued to meet this requirement as of September 28, 2003.

         Total outstanding letters of credit were $20.8 million as of September 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of September 28, 2003. As of September 28, 2003, the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $34 million.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million and to allow for the disposition of certain assets.

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

         The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of September 28, 2003, the Company was in compliance with these covenants.

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

         Capital Expenditures

         The Company's capital expenditures for the nine months ended September 28, 2003 were $4.7 million as compared to $2.4 million for the same period in fiscal 2002. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2003 will range between $8 million and $9 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents and restricted cash of approximately $104.3 million as of September 28, 2003. The restricted cash relates to cash funds of $17.3 million that have been segregated in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

         The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through June 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

         On May 16, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase and to formally retire up to 1,000,000 shares of its outstanding common stock. The repurchases were to occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of July 23, 2003, the Company had repurchased all 1,000,000 shares of its common stock at an average cost of $9.08 per share and at a total cost of approximately $9.1 million. On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of September 28, 2003, the Company had repurchased 53,800 shares at an average cost of $10.57 per share and a total cost of approximately $0.6 million.

         Management expects that the Company's working capital needs for fiscal 2003 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash would require the approval of the Company's Board of Directors and may require the approval of its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

         Contractual Obligations and Commercial Commitments

         At September 28, 2003, the Company had no long-term debt and no significant capital lease obligations.

         The Company had total letters of credit outstanding under its credit facility of approximately $27.6 million at December 29, 2002 and $20.8 million at September 28, 2003. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed in the "Liquidity and Capital Resources" section under the section "Cash Resources and Obligations".

         The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

         Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 28, 2003.

Item 4.           Controls and Procedures
                  -----------------------

         Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e)) for the Company. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, as required by Exchange Act Rule 13a-15(b), have concluded that the Company's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.



         Changes in internal control over financial reporting.

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  See Note 9 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

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

                  None.

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

                  3.3            Restated By-Laws of Company. (2)

                  4.1            Specimen of common stock. (4)

                  4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

                  4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

                 10.1 Amendment dated August 7, 2003 to Consulting Agreement dated as of July 1, 2002 between Gail
                                 R. Wilensky and Gentiva Health Services (USA), Inc.*+

                 10.2 First Amendment and Consent Agreement dated August 7, 2003 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein.*

                 31.1 Certification of Chief Executive Officer dated November 5, 2003 pursuant to Rule 13a-14(a).*

                 31.2 Certification of Chief Financial Officer dated November 5, 2003 pursuant to Rule 13a-14(a).*


                 32.1 Certification of Chief Executive Officer dated November 5, 2003 pursuant to 18 U.S.C. Section 1350.*

                 32.2 Certification of Chief Financial Officer dated November 5, 2003 pursuant to 18 U.S.C. Section 1350.*

-------------

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

                *   Filed herewith

                + Management contract or compensatory plan or arrangement.

(b)             Reports on Form 8-K
                -------------------

                On August 5, 2003, the Company furnished a report on Form 8-K
     (i) furnishing in Item 7 as an exhibit a press release covering the Company's 2003 second quarter consolidated earnings and (ii) reporting in
     Item 12 the issuance of the Company's press release on the subject of its 2003 second quarter consolidated earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENTIVA HEALTH SERVICES, INC.

                                     (Registrant)





Date:  November 5, 2003              /s/ RONALD A. MALONE
                                     ------------------------------------
                                     Ronald A. Malone
                                     Chairman and Chief Executive Officer

Date:  November 5, 2003              /s/ JOHN R. POTAPCHUK
                                     ------------------------------------
                                     John R. Potapchuk
                                     Senior Vice President and
                                     Chief Financial Officer