Form 10-K
period 2003-12-31
GENTIVA HEALTH SERVICES INC
filed 2004-03-01
CIK 1096142

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2003

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

        Title of each class        Name of each exchange on which registered
Common Stock, par value $.10 per                    NASDAQ
             share

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X_      No __

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                               Yes X_      No __

          The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 27, 2003, the last business day of registrant's most recently completed second fiscal quarter, was $225,337,941 based on the closing price of the Common Stock on the Nasdaq National Market on such date.

          The number of shares outstanding of the registrant's Common Stock, as of February 26, 2004, was 25,528,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant's 2004 Annual Meeting of Shareholders is incorporated by reference into PART III.

                                     PART I

ITEM 1.   BUSINESS

SPECIAL CAUTION REGARDING FORWARD-LOOKING STATEMENTS

          CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ASSUMES," "TRENDS" AND SIMILAR EXPRESSIONS, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S CURRENT PLANS, EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. HOWEVER, SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:

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

          FOR A DETAILED DISCUSSION OF THESE AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS, PLEASE REFER TO THE "RISK FACTORS" SECTION IN THIS ITEM 1, TO "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE READER SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED UNDER THE FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), THE COMPANY DOES NOT HAVE ANY INTENTION OR OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS TO REFLECT UNFORESEEN OR OTHER EVENTS AFTER THE DATE OF THIS REPORT. THE COMPANY HAS PROVIDED A DETAILED DISCUSSION OF RISK FACTORS WITHIN THIS ANNUAL REPORT ON FORM 10-K AND VARIOUS FILINGS WITH THE SEC. THE READER IS ENCOURAGED TO REVIEW THESE RISK FACTORS AND FILINGS.

INTRODUCTION

          Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout most of the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). Prior to the Split-Off, all of the assets and liabilities of Olsten's health services business (formerly known as Olsten Health Services) were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA ("Adecco").

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

HOME HEALTH SERVICES

          The Company's home health services business is conducted through more than 350 direct service delivery units and delivers a wide range of services principally through its Gentiva(R) Health Services and CareCentrix(R) brands.

          The Company operates licensed and Medicare-certified nursing agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). These agencies provide various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. The Company's nursing operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which nursing agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as caregivers who deliver direct patient care. The caregivers are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

          The Company's CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within four regional coordination centers and are delivered through the Company's nursing locations as well as through an extensive nationwide network of third-party provider locations credentialed by the Company (nearly 1,900 at December 28, 2003). CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the credentialed providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payor is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payor remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

          The Company's home health services business also delivers services to its customers through other focused business brands that include Gentiva Orthopedic Services, a program which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery, and Rehab Without Walls(R), which provides home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. Other specialty services, including therapies for patients with balance issues who are prone to injury or immobility as a result of falling, are in various stages of development.

          The Company also provides consulting services to home health agencies through its Gentiva Business Services unit. These services include billing and collection activities, web-based caregiver training and credentialing, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

PAYORS

          Net revenues attributable to major payor sources of reimbursement are as follows:

                                          FISCAL YEAR
                                 ----------------------------
                                   2003      2002      2001
                                 --------  --------  --------
Medicare                            22%       21%       21%
Medicaid and Other Government       20        22        23
Commercial Insurance and Other      58        57        56
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====

          The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2003, 2002 and 2001, Cigna accounted for approximately 36 percent, 38 percent and 36 percent, respectively, of the Company's net revenues.

          The Company has extended its relationship with Cigna by entering into a new national home health care contract effective January 1, 2004, with the new contract expiring on December 31, 2006. No other commercial payor accounts for 10 percent or more of the Company's net revenues. Net revenues from commercial payors are primarily generated under fee for service contracts which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

TRADEMARKS

          The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX(R), GENTIVA(R), GENTIVA and Butterfly Design(R) , LIFESMART(R) and REHAB WITHOUT WALLS(R), or otherwise in use by the Company, including CASEMATCH(SM) and SAFE STRIDES(SM). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the Company, with the right of perpetual renewal. A federally registered trademark provides the presumption of ownership of the mark by the Company in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. Management believes that the Company's name and trademarks are important to its operations and intends to continue to renew its trademark registrations.

BUSINESS ENVIRONMENT

          Factors that the Company believes have contributed and will contribute to the development of home health services primarily include recognition that home health services can be a cost-effective alternative to more expensive institutional care; aging demographics; increasing consumer awareness and interest in home health services; the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one's own home; and advanced technology that allows more health care procedures to be provided at home.

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

COMPETITIVE POSITION

          The home health services industry in which the Company operates is highly competitive and fragmented. Home health care providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. The Company's primary competitors for its home health nursing business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Center for Medicare and Medicaid Services website, a government website containing information on the home health care market in 2002, the Company believes its home health services business holds approximately a 2 percent to 3 percent market share. The Company competes with other home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for caregivers.

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

SOURCE AND AVAILABILITY OF PERSONNEL

          To maximize the cost effectiveness and productivity of caregivers, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. In 2003, the Company launched its proprietary CaseMatch(SM) software scheduling program that gives local Company offices the ability to identify instantly those caregivers who can be assigned to patient cases.

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

NUMBER OF PERSONS EMPLOYED

          At December 28, 2003, the Company had approximately 3,500 full-time employees, including approximately 700 salaried caregivers. The Company also employs caregivers on a temporary basis, as needed, to provide home health services. In fiscal 2003, the average number of non-salaried caregivers employed on a weekly basis in its home health services business was approximately 11,600. The Company believes that its relationships with its employees are generally good.

OTHER MATTERS

          Subsequent to the sale of its specialty pharmaceutical services business in June 2002, the Company has operated its remaining home health services business as a single reporting unit. Financial information relating to the home health services business is found in the consolidated financial statements of the Company and its subsidiaries which are included in this annual report.

          The Company has historically experienced a seasonal decline in the demand for its home health services during the third fiscal quarter.

          For a discussion of certain regulations to which the Company's business is subject, see "Regulations" under Item 3, "Legal Proceedings," below.

AVAILABLE INFORMATION

          The Company's Internet address is www.gentiva.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. The Company also makes available on or through its website its press releases, an investor presentation, Section 16 reports and certain corporate governance documents.

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

          RISKS RELATED TO THE COMPANY'S BUSINESS AND INDUSTRY

          THE COMPANY'S GROWTH STRATEGY MAY NOT BE SUCCESSFUL.

          The future growth of the Company's business and its future financial performance will depend on, among other things, its ability to increase its revenue base through a combination of internal growth and strategic ventures, including acquisitions. The Company's home health services business experienced no growth during the fiscal periods from 1998 through 2001. During fiscal 2002 and 2003, revenue from the Company's home health services business grew 5.3 percent and 5.9 percent, respectively; however, future revenue growth cannot be assured as it is subject to the effects of competition, various risk factors including the uncertainty of Medicare, Medicaid, and private health insurance reimbursement, the ability to generate new and retain existing contracts with major payor sources and the ability to attract and retain qualified personnel.

          COMPETITION AMONG HOME HEALTH CARE COMPANIES IS INTENSE.

          The home health services industry is highly competitive. The Company competes with a variety of other companies in providing home health services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by the Company and may thereby attract customers who are presently receiving the Company's home health services.

          THE COST OF HEALTH CARE IS FUNDED SUBSTANTIALLY BY GOVERNMENT AND PRIVATE INSURANCE PROGRAMS. IF SUCH FUNDING IS REDUCED OR BECOMES LIMITED OR UNAVAILABLE TO THE COMPANY'S CUSTOMERS, THE COMPANY'S BUSINESS MAY BE ADVERSELY IMPACTED.

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

          POSSIBLE CHANGES IN THE CASE MIX OF PATIENTS, AS WELL AS PAYOR MIX AND PAYMENT METHODOLOGIES, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S PROFITABILITY.

          The sources and amounts of the Company's patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid may significantly affect the Company's profitability. In particular, any significant increase in the Company's Medicaid population or decrease in Medicaid payments could have a material adverse effect on its financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on reimbursement rates or service levels.

          THE LOSS OF SIGNIFICANT CONTRACTS, AS WELL AS SIGNIFICANT REDUCTIONS IN MEMBERS COVERED UNDER SUCH CONTRACTS, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The Company has entered into service agreements with a number of managed care organizations to provide, or contracted with third party providers to provide, home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by those organizations. One such contract with Cigna accounted for 36 percent of the Company's total net revenues for the year ended December 28, 2003. The Company and Cigna entered into a new home health care contract effective January 1, 2004 and expiring on December 31, 2006. Under the termination provisions of the contract, Cigna has the right to terminate the agreement on December 31, 2005, if it provides 90 days advance written notice to the Company. If the Cigna contract or any other similar significant contract were to terminate or if there was a significant decrease in enrolled members covered under the Company's contract with Cigna or any other organization, it could materially adversely affect the Company's financial condition and results of operations.

          FURTHER CONSOLIDATION OF MANAGED CARE ORGANIZATIONS AND OTHER THIRD-PARTY PAYORS MAY ADVERSELY AFFECT THE COMPANY'S PROFITS.

          Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services. Consequently, the health care needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate the Company as a preferred provider and/or engage its competitors as a preferred or exclusive provider, the Company's business could be adversely affected. In addition, private payors, including managed care payors, could seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing the Company's profitability.

          THE COMPANY AND THE HEALTH CARE INDUSTRY CONTINUE TO EXPERIENCE SHORTAGES IN QUALIFIED HOME HEALTH SERVICE CAREGIVERS.

          The Company competes with other health care providers for its employees. As the demand for home health services continues to exceed the supply of available and qualified staff, the Company and its competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates has caused added pressure on the Company's operating margins.

          AN ECONOMIC DOWNTURN, CONTINUED DEFICIT SPENDING BY THE FEDERAL GOVERNMENT AND STATE BUDGET PRESSURES MAY RESULT IN A REDUCTION IN REIMBURSEMENT AND COVERED SERVICES.

          An economic downturn can have a detrimental effect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Company can expect continuing cost containment pressures on Medicaid outlays for the Company's services in the states in which it operates. In addition, an economic downturn may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

          Deficit spending by the government as the result of adverse developments in the economy could lead to increased pressure to reduce government expenditures for other purposes, including governmentally funded programs in which the Company participates, such as Medicare and Medicaid.

          THE AGREEMENT GOVERNING THE COMPANY'S EXISTING REVOLVING CREDIT FACILITY CONTAINS, AND FUTURE DEBT AGREEMENTS MAY CONTAIN, VARIOUS COVENANTS THAT LIMIT THE COMPANY'S DISCRETION IN THE OPERATION OF ITS BUSINESS.

          The agreement and instruments governing the Company's existing revolving credit facility contain, and the agreements and instruments governing its future debt agreements may contain, various restrictive covenants that, among other things, require it to comply with or maintain certain financial tests and ratios and restrict the Company's ability to:

     o    incur more debt;
     o    pay dividends, redeem stock or make other distributions;
     o    make certain investments;
     o    create liens;
     o    enter into transactions with affiliates;
     o    make acquisitions;
     o    merge or consolidate; and

     o    transfer or sell assets.

          In addition, events beyond the Company's control could affect its ability to comply with and maintain the financial tests and ratios. Any failure by the Company to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to its existing revolving credit facility or future debt agreements. This could lead to the acceleration of the maturity of the facility and the termination of the commitments to make further extension of credit. The Company has no outstanding debt as of December 28, 2003, but could incur debt in the future. If the Company were unable to repay debt to its senior lenders, these lenders could proceed against the collateral securing that debt. Even if the Company is able to comply with all applicable covenants, the restrictions on its ability to operate its business at its sole discretion could harm its business by, among other things, limiting its ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

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

          THE COMPANY HAS RISKS RESULTING FROM THE SALE OF ITS SPS BUSINESS.

          The Company has agreed to indemnify Accredo for losses suffered or incurred by Accredo and its affiliates arising from the retained liabilities of the Company, breaches of the Company's representations, warranties, covenants or agreements under the asset purchase agreement between the Company and Accredo dated January 2, 2002, or agreements delivered pursuant thereto, failure to deliver good, valid and marketable title to the assets of the SPS business, and specified tax liabilities of the Company, including those related to the Company's Split-Off from Olsten. The liabilities retained by the Company include litigation and causes of action arising prior to the closing of the sale of the SPS business. These indemnification obligations are discussed in more detail below under Item 3 "Legal Proceedings - Indemnifications." The Company is unable to predict the amount, if any, that may be required for it to satisfy its indemnification obligations under the asset purchase agreement should any claims arise. Should any significant payment be required, the Company may not have sufficient funds available to satisfy its potential indemnification obligations or may not be able to obtain the funds on terms satisfactory to the Company, if at all.

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

          In fiscal 2003, 42 percent of the Company's net revenues were generated from Medicare, and Medicaid and Other Government programs. The health care industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for services that the Company provides.

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

          THE COMPANY IS SUBJECT TO PERIODIC AUDITS AND REQUESTS FOR INFORMATION BY THE MEDICARE AND MEDICAID PROGRAMS OR GOVERNMENT AGENCIES, WHICH HAVE VARIOUS RIGHTS AND REMEDIES AGAINST THE COMPANY IF THEY ASSERT THAT THE COMPANY HAS OVERCHARGED THE PROGRAMS OR FAILED TO COMPLY WITH PROGRAM REQUIREMENTS.

          The operation of the Company's home health services business is subject to federal and state laws prohibiting fraud by health care providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. The Company may also be subject to fines and treble damage claims if it violates the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA") expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

          The Company has established policies and procedures that it believes are sufficient to ensure that it will operate in substantial compliance with these anti-fraud and abuse requirements, including the Company's Corporate Integrity Agreement. On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG pursuant to its subpoena and similarly intends to cooperate fully with the DOJ subpoena as well as any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company. While the Company believes that its business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation. The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

          THE COMPANY IS ALSO SUBJECT TO FEDERAL AND STATE LAWS THAT GOVERN FINANCIAL AND OTHER ARRANGEMENTS BETWEEN HEALTH CARE PROVIDERS.

          These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical products and services. Furthermore, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

          THE COMPANY FACES ADDITIONAL FEDERAL REQUIREMENTS THAT MANDATE MAJOR CHANGES IN THE TRANSMISSION AND RETENTION OF HEALTH INFORMATION.

          HIPAA was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify health care administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the health care industry, the Company believes that implementation of this law will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

          The Company's headquarters is leased and is located at 3 Huntington Quadrangle 2S, Melville, New York 11747-8943. Other major regional administrative offices leased by the Company are located in Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; Tampa, Florida; Endicott, New York; and Houston, Texas. The Company also maintains leases for other offices and locations on various terms expiring on various dates.

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION

          In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

          COOPER V. GENTIVA CARECENTRIX, INC. t/a/d/b/a/ GENTIVA HEALTH SERVICES, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002, and discovery has now commenced. The Company has denied the allegations of wrongdoing in the complaint and is defending itself vigorously in this matter. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. The parties are completing discovery; therefore, the Company cannot determine a range of damages, if any, at this time.

GOVERNMENT MATTERS

          On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG pursuant to its subpoena and similarly intends to cooperate fully with the DOJ subpoena as well as any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company.

INDEMNIFICATIONS

          In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

          In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the SPS business. The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, which occurred on June 13, 2002, except that:

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

REGULATIONS

          The Company's business is subject to extensive federal and state regulations which govern, among other things:

          o Medicare, Medicaid, TRICARE (the Department of Defense's managed health care program for military personnel and their families) and other government-funded reimbursement programs;
          o reporting requirements, certification and licensing standards for certain home health agencies; and
          o    in some cases, certificate-of-need requirements.

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

          As part of the extensive federal and state regulation of the home health services business and under the Company's corporate integrity agreement, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt, or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs. Violation of the applicable federal and state health care regulations can result in excluding a health care provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

          On October 1, 2002, the reduction in home health payment limits mandated under the Balanced Budget Act of 1997 became effective. The change in payment limits reduced payments under the Medicare program to home health agencies for open episodes of care on or after October 1, 2002 by approximately 7 percent. Simultaneous with this reduction, market basket rate increases of 2.1 percent adjusted for certain wage indices were also implemented, resulting in an overall reduction in reimbursement rates of approximately 4.9 percent. In addition, Medicare reimbursement related to home health services performed in specifically defined rural areas of the country was further reduced as the ten percent rural add-on provision for home health services expired as of April 1, 2003. On October 1, 2003, a market basket rate increase of 3.3 percent became effective for open episodes of care as of or after that date. The market basket rate will be reduced 0.8 percent for open episodes of care on or after April 1, 2004. Furthermore, the Medicare reimbursement related to home health services performed in specifically defined rural areas of the country will increase by 5 percent for a one year period, effective April 1, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information regarding each of the Company's executive officers as of February 26, 2004:

                          EXECUTIVE             POSITION AND OFFICES
NAME                      OFFICER SINCE   AGE   WITH THE COMPANY
-----------------------   -------------   ---   ------------------------------------------
Ronald A. Malone          2000            49    Chief Executive Officer and Chairman of
                                                the Board

Vernon A. Perry, Jr.      1999            52    President and Chief Operating Officer

Robert Creamer            2002            45    Senior Vice President, Nursing Operations,
                                                and Chief Information Officer

Mary Morrisey Gabriel     2002            38    Senior Vice President, Sales

John R. Potapchuk         2001            51    Senior Vice President, Chief Financial
                                                Officer, Treasurer and Secretary

Christopher L. Anderson   2001            32    Vice President, Audit Services and Quality
                                                Assurance, and Chief Compliance Officer

Stephen B. Paige          2003            56    Vice President and General Counsel

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

ROBERT CREAMER

          Mr. Creamer has served as senior vice president, nursing operations, of the Company since September 2003 and as the Company's chief information officer since June 2002. From June 2002 to August 2003, he served as senior vice president, financial operations, of the Company. Prior thereto he served in various corporate financial management positions with the Company and Olsten Health Services, including vice president of finance-CareCentrix, vice president of financial operations and vice president of finance - Specialty Pharmaceutical Services. He first joined Olsten in 1991.

MARY MORRISEY GABRIEL

          Ms. Morrisey Gabriel has served as senior vice president, sales, of the Company since July 2002. From March 2000 to June 2002, Ms. Morrisey Gabriel served as senior vice president of National Accounts/North American Sales of Adecco, a staffing services company. From 1999 to March 2000, she served as Olsten's senior vice president of national accounts.

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

STEPHEN B. PAIGE

          Mr. Paige has served as vice president and general counsel of the Company since July 2003. From 1997 to 2002, he served as senior vice president, general counsel and secretary of General Semiconductor, Inc., a technology based company. Prior thereto, Mr. Paige served in senior legal positions with several large health care, food ingredient and consumer product companies.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          The Company's common stock is quoted on the Nasdaq National Market under the symbol "GTIV".

          The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2002 and 2003:

                         2002 (1)         HIGH      LOW
                         -------------------------------
                         1st Quarter     $25.39   $20.65
                         2nd Quarter      27.55     7.90
                         3rd Quarter       9.29     6.72
                         4th Quarter       8.86     7.10

                         2003             HIGH      LOW
                         -------------------------------
                         1st Quarter     $10.34   $ 8.10
                         2nd Quarter       9.69     7.44
                         3rd Quarter      11.94     8.75
                         4th Quarter      13.59    10.98

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

HOLDERS

          As of February 26, 2004, there were approximately 2,300 holders of record of the Company's common stock including participants in the Company's employee stock purchase plan, brokerage firms holding the Company's common stock in "street name" and other nominees.

DIVIDENDS

          Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock. Any future payments of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors, including any substantive change in tax treatment under the United States Tax Code. In addition, the Company's credit facility also contains restrictions on the Company's ability to declare and pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.   SELECTED FINANCIAL DATA

          The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 28, 2003. The data has been derived from the Company's audited consolidated financial statements. The historical consolidated financial information presents the Company's results of operations and financial position as if the Company were a separate entity from Olsten for all years presented.

          In addition, the operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations. Continuing operations includes the results of the home health services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges. In addition, for fiscal 2000 and 1999, continuing operations included the health care staffing services business and Canadian operations which were sold during the fourth quarter of fiscal 2000. Results of all prior periods have been reclassified to conform to this presentation.

          The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during all the years presented.

(in thousands, except per share amounts)                                         FISCAL YEAR ENDED
                                                         -----------------------------------------------------------------
                                                           2003          2002          2001          2000          1999
                                                         ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA
Net revenues                                             $ 814,029     $ 768,501     $ 729,577     $ 881,765 (8) $ 879,295 (8)
Gross profit                                               282,042       247,600 (2)   245,660       273,493 (4)   285,402
Selling, general and administrative expenses              (259,185)     (283,540)(2)  (266,322)(3)  (356,359)(4)  (342,755)(5)
Income (loss) from continuing operations                    56,766       (53,543)      (13,910)      (49,826)      (41,077)
Discontinued operations, net of tax (6)                          -       191,578        34,898       (54,374)(4)    25,991
Cumulative effect of accounting change, net of tax (7)           -      (187,068)            -             -             -
Net income (loss)                                           56,766(1)    (49,033)(2)    20,988 (3)  (104,200)(4)   (15,086)(5)

Diluted earnings per share:
   Income (loss) from continuing operations              $    2.07     $   (2.05)    $   (0.60)    $   (2.41)    $   (2.02)
   Discontinued operations, net of tax                           -          7.32          1.50         (2.64)         1.28
   Cumulative effect of accounting change, net of tax            -         (7.14)            -             -             -
   Net income (loss)                                          2.07         (1.87)         0.90         (5.05)        (0.74)
Weighted average shares outstanding - diluted               27,439        26,183        23,186        20,637        20,345 (9)

BALANCE SHEET DATA (AT END OF YEAR) (10)
Cash items and short-term investments (11)               $ 110,013     $ 101,241     $ 107,144     $     452     $   2,942
Working capital                                            136,297       104,339       417,949       348,684       438,536
Total assets                                               335,088       264,431       849,879       805,484     1,063,015
Long-term debt and other securities                              -             -             -        20,000        78,562
Shareholders' equity                                       177,179       113,048       621,707       566,149       705,291
Common shares outstanding                                   25,598        26,385        25,639        21,197        20,345 (9)

SPECIAL DIVIDEND PER COMMON SHARE:
   Cash                                                          -     $    7.76             -             -             -
   Value of Accredo common stock                                 -          9.99             -             -             -

     (1) Net income for fiscal 2003 reflects a tax benefit of $35.0 million associated with management's decision to reverse the valuation allowance for deferred tax assets. See Notes 12 and 14 to the Company's consolidated financial statements.

     (2) Net loss in fiscal 2002 reflects restructuring and other special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses. See Note 4 to the Company's consolidated financial statements.

     (3) Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of the GILE V. OLSTEN CORPORATION, ET AL. and the STATE OF INDIANA V. QUANTUM HEALTH RESOURCES, INC. AND OLSTEN HEALTH SERVICES, Inc. lawsuits and for various other legal costs. These special charges are included in selling, general and administrative expenses. See Note 4 to the Company's consolidated financial statements.

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

     (5) Net loss for fiscal 1999 reflects a restructuring charge of $15.2 million for the realignment of business units as part of a new restructuring plan. This charge is included in selling, general and administrative expenses.

     (6) For fiscal 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement, dated January 2, 2002, with the sale completed on June 13, 2002. As such, the Company has reflected discontinued operations, including the gain on sale, of $191.6 million during fiscal 2002. Results for all prior years have been reclassified to conform to this presentation. See Note 3 to the Company's consolidated financial statements.

     (7) For fiscal 2002, the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" and performed a transitional impairment test, resulting in a non-cash charge of $187.1 million. See
          Note 2 to the Company's consolidated financial statements.

     (8) Net revenues for fiscal 2000 and 1999 includes net revenues related to the home health services business of $736.5 million and $727.2 million, respectively.

     (9) Diluted earnings per share and the weighted average shares outstanding for fiscal year 1999 and common shares outstanding at fiscal year end 1999 have been computed based on 20,345,029 shares of common stock. Such amount is based on the number of shares of the Company's common stock issued on March 15, 2000, the date of the split-off. See Note 1 to the Company's consolidated financial statements.

     (10) Balance sheet data for fiscal year end 2001, 2000, and 1999 includes the assets of the SPS business, which was sold to Accredo on June 13, 2002.

     (11) Cash items and short-term investments includes restricted cash of $21.8 million at fiscal year end 2003 and $35.2 million at fiscal year end 2001.

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

OVERVIEW

          Gentiva is the nation's largest home health care company, based on the amount of revenues derived from the provision of skilled home nursing services to patients. The Company generates revenues and profits primarily by providing patients with direct home health care services, including specialty services and neuro-rehabilitation services; by delivering national, regional and local administrative services to managed care organizations and self-insured employers; and by providing home health care consulting services to independent and hospital-based home health agencies.

          Gentiva's direct home health services to patients include skilled nursing; physical, occupational, speech and neuro-rehabilitation therapy services; social work; nutrition; disease management education and help with daily living activities, as well as other therapies and services. The Company's specialty services involve physical therapist-led orthopedic rehabilitation services for patients who have had joint replacements or other major orthopedic surgery, as well as, commencing in 2003, therapies for patients with balance issues who are prone to injury or immobility as a result of falling. Gentiva is also piloting similar specialty programs for cardiopulmonary and wound care services that are expected to be launched during 2004. The Company's neuro-rehabilitation services, known as Rehab Without Walls(R), provide home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

          Gentiva's national, regional and local administrative services for managed care organizations and self-insured employers -- provided through its CareCentrix(R) business unit -- include central access, care coordination, utilization management, and claims processing. The Company is capable of coordinating a wide range of home care services, including traditional home nursing, chronic and acute infusion therapies, and durable medical and respiratory equipment to member patients of these managed care organizations.

          Consulting services to home health agencies are delivered primarily by the Company's Gentiva Business Services unit. These services include billing and collection activities, web-based caregiver training and credentialing, on-site agency support and consulting, operational support, and individualized strategies for reduction of days sales outstanding.

          The Company's services can be delivered across the United States 24 hours a day, 7 days a week. Direct home health services to patients are delivered through more than 350 owned and operated direct service delivery units in approximately 250 locations in 35 states. Administrative services for managed care organizations and self-insured employers are coordinated within four regional coordination centers. Home care services provided to member patients of these organizations are delivered through Company-owned and nearly 1,900 third-party credentialed provider locations covering the continental United States.

          Gentiva's revenues are generated primarily from three major payor sources: the U.S. Medicare program, Medicaid and other state and county programs, and commercial insurers. Revenue mix by major payor classifications are as follows:

                                          FISCAL YEAR
                                 ----------------------------
                                   2003      2002      2001
                                 --------  --------  --------
Medicare                            22%       21%       21%
Medicaid and Other Government       20        22        23
Commercial Insurance and Other      58        57        56
                                   ----      ----      ----
                                   100%      100%      100%
                                   ====      ====      ====

          The Medicare and Medicaid and related programs are subject to legislative and other risk factors that can result in fluctuating reimbursement rates for Gentiva's direct home health services to patients. The commercial insurance industry is continually seeking ways to control the cost of services to patients that it covers. One of the ways it seeks to control costs is to require greater efficiencies from its providers, including home health care companies.

          Despite these risks, Gentiva believes it can operate effectively in the current health care climate by increasing its volume of Medicare and commercial insurance business and implementing new business practices, technologies and other methods to make the Company an even more efficient provider of services. In fact, Gentiva has made a strategic decision to seek more business from the Medicare and commercial insurance payor groups. For example, in 2003, Gentiva's revenue from its Medicare and Commercial Insurance and Other payor categories increased 10.1 percent and 7.2 percent, respectively, from the prior year.

          Various states have addressed budget pressures by considering or implementing reductions in various health care programs, including reductions in rates or changes in patient eligibility requirements. In addition, the Company has also decided to taper participation in certain Medicaid and other state and county programs. As a result, Gentiva's 2003 revenue from this payor category declined 1.3 percent from the prior year.

          Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home health care industry populated by approximately 12,000 providers of varying size and resources. Second, the cost of a home health care visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The U.S. Centers for Medicare and Medicaid Services projects that national home health and durable medical equipment spending will rise from $62.5 billion in 2004 to $103.7 billion by 2012. The U.S. Census Bureau has estimated that the age 65 and older population will increase more than 50 percent between 2000 and 2020.

          The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: generate balanced growth by focusing on Medicare and Commercial Insurance business; continue to develop and expand specialty services for incremental revenue growth; focus on caregiver recruitment, retention and productivity; and launch technology initiatives that make Gentiva more efficient and profitable. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

          Results from these strategies and initiatives began to appear in the Company's 2003 performance. Gentiva reported 2003 net revenue of $814.0 million, representing a $45.5 million or 5.9 percent increase from the $768.5 million reported in fiscal year 2002. The increase was due primarily to a rise in the volume of Medicare and commercial insurance business mentioned above. Net income for fiscal 2003 was $56.8 million, or $2.07 per diluted share, which included a tax benefit of $1.28 per diluted share related to the reversal of a tax valuation allowance discussed later in this annual report. This compares to a loss of $49.0 million, or $1.87 per diluted share, including restructuring and special charges, for the corresponding period of 2002.

          During 2003, Gentiva reported positive cash flow from operating activities of $30.7 million and increased its balance of cash items, restricted cash and short-term investments at the end of the year to approximately $110 million, compared to approximately $101 million at the end of 2002. The Company has previously stated that it would evaluate using its cash primarily for the following purposes: investments contributing to revenue growth, efficiency and profitability; selective acquisitions; share repurchases; and the possible future payment of dividends to shareholders. In 2003, Gentiva repurchased a total of over 1.4 million shares at an average cost of $10.03 per share, for a total expenditure of over $14.4 million.

          Management intends the discussion of the Company's financial condition and results of operations that follows to provide information that will assist in understanding the Company's financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

          The historical results sections in "Results of Operations" below present a discussion of the Company's consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States (GAAP) for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001.

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

YEAR ENDED DECEMBER 28, 2003 COMPARED TO YEAR ENDED DECEMBER 29, 2002

RESULTS OF OPERATIONS

REVENUES

          Net revenues increased by $45 million or 5.9 percent to $814 million during fiscal 2003 as compared to $769 million during fiscal 2002. For fiscal year 2003, as compared to fiscal year 2002, net revenues from Medicare increased by $16.4 million or 10.1 percent to $178.7 million. Commercial Insurance and Other payors net revenues increased by $31.4 million or 7.2 percent to $470.2 million and Medicaid and Other Government payors net revenues decreased $2.3 million or 1.3 percent to $165.2 million.

          Medicare revenue growth for fiscal 2003, as compared to fiscal 2002, was primarily fueled by increases in episodes serviced of 8.7 percent. In addition, Medicare revenue was positively impacted by (i) $1.6 million due to a
3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003 and (ii) $2.5 million due to the absence of a revenue adjustment recorded in fiscal 2002 relating to partial episode payments ("PEPs") as well as various clinical and operational process changes implemented in late 2003. In comparing the fiscal year 2003 and 2002 periods, Medicare revenues were negatively impacted by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $6.0 million for fiscal 2003), which became effective for Medicare patients beginning in October 2002, and by the elimination of the rural add-on provision ($1.4 million for fiscal 2003) for home health services, which became effective April 1, 2003.

          Revenue growth from Commercial Insurance and Other payors was driven by a combination of pricing and volume increases from existing customers and new contracts that were signed during the past year. Of the 7.2 percent increase in net revenues for fiscal 2003, new contracts from Commercial Insurance and Other payors accounted for 3.3 percent.

          Medicaid and Other Government revenues decreased for fiscal year 2003 due to revenue reductions related to more restrictive eligibility requirements in some states and lower reimbursement rates in certain other states. In addition, for fiscal 2003, revenues were negatively impacted by the Company's decision to reduce or terminate its participation in certain low-margin, hourly Medicaid and state and county programs. Revenues relating to these hourly Medicaid and state and county programs decreased $8.5 million as compared to fiscal year 2002. These decreases were offset somewhat by increases in the intermittent care Medicaid business in selected states.

GROSS PROFIT

          Gross profit was approximately $282 million for fiscal year 2003 compared to $248 million for fiscal year 2002. As a percentage of net revenues, gross profit margins increased from 32.2 percent for fiscal year 2002 to 34.6 percent for fiscal year 2003.

          Gross profit margins for fiscal 2003 as compared to fiscal 2002, were positively impacted by an increase in Medicare episodes serviced and improvements in utilization in both the commercial insurance business and Medicare (1.6 percent), reductions in insurance costs (0.5 percent), the Medicare market basket rate increase of 3.3 percent that became effective for patients on service on or after October 1, 2003 (0.2 percent) and the absence of both a $2.5 million revenue adjustment related to PEPs (0.3 percent) and the $6.3 million special charge associated with insurance costs that were recorded in fiscal 2002 (0.8 percent). These increases were partially offset by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $6.0 million or 0.8 percent), which became effective for Medicare patients beginning October 2002, and the elimination of the rural add-on provision ($1.4 million or 0.2 percent) for home health services which became effective April 1, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          For fiscal year 2003, selling, general and administrative expenses, including depreciation and amortization, decreased $24 million or 8.6 percent to $259 million compared to $283 million for the corresponding period in fiscal 2002. This decrease is related to restructuring and special charges of $46.1 million, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2002. See Note 4 to the consolidated financial statements for further discussion of the restructuring and special charges. Excluding these special charges, selling, general and administrative expenses, including depreciation and amortization, increased $15.4 million for fiscal year 2003.

          This increase for fiscal 2003 related to increases in sales and field administrative expenses due to headcount additions, investments in technology initiatives and costs relating to training in connection with the implementation of provisions of the Healthcare Insurance Portability and Accountability Act of 1996 ("HIPAA") and a new software based scheduling system. These increases were partially offset by reductions in corporate administrative expenses resulting from restructuring efforts following the sale of the SPS business in the second quarter of fiscal year 2002. During fiscal 2003, headcount of personnel dedicated to sales and clinical care coordination efforts increased by approximately 19 percent while headcount relating to field and administrative personnel increased by less than 2 percent.

          Restructuring and special charges for fiscal year 2002 are summarized and further described below (in thousands):

                                                     FISCAL YEAR ENDED
                                                     DECEMBER 29, 2002
                                                     -----------------
          Restructuring charges:
              Business realignment activities             $  6,813
                                                          --------

          Special charges:
              Option tender offer                           21,388
              Settlement costs                               7,731
              Insurance costs                                6,300
              Asset writedowns and other                     3,824
                                                          --------
                 Total special charges                      39,243
                                                          --------

          Total restructuring and special charges         $ 46,056
                                                          ========

     FISCAL 2002

          BUSINESS REALIGNMENT ACTIVITIES

          The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000. These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002 During fiscal year 2002, the Company paid $2.1 million in restructuring costs, leaving approximately $4.7 million of these restructuring charges unpaid, representing severance costs of $0.2 million which were to be paid during 2003 and lease and other associated costs of $4.5 million which will be paid over the remaining lease terms. During fiscal year 2003, the Company paid $2.4 million in restructuring costs, leaving approximately $2.3 million of these restructuring charges unpaid, representing lease and other associated costs which will be paid over the remaining lease terms.

          OPTION TENDER OFFER

          During the second quarter ended June 30, 2002, the Company effected a cash tender offer for all outstanding options to purchase its common stock for an aggregate option purchase price not to exceed $25 million. In connection with this tender offer, the Company recorded a charge of $21.4 million during the second quarter of fiscal 2002, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2002.

          SETTLEMENT COSTS

          The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the FREDRICKSON V. OLSTEN HEALTH SERVICES CORP. AND OLSTEN CORPORATION lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9 to the consolidated financial statements). These costs are reflected in selling, general and administrative costs in the accompanying consolidated statement of operations for fiscal year 2002.

          INSURANCE COSTS

          The Company recorded a special charge of $6.3 million in the second quarter of fiscal 2002 related primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves. This special charge is reflected in cost of services sold in the accompanying consolidated statement of operations for fiscal year 2002.

          ASSET WRITEDOWNS AND OTHER

          The Company recorded charges of $3.8 million in the second quarter of fiscal 2002, consisting primarily of a write-down of inventory and other assets associated with home medical equipment used in the Company's nursing operations, and a write-off of deferred debt issuance costs associated with the terminated credit facility. The charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2002.

INTEREST INCOME, NET

          Net interest income was approximately $0.4 million for fiscal year 2003 and $0.8 million for fiscal year 2002. Net interest income represented interest income of approximately $1.5 million for fiscal 2003 and $2.4 million for fiscal 2002, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

          Interest income declined in fiscal 2003 as compared to fiscal 2002 due to a decline in interest rates on cash, cash equivalents and restricted cash and, to a lesser extent, a decrease in average cash balances during the year. Interest expense declined in the fiscal 2003 periods due to reductions in the average outstanding letters of credit, as well as reductions in fees associated with the unused portion of the credit facility.

INCOME TAXES

          The Company recorded an income tax benefit of $33.5 million in fiscal 2003 compared to an income tax expense of $18.4 million in fiscal 2002.

          A federal and state tax benefit was recorded in fiscal 2002, relative to the loss from continuing operations, offset by a $26.8 million provision associated with the adoption of SFAS No. 142, as discussed in Note 2 to the consolidated financial statements, and an adjustment of $5.4 million for tax audit adjustments. As of December 29, 2002, the Company had federal net operating loss and tax credit carryforwards of $15 million and maintained a full valuation allowance against its net deferred tax assets of $63.9 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. Based on management`s belief that it is more likely than not that all of the Company's net deferred tax assets will be realized due to the Company's achieved earnings trends and outlook, the remaining valuation allowance for net deferred tax assets was reversed resulting in a tax benefit of $35.0 million recorded in the statement of operations and an additional credit of $19.5 million relating to the tax benefits associated with stock compensation was recorded directly to shareholders' equity. At December 28, 2003, current net deferred tax assets were $26.5 million and non-current net deferred tax assets were $28.0 million. At December 28, 2003, the Company had federal net operating loss and tax credit carryforwards of $11.8 million. See
Note 12 to the Company's consolidated financial statements.

NET INCOME (LOSS)

          The Company recorded net income of $56.8 million or $2.07 per diluted share in fiscal 2003 compared to a net loss of $49.0 million or ($1.87) per diluted share in fiscal 2002.

          The net loss for fiscal 2002 included a net loss from continuing operations of $53.5 million or ($2.05) per diluted share, which included $46.1 million of restructuring and special charges, income from discontinued operations of $191.6 million or $7.32 per diluted share and a net charge of $187.1 million or ($7.14) per diluted share relating to the cumulative effect of accounting change for goodwill.

YEAR ENDED DECEMBER 29, 2002 COMPARED TO YEAR ENDED DECEMBER 30, 2001

RESULTS OF OPERATIONS

REVENUES

          Net revenues increased by $39 million or 5.3 percent to $769 million during fiscal 2002 as compared to $730 million during fiscal 2001. This increase was driven by a combination of increased rates to Commercial Insurance and Other and certain Medicaid and Other Government payors, increased volume in nursing patient admissions and an increase in the number of Preferred Provider Organization enrollees served by the Company's CareCentrix unit, partially offset by a 4.9 percent net reduction in Medicare reimbursement rates, which became effective in October 2002.

          For fiscal year 2002, as compared to fiscal year 2001, net revenues from Medicare increased by $9.7 million or 6.3 percent to $162.3 million. Commercial Insurance and Other payors net revenues increased by $30 million or
7.3 percent to $438.8 million and Medicaid and Other Government payors net revenues decreased $0.7 million or 0.4 percent to $167.4 million.

GROSS PROFIT

          Gross profit was approximately $248 million for fiscal year 2002 compared to $246 million for fiscal year 2001. As a percentage of net revenues, gross profit margins decreased from 33.7 percent for fiscal year 2001 to 32.2 percent for fiscal year 2002.

          The decrease in margin was primarily related to a $6.3 million special charge relating principally to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability insurance reserves (see Note 4 to the consolidated financial statements). This special charge had a negative impact on gross profit margins of 0.8 percent. In addition to the special charge, the Company also recorded a revenue adjustment of $2.5 million, which had a 0.3 percent negative impact on margins, related to a change in the estimated amount of the repayment to Medicare for partial episode payments ("PEPs") from the inception of the Prospective Payment System of reimbursement ("PPS") in October 2000 through June 30, 2002. The 4.9 percent net reduction in Medicare reimbursement rates, which became effective in October 2002, had a negative impact of approximately $2.0 million, or 0.3 percent, on gross profit margins for fiscal year 2002. The remaining net decrease in gross margin percentage was attributable to various other factors, including training costs associated with orientation of additional full-time caregivers, increased insurance costs and changes in business mix due to growth in the CareCentrix business, which generates a lower gross margin but also requires lower administrative costs to service the business, offset by increased rates to Commercial Insurance and Other and certain Medicaid and Other Government payors.

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

     FISCAL 2002

          For a further discussion on restructuring and special charges for the fiscal year ended December 29, 2002, see management's discussion above on "Selling, General and Administrative Expenses" and "Fiscal 2002," under "Results of Operations" for the "Year Ended December 28, 2003 Compared to Year Ended December 29, 2002."

     FISCAL 2001

          SETTLEMENT COSTS

          The Company recorded special charges of approximately $3.0 million during fiscal 2001 in connection with the settlement of the GILE V. OLSTEN CORPORATION, ET AL., and the STATE OF INDIANA V. QUANTUM HEALTH RESOURCES, INC. AND OLSTEN HEALTH SERVICES, INC. lawsuits and for various other legal costs. These legal matters are further discussed in Note 9 to the consolidated financial statements. These special charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2001.

INTEREST EXPENSE, NET

          Net interest income (expense) was approximately $0.8 million and ($0.1) million in fiscal 2002 and 2001, respectively. Net interest income for fiscal 2002 primarily represented interest earned on investments of $2.4 million offset by fees relating to the revolving credit facility and outstanding letters of credit. Net interest expense for fiscal 2001 primarily represented fees relating to the revolving credit facility and outstanding letters of credit and, for the first half of fiscal 2001, the 10 percent convertible preferred trust securities, which were redeemed in the third quarter of fiscal 2001, offset by interest income of approximately $2.8 million.

INCOME TAXES

          Income tax expense was $18.4 million in fiscal 2002 compared to an income tax benefit of $6.8 million in fiscal 2001. A federal and state tax benefit was recorded in fiscal 2002, relative to the loss from continuing operations, offset by a $26.8 million provision associated with the adoption of SFAS No. 142, as discussed in Note 2 to the consolidated financial statements, and an adjustment of $5.4 million for tax audit adjustments. The Company had a federal net operating loss carryforward at December 30, 2001 of $89.7 million that was used in part to offset the gain from the sale of the SPS division. As of December 29, 2002, the Company had a federal net operating loss carryforward of $15 million. Net deferred tax assets were $63.9 million at December 29, 2002 and $27 million at December 30, 2001. The increase in deferred tax assets relates primarily to the adoption of SFAS 142 offset by utilization of a portion of the federal net operating loss during 2002. At December 29, 2002, the Company had maintained a full valuation allowance against its net deferred tax asset. Realization of the deferred tax asset is dependent on generating sufficient taxable income. See Note 12 to the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

          LIQUIDITY

          The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements. Net cash provided by operating activities increased $12.2 million to $30.7 million in fiscal 2003. This cash was used to fund capital expenditures of $8.8 million and repurchase shares of common stock of $14.4 million during fiscal 2003.

          Days Sales Outstanding ("DSO") for the home health services business remained flat at 59 days at December 28, 2003 as compared to December 29, 2002. Working capital at December 28, 2003 was $136 million, an increase of $32 million as compared to $104 million at December 29, 2002, primarily due to:

          o a $9 million increase in cash and cash equivalents, restricted cash and short-term investments;

          o    a $8 million increase in accounts receivable;

          o a $26 million increase in deferred tax assets relating to the Company's reversal of the deferred tax asset valuation allowance as further described in Note 12 to the Company's consolidated financial statements;

          o    a $3 million decrease in prepaid expenses and other assets; and

          o a $7 million increase in current liabilities, primarily driven by increases in other accrued expenses ($7 million), cost of claims incurred but not reported ($1 million), and Medicare liabilities ($1 million), partially offset by a decrease in accounts payable ($1 million) and obligations under insurance programs ($1 million).

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

          The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2003, 2002 and 2001, Cigna accounted for approximately 36 percent, 38 percent and 36 percent, respectively, of the Company's total net revenues. The Company has extended its relationship with Cigna by entering into a new national home health care contract, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, Cigna has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

          The Company's credit facility, which was entered into on June 13, 2002, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 months EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

          At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreases by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreases to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003 and continued to meet this requirement as of December 28, 2003.

          Total outstanding letters of credit were $20.8 million as of December 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of December 28, 2003, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $34 million.

          The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million, and to allow for the disposition of certain assets.

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

          The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of December 28, 2003, the Company was in compliance with these covenants.

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

          The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated restricted cash balances.

          Additional items that could impact the Company's liquidity are discussed under "Risk Factors" in Item 1 of this annual report on Form 10-K.

          CAPITAL EXPENDITURES

          The Company's capital expenditures from continuing operations for the fiscal years 2003, 2002 and 2001 were $8.8 million, $4.1 million and $3.9 million, respectively. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure. In this regard, management expects that capital expenditures will range between $12 million and $13.5 million for fiscal 2004. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

          CASH RESOURCES AND OBLIGATIONS

          The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $110.0 million as of December 28, 2003. The restricted cash relates to cash funds of $21.8 million that have been segregated in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

          The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through June 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

          On May 16, 2003, the Company announced that its Board of Directors had authorized the Company to repurchase and to formally retire up to 1,000,000 shares of its outstanding common stock. The repurchases were to occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of July 23, 2003, the Company had repurchased all 1,000,000 shares of its common stock at an average cost of $9.08 per share and at a total cost of approximately $9.1 million. On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of December 28, 2003, the Company had repurchased 438,464 shares at an average cost of $12.18 per share and a total cost of approximately $5.3 million. For the period from December 29, 2003 through February 26, 2004, the Company purchased 199,147 shares at an average cost of $12.77 per share and a total cost of approximately $2.5 million.

          CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

          At December 28, 2003, the Company had no long-term debt and no significant capital lease obligations. Future minimum rental commitments for all non-cancelable leases and purchase obligations at December 28, 2003, are as follows (in thousands):

                                                          PAYMENT DUE BY PERIOD
                                        ---------------------------------------------------------
                                                   LESS THAN                            MORE THAN
          CONTRACTUAL OBLIGATIONS        TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     5 YEARS
          -----------------------       --------   ---------   ---------   ---------    ---------
          Long-term debt obligations    $      -   $      -    $       -   $       -    $      -
          Capital lease obligations            -          -            -           -           -
          Operating lease obligations     55,135     18,936       24,725       8,652       2,822
          Purchase obligations             1,076      1,076            -           -           -
                                        --------   --------    ---------   ---------    --------
             Total                      $ 56,211   $ 20,012    $  24,725   $   8,652    $  2,822
                                        ========   ========    =========   =========    ========

          The Company had total letters of credit outstanding under its credit facility of approximately $27.6 million at December 29, 2002 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed in the "Liquidity and Capital Resources" section under the section "Cash Resources and Obligations".

          The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

          Management expects that the Company's working capital needs for fiscal 2004 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash would require the approval of the Company's Board of Directors and may require the approval of its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

LITIGATION AND GOVERNMENT MATTERS

          The Company is a party to certain legal actions and government investigations. See Item 3. "Legal Proceedings" and Note 9 to the Company's consolidated financial statements.

SETTLEMENT ISSUES

          PRRB APPEAL

          As further described in the Critical Accounting Policies below, the Company's annual cost reports, which were filed with the CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

          In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement ("NPRs") and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 will be reopened after the process for the 1997 cost reports is completed.

          On February 17, 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year approximated $9 million. As of February 27, 2004, the majority of the funds relating to this adjustment had been remitted to the Company; the settlement amount will be recorded as net revenues during the first quarter of fiscal 2004.

          Although the Company believes that it could recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1997, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. This is not expected to occur until the second half of fiscal 2004 or fiscal 2005. However, in view of changes in reimbursement and the Company's operations in periods subsequent to 1997, it is likely that future recoveries relating to any cost report year from 1998 to 2000 will be significantly less than the 1997 settlement.

STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of Financial Accounting Standards Board ("FASB") Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

          The Company has several stock ownership and compensation plans, which are described more fully in Note 11 to the consolidated financial statements. The following table presents net income (loss) and basic and diluted earnings
(loss) per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                                                     FISCAL YEAR ENDED
                                                                 ---------------------------------------------------------
                                                                 DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                                 -----------------   -----------------   -----------------
Net income (loss) - as reported                                      $ 56,766            $ (49,033)           $ 20,988
Add:    Stock-based employee compensation
        expense included in reported net income, net of tax                 -               13,160                   -
Deduct: Total stock-based compensation expense
        determined under fair value based method for
        all awards, net of tax                                         (1,575)              (5,022)             (3,002)
                                                                     --------            ---------            --------
Net income (loss) - pro forma                                        $ 55,191            $ (40,895)           $ 17,986
                                                                     ========            =========            ========

Basic income (loss) per share - as reported                          $   2.16            $   (1.87)           $   0.90
Basic income (loss) per share - pro forma                            $   2.10            $   (1.56)           $   0.78

Diluted income (loss) per share - as reported                        $   2.07            $   (1.87)           $   0.90
Diluted income (loss) per share - pro forma                          $   2.01            $   (1.56)           $   0.78

GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142")

          In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The Company adopted SFAS 142 as of the beginning of fiscal 2002. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted.

          Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $187.1 million, net of a deferred tax benefit of $30.2 million, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. The deferred tax benefit was recorded by eliminating a deferred tax liability of $26.8 million and recording a deferred tax asset of approximately $39 million, offset by an increase in the tax valuation allowance by the same amount. During fiscal 2002, the Company also recorded a tax benefit of approximately $3.4 million relating to tax deductible goodwill. See Note 12 to the consolidated financial statements.

          For fiscal year 2001, intangibles, principally goodwill, associated with acquired businesses were being amortized on a straight-line basis over periods ranging from 10 to 40 years in accordance with APB Opinion No. 17, "Intangible Assets" based on a fair value methodology.

          The table below presents a reconciliation of reported net income to adjusted net income as if SFAS 142 was adopted as of January 1, 2001 (in thousands, except per share amounts).

                                                  FOR THE FISCAL YEAR ENDED
                                                      DECEMBER 30, 2001
                                               -------------------------------
                                                            EARNINGS PER SHARE
                                               NET INCOME   BASIC AND DILUTED
                                               ----------   ------------------
Reported net income                             $ 20,988         $  0.90
Add back:  Goodwill amortization, net of tax      10,023            0.43
                                                --------         -------
Adjusted net income                             $ 31,011         $  1.33
                                                ========         =======

          The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill as of December 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 will apply to variable interest entities as of March 31, 2004 for the Company. Also, certain disclosure requirements apply to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

IMPACT OF INFLATION

          The Company does not believe that inflation has had a material impact on its results of operations during the past three fiscal years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported, obligations under workers compensation, professional liability and employee health and welfare insurance programs and Medicare settlement issues. A description of the critical accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

          REVENUE RECOGNITION

          Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

          Under capitated arrangements with certain managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the services provided. Net revenues generated under capitated agreements were approximately 16 percent, 16 percent, and 15 percent of total net revenues for fiscal 2003, 2002, 2001, respectively.

          Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $5.2 million and $4.4 million relating to the Medicare PPS program was included in other Medicare liabilities in the consolidated balance sheets as of December 28, 2003 and December 29, 2002, respectively.

          Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments which are determined by Company management based on historical trends. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

          COLLECTIBILITY OF ACCOUNTS RECEIVABLE

          The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses in the consolidated statements of operations. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection, reimbursement experience and billing functions.

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

          The estimate of cost of claims incurred but not reported involves significant assumptions and judgments which relate to and may vary depending on the services authorized at each of the Company's regional coordination centers, historical patterns of service utilization and payment trends. These assumptions and judgments are evaluated on a quarterly basis and changes in estimated liabilities for costs of claims incurred but not reported are determined based on such evaluation.

          OBLIGATIONS UNDER INSURANCE PROGRAMS

          The Company is obligated for certain costs under various insurance programs, including workers compensation and professional liability and employee health and welfare.

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

          For the fiscal year ended December 29, 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves. Management believes that, as a result of this refinement, sufficient data exists to allow the Company to more heavily rely on its own home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves. Previously the Company utilized insurance industry actuarial information, as well as the Company's historical claims experience in developing reserve estimates.

          The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated restricted cash balances. During the fiscal year 2003, the Company segregated $21.8 million of cash funds in a trust account to replace certain letters of credit and surety bonds. Interest on the funds in the trust account accrues to the Company.

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

          MEDICARE SETTLEMENT ISSUES

          Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare and Medicaid Services ("CMS") and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits could result in adjustments to the consolidated financial statements that exceed established reserves.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company had no interest rate exposure on fixed rate debt or other market risk at December 28, 2003.

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

ITEM 9A.  CONTROLS AND PROCEDURES

          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

          CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

          As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this item regarding the directors of the Company is incorporated herein by reference to information under the captions "Proposal 1 Election of Directors" and "Board of Directors and Committees" to be contained in the Company's Proxy Statement to be filed with the SEC with regard to the Company's 2004 Annual Meeting of Shareholders ("2004 Proxy Statement"). See also the information regarding executive officers of the Company at the end of PART I hereof.

          Certain other information required by this item is incorporated herein by reference to information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Company's 2004 Proxy Statement.

          The Company has adopted a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to the Company's Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or Controller. A copy of the Code of Ethics is posted on its Internet website www.gentiva.com under the "Investor Relations" section. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver on its website.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions "Executive Compensation" and "Board of Directors and Committees," respectively, to be contained in the Company's 2004 Proxy Statement.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information required by this item regarding the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Company's 2004 Proxy Statement.

          Certain other information required by this item regarding securities authorized for issuance under the Company's equity compensation plans is incorporated herein by reference to information under the caption "Equity Compensation Plan Information" to be contained in the Company's 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no such relationships or transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information regarding principal accountant fees and services is incorporated herein by reference to information under the caption "Proposal 2 Appointment of Independent Public Accountants" to be contained in the Company's 2004 Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                                                                           PAGE NO.
                                                                                                           --------
     o    Report of Independent Auditors.................................................................     F-2

     o    Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002......................     F-3

     o    Consolidated Statements of Operations for the three years ended December 28, 2003..............     F-4

     o    Consolidated Statements of Changes in Shareholders' Equity for the three years ended
          December 28, 2003..............................................................................     F-5

     o    Consolidated Statements of Cash Flows for the three years ended December 28, 2003..............     F-6

     o    Notes to Consolidated Financial Statements.....................................................     F-7

(a)(2) FINANCIAL STATEMENT SCHEDULE

     o    Schedule II - Valuation and Qualifying Accounts for the three years ended December 28, 2003....     F-27

(a)(3) EXHIBITS

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

4.1       Specimen of common stock(4)

4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock(1)

4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(3)

10.1 Separation Agreement dated August 17, 1999 among Olsten Corporation, Aaronco Corp. and Adecco SA(1)

10.2 Omnibus Amendment No. 1 dated October 7, 1999 by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp.(1)

10.3 Omnibus Amendment No. 2 dated January 18, 2000 by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (1)

10.4 Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent(3)

10.5      Company's Executive Officers Bonus Plan(1)*

10.6      Company's 1999 Stock Incentive Plan(5)*

10.7 Company's Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of April 1, 2000 (5)*

10.8 Company's Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004+*

10.9      Company's Employee Stock Purchase Plan (1)*

10.10 Company's Nonqualified Retirement and Savings Plan and First, Second, Third and Fourth Amendments thereto+*

10.11     Form of Change in Control Agreement with Executive Officers of
          Company(2) *

10.12     Form of Severance Agreement with Executive Officers of Company (2)*

10.13     Employment Agreement with Ronald A. Malone (6)*

10.14     Change in Control Agreement with Ronald A. Malone (2)*

10.15 Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent, on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (7)

10.16 First Amendment and Consent Agreement dated August 7, 2003 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (8)

10.17 Second Amendment dated November 26, 2003 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein+

10.18 Third Amendment and Joinder dated February 25, 2004 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services., Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein.+

10.19 Asset Purchase Agreement dated as of January 2, 2002 by and between Accredo Health, Incorporated, the Company and the Sellers named therein (9)

10.20 National Home Care Provider Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. dated January 1, 1996, as amended (10) (confidential treatment requested as to portions of this document)

10.21 Amendment dated January 1, 2003 to National Home Care Provider Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. dated January 1, 1996, as amended (6) (confidential treatment requested as to portions of this document)

10.22 Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 +(confidential treatment requested as to portions of this document)

10.23 Consulting Agreement dated as of July 1, 2002 between Gail R. Wilensky and Gentiva Health Services (USA), Inc. (11)*

10.24 Amendment dated August 7, 2003 to Consulting Agreement dated as of July 1, 2002 between Gail R. Wilensky and Gentiva Health Services
          (USA), Inc. (8)*

21.       List of Subsidiaries of Company +

23.       Consent of PricewaterhouseCoopers LLP, independent accountants +

31.1 Certification of Chief Executive Officer dated March 1, 2004 pursuant to Rule 13a-14(a)+

31.2 Certification of Chief Financial Officer dated March 1, 2004 pursuant to Rule 13a-14(a)+

32.1 Certification of Chief Executive Officer dated March 1, 2004 pursuant to 18 U.S.C. Section 1350+

32.2 Certification of Chief Financial Officer dated March 1, 2004 pursuant to 18 U.S.C. Section 1350+

----------

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

(6) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 29, 2002.

(7) Incorporated herein by reference to Form 8-K of Company dated June 13, 2002 and filed June 21, 2002.

(8) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 28, 2003.

(9) Incorporated herein by reference to definitive Proxy Statement of Company dated May 10, 2002.

(10) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 29, 2002.

(11) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended March 30, 2003.

*         Management contract or compensatory plan or arrangement

+         Filed herewith

(b)       REPORTS ON FORM 8-K

          On October 30, 2003, the Company furnished a report on Form 8-K (i) furnishing in Item 7 as an exhibit a press release covering the Company's 2003 third quarter consolidated earnings and (ii) reporting in Item 12 the issuance of the Company's press release on the subject of its 2003 third quarter consolidated earnings.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GENTIVA HEALTH SERVICES, INC.

Date:  March 1, 2004           By: /s/ RONALD A. MALONE
                                   --------------------
                                   Ronald A. Malone
                                   Chief Executive Officer and Chairman of the
                                   Board

          Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 1, 2004           By: /s/ RONALD A. MALONE
                                   --------------------
                                   Ronald A. Malone
                                   Chief Executive Officer and Chairman of the
                                   Board and Director (Principal Executive
                                   Officer)

Date:  March 1, 2004           By: /s/ JOHN R. POTAPCHUK
                                   ---------------------
                                   John R. Potapchuk
                                   Senior Vice President, Chief Financial
                                   Officer, Treasurer and Secretary (Principal
                                   Financial and Accounting Officer)

Date:  March 1, 2004           By: /s/ EDWARD A. BLECHSCHMIDT
                                   --------------------------
                                   Edward A. Blechschmidt
                                   Director

Date:  March 1, 2004           By: /s/ VICTOR F. GANZI
                                   -------------------
                                   Victor F. Ganzi
                                   Director

Date:  March 1, 2004           By: /s/ STUART R. LEVINE
                                   --------------------
                                   Stuart R. Levine
                                   Director

Date:  March 1, 2004           By: /s/ MARY O'NEIL MUNDINGER
                                   -------------------------
                                   Mary O'Neil Mundinger
                                   Director

Date:  March 1, 2004           By: /s/ STUART OLSTEN
                                   -----------------
                                   Stuart Olsten
                                   Director

Date:  March 1, 2004           By: /s/ RAYMOND S. TROUBH
                                   ---------------------
                                   Raymond S. Troubh
                                   Director

Date:  March 1, 2004           By: /s/ JOSH S. WESTON
                                   ------------------
                                   Josh S. Weston
                                   Director

Date:  March 1, 2004           By: /s/ GAIL R. WILENSKY
                                   --------------------
                                   Gail R. Wilensky
                                   Director

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                         --------
Report of Independent Auditors.......................................................................      F-2

Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002............................      F-3

Consolidated Statements of Operations for the three years ended December 28, 2003....................      F-4

Consolidated Statements of Changes in Shareholders' Equity for the three years ended
   December 28, 2003.................................................................................      F-5

Consolidated Statements of Cash Flows for the three years ended December 28, 2003....................      F-6

Notes to Consolidated Financial Statements...........................................................      F-7

Schedule II - Valuation and Qualifying Accounts for the three years ended December 28, 2003..........      F-27

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and Subsidiaries (the "Company") at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which changed the method of accounting for goodwill and other intangible assets effective December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 6, 2004, except for Note 9, as to which the date is February 27, 2004

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           DECEMBER 28, 2003   DECEMBER 29, 2002
                                                           -----------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  78,263           $ 101,241
    Restricted cash                                               21,750                   -
    Short-term investments                                        10,000                   -
    Receivables, less allowance for doubtful accounts of
      $7,936 and $9,032 in 2003 and 2002, respectively           132,998             125,078
    Deferred tax assets                                           26,464                 752
    Prepaid expenses and other current assets                      6,524               9,782
                                                               ---------           ---------
        Total current assets                                     275,999             236,853

Fixed assets, net                                                 15,135              13,025
Deferred tax assets, net                                          28,025                   -
Other assets                                                      15,929              14,553
                                                               ---------           ---------
        Total assets                                           $ 335,088           $ 264,431
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  16,079           $  16,865
    Payroll and related taxes                                     12,932              12,377
    Medicare liabilities                                          12,736              11,880
    Cost of claims incurred but not reported                      28,525              27,899
    Obligations under insurance programs                          37,200              37,829
    Other accrued expenses                                        32,230              25,664
                                                               ---------           ---------
        Total current liabilities                                139,702             132,514

Other liabilities                                                 18,207              18,869

Shareholders' equity:
    Common stock, $.10 par value; authorized 100,000,000
      shares; issued and outstanding 25,598,301 and
      26,385,210 shares, in 2003 and 2002, respectively            2,560               2,639
    Additional paid-in capital                                   270,468             263,024
    Accumulated deficit                                          (95,849)           (152,615)
                                                               ---------           ---------
        Total shareholders' equity                               177,179             113,048
                                                               ---------           ---------
        Total liabilities and shareholders' equity             $ 335,088           $ 264,431
                                                               =========           =========

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE FISCAL YEAR ENDED
                                                           ---------------------------------------------------------
                                                           DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                           -----------------   -----------------   -----------------
Net revenues                                                  $  814,029          $  768,501          $  729,577
Cost of services sold                                            531,987             520,901             483,917
                                                              ----------          ----------          ----------
    Gross profit                                                 282,042             247,600             245,660
Selling, general and administrative expenses                    (252,334)           (276,355)           (247,581)
Depreciation and amortization                                     (6,851)             (7,185)            (18,741)
                                                              ----------          ----------          ----------
    Operating income (loss)                                       22,857             (35,940)            (20,662)
Interest income (expense), net                                       441                 834                 (63)
                                                              ----------          ----------          ----------
    Income (loss) before income taxes from continuing
      operations                                                  23,298             (35,106)            (20,725)
Income tax benefit (expense)                                      33,468             (18,437)              6,815
                                                              ----------          ----------          ----------
    Income (loss) from continuing operations                      56,766             (53,543)            (13,910)
Discontinued operations, net of tax                                    -             191,578              34,898
                                                              ----------          ----------          ----------
    Income before cumulative effect of accounting change          56,766             138,035              20,988
Cumulative effect of accounting change, net of tax                     -            (187,068)                  -
                                                              ----------          ----------          ----------
    Net income (loss)                                         $   56,766          $  (49,033)         $   20,988
                                                              ==========          ==========          ==========

Basic earnings per share:
    Income (loss) from continuing operations                  $     2.16          $    (2.05)         $    (0.60)
    Discontinued operations, net of tax                                -                7.32                1.50
    Cumulative effect of accounting change, net of tax                 -               (7.14)                  -
                                                              ----------          ----------          ----------
    Net income (loss)                                         $     2.16          $    (1.87)         $     0.90
                                                              ==========          ==========          ==========

    Weighted average shares outstanding                           26,262              26,183              23,186
                                                              ==========          ==========          ==========

Diluted earnings per share:
    Income (loss) from continuing operations                  $     2.07          $    (2.05)         $    (0.60)
    Discontinued operations, net of tax                                -                7.32                1.50
    Cumulative effect of accounting change, net of tax                 -               (7.14)                  -
                                                              ----------          ----------          ----------
    Net income (loss)                                         $     2.07          $    (1.87)         $     0.90
                                                              ==========          ==========          ==========

    Weighted average shares outstanding                           27,439              26,183              23,186
                                                              ==========          ==========          ==========

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 28, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                  COMMON STOCK           ADDITIONAL                    OTHER
                                            --------------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                               SHARES        AMOUNT       CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL
                                            ------------  ------------  ------------  ------------  -------------  -----------
Balance at December 31, 2000                  21,196,693  $      2,120  $    689,163  $   (124,570)   $    (564)   $   566,149

     Comprehensive income:
       Net income                                                                           20,988            -         20,988
       Realized gain on investments                                                              -          564            564
                                            ------------  ------------  ------------  ------------    ---------    -----------
         Subtotal                                      -             -             -        20,988          564         21,552

     Conversion of Gentiva-obligated man-
       datorily redeemable convertible
       securities of a subsidiary holding
       solely Gentiva debentures               2,146,105           214        19,786             -            -         20,000

     Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors             2,295,996           230        13,776             -            -         14,006
                                            ------------  ------------  ------------  ------------    ---------    -----------

Balance at December 30, 2001                  25,638,794  $      2,564  $    722,725  $   (103,582)   $       -    $   621,707

     Comprehensive loss:
       Net loss                                        -             -             -       (49,033)           -        (49,033)
     Dividends paid ($17.75 per share)                 -             -      (466,597)            -            -       (466,597)
     Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors               746,416            75         6,896             -            -          6,971
                                            ------------  ------------  ------------  ------------    ---------    -----------

Balance at December 29, 2002                  26,385,210  $      2,639  $    263,024  $   (152,615)   $       -    $   113,048

     Comprehensive income:
       Net income                                                                           56,766                      56,766

     Income tax benefits associated with
       stock-based compensation                                               19,454             -                      19,454

     Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors               651,555            65         2,271             -                       2,336

     Repurchase of common stock at cost       (1,438,464)         (144)      (14,281)            -                     (14,425)
                                            ------------  ------------  ------------  ------------    ---------    -----------

Balance at December 28, 2003                  25,598,301  $      2,560  $    270,468  $    (95,849)   $       -    $   177,179
                                            ============  ============  ============  ============    =========    ===========

                 See notes to consolidated financial statements

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         FOR THE FISCAL YEAR ENDED
                                                         ---------------------------------------------------------
                                                         DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                         -----------------   -----------------   -----------------
OPERATING ACTIVITIES:
Net income (loss)                                           $    56,766         $   (49,033)        $    20,988
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
      Income from discontinued operations                             -            (191,578)            (34,898)
      Cumulative effect of accounting change                          -             187,068                   -
      Depreciation and amortization                               6,851               7,185              18,741
      Provision for doubtful accounts                             7,684               4,936               5,120
      (Gain) loss on sale / disposal of businesses and
        fixed assets                                               (209)                951                (255)
      Stock option tender offer                                       -              21,388                   -
      Deferred income tax (benefit) expense                     (35,035)             12,837                   -
Changes in assets and liabilities, net of
  acquisitions/divestitures
      Accounts receivable                                       (15,604)             10,281              32,655
      Prepaid expenses and other current assets                   3,048               7,825               2,610
      Current liabilities                                         7,065               6,393             (11,702)
Change in net assets held for sale                                    -               3,300              57,711
Other, net                                                          137              (3,024)                827
                                                            -----------         -----------         -----------

Net cash provided by operating activities                        30,703              18,529              91,797
                                                            -----------         -----------         -----------

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations                 (8,777)             (4,116)             (3,864)
Purchase of fixed assets - discontinued operations                    -              (2,121)             (6,203)
Proceeds from sale of assets / business                             200             206,564                 475
Acquisition of businesses                                        (1,300)                  -                   -
Purchase of short-term investments                              (24,900)                  -                   -
Maturities of short-term investments                             14,935                   -                   -
Withdrawal from (deposits into) restricted cash                 (21,750)             35,164             (35,164)
                                                            -----------         -----------         -----------
Net cash (used in) provided by investing activities             (41,592)            235,491             (44,756)
                                                            -----------         -----------         -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                            2,336               6,971              14,006
Repurchases of common stock                                     (14,425)                  -                   -
Debt issuance costs                                                   -              (1,321)                  -
Cash distribution to shareholders                                     -            (203,983)                  -
Payments for stock option tender                                      -             (21,388)                  -
Advance (paid to) / received from Medicare program                    -              (5,038)             20,878
Decrease in book overdrafts                                           -                   -             (10,379)
                                                            -----------         -----------         -----------
Net cash (used in) provided by financing activities             (12,089)           (224,759)             24,505
                                                            -----------         -----------         -----------

Net change in cash and cash equivalents                         (22,978)             29,261              71,546
Cash and cash equivalents at beginning of period                101,241              71,980                 434
                                                            -----------         -----------         -----------
Cash and cash equivalents at end of period                  $    78,263         $   101,241         $    71,980
                                                            ===========         ===========         ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
For fiscal year 2003, in connection with the reversal of the valuation allowance, deferred tax benefits associated with stock compensation deductions of $19.5 million have been credited to shareholders' equity.

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BACKGROUND AND BASIS OF PRESENTATION

          Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout most of the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). Continuing operations for all periods presented comprise the operating results of the home health services business, including, for fiscal 2002 and 2001, restructuring and other special charges as described in Note 4.

          On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo") and issued a special dividend to its shareholders as further described in Note 3. The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statements of operations.

          The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of the beginning of fiscal 2002. In connection with this adoption, the Company recorded a non-cash charge, net of taxes, as a cumulative effect of accounting change in the accompanying consolidated statement of operations in fiscal 2002 as described in Note 2.

NOTE 2.   SUMMARY OF CRITICAL AND OTHER SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was December 28, 2003 for fiscal 2003, December 29, 2002 for fiscal 2002 and December 30, 2001 for fiscal 2001.

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

CRITICAL ACCOUNTING POLICIES

          REVENUE RECOGNITION

          Under fee-for-service agreements with patients and commercial and certain government payors, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

          Under capitated arrangements with certain managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the ser-vices provided. Net revenues generated under capitated agreements were approximately 16 percent, 16 percent, and 15 percent of total net revenues for fiscal 2003, 2002, 2001, respectively.

          Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $5.2 million and $4.4 million relating to the Medicare PPS program was included in other Medicare liabilities in the consolidated balance sheets as of December 28, 2003 and December 29, 2002, respectively.

          Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Revenue adjustments are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments which are determined by Company management based on historical trends. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

          Net revenues attributable to major payor sources of reimbursement are as follows:

                                         FISCAL YEAR
                                 -----------------------------
                                   2003      2002      2001
                                 --------  --------  ---------
Medicare                            22%       21%       21%
Medicaid and Other Government       20        22        23
Commercial Insurance and Other      58        57        56
                                   ---       ---       ---
                                   100%      100%      100%
                                   ===       ===       ===

          The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2003, 2002 and 2001, Cigna accounted for approximately 36 percent, 38 percent and 36 percent, respectively, of the Company's total net revenues. The Company has extended its relationship with Cigna by entering into a new national home health care contract, effective January 1, 2004, with the new contract expiring on December 31, 2006. No other commercial payor accounts for 10 percent or more of the Company's net revenues.

          COLLECTIBILITY OF ACCOUNTS RECEIVABLE

          The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses in the consolidated statements of operations. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection, reimbursement experience and billing functions.

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

          The estimate of cost of claims incurred but not reported involves significant assumptions and judgments which relate to and may vary depending on the services authorized at each of the Company's regional coordination centers, historical patterns of service utilization and payment trends. These assumptions and judgments are evaluated on a quarterly basis and changes in estimated liabilities for costs of claims incurred but not reported are determined based on such evaluation.

          OBLIGATIONS UNDER INSURANCE PROGRAMS

          The Company is obligated for certain costs under various insurance programs, including workers compensation, professional liability and employee health and welfare.

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

          For the fiscal year ended December 29, 2002, the Company recorded a special charge of $6.3 million relating primarily to a refinement in the estimation process used to determine the Company's actuarially computed workers compensation and professional liability reserves. Management believes that, as a result of this refinement, sufficient data exists to allow the Company to more heavily rely on its own home health specific historical claims experience in determining the Company's estimates of workers compensation and professional liability reserves. Previously the Company utilized insurance industry actuarial information, as well as the Company's historical claims experience in developing reserve estimates.

          The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated restricted cash balances.

          The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

          MEDICARE SETTLEMENT ISSUES

          Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare and Medicaid Services ("CMS") and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits could result in adjustments to the consolidated financial statements that exceed established reserves.

OTHER SIGNIFICANT ACCOUNTING POLICIES

          CASH, CASH EQUIVALENTS AND RESTRICTED CASH

          The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. Interest on the trust account funds accrue to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security.

          SHORT-TERM INVESTMENTS

          The Company classifies investments with an original maturity of more than three months and less than one year on the acquisition date as short-term investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

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

          Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $187.1 million, net of a deferred tax benefit of $30.2 million, as cumulative effect of accounting change in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. The deferred tax benefit was recorded by eliminating a deferred tax liability of $26.8 million and recording a deferred tax asset of approximately $39 million, offset by an increase in the tax valuation allowance by the same amount. During fiscal 2002, the Company also recorded a tax benefit of approximately $3.4 million relating to tax deductible goodwill. See Note 12 to the consolidated financial statements.

          For fiscal year 2001, intangibles, principally goodwill, associated with acquired businesses were being amortized on a straight-line basis over periods ranging from 10 to 40 years in accordance with APB Opinion No. 17, "Intangible Assets" based on a fair value methodology.

          The table below presents a reconciliation of reported net income to adjusted net income as if SFAS 142 was adopted as of January 1, 2001 (in thousands, except per share amounts):

                                                  FOR THE FISCAL YEAR ENDED
                                                      DECEMBER 30, 2001
                                               -------------------------------
                                                            EARNINGS PER SHARE
                                               NET INCOME   BASIC AND DILUTED
                                               ----------   ------------------
Reported net income                            $   20,988        $   0.90
Add back:  Goodwill amortization, net of tax       10,023            0.43
                                               ----------        --------

Adjusted net income                            $   31,011        $   1.33
                                               ==========        ========

          The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill as of December 28, 2003.

          ACCOUNTING FOR IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

          The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

          STOCK-BASED COMPENSATION PLANS

          SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          The Company has chosen to adopt the disclosure only provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. See Note 11.

          EARNINGS PER SHARE

          Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

                                                                 FOR THE FISCAL YEAR ENDED
                                                  ---------------------------------------------------------
                                                  DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                  -----------------   -----------------   -----------------
Income (loss) from continuing operations             $    56,766         $  (53,543)         $  (13,910)
===========================================================================================================
Basic weighted average common
  shares outstanding                                      26,262             26,183              23,186

Shares issuable upon the assumed exercise of
  stock options and in connection with the ESPP
  using the treasury stock method                          1,177                  -                   -
                                                     -----------         ----------          -----------

Diluted weighted average common
  shares outstanding                                      27,439             26,183              23,186
                                                     -----------         ----------          -----------
===========================================================================================================
Income (loss) from continuing operations
  per common share:
     Basic                                           $      2.16         $    (2.05)         $    (0.60)
     Diluted                                         $      2.07         $    (2.05)         $    (0.60)
===========================================================================================================

          The weighted average number of shares outstanding of 23,186,000 for fiscal year 2001 included 2,146,105 shares of common stock issued upon conversion of $20 million of the 10 percent convertible preferred trust securities from the date of conversion as discussed in Note 7.

          For fiscal years 2002 and 2001, in accordance with SFAS No. 128 "Earnings Per Share," the number of common shares used in computing the diluted earnings (loss) per share for continuing operations was used for discontinued operations, cumulative effect of accounting change and net income (loss), even though the impact was antidilutive.

          The computation of diluted earnings (loss) per share from continuing operations for fiscal year 2002 excluded an incremental 1,592,000 shares that would be issuable upon the assumed exercise of stock options and in connection with the ESPP using the treasury stock method, since their inclusion would be antidilutive on earnings.

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

          INCOME TAXES

          The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

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

          The carrying amounts of the Company's cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and certain other current liabilities approximate fair value because of their short maturity.

          DEBT ISSUANCE COSTS

          The Company amortizes deferred debt issuance costs over the term of its credit facility.

          In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction" ("SFAS 145"). SFAS 145 rescinded SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amended SFAS No. 13 "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to determine whether gains and losses from extinguishment of debt receive extraordinary item treatment. The Company adopted SFAS 145, effective April 1, 2002. During the fiscal year ended December 29, 2002, the impact of this adoption resulted in the Company recognizing a write-off of approximately $1.5 million of deferred debt issuance costs associated with the terminated credit facility which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations and is further discussed in Note 4.

          RECLASSIFICATION

          Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 will apply to variable interest entities as of March 31, 2004 for the Company. Also, certain disclosure requirements apply to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3.   ACQUISITIONS AND DISPOSITIONS

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

          In connection with the SPS Sale, the Company's Board of Directors declared a dividend, payable to shareholders of record on June 13, 2002, of all the common stock consideration and substantially all the cash consideration received from Accredo. The cash consideration received by the Company before the closing net book value adjustment was $207.5 million; however, the amount distributed to the Company's shareholders was reduced by $3.5 million to $204 million as a holdback for income taxes the Company expected to incur on the proceeds received in excess of $460 million as detailed in the Company's proxy statement, dated May 10, 2002. The special dividend, which was delivered to the distribution agent on June 13, 2002 for payment to the Company's shareholders, resulted in shareholders of record on the record date receiving $7.76 in cash and 0.19253 shares of Accredo common stock (valued at $9.99 per share based on the June 13, 2002 closing price of $51.89 per share of Accredo common stock) for each share of Gentiva common stock held. The total value of the special dividend amounted to $17.75 per share. Cash was paid in lieu of fractional shares.

          In connection with the SPS sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs. SPS revenues and operating results for the periods presented were as follows (in thousands):

                                                              FOR THE FISCAL YEAR ENDED
                                                        -------------------------------------
                                                        DECEMBER 29, 2002   DECEMBER 30, 2001
                                                        -----------------   -----------------
Net revenues                                                $  323,319          $  648,110
                                                            ==========          ==========
Operating results of discontinued SPS business:
    Income before income taxes                              $   11,238          $   43,588
    Income tax expense                                          (1,313)             (8,690)
                                                            ----------          ----------
    Net income                                                   9,925              34,898
                                                            ----------          ----------
Gain on disposal of SPS business, including
       transaction costs of $16.2 million for fiscal
       year 2002                                               205,355                   -
    Income tax expense                                         (23,702)                  -
                                                            ----------          ----------
Gain on disposal, net of tax                                   181,653                   -
                                                            ----------          ----------

Discontinued operations, net of tax                         $  191,578          $   34,898
                                                            ==========          ==========

NOTE 4.   RESTRUCTURING AND OTHER SPECIAL CHARGES

          During fiscal 2002 and 2001, the Company recorded restructuring and other special charges aggregating $46.1 million and $3.0 million, respectively.

     FISCAL 2002

          BUSINESS REALIGNMENT ACTIVITIES

          The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000. These charges were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. The major components of the restructuring charges as well as the activity during fiscal years 2003 and 2002 were as follows (in thousands):

                                           COMPENSATION
                                           AND SEVERANCE     FACILITY LEASE
                                               COSTS         AND OTHER COSTS        TOTAL
                                          ---------------   -----------------   --------------
          FISCAL 2002 CHARGE                 $    920            $   5,893        $   6,813
          Cash expenditures                      (726)              (1,348)          (2,074)
                                             --------            ---------        ---------

          Balance at December 29, 2002            194                4,545            4,739
          Cash expenditures                      (194)              (2,239)          (2,433)
                                             --------            ---------        ---------

          Balance at December 28, 2003       $      -            $   2,306        $   2,306
                                             ========            =========        =========

          The balance of unpaid charges, which will be paid over the remaining lease terms, was included in other accrued expenses in the consolidated balance sheets.

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

NOTE 5.   FIXED ASSETS, NET

(IN THOUSANDS)                    USEFUL LIVES   DECEMBER 28, 2003   DECEMBER 29, 2002
-------------------------------   ------------   -----------------   -----------------
Computer equipment and software    3-5 Years        $    43,786          $    44,582
Furniture and fixtures              5 Years              20,031               19,337
Leasehold improvements             Lease Term             9,166               10,224
Machinery and equipment             5 Years                 391                  171
                                                    -----------          -----------
                                                         73,374               74,314
Less accumulated depreciation                           (58,239)             (61,289)
                                                    -----------          -----------
                                                    $    15,135          $    13,025
                                                    ===========          ===========

          Depreciation expense relating to continuing operations was approximately $6.9 million in fiscal 2003, $7.2 million in fiscal 2002 and $8.7 million in fiscal 2001.

NOTE 6.   LONG-TERM DEBT

          The Company's credit facility, which was entered into on June 13, 2002, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 month EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

          At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margin for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreases by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreases to
0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of December 28, 2003.

          The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the Company's credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million, and to allow for the disposition of certain assets.

          The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $275,000 if the facility is terminated during the period from June 13, 2003 to June 12, 2004 and $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment. As of December 28, 2003, the Company was in compliance with these covenants.

          Total outstanding letters of credit were approximately $20.8 million at December 28, 2003 and $27.6 million at December 29, 2002. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of December 28, 2003.

          During fiscal year 2003, the Company entered into a trust agreement and segregated $21.8 million of cash funds in a trust account to provide additional collateral and to replace approximately $7 million of letters of credit and a $5 million surety bond which had been used as collateral under the Company's insurance programs. These funds are reported as restricted cash in the accompanying consolidated balance sheet as of December 28, 2003. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

          The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

          Net interest income was approximately $0.4 million for the fiscal year ended December 28, 2003 and $0.8 million for the fiscal year ended December 29, 2002. Net interest income represented interest income of approximately $1.5 million for fiscal 2003 and $2.4 million for fiscal 2002, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

NOTE 7.   MANDATORILY REDEEMABLE AND OTHER SECURITIES

GENTIVA OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

          On March 15, 2000, certain of the Company's and Olsten's directors, officers and management and other related parties and other investors purchased $20 million of 10 percent convertible trust preferred securities issued by a Trust, of which the Company owned all the common equity. Simultaneously and in connection with the issuance by the Trust of the convertible trust preferred securities, the Company issued to the Trust $20 million of its 10 percent convertible subordinated debentures. The convertible preferred trust securities were mandatorily redeemable on March 15, 2005 and optionally redeemable after March 15, 2001 at a declining premium over face amount. The convertible subordinated debentures had the same terms as the convertible trust preferred securities, including, but not limited to, maturity, interest, conversion and redemption price.

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

CUMULATIVE PREFERRED STOCK

          The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock"). On March 10, 2000, 100 shares of cumulative preferred stock were issued for proceeds of $100,000. Holders of the cumulative preferred stock were entitled to receive cumulative cash dividends at an annual rate of LIBOR plus 2 percent on the stated liquidation preference of $1,000 per share, payable quarterly in arrears out of assets legally available for payment of dividends. The shares of preferred stock that were issued on March 10, 2000 were redeemed on June 12, 2002 at a redemption price of $1,000 per share.

NOTE 8.   SHAREHOLDERS' EQUITY

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

          On August 7, 2003, the Company's Board of Directors authorized the Company to repurchase and formally retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of December 28, 2003, the Company had repurchased 438,464 shares at an average cost of $12.18 per share and a total cost of approximately $5.3 million.

NOTE 9.   LEGAL MATTERS

LITIGATION

          In addition to the matters referenced in this Note 9, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

          COOPER V. GENTIVA CARECENTRIX, INC. T/A/D/B/A/ GENTIVA HEALTH SERVICES, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002, and discovery has now commenced. The Company has denied the allegations of wrongdoing in the complaint and is defending itself vigorously in this matter. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. The parties are completing discovery; therefore, the Company cannot determine a range of damages, if any, at this time.

          Other litigation matters that were settled in fiscal 2002 and 2001 are discussed below.

          FISCAL 2002

          FREDRICKSON V. OLSTEN HEALTH SERVICES CORP. AND OLSTEN CORPORATION, Case No. 01C.A.116, Court of Appeals, Seventh Appellate District, Mahoning County, Ohio. In November 2000, the jury in this age-discrimination lawsuit returned a verdict in favor of the plaintiff against Olsten consisting of $675,000 in compensatory damages, $30 million in punitive damages and an undetermined amount of attorneys' fees. The jury found that, although Olsten had lawfully terminated the plaintiff's employment, its failure to transfer or rehire the plaintiff rendered Olsten liable to the plaintiff. Following post-trial motion practice by both parties, the trial court, in May 2001, denied all post-trial motions, and entered judgment for the plaintiff for the full amount of compensatory and punitive damages, and awarded the plaintiff reduced attorney's fees of $247,938. In June 2001, defendants timely filed a Notice of Appeal with the Court of Appeals, and the Company posted a supersedeas bond for the full amount of the judgment, plus interest. This matter has been settled, and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002 (see Note 4). The supersedeas bond was released and the restricted cash of $35.2 million was released to the Company in September 2002.

          FISCAL 2001

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

INDEMNIFICATIONS

          In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the above proceedings and other liabilities arising out of the home health services business, including any such liabilities arising after the Split-Off in connection with the government matters described below.

          In addition, the Company and Accredo have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the specialty pharmaceutical services business. The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, which occurred on June 13, 2002, except that:

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

GOVERNMENT MATTERS

          PRRB APPEAL

          As further described in the Critical Accounting Policies section in
Note 2, the Company's annual cost reports, which were filed with the CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

          In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement ("NPRs") and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 will be reopened after the process for the 1997 cost reports is completed.

          On February 17, 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year approximated $9 million. As of February 27, 2004, the majority of the funds relating to this adjustment had been remitted to the Company; the settlement amount will be recorded as net revenues during the first quarter of fiscal 2004.

          Although the Company believes that it could recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1997, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. This is not expected to occur until the second half of fiscal 2004 or fiscal 2005. However, in view of changes in reimbursement and the Company's operations in periods subsequent to 1997, it is likely that future recoveries relating to any cost report year from 1998 to 2000 will be significantly less than the 1997 settlement.

          SUBPOENAS

          On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG pursuant to its subpoena and similarly intends to cooperate fully with the DOJ subpoena as well as any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company.

          In February 2000, the Company received a document subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations. The subpoena related to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. This matter has been settled and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002. (See Note 4).

NOTE 10.  COMMITMENTS

          The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $15.3 million in 2003, $16.2 million in 2002 and $18.5 million in 2001.

          Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at December 28, 2003, are as follows (in thousands):

               FISCAL YEAR   TOTAL COMMITMENT   SUBLEASE RENTALS      NET
               -----------   ----------------   ----------------   ---------
                  2004           $ 18,936            $ 1,783        $ 17,153
                  2005             14,535              1,747          12,788
                  2006             10,190              1,058           9,132
                  2007              5,764                898           4,866
                  2008              2,888                158           2,730
               Thereafter           2,822                  -           2,822

          In addition, the Company has purchase obligations due in fiscal 2004 of approximately $1.1 million.

NOTE 11.  STOCK PLANS

          In 1999, the Company adopted the 1999 Stock Incentive Plan ("1999 Plan") under which 5 million shares of common stock were reserved for issuance upon exercise of options thereunder. The maximum total number of shares of common stock for which grants may be made to any employee, consultant or director under the 1999 plan in any calendar year is 300,000. These options may be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO and NQSO cannot be less than 100 percent and 85 percent, respectively, of the fair market value at the date of grant. As of December 28, 2003, the Company had 1,476,698 shares available for issuance under the 1999 Plan.

          In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which provided for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors might elect to receive in cash and the remainder of which would be paid in the form of shares of common stock of the Company and also allowed deferral of such payment of shares until termination of director's service. The plan was amended and restated on January 1, 2004 and now provides for the deferral of annual retainer fees under the plan only into stock units which are to be paid to non-employee directors as shares of the Company's common stock upon termination of a director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000, of which 81,441 shares were available for future grants as of December 28, 2003. During fiscal 2003, 2002 and 2001, the Company issued 7,575 shares, 11,928 shares and 3,370 shares, respectively, under the plan. As of December 28, 2003, 36,246 shares were deferred.

          In 1999, the Company adopted an employee stock purchase plan ("ESPP"). All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the plan is the lesser of 85 percent of the fair market value of the Company's common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan, of which 498,534 shares were available for future issuance as of December 28, 2003. During fiscal 2003, 2002 and 2001, the Company issued 280,664 shares, 166,003 shares and 112,014 shares, respectively, under the plan.

          Effective with the sale of the SPS business, the Company commenced a cash tender offer for all of the outstanding options to purchase its common stock. The tender offer resulted in 1,253,141 options being tendered and accepted by the Company with 463,829 options remaining outstanding. To preserve the aggregate intrinsic value of the options, the outstanding options were converted to new Gentiva options at the ratio of 1 to 3.369, resulting in converted options of 1,562,646. The exercise price of a new Gentiva stock option represented 29.7 percent of the corresponding option, pre-conversion.

          A summary of Gentiva stock options for fiscal 2003, fiscal 2002 and fiscal 2001 is presented below:

                                                     2003                          2002                           2001
                                          ---------------------------   ---------------------------   ---------------------------
                                                          WEIGHTED                      WEIGHTED                      WEIGHTED
                                            STOCK         AVERAGE         STOCK         AVERAGE         STOCK         AVERAGE
                                           OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                          ---------    --------------   ----------   --------------   ----------   --------------
Options outstanding, beginning of year    2,549,667       $   4.75       2,346,600      $   8.61       3,689,006      $    6.09
     Granted                                740,900           8.85       1,152,700          7.54         939,000          13.22
     Exercised                             (452,338)          2.12        (665,040)         7.73      (2,156,796)          6.22
     Cancelled/forfeitures                 (151,933)          7.99        (594,098)         8.52        (124,610)         10.04
     Tendered options                             -              -      (1,253,141)         8.54               -              -
     Converted to new Gentiva options             -              -       1,562,646          2.63               -              -
                                          ---------       --------      ----------      --------      ----------      ---------
Options outstanding, end of year          2,686,296       $   6.14       2,549,667      $   4.75       2,346,600      $    8.61
                                          =========       ========      ==========      ========      ==========      =========
Options exercisable, end of year          1,345,570       $   4.07       1,421,567      $   2.53         838,168      $    5.82
                                          =========       ========      ==========      ========      ==========      =========

          The following table summarizes information about Gentiva stock options outstanding at December 28, 2003:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                          --------------------------------------------   -----------------------
                              NUMBER       WEIGHTED       WEIGHTED         NUMBER       WEIGHTED
                                AT         AVERAGE        AVERAGE            AT         AVERAGE
                            DECEMBER 28,   EXERCISE      REMAINING       DECEMBER 28,   EXERCISE
RANGE OF EXERCISE PRICE        2003         PRICE     CONTRACTUAL LIFE      2003         PRICE
-----------------------   --------------   --------   ----------------   ------------   --------
$1.07 to $1.30                 54,234      $  1.22          4.74              54,234     $  1.22
$1.65 to $1.74                380,281         1.69          6.20             380,281        1.69
$2.02 to $2.95                 59,454         2.27          3.02              59,454        2.27
$3.55 to $3.91                493,527         3.89          6.86             493,527        3.89
$7.50 to $7.50                956,800         7.50          8.46             330,873        7.50
$8.10 to $8.60                 63,100         8.44          8.67              27,201        8.38
$8.74 to $9.75                678,900         8.86          9.06                   -           -
                            ---------      -------          ----           ---------     -------
$1.07 to $9.75              2,686,296      $  6.14          7.81           1,345,570     $  4.07
                            =========      =======          ====           =========     =======

          The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's ESPP is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

          The weighted average fair values of the Company's stock options, granted during 2003, 2002 and 2001, calculated using the Black-Scholes option pricing model, and other assumptions are as follows:

                                                           FISCAL YEAR ENDED
                                        ---------------------------------------------------------
                                        DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                        -----------------   -----------------   -----------------
     Risk-free interest rate                    3.51%                 4.15%              4.88%
     Expected volatility                          60%                   38%                65%
     Expected life                           6 years               5 years            5 years
     Contractual life                       10 years              10 years           10 years
     Expected dividend yield                       0%                    0%                 0%
     Weighted average fair value
        of options granted                 $    5.24           $      3.02          $    7.76

          Pro forma compensation expense is calculated for the fair value of the employee's purchase rights, under the ESPP, using the Black-Scholes model. Assumptions for the fiscal 2003 and fiscal 2002 are as follows:

                                                        FISCAL YEAR ENDED
                                     ---------------------------------------------------------
                                         DECEMBER 28, 2003            DECEMBER 29, 2002
                                     ---------------------------   ---------------------------
                                     1ST OFFERING   2ND OFFERING   1ST OFFERING   2ND OFFERING
                                        PERIOD         PERIOD         PERIOD         PERIOD
                                     ------------   ------------   ------------   ------------
          Risk-free interest rate:           1.25%          0.97%          1.89%          1.77%
          Expected volatility                  32%            29%            60%            60%
          Expected life                 0.5 years      0.5 years      0.5 years      0.5 years
          Expected dividend yield               0%             0%             0%             0%

          The following table presents net income (loss) and basic and diluted earnings (loss) per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                                                     FISCAL YEAR ENDED
                                                                 ---------------------------------------------------------
                                                                 DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                                 -----------------   -----------------   -----------------
Net income (loss) - as reported                                     $    56,766         $  (49,033)          $    20,988
Add:    Stock-based employee compensation
        expense included in reported net income, net of tax                   -             13,160                     -
Deduct: Total stock-based compensation expense
        determined under fair value based method for
        all awards, net of tax                                           (1,575)            (5,022)               (3,002)
                                                                    -----------         ----------           -----------
Net income (loss) - pro forma                                       $    55,191         $  (40,895)          $    17,986
                                                                    ===========         ==========           ===========

Basic income (loss) per share - as reported                         $      2.16         $    (1.87)          $      0.90
Basic income (loss) per share - pro forma                           $      2.10         $    (1.56)          $      0.78

Diluted income (loss) per share - as reported                       $      2.07         $    (1.87)          $      0.90
Diluted income (loss) per share - pro forma                         $      2.01         $    (1.56)          $      0.78

          On December 31, 2003, the Company issued 992,100 stock options at an exercise price of $12.87 per share and issued 125,039 shares under its ESPP.

NOTE 12.  INCOME TAXES

          Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                                     FISCAL YEAR ENDED
                                  ---------------------------------------------------------
                                  DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                  -----------------   -----------------   -----------------
Current
     Federal                         $         -          $    5,600         $    (6,632)
     State and local                       1,567                   -                (183)
                                     -----------          ----------         -----------
                                           1,567               5,600              (6,815)
                                     -----------          ----------         -----------
Deferred
     Federal                             (31,875)             10,114                   -
     State and local                      (3,160)              2,723                   -
                                     -----------          ----------         -----------
                                         (35,035)             12,837                   -
                                     -----------          ----------         -----------
Provision for income taxes           $   (33,468)         $   18,437         $    (6,815)
                                     ===========          ==========         ===========

     A reconciliation of the differences between income taxes computed at federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                                     FISCAL YEAR ENDED
                                                                  ---------------------------------------------------------
                                                                  DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                                  -----------------   -----------------   -----------------
Income taxes computed at Federal statutory tax rate                  $    8,162          $   (12,287)         $ (7,254)

State income taxes, net of Federal benefit                                1,019               (1,770)             (119)
Nondeductible meals and entertainment                                       167                  155               232
Income tax audit adjustments                                               (177)               5,439                 -
Deferred rate differential                                                1,142                    -                 -
Decrease in Federal valuation allowance                                 (44,438)                   -                 -
Valuation allowance adjustment for adoption of SFAS 142                       -               26,859                 -
Amortization of intangibles                                                   -                    -               623
Other                                                                       657                   41              (297)
                                                                     ----------          -----------          --------
                                                                     $  (33,468)         $    18,437          $ (6,815)
                                                                     ==========          ===========          ========

The federal income tax rate reconciliation schedule above includes only components associated with continuing operations.

     Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                   DECEMBER 28, 2003   DECEMBER 29, 2002
                                                                   -----------------   -----------------
Deferred tax assets
     Reserves and allowances                                           $   21,290          $   24,543
     Net operating loss and other carryforwards (Federal and state)         4,966               5,993
     Intangible assets                                                     29,085              33,202
     Depreciation                                                              23                 332
     Other                                                                    208                 574
     Less:  Valuation allowance                                                 -             (63,892)
                                                                       ----------          ----------
Total deferred tax assets                                                  55,572                 752
Deferred tax liabilities
     Capitalized software                                                  (1,083)               (752)
                                                                       ----------          ----------
Net deferred tax assets                                                $   54,489          $        -
                                                                       ==========          ==========

          At December 28, 2003, net deferred tax assets of $26.5 million and $28.0 million were recorded in current assets and noncurrent assets, respectively, in the accompanying consolidated balance sheet. At December 29, 2002, deferred tax assets of $0.8 million were included in current assets and deferred tax liabilities of $0.8 million were included in other liabilities in the consolidated balance sheet.

          The Company had maintained a valuation allowance for its deferred tax assets as of December 29, 2002 since the absence of historical pre-tax income created uncertainty about the Company's ability to realize tax benefits in future years. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. The remaining valuation allowance was reversed at the end of fiscal 2003 based on management's belief that it is more likely than not that all of the Company's net deferred tax assets will be realized due to the Company's achieved earnings trends and outlook. In this regard, $35.0 million was recorded as an income tax benefit in the accompanying statement of operations for fiscal 2003 and $19.5 million was credited directly to shareholders' equity at December 28, 2003 to reflect the portion of the valuation allowance associated with stock compensation tax benefits.

          As of December 28, 2003, the Company's net operating losses and tax credit carryforwards for income tax purposes were approximately $11.1 million and $0.7 million, respectively.

          Income tax payments, including payments associated with discontinued operations, were $1.6 million, $7.6 million and $0.7 million for fiscal years 2003, 2002 and 2001, respectively.

NOTE 13.  BENEFIT PLANS FOR PERMANENT EMPLOYEES

          The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 28, 2003 and December 29, 2002 totaling approximately $10.0 million and $9.0 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

          Company contributions under the defined contribution plans were approximately $1.8 million in 2003, $2.0 million in 2002 and $2.7 million in 2001.

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share amounts)

                                                                       FIRST       SECOND           THIRD        FOURTH
                                                                      QUARTER      QUARTER         QUARTER      QUARTER
                                                                     ---------    ---------       ---------    ---------
YEAR ENDED DECEMBER 28, 2003
Net revenues                                                         $ 202,016    $ 208,446       $ 199,698    $ 203,869
Gross profit                                                            68,766       69,624          69,241       74,411
Net income                                                               5,201        5,247           4,547       41,771(1)

Earnings Per Share:
   Net income - basic                                                     0.19         0.20            0.18         1.62
   Net income - diluted                                                   0.19         0.19            0.17         1.53

Weighted average shares outstanding:
   Basic                                                                26,696       26,530          25,972       25,852
   Diluted                                                              27,772       27,490          27,098       27,225

                                                                       FIRST       SECOND           THIRD        FOURTH
                                                                      QUARTER      QUARTER         QUARTER      QUARTER
                                                                     ---------    ---------       ---------    ---------
YEAR ENDED DECEMBER 29, 2002
Net revenues                                                         $ 192,799    $ 195,623       $ 188,443    $ 191,636
Gross profit                                                            63,613       56,731 (2)      63,545       63,711
Income (loss) from continuing operations                               (25,914)     (33,678)(2)       2,738        3,311
Discontinued operations, net of tax (4)                                  7,188      184,953            (563)           -
Income (loss) before cumulative effect of accounting change            (18,726)     151,275           2,175        3,311
Cumulative effect of accounting change, net of tax (3)                (190,468)           -           1,392        2,008
Net income (loss) (3) (4)                                             (209,194)     151,275           3,567        5,319

Earnings Per Share:
    Basic:
       Income (loss) from continuing operations                          (1.00)       (1.29)           0.10         0.12
       Discontinued operations, net of tax                                0.28         7.08           (0.02)           -
       Income (loss) before cumulative effect of accounting change       (0.72)        5.79            0.08         0.12
       Net income (loss)                                                 (8.10)        5.79            0.14         0.20
    Diluted:
       Income (loss) from continuing operations                          (1.00)       (1.29)           0.10         0.12
       Discontinued operations, net of tax                                0.28         7.08           (0.02)           -
       Income (loss) before cumulative effect of accounting change       (0.72)        5.79            0.08         0.12
       Net income (loss)                                                 (8.10)        5.79            0.13         0.19

Weighted average shares outstanding:
       Basic                                                            25,842       26,143          26,365       26,380
       Diluted                                                          25,842       26,143          27,483       27,432

     (1) During the fourth quarter of fiscal 2003, the Company recorded a tax benefit of $35.0 million associated with management's decision to reverse the valuation allowance for deferred tax assets. See Note 12 for further discussion.

     (2) During the second quarter of 2002, the Company also recorded restructuring and special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses. See Note 4 for further discussion.

     (3) For fiscal year 2002, the Company adopted the provisions of SFAS 142 "Goodwill and Other Intangible Assets" and performed a transitional impairment test, resulting in a non-cash charge, net of tax,for the first quarter of 2002 of $190.5 million, with related tax benefits of $1.4 million and $2.0 million recorded in third quarter and fourth quarter of fiscal 2002, respectively. See Note 2 for further discussion.

     (4) During the fiscal year 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement, dated January 2, 2002, with the sale completed on June 13, 2002. As such, the Company has reflected discontinued operations, including the gain on sale, of $7.2 million, $185.0 million and ($0.6) million in the first quarter, second quarter and third quarter of fiscal 2002, respectively. See Note 3 for further discussion.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 28, 2003
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                 BALANCE
                                            BEGINNING OF   COSTS AND                   AT END
                                               PERIOD       EXPENSES    DEDUCTIONS   OF PERIOD
                                            ------------   ----------   ----------   ---------
Allowance for Doubtful Accounts:
For the Year Ended December 28, 2003           $ 9,032      $ 7,684     $  (8,780)    $  7,936
For the Year Ended December 29, 2002            10,831        4,936        (6,735)       9,032
For the Year Ended December 30, 2001            18,456        5,120       (12,745)      10,831