Form 10-Q
period 2004-03-28
GENTIVA HEALTH SERVICES INC
filed 2004-05-04
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-15669

                          Gentiva Health Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                    36-4335801
       -------------------------------                    -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


          3 Huntington Quadrangle, Suite 200S, Melville, NY 11747-4627
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


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

                                 Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of April 28, 2004, was 25,268,741.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

         Item 1.     Financial Statements

                     Consolidated Balance Sheets (Unaudited) - March
                     28, 2004 and December 28, 2003                        3

                     Consolidated Statements of Income (Unaudited) -
                     Three Months Ended March 28, 2004 and March 30,
                     2003                                                  4

                     Consolidated Statements of Cash Flows (Unaudited)
                     - Three Months Ended March 28, 2004 and March 30,
                     2003                                                  5

                     Notes to Consolidated Financial Statements
                     (Unaudited)                                           6-15

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   15-24

         Item 3.     Quantitative and Qualitative Disclosures about
                     Market Risk                                           24

         Item 4.     Controls and Procedures                               24-25

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings                                     26

         Item 2.     Changes in Securities, Use of Proceeds and Issuer
                     Purchases of Equity Securities                        26

         Item 3.     Defaults Upon Senior Securities                       26

         Item 4.     Submission of Matters to a Vote of Security Holders   26

         Item 5.     Other Information                                     26-27

         Item 6.     Exhibits and Reports on Form 8-K                      27-28

SIGNATURES                                                                 29

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements
                  --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                 March 28, 2004     December 28, 2003
                                                               -----------------    -----------------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash             $         111,110    $         100,013
        Short-term investments                                                --               10,000
        Receivables, less allowance for doubtful accounts of
           $8,523 and $7,936 in 2004 and 2003, respectively              138,127              132,998
        Deferred tax assets                                               22,311               26,464
        Prepaid expenses and other current assets                          8,275                6,524
                                                               -----------------    -----------------
              Total current assets                                       279,823              275,999

Fixed assets, net                                                         18,082               15,135
Deferred tax assets, net                                                  27,006               28,025
Other assets                                                              16,447               15,929
                                                               -----------------    -----------------
              Total assets                                     $         341,358    $         335,088
                                                               =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                       $          19,559    $          16,079
        Payroll and related taxes                                         12,120               12,932
        Medicare liabilities                                              13,178               12,736
        Cost of claims incurred but not reported                          27,897               28,525
        Obligations under insurance programs                              36,708               37,200
        Other accrued expenses                                            30,473               32,230
                                                               -----------------    -----------------
              Total current liabilities                                  139,935              139,702

Other liabilities                                                         19,805               18,207

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
           shares; issued and outstanding 25,309,160 and
           25,598,301 shares in 2004 and 2003, respectively                2,531                2,560
        Additional paid-in capital                                       265,706              270,468
        Accumulated deficit                                              (86,619)             (95,849)
                                                               -----------------    -----------------
              Total shareholders' equity                                 181,618              177,179
                                                               -----------------    -----------------

              Total liabilities and shareholders' equity       $         341,358    $         335,088
                                                               =================    =================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                               --------------------------------------
                                                 March 28, 2004       March 30, 2003
                                               -----------------    -----------------
Net revenues                                   $         213,905    $         202,016
Cost of services sold                                    130,643              133,250
                                               -----------------    -----------------
      Gross profit                                        83,262               68,766
Selling, general and administrative expenses             (66,369)             (61,253)
Depreciation and amortization                             (1,845)              (1,745)
                                               -----------------    -----------------
      Operating income                                    15,048                5,768
Interest income, net                                          82                   43
                                               -----------------    -----------------
      Income before income taxes                          15,130                5,811
Income tax expense                                         5,900                  610
                                               -----------------    -----------------
      Net income                               $           9,230    $           5,201
                                               =================    =================


Net income per common share:
      Basic                                    $            0.36    $            0.19
                                               =================    =================
      Diluted                                  $            0.34    $            0.19
                                               =================    =================

Weighted average shares outstanding:
      Basic                                               25,542               26,696
                                               =================    =================
      Diluted                                             27,084               27,752
                                               =================    =================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                      ------------------------------------
                                                                       March 28, 2004      March 30, 2003
                                                                      ----------------    ----------------
OPERATING ACTIVITIES:
Net income                                                            $          9,230    $          5,201
Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation and amortization                                              1,845               1,745
      Provision for doubtful accounts                                            2,047               2,031
      Gain on sale / disposal of businesses and fixed assets                        --                (191)
      Deferred income tax expense                                                5,172                  --
Changes in assets and liabilities, net of acquisitions/divestitures
      Accounts receivable                                                       (7,176)             (5,359)
      Prepaid expenses and other current assets                                 (1,743)              3,723
      Current liabilities                                                           (8)                518
Other, net                                                                         (13)                 (5)
                                                                      ----------------    ----------------
Net cash provided by operating activities                                        9,354               7,663
                                                                      ----------------    ----------------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                        (3,370)             (2,487)
Proceeds from sale of assets / business                                             --                 200
Acquisition of businesses                                                           --              (1,300)
Purchase of short-term investments                                                  --             (10,000)
Maturities of short-term investments                                            10,000                  --
                                                                      ----------------    ----------------
Net cash provided by (used in) investing activities                              6,630             (13,587)
                                                                      ----------------    ----------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           1,039                 714
Repurchases of common stock                                                     (5,830)                 --
Repayment of capital lease obligations                                             (96)                 --
                                                                      ----------------    ----------------
Net cash (used in) provided by financing activities                             (4,887)                714
                                                                      ----------------    ----------------

Net change in cash, cash equivalents and restricted cash                        11,097              (5,210)
Cash, cash equivalents and restricted cash at beginning of period              100,013             101,241
                                                                      ----------------    ----------------
Cash, cash equivalents and restricted cash at end of period           $        111,110    $         96,031
                                                                      ================    ================

Supplemental Schedule of Non Cash Investing and Financing Activities
Fixed assets acquired under capital lease                             $          1,443    $             --
                                                                      ================    ================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         1.       Background and Basis of Presentation
                  ------------------------------------

         Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout most of the United States principally through its Gentiva(R) Health Services and CareCentrix(R) brands ("Home Health Services business").

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

         2.       New Accounting Standards
                  ------------------------

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" ("VIEs"), and requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 will apply to VIEs as of March 28, 2004 for the Company. As of March 28, 2004, the Company did not have any VIE subject to the consolidation requirements of FIN 46.

         3.       Medicare Revenues
                  -----------------

         Medicare revenues for the first quarter of fiscal 2004 included approximately $9 million received in settlement of the Company's appeal filed with the U.S. Provider Reimbursement Review Board ("PRRB") related to the reopening of all of its 1997 cost reports (see Note 9), net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System ("PPS") in October 2000. The Centers for Medicare & Medicaid Services has recently determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         4.       Earnings Per Share
                  ------------------

         Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                      Three Months Ended
                                             -----------------------------------
                                              March 28, 2004     March 30, 2003
                                             ----------------   ----------------
Net income                                   $          9,230   $          5,201
================================================================================
Basic weighted average common
  shares outstanding                                   25,542             26,696

Shares issuable upon the assumed exercise of
  stock options and in connection with the
  employee stock purchase plan using the
  treasury stock method                                 1,542              1,056
                                             ----------------   ----------------

Diluted weighted average common
  shares outstanding                                   27,084             27,752
                                             ----------------   ----------------
================================================================================
  Net income per common share:
     Basic                                   $           0.36   $           0.19
     Diluted                                 $           0.34   $           0.19
================================================================================

         5.       Acquisition
                  -----------

         Acquisition of First Home Care Business

         On March 28, 2003, the Company completed the purchase of certain assets and the business of First Home Care - Houston, Inc. and FHCH, Inc. pursuant to an asset purchase agreement for cash consideration of $1.3 million. The purchase price allocation consisted of goodwill of $1.2 million and assets and other intangibles of $0.1 million.

         6.       Revolving Credit Facility, Restricted Cash and Debt
                  ---------------------------------------------------

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

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margins for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreased by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreased to
0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of March 28, 2004.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the Company's credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million and to allow for the disposition of certain assets. As of March 28, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

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

         Total outstanding letters of credit were approximately $20.7 million as of March 28, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of March 28, 2004.

         The Company has entered into a trust agreement and segregated $21.8 million of cash funds in a trust account for use as collateral under the Company's insurance programs. These funds are reported as restricted cash in the accompanying consolidated balance sheets. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

         During the first quarter of fiscal 2004, the Company commenced implementation of a five year capital lease for certain equipment. The Company reported capital lease assets of approximately $1.4 million in fixed assets, net, current obligation of capital leases of $0.3 million in other accrued expenses and long-term capital lease obligations of $1.1 million in other liabilities, in the accompanying consolidated balance sheet as of March 28, 2004.

         7.       Shareholders' Equity
                  --------------------

         Changes in shareholders' equity for the three months ended March 28, 2004 were as follows (in thousands):

                                                                           Additional
                                                             Common         Paid-in       Accumulated
                                                             Stock          Capital         Deficit          Total
                                                          ------------    ------------    ------------    ------------
Balance at December 28, 2003                              $      2,560    $    270,468    $    (95,849)   $    177,179

    Comprehensive income:
       Net income                                                   --              --           9,230           9,230

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (139,106 shares)                 14           1,025              --           1,039

    Repurchase of common stock at cost (428,247 shares)            (43)         (5,787)             --          (5,830)
                                                          ------------    ------------    ------------    ------------

Balance at March 28, 2004                                 $      2,531    $    265,706    $    (86,619)   $    181,618
                                                          ============    ============    ============    ============

         Comprehensive income amounted to $9.2 million and $5.2 million for the first quarter of fiscal 2004 and fiscal 2003, respectively.

         On May 16, 2003 and August 7, 2003, the Company's Board of Directors authorized two stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 2,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of July 23, 2003, the Company had completed the purchase of 1,000,000 shares authorized under the first stock repurchase program. During the first quarter of fiscal 2004, the Company repurchased 428,247 shares of its outstanding common stock at an average cost of $13.61 per share and a total cost of approximately $5.8 million. As of March 28, 2004, the Company had repurchased an aggregate of 1,866,711 shares at an average cost of $10.85 per share and a total cost of approximately $20.3 million.

         8.       Stock Options
                  -------------

         The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensa-tion - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

         The weighted average fair values of the Company's stock options granted during the first quarter of fiscal 2004 and fiscal 2003, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                  Three Months Ended
                                         -------------------------------------
                                         March 28, 2004         March 30, 2003
                                         --------------         --------------
         Risk-free interest rate                   3.36%                  3.51%
         Expected volatility                         60%                    60%
         Expected life                           6 years                6 years
         Contractual life                       10 years               10 years
         Expected dividend yield                      0%                     0%
         Weighted average fair value
            of options granted           $         7.63         $         5.24

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first quarter of fiscal 2004 and fiscal 2003 are as follows:

                                                  Three Months Ended
                                         -------------------------------------
                                         March 28, 2004         March 30, 2003
                                         --------------         --------------
         Risk-free interest rate                   1.02%                  1.25%
         Expected volatility                         28%                    32%
         Expected life                         0.5 years              0.5 years
         Expected dividend yield                      0%                     0%

         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                          ------------------------------------
                                                           March 28, 2004      March 30, 2003
                                                          ----------------    ----------------
Net income - as reported                                  $          9,230    $          5,201
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                       (695)               (565)
                                                          ----------------    ----------------
Net income - pro forma                                    $          8,535    $          4,636
                                                          ================    ================

Basic income per share - as reported                      $           0.36    $           0.19
Basic income per share - pro forma                        $           0.33    $           0.17

Diluted income per share - as reported                    $           0.34    $           0.19
Diluted income per share - pro forma                      $           0.32    $           0.17

         During the first quarter of fiscal 2004, the Company granted 1,022,100 stock options to officers, directors and employees under its existing option plans at an average exercise price of $12.93. At March 28, 2004, there were 3,658,429 options outstanding at a weighted average exercise price of $8.16 per share.

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

Government Matters

     PRRB Appeal
     -----------

         Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports, which were filed with the Centers for Medicare & Medicaid Services ("CMS"), and were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

         On February 17, 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year was $9.0 million. As of March 28, 2004, the Company had received the funds and recorded the adjustment of $9.0 million as net revenues for the first quarter of fiscal 2004.

         Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1997, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. This is not expected to occur until the second half of fiscal 2004 or fiscal 2005. However, in view of changes in reimbursement and the Company's operations in periods subsequent to 1997, it is likely that any future recoveries relating to any cost report year from 1998 to 2000 will be significantly less than the 1997 settlement.

     Subpoena
     --------

         On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as, the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG pursuant to its subpoena and similarly intends to cooperate fully with the DOJ subpoena, as well as any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company.

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

         In addition, the Company and Accredo Health, Incorporated ("Accredo") have agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the Company's Specialty Pharmaceutical Services ("SPS") business to Accredo on June 13, 2002. The Company has also agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo has agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survive for the period of two years after the closing of the acquisition, which occurred on June 13, 2002, except that:

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

         10.      Income Taxes
                  ------------

         The Company recorded federal and state income taxes of approximately $5.9 million for the first quarter ended March 28, 2004, of which $0.7 million represented a current provision and $5.2 million represented a deferred tax provision. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent is due primarily to state taxes.

         State income taxes and federal alternative minimum taxes of $0.6 million were recorded for the first quarter of fiscal 2003. The Company's effective tax rate of approximately 10.5 percent was lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the net operating loss carryforward and other deferred tax assets.

            Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                               Three Months Ended
                                                                      ------------------------------------
                                                                       March 28, 2004     December 28, 2003
                                                                      ----------------    ----------------
Deferred tax assets - current
     Reserves and allowances                                          $         20,921    $         21,290
     Net operating loss and other carryforwards (Federal and state)                998               4,966
     Other                                                                         392                 208
                                                                      ----------------    ----------------
  Total current deferred tax assets                                             22,311              26,464

Deferred tax assets - non-current
     Intangible assets                                                          28,264              29,085
     Depreciation                                                                   81                  23
     Capitalized software                                                       (1,339)             (1,083)
                                                                      ----------------    ----------------
  Total non-current deferred tax assets (net)                                   27,006              28,025

Net deferred tax assets                                               $         49,317    $         54,489
                                                                      ================    ================

         As of March 28, 2004, the Company's tax credit carryforwards for income tax purposes were approximately $1.0 million. Net operating losses of approximately $11 million were utilized in the first quarter of fiscal 2004 to offset taxable income.

         11.      Subsequent Event
                  ----------------

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the sale of the minority interest, the Company received cash proceeds of $4.1 million and will record a gain on sale of approximately $0.9 million in the second quarter of fiscal 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

Forward-looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

         Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2003 Annual Report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial position. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

General
-------

            The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 and in other filings with the SEC.

         For a discussion of the Company's critical accounting policies, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K.

Overview
--------

         Gentiva is the nation's largest provider of comprehensive home health services, based on the amount of revenues derived from the provision of skilled home nursing services to patients. The Company generates revenues and profits primarily by providing patients with direct home health care services, including specialty services and neuro-rehabilitation services; by delivering national, regional and local administrative services to managed care organizations and self-insured employers; and by providing home health care consulting services to independent and hospital-based home health agencies.

         Gentiva's direct home health services to patients include skilled nursing; physical, occupational, speech and neuro-rehabilitation therapy services; social work; nutrition; disease management education and help with daily living activities, as well as other therapies and services. The Company's specialty services involve physical therapist-led orthopedic rehabilitation services for patients who have had joint replacements or other major orthopedic surgery, and therapies for patients with balance issues who are prone to injury or immobility as a result of falling. Gentiva is also piloting similar specialty programs for cardiopulmonary and wound care services that are expected to be launched during 2004. The Company's neuro-rehabilitation services, known as Rehab Without Walls(R), provide home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

         Gentiva's national, regional and local administrative services for managed care organizations and self-insured employers -- provided through its CareCentrix(R) business unit -- include central access, care coordination, utilization management, and claims processing. The Company is capable of coordinating a wide range of home care services, including traditional home nursing, chronic and acute infusion therapies, and durable medical and respiratory equipment, to member patients of these managed care organizations.

         Consulting services to home health agencies are delivered primarily by the Company's Gentiva Business Services unit. These services include billing and collection activities, web-based caregiver training and credentialing, on-site agency support and consulting, operational support, and individualized strategies for reduction of days sales outstanding.

         The Company's services can be delivered across the United States 24 hours a day, 7 days a week. Direct home health services to patients are delivered through more than 350 owned and operated direct service delivery units in approximately 250 locations in 35 states. Administrative services for managed care organizations and self-insured employers are coordinated within four regional coordination centers. Home care services provided to member patients of these organizations are delivered through Company-owned and third-party credentialed provider locations covering the continental United States.

Results of Operations
---------------------

         Revenues

                  Net revenues increased by $11.9 million, or 5.9 percent to $213.9 million for the quarter ended March 28, 2004 as compared to the quarter ended March 30, 2003. Revenue growth in the first quarter of fiscal 2004 was reported in Medicare, while revenue from Medicaid and Other Government and Commercial Insurance and Other payor categories decreased in the first quarter of fiscal 2004.

         For the quarter ended March 28, 2004 as compared to the quarter ended March 30, 2003, net revenues from Medicare increased by $20.0 million or 47.1 percent to $62.6 million, Commercial Insurance and Other payors decreased by $5.0 million or 4.2 percent to $112.1 million, and Medicaid and Other Government payors decreased by $3.2 million or 7.5 percent to $39.2 million.

         Medicare revenues were impacted by two special items which contributed $8.0 million, or 18.8 percent of the Medicare revenue growth, in the first quarter of fiscal 2004. The special items represented (i) approximately $9 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 cost reports and (ii) a revenue adjustment of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. The Centers for Medicare & Medicaid Services has recently determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         Medicare revenue growth for the first quarter of fiscal 2004 was also fueled by increases in admissions of approximately 20 percent, the 3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003, as well as various operational and clinical process enhancements. The market basket rate increase represented $1.4 million in incremental revenue in the first quarter of fiscal 2004.

         Commercial Insurance and Other revenues decreased $5.0 million or 4.2 percent for the first quarter of 2004, primarily due to a decline in revenue derived from CIGNA Health Corporation ("CIGNA"). The CIGNA revenue decline of $12.3 million, or 16.0 percent, compared to the first quarter of fiscal 2003, was caused by a reduction in the number of enrolled CIGNA members in 2004, and lower revenue and related costs resulting from a change in the Company's delivery model of certain home medical equipment ("HME") products and services. The revenue decrease was partially offset by an increase of $7.3 million, or
18.1 percent, in non-CIGNA, Commercial Insurance and Other revenue driven by unit volume and pricing increases from existing business, as well as new contracts signed during the past year.

         Medicaid and Other Government revenues decreased for the three months ended March 28, 2004 due to revenue reductions related to more restrictive eligibility requirements, lower authorized services per beneficiary and lower reimbursement rates in various states in which the Company operates, as well as the Company's decision to reduce its participation in certain low-margin, hourly Medicaid and state and county programs. Revenues relating to hourly and intermittent care Medicaid and state and county programs decreased $2.7 million and $0.5 million, respectively, as compared to the first quarter of fiscal year 2003.

         Gross Profit

         Gross profit was approximately $83.3 million for the first quarter ended March 28, 2004 and $68.8 million for the quarter ended March 30, 2003. As a percentage of net revenues, gross profit margins increased from 34.0 percent for the quarter ended March 30, 2003, to 38.9 percent for the quarter ended March 28, 2004.

         During the first quarter of fiscal 2004, the two special items had a net positive impact of 2.3 percent on gross profit margins. The remaining increase in gross margin percentage was due to improved rates in both Medicare and managed care contracts, as well as a favorable change in business mix in which volume growth of Medicare business more that offset the anticipated revenue loss in certain low-margin Medicaid and local government programs, as well as in the CIGNA business.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $5.2 million to $68.2 million for the quarter ended March 28, 2004, as compared to $63.0 million for the quarter ended March 30, 2003.

         The increase for the first quarter of fiscal 2004 related to (i) increases in field operating and administrative costs to service incremental revenues, including revenues from the Company's specialty programs ($2.6 million), (ii) increased sales and clinical care coordination expenses ($1.1 million) and (iii) incremental costs associated with the retooling of the Company's CareCentrix network of HME providers and various information technology strategic initiatives ($1.5 million).

         Interest Income, Net

         Net interest income was approximately $0.1 million for the quarter ended March 28, 2004, and $43 thousand for the quarter ended March 30, 2003. Net interest income included interest income of approximately $0.4 million for the first quarter of fiscal 2004 and $0.3 million for the first quarter of fiscal 2003, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Income Taxes

         The Company recorded federal and state income taxes of approximately $5.9 million for the first quarter ended March 28, 2004, of which $0.7 million represented a current provision and $5.2 million represented a deferred tax provision. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent is due primarily to state taxes.

         State income taxes and federal alternative minimum taxes of $0.6 million were recorded for the first quarter of fiscal 2003. The Company's effective tax rate of approximately 10.5 percent was lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the net operating loss carryforward and other deferred tax assets.

         Net Income

         For the first quarter of fiscal 2004, net income was $9.2 million, or $0.34 per diluted share, compared with net income of $5.2 million, or $0.19 per diluted share, for the corresponding period of 2003. Net income for the first quarter of fiscal 2004 included two special items related to Medicare, noted in the Revenues section above, which had a net positive impact of $4.9 million, or $0.18 per diluted share. Net income for the first quarter of fiscal 2003 reflected the positive impact of a lower effective income tax rate of 10.5 percent.

Liquidity and Capital Resources
-------------------------------

         Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payor arrangements. Net cash provided by operating activities for the quarter ended March 28, 2004 was $9.4 million and was used to fund capital expenditures of $3.4 million and repurchase shares of the Company's common stock of $5.8 million during the quarter.

         Days Sales Outstanding ("DSO") as of March 28, 2004 remained flat from December 28, 2003 at 59 days. Working capital at March 28, 2004 was approximately $140 million, an increase of $4 million as compared to approximately $136 million at December 28, 2003, primarily due to:

         o a $1 million increase in cash, cash equivalents, restricted cash and investments;
         o    a $5 million increase in accounts receivable;
         o    a $2 million increase in prepaid expenses and other assets; and
         o    a $4 million decrease in deferred tax assets.

         The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payor classifications are as follows:

                                                    Three Months Ended
                                           ------------------------------------
                                            March 28, 2004      March 30, 2003
                                           ----------------    ----------------
         Medicare                                        29%                 21%
         Medicaid and Other Government                   18                  21
         Commercial Insurance and Other                  53                  58
                                           ----------------    ----------------
                                                        100%                100%
                                           ================    ================

         On October 1, 2003, a 3.3 percent market basket rate increase became effective for patients on service on or after October 1, 2003. Effective April 1, 2004, this increase was reduced by 0.8 percent to 2.5 percent for open episodes of care on or after April 1, 2004. In addition, Medicare reimbursement was increased 5 percent for the rural add-on related to home health services performed in specifically defined rural areas of the country, effective April 1, 2004. These two reimbursement changes are not expected to have a material effect on Company results for the remainder of 2004.

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

         The Company is party to a contract with CIGNA, pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by CIGNA. For the first quarter of fiscal 2004, CIGNA accounted for approximately 30 percent of the Company's total net revenues compared to approximately 38 percent for the first quarter of fiscal 2003. The Company has extended its relationship with CIGNA by entering into a new national home health care contract, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, CIGNA has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If CIGNA chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Net revenues generated under capitated agreements with managed care payors were approximately 12 percent of total net revenues for the first quarter of fiscal 2004 and 16 percent for the first quarter of fiscal 2003. Fee-for-service contracts with other commercial payors are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margins for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreased by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, is in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreased to 0.375 percent provided the minimum EBITDA target described above is achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003 and continued to meet this requirement as of March 28, 2004.

         Total outstanding letters of credit were $20.7 million as of March 28, 2004. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of March 28, 2004, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $34 million.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum

EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million and to allow for the disposition of certain assets. As of March 28, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

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

         The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of March 28, 2004, the Company was in compliance with these provisions.

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

         Capital Expenditures

         The Company's capital expenditures for the three months ended March 28, 2004 were $3.4 million, excluding equipment capitalized under capital lease obligations of $1.4 million, as compared to $2.5 million for the same period in fiscal 2003. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2004 will range between $12.0 million and $13.5 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents and restricted cash of approximately $111.1 million as of March 28, 2004. The restricted cash relates to cash funds of $21.8 million that have been segregated in a trust account to provide additional collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

         The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through June 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

         On May 16, 2003 and August 7, 2003, the Company's Board of Directors authorized two stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 2,500,000 shares of its outstanding common stock. The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of July 23, 2003, the Company had completed the purchase of 1,000,000 shares authorized under the first stock repurchase program. During the first quarter of fiscal 2004, the Company repurchased 428,247 shares of its outstanding common stock at an average cost of $13.61 per share and a total cost of approximately $5.8 million. As of March 28, 2004, the Company had repurchased an aggregate of 1,866,711 shares at an average cost of $10.85 per share and a total cost of approximately $20.3 million. See also Part II, Item 2, of this Form 10-Q.

         Contractual Obligations and Commercial Commitments

         At March 28, 2004, the Company had no long-term debt. During the first quarter of fiscal 2004, the Company commenced implementation of a five year capital lease for equipment. Under the terms of the lease the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at March 28, 2004, are as follows (in thousands):

                                                           Payment due by period
                                       ---------------------------------------------------------
                                                   Less than                           More than
         Contractual Obligations         Total       1 year    1-3 years   4-5 years    5 years
         -----------------------       ---------   ---------   ---------   ---------   ---------
         Long-term debt obligations    $      --   $      --   $      --   $      --   $      --
         Capital lease obligations         1,348         264         570         514          --
         Operating lease obligations      60,452      19,463      26,085       9,580       5,324
         Purchase obligations                505         505          --          --          --
                                       ---------------------------------------------------------
            Total                      $  62,305   $  20,232   $  26,655   $  10,094   $   5,324
                                       =========================================================

          The Company had total letters of credit outstanding under its credit facility of approximately $20.7 million at March 28, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations, as further discussed above under the caption "Cash Resources and Obligations".

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

         Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at March 28, 2004.

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

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                           See Note 9 to the consolidated financial statements
                  included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                  --------------------------------------------------------------

                  (e)      Issuer Purchases of Equity Securities (1)

                                                                                  (c) Total Number      (d) Maximum Number
                                                   (a) Total                     of Shares Purchased    of Shares that May
                                                    Number        (b) Average    as Part of Publicly     Yet be Purchased
                                                   of Shares      Price Paid       Announced Plans        Under the Plans
                              Period               Purchased       per Share         or Programs            or Programs
                              ------             -----------      -----------        -----------            -----------
                  January (12/29/03 - 1/25/04)        92,747      $     12.96             92,747               968,789
                  February (1/26/04 - 2/22/04)       106,400      $     12.61            106,400               862,389
                  March (2/23/04 - 3/28/04)          229,100      $     14.34            229,100               633,289
                                                 -----------      -----------        -----------
                     Total                           428,247      $     13.61            428,247
                                                 ===========      ===========        ===========

                  (1) On August 7, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock.

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

                    3.3                Restated By-Laws of Company. (2)

                    4.1                Specimen of common stock. (4)

                    4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

                    4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

                   10.1 Employment Agreement dated as of March 22, 2004 with Ronald A. Malone*+

                   10.2 Change in Control Agreement dated March 22, 2004 with Ronald A. Malone*+

                   31.1 Certification of Chief Executive Officer dated May 4, 2004 pursuant to Rule 13a-14(a).*

                   31.2 Certification of Chief Financial Officer dated May 4, 2004 pursuant to Rule 13a-14(a).*

                   32.1 Certification of Chief Executive Officer dated May 4, 2004 pursuant to 18 U.S.C.
                                       Section 1350.*

                   32.2 Certification of Chief Financial Officer dated May 4, 2004 pursuant to 18 U.S.C.
                                       Section 1350.*

--------------

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


         (b)      Reports on Form 8-K
                  -------------------

                  On February 10, 2004, the Company furnished a report on Form 8-K (i) furnishing in Item 7 as an exhibit a press release covering the Company's 2003 fourth quarter and full year consolidated earnings and
         (ii) reporting in Item 12 the issuance of the Company's press release on the subject of its 2003 fourth quarter and full year consolidated earnings.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENTIVA HEALTH SERVICES, INC.

                                    (Registrant)



Date:  May 4, 2004                  /s/ RONALD A. MALONE
                                    -------------------------------------
                                    Ronald A. Malone
                                    Chairman and Chief Executive Officer

Date:  May 4, 2004                  /s/ JOHN R. POTAPCHUK
                                    -------------------------------------
                                    John R. Potapchuk
                                    Senior Vice President and
                                    Chief Financial Officer