Form 10-Q
period 2004-06-27
GENTIVA HEALTH SERVICES INC
filed 2004-08-04
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, as of July 28, 2004, was 24,500,887.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets (Unaudited) - June
                    27, 2004 and December 28, 2003                         3

                    Consolidated Statements of Income (Unaudited)
                    - Three and Six Months Ended June 27, 2004 and
                    June 29, 2003                                          4

                    Consolidated Statements of Cash Flows (Unaudited)
                    - Six Months Ended June 27, 2004 and June 29, 2003     5

                    Notes to Consolidated Financial Statements
                    (Unaudited)                                            6-14

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    14-24

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                            24

         Item 4.    Controls and Procedures                                25

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                      26

         Item 2.    Changes in Securities, Use of Proceeds and Issuer
                    Purchases of Equity Securities                         26

         Item 3.    Defaults Upon Senior Securities                        26

         Item 4.    Submission of Matters to a Vote of Security Holders    26-27

         Item 5.    Other Information                                      27

         Item 6.    Exhibits and Reports on Form 8-K                       28-29

SIGNATURES                                                                 30

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements
                 --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                 June 27, 2004      December 28, 2003
                                                               -----------------    -----------------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash             $         101,104    $         100,013
        Short-term investments                                            10,000               10,000
        Receivables, less allowance for doubtful accounts of
           $8,340 and $7,936 in 2004 and 2003, respectively              133,778              132,998
        Deferred tax assets                                               23,210               26,464
        Prepaid expenses and other current assets                          7,890                6,524
                                                               -----------------    -----------------
              Total current assets                                       275,982              275,999

Fixed assets, net                                                         18,121               15,135
Deferred tax assets, net                                                  23,631               28,025
Other assets                                                              14,885               15,929
                                                               -----------------    -----------------
              Total assets                                     $         332,619    $         335,088
                                                               =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                       $          12,205    $          16,079
        Payroll and related taxes                                         13,845               12,932
        Medicare liabilities                                              13,331               12,736
        Cost of claims incurred but not reported                          28,287               28,525
        Obligations under insurance programs                              36,583               37,200
        Other accrued expenses                                            28,742               32,230
                                                               -----------------    -----------------
              Total current liabilities                                  132,993              139,702

Other liabilities                                                         20,375               18,207

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
           shares; issued and outstanding 24,858,605 and
           25,598,301 shares in 2004 and 2003, respectively                2,486                2,560
        Additional paid-in capital                                       257,419              270,468
        Accumulated deficit                                              (80,654)             (95,849)
                                                               -----------------    -----------------
              Total shareholders' equity                                 179,251              177,179
                                                               -----------------    -----------------

              Total liabilities and shareholders' equity       $         332,619    $         335,088
                                                               =================    =================

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                               ------------------------------    ------------------------------
                                               June 27, 2004    June 29, 2003    June 27, 2004    June 29, 2003
                                               -------------    -------------    -------------    -------------
Net revenues                                   $     208,248    $     208,446    $     422,153    $     410,462
Cost of services sold                                129,910          138,822          260,553          272,072
                                               -------------    -------------    -------------    -------------
      Gross profit                                    78,338           69,624          161,600          138,390
Selling, general and administrative expenses         (67,809)         (62,341)        (134,178)        (123,594)
Depreciation and amortization                         (1,904)          (1,730)          (3,749)          (3,475)
                                               -------------    -------------    -------------    -------------
      Operating income                                 8,625            5,553           23,673           11,321
Gain on sale of Canadian investment                      946               --              946               --
Interest income, net                                     208              139              290              182
                                               -------------    -------------    -------------    -------------
      Income before income taxes                       9,779            5,692           24,909           11,503
Income tax expense                                    (3,814)            (445)          (9,714)          (1,055)
                                               -------------    -------------    -------------    -------------
      Net income                               $       5,965    $       5,247    $      15,195    $      10,448
                                               =============    =============    =============    =============


Net income per common share:
      Basic                                    $        0.24    $        0.20    $        0.60    $        0.39
                                               =============    =============    =============    =============
      Diluted                                  $        0.22    $        0.19    $        0.56    $        0.38
                                               =============    =============    =============    =============

Weighted average shares outstanding:
      Basic                                           25,068           26,530           25,305           26,613
                                               =============    =============    =============    =============
      Diluted                                         26,818           27,490           26,967           27,635
                                               =============    =============    =============    =============

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                        ------------------------------
                                                                        June 27, 2004    June 29, 2003
                                                                        -------------    -------------
OPERATING ACTIVITIES:
Net income                                                              $      15,195    $      10,448
Adjustments to reconcile net income to net cash
  provided by operating activities
       Depreciation and amortization                                            3,749            3,475
       Provision for doubtful accounts                                          3,414            3,608
       Gain on sale of Canadian investment                                       (946)              --
       Deferred income tax expense                                              7,433               --
Changes in assets and liabilities, net of acquisitions / divestitures
       Accounts receivable                                                     (4,194)         (11,569)
       Prepaid expenses and other current assets                               (1,616)           1,613
       Current liabilities                                                     (7,458)           6,358
Other, net                                                                        169           (1,200)
                                                                        -------------    -------------
Net cash provided by operating activities                                      15,746           12,733
                                                                        -------------    -------------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                       (5,493)          (3,928)
Proceeds from sale of assets                                                    4,123              200
Acquisition of businesses                                                          --           (1,300)
Purchase of short-term investments                                            (10,000)         (14,900)
Maturities of short-term investments                                           10,000           10,035
                                                                        -------------    -------------
Net cash used in investing activities                                          (1,370)          (9,893)
                                                                        -------------    -------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                          1,579              822
Repurchases of common stock                                                   (14,702)          (7,857)
Repayment of capital lease obligations                                           (162)              --
                                                                        -------------    -------------
Net cash used in financing activities                                         (13,285)          (7,035)
                                                                        -------------    -------------

Net change in cash, cash equivalents and restricted cash                        1,091           (4,195)
Cash, cash equivalents and restricted cash at beginning of period             100,013          101,241
                                                                        -------------    -------------
Cash, cash equivalents and restricted cash at end of period             $     101,104    $      97,046
                                                                        =============    =============

Supplemental cash flow information
Income taxes paid, net of refunds                                       $       3,534    $         744
                                                                        =============    =============

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed assets acquired under capital lease                               $       1,443    $          --
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

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         1.       Background and Basis of Presentation
                  ------------------------------------

         Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout most of the United States principally through its Gentiva(R) Health Services and CareCentrix(R) brands.

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

         2.       Cash Equivalents, Restricted Cash and Short-term Investments
                  ------------------------------------------------------------

         The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $21.8 million at June 27, 2004 and December 28, 2003 represented segregated cash funds in a trust account designated as collateral under the Company's insurance programs. Interest in the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. The Company classifies investments with an original maturity of more than three months and less than one year on the acquisition date as short-term investments. Short-term investments are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

         3.       Medicare Revenues
                  -----------------

         Medicare revenues for the first six months of fiscal 2004 included approximately $9 million received in settlement of the Company's appeal filed with the U.S. Provider Reimbursement Review Board ("PRRB") related to the reopening of all of its 1997 cost reports (see Note 9), net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System ("PPS") in October 2000. In connection with the estimated repayment, the Centers for Medicare & Medicaid Services ("CMS") has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         4.       Earnings Per Share
                  ------------------

         Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                         Three Months Ended               Six Months Ended
                                                    -----------------------------   -----------------------------
                                                    June 27, 2004   June 29, 2003   June 27, 2004   June 29, 2003
                                                    -------------   -------------   -------------   -------------
     Net income                                     $       5,965   $       5,247   $      15,195   $      10,448
     ============================================================================   =============================
     Basic weighted average common
       shares outstanding                                  25,068          26,530          25,305          26,613

     Shares issuable upon the assumed exercise of
       stock options and in connection with the
       employee stock purchase plan using the
       treasury stock method                                1,750             960           1,662           1,022
                                                    -------------   -------------   -------------   -------------

     Diluted weighted average common
       shares outstanding                                  26,818          27,490          26,967          27,635
                                                    -------------   -------------   -------------   -------------
     ============================================================================   =============================
       Net income per common share:
          Basic                                     $        0.24   $        0.20   $        0.60   $        0.39
          Diluted                                   $        0.22   $        0.19   $        0.56   $        0.38
     ============================================================================   =============================

         5.       Disposition
                  -----------

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a gain on sale of approximately $0.9 million in the second quarter of fiscal 2004.

         6.       Revolving Credit Facility and Debt
                  ----------------------------------

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

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margins for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreased by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, was in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreased to
0.375 percent provided the minimum EBITDA target described above was achieved. The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of June 27, 2004.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitations on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003 and on May 26, 2004, the Company's credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined, equal to at least $60 million and to allow for the disposition of certain assets. As of June 27, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

         The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $137,500 in the period from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

         Total outstanding letters of credit were approximately $20.7 million as of June 27, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of June 27, 2004.

         During the first six months of fiscal 2004, the Company commenced implementation of a five-year capital lease for certain equipment. In connection with this lease, the Company recorded capital lease assets of approximately $1.4 million in fixed assets, net, current obligation of capital leases of $0.3 million in other accrued expenses and long-term capital lease obligations of $1.1 million in other liabilities.

         7.       Shareholders' Equity
                  --------------------

         Changes in shareholders' equity for the six months ended June 27, 2004 were as follows (in thousands):

                                                                             Additional
                                                               Common         Paid-in        Accumulated
                                                               Stock          Capital          Deficit         Total
                                                            ------------    ------------    ------------    ------------
Balance at December 28, 2003                                $      2,560    $    270,468    $    (95,849)   $    177,179

    Comprehensive income:
       Net income                                                     --              --          15,195          15,195

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (275,151 shares)                   28           1,551              --           1,579

    Repurchase of common stock at cost (1,014,847 shares)           (102)        (14,600)             --         (14,702)
                                                            ------------    ------------    ------------    ------------

Balance at June 27, 2004                                    $      2,486    $    257,419    $    (80,654)   $    179,251
                                                            ============    ============    ============    ============

            Comprehensive income amounted to $6.0 million and $5.2 million for the second quarter of fiscal 2004 and fiscal 2003, respectively, and $15.2 million and $10.4 million for the first six months of fiscal 2004 and fiscal 2003, respectively.

         The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 3,500,000 shares of its outstanding common stock. A summary of the shares repurchased under each program follows:

         Date                                  Shares                               Average
        Program             Shares           Repurchased                            Cost per         Program
       Announced          Authorized     as of June 27, 2004       Total Cost        Share       Completion Date
     --------------       ----------     -------------------      ------------      --------     ---------------
       May 16, 2003        1,000,000               1,000,000      $  9,082,353      $   9.08       July 23, 2003
     August 7, 2003        1,500,000               1,453,311      $ 20,043,169      $  13.79        July 8, 2004
       May 26, 2004        1,000,000                      --      $         --      $     --
                    -----------------------------------------------------------
                           3,500,000               2,453,311      $ 29,125,522      $  11.87
                    ===========================================================

         The repurchases will occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the second quarter and first six months of fiscal 2004, the Company repurchased 586,600 and 1,014,847 shares, respectively. As of June 27, 2004, the Company had remaining authorization to repurchase an aggregate of 1,046,689 shares of its outstanding common stock.

         During the period from June 28, 2004 to July 28, 2004, the Company repurchased an additional 503,200 shares of stock at a cost of $7.8 million, representing an average cost of $15.42 per share.

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

         The weighted average fair values of the Company's stock options granted during the first six months of fiscal 2004 and fiscal 2003, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                     Six Months Ended
                                           -----------------------------------
                                           June 27, 2004         June 29, 2003
                                           -------------         -------------

         Risk-free interest rate                    3.36%                 3.60%
         Expected volatility                          60%                   60%
         Expected life                       6 to 8 years          6 to 8 years
         Contractual life                        10 years              10 years
         Expected dividend yield                       0%                    0%
         Weighted average fair value
            of options granted                     $ 7.64                $ 5.22


         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first six months of fiscal 2004 and fiscal 2003 are as follows:

                                                   Six Months Ended
                                          -----------------------------------
                                          June 27, 2004         June 29, 2003
                                          -------------         -------------
         Risk-free interest rate                   1.02%                 1.25%
         Expected volatility                         28%                   32%
         Expected life                         0.5 years             0.5 years
         Expected dividend yield                      0%                    0%


         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                              Three Months Ended                 Six Months Ended
                                                        ------------------------------    ------------------------------
                                                        June 27, 2004    June 29, 2003    June 27, 2004    June 29, 2003
                                                        -------------    -------------    -------------    -------------
Net income - as reported                                $       5,965    $       5,247    $      15,195    $      10,448
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                  (717)            (470)          (1,412)            (820)
                                                        -------------    -------------    -------------    -------------
Net income - pro forma                                  $       5,248    $       4,777    $      13,783    $       9,628
                                                        =============    =============    =============    =============

Basic income per share - as reported                    $        0.24    $        0.20    $        0.60    $        0.39
Basic income per share - pro forma                      $        0.21    $        0.18    $        0.54    $        0.36

Diluted income per share - as reported                  $        0.22    $        0.19    $        0.56    $        0.38
Diluted income per share - pro forma                    $        0.20    $        0.17    $        0.51    $        0.35

         During the first six months of fiscal 2004, the Company granted 1,030,100 stock options to officers, directors and employees under its existing option plans at an average exercise price of $12.94. At June 27, 2004, there were 3,522,984 options outstanding at a weighted average exercise price of $8.15 per share.

         9.       Legal Matters
                  -------------

Litigation

         In addition to the matters referenced in this Note 9, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

         Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002, and discovery has commenced. The Company has denied the allegations of wrongdoing in the complaint and is defending itself vigorously in this matter. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. The parties are completing discovery; therefore, the Company cannot determine a range of damages, if any, at this time.

Government Matters

     PRRB Appeal
     -----------

         Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports, which were filed with the CMS, and were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the PRRB concerning this issue with respect to cost reports for the years 1997,

1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

         Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1997, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. The Company expects that the reopening of the 1998 cost reports will be completed during the second half of fiscal 2004. The reopening or audit of the cost reports for the years 1999 and 2000 is not expected to be completed before 2005. In view of changes in reimbursement and the Company's operations in periods subsequent to 1997, it is likely that any future recoveries relating to any cost report year from 1998 to 2000 will be significantly less than the 1997 settlement.

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

         In addition, the Company and Accredo Health, Incorporated ("Accredo") agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the Company's Specialty Pharmaceutical Services ("SPS") business to Accredo on June 13, 2002. The Company also agreed to indemnify Accredo for the retained liabilities and for tax liabilities and Accredo agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the acquisition. The representations and warranties generally survived for the period of two years after the closing of the acquisition, which period expired on June 13, 2004.

         Certain representations and warranties, however, continue to survive, including the survival of representations and warranties related to health care compliance for three years after the closing of the acquisition and the survival of representations and warranties related to tax matters until thirty days after the expiration of the applicable statute of limitations period, including any extensions of the applicable period, subject to certain exceptions. Accredo and the Company generally may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim, or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

         10.      Income Taxes
                  ------------

         The Company recorded federal and state income taxes of approximately $3.8 million for the second quarter ended June 27, 2004, of which $1.6 million represented a current provision and $2.2 million represented a deferred tax provision. For the six months ended June 27, 2004, the Company recorded a federal and state tax provision of $9.7 million, representing a current provision of $2.3 million and a deferred provision of $7.4 million. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent is due primarily to state taxes.

         State income taxes and federal alternative minimum taxes of $0.4 and $1.1 million were recorded for the second quarter and first six months of fiscal 2003, respectively. The Company's effective tax rates of approximately 7.8 percent for the second quarter and 9.2 percent for the first six months of fiscal 2003, were lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the Company's net operating loss carryforward and other deferred tax assets.

         Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                      --------------------------------------
                                                                        June 27, 2004      December 28, 2003
                                                                      -----------------    -----------------
Deferred tax assets - current
     Reserves and allowances                                          $          20,516    $          21,290
     Net operating loss and other carryforwards (Federal and state)               1,967                4,966
     Other                                                                          727                  208
                                                                      -----------------    -----------------
  Total current deferred tax assets                                              23,210               26,464

Deferred tax assets - non-current
     Amortization of intangible assets                                           27,444               29,085
     Depreciation of fixed assets                                                (1,756)                  23
     Developed software                                                          (1,667)              (1,083)
     Other                                                                         (390)                  --
                                                                      -----------------    -----------------
  Total non-current deferred tax assets (net)                                    23,631               28,025

Net deferred tax assets                                               $          46,841    $          54,489
                                                                      =================    =================

         As of June 27, 2004, the Company's tax credit carryforwards for income tax purposes were approximately $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

Forward-looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         o        general economic and business conditions;
         o        demographic changes;
         o changes in, or failure to comply with, existing governmental regulations;
         o        legislative proposals for health care reform;
         o        changes in Medicare and Medicaid reimbursement levels;
         o effects of competition in the markets in which the Company operates;
         o        liability and other claims asserted against the Company;
         o        ability to attract and retain qualified personnel;
         o        availability and terms of capital;
         o loss of significant contracts or reduction in revenue associated with major payer sources;

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

         Gentiva's direct home health services to patients include skilled nursing; physical, occupational, speech and neuro-rehabilitation therapy services; social work; nutrition; disease management education and help with daily living activities, as well as other therapies and services. The Company's specialty services involve physical therapist-led orthopedic rehabilitation services for patients who have had joint replacements or other major orthopedic surgery, and therapies for patients with balance issues who are prone to injury or immobility as a result of falling. Gentiva is also piloting a similar specialty program for cardiopulmonary services and expects to launch this program during the second half of fiscal 2004. The Company's neuro-rehabilitation services, known as Rehab Without Walls(R), provide home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

         Gentiva's national, regional and local administrative services for managed care organizations and self-insured employers -- provided through its CareCentrix(R) business unit -- include central access, care coordination, utilization management and claims processing. The Company is capable of coordinating a wide range of home care services, including traditional home nursing, chronic and acute infusion therapies and durable medical and respiratory equipment, to member patients of these managed care organizations.

         Consulting services to home health agencies are delivered primarily by the Company's Gentiva Consulting (formerly Gentiva Business Services) unit. These services include billing and collection activities, web-based caregiver training and credentialing, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

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

Results of Operations
---------------------

Net Revenues

(Dollars in millions)                     Second Quarter                         Six Months
                                 --------------------------------     -------------------------------
                                                        Percentage                          Percentage
                                   2004       2003       Variance       2004       2003      Variance
                                 --------   --------     --------     --------   --------    --------
Medicare                         $   53.8   $   42.0         28.3%    $  116.4   $   84.5        37.8%

Medicaid and other government        39.0       42.7         (8.7)        78.2       85.0        (8.0)

Commercial insurance and other      115.4      123.7         (6.7)       227.6      241.0        (5.6)
                                 ----------------------------------   --------------------------------
                                 $  208.2   $  208.4         (0.1%)   $  422.2   $  410.5         2.9%
                                 ==================================   ================================

         For the quarter ended June 27, 2004 as compared to the quarter ended June 29, 2003, net revenues declined by $0.2 million to $208.2 million from $208.4 million. Net revenues increased by $11.7 million to $422.2 million for the first six months of fiscal 2004 as compared to $410.5 million for the first six months of fiscal 2003.

         Medicare revenue growth, in the fiscal 2004 periods as compared to the fiscal 2003 periods, was driven by several factors including: (i) an increase in admissions of 13 percent for the second quarter and 17 percent for the first six months, (ii) growth in specialty services which generally generate a higher revenue per episode than other Medicare services, (iii) a 3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003, which was adjusted downward by 0.8 percent to 2.5 percent effective April 1, 2004, (iv) a 5 percent rate increase effective April 1, 2004 for the rural add-on related to home health services performed in specifically defined rural areas of the country, and (v) various operational and clinical process enhancements. The rate increases relating to the market basket change and rural add-on provision represented incremental revenue of $1.3 million and $2.7 million for the second quarter and first six months of fiscal 2004, respectively.

         In addition, for the first six months of fiscal 2004, Medicare revenues were impacted by two special items which contributed $8.0 million of the Medicare increase. The special items represented (i) approximately $9 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 cost reports and (ii) a revenue adjustment of $1.0 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, the CMS has recently determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         Medicaid and other government revenue decreased, in the fiscal 2004 periods as compared to the fiscal 2003 periods, primarily due to a reduction in the Company's participation in certain low-margin, hourly Medicaid and state and county health programs. Revenues relating to hourly Medicaid and state and county programs decreased $3.7 million and $6.4 million for the second quarter and first six months of fiscal 2004, respectively, as compared to the corresponding periods of fiscal 2003.

         Commercial insurance and other revenue decreased, in the fiscal 2004 periods as compared to the fiscal 2003 periods, due to a decline in revenue derived from CIGNA Health Corporation ("CIGNA") of $9.9 million, or 12.8 percent, and $22.2 million, or 14.4 percent, for the second quarter and first six months, respectively, related to a reduction in the number of enrolled CIGNA members in 2004, and lower revenue as well as related costs resulting from a change in the Company's delivery model of certain durable medical and respiratory equipment ("HME") products and services. The decline in CIGNA revenues was partially offset by an increase of $1.5 million, or 3.2 percent, and $8.7 million, or 10.0 percent, for the second quarter and first six months of fiscal 2004, respectively, in non-CIGNA, Commercial insurance and other revenue driven by unit volume and pricing increases from existing business as well as new contracts signed during the past year.

         Gross Profit

         (Dollars in millions)              Second Quarter                        Six Months
                                   --------------------------------    --------------------------------
                                     2004        2003      Variance      2004        2003      Variance
                                   --------    --------    --------    --------    --------    --------
         Gross profit              $   78.3    $   69.6    $    8.7    $  161.6    $  138.4    $   23.2
         As a percent of revenue       37.6%       33.4%        4.2%       38.3%       33.7%        4.6%

         As a percent of revenues, gross profit margins were positively impacted by 1.2 percentage points for the first six months of fiscal 2004 due to the two special items discussed above. Approximately one-half of the increase in gross profit margins in the second quarter and one-half of the remaining increase for the first six months of fiscal 2004 was due to a favorable change in business mix in which volume growth of Medicare business more than offset the anticipated revenue loss in certain low-margin Medicaid and local government programs, as well as in the CIGNA business. The balance of the gross margin percentage increase resulted from improved rates in both Medicare and managed care contracts, reduced workers compensation expenses and growth in the Company's specialty programs.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $5.6 million to $69.7 million for the quarter ended June 27, 2004, as compared to $64.1 million for the quarter ended June 29, 2003 and $10.9 million to $137.9 million for the six months ended June 27, 2004.

         Approximately one-third of the increases in selling, general and administrative expenses, including depreciation and amortization, related to increases in field operating and administrative costs to service incremental revenues, including revenues from the Company's specialty programs. The remaining increases related to (i) increased sales and clinical care coordination expenses, (ii) incremental costs associated with both strategic and other information technology initiatives, (iii) costs associated with the reconfiguration of the Company's CareCentrix network of HME providers and (iv) various other costs.

         Gain on Sale of Canadian Investment

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a gain on sale of approximately $0.9 million in the second quarter of fiscal 2004.

         Interest Income, Net

         Net interest income was approximately $0.2 million for the quarter ended June 27, 2004, and $0.1 million for the quarter ended June 29, 2003. Net interest income included interest income of approximately $0.5 million for the second quarter of fiscal 2004 and $0.4 million for the second quarter of fiscal 2003, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Net interest income was approximately $0.3 million for the six months ended June 27, 2004 compared to $0.2 million for the six months ended June 29, 2003. Net interest income for the first six months of fiscal years 2004 and 2003 represented interest income of $0.8 million and $0.7 million, respectively, partially offset by interest expense of $0.5 million in both the fiscal 2004 and fiscal 2003 six month periods.

         Income Taxes

         The Company recorded federal and state income taxes of approximately $3.8 million for the second quarter ended June 27, 2004, of which $1.6 million represented a current provision and $2.2 million represented a deferred tax provision. For the six months ended June 27, 2004, the Company recorded a federal and state tax provision of $9.7 million, representing a current provision of $2.3 million and a deferred provision of $7.4 million. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent is due primarily to state taxes.

         State income taxes and federal alternative minimum taxes of $0.4 and $1.1 million were recorded for the second quarter and first six months of fiscal 2003, respectively. The Company's effective tax rate of approximately 7.8 percent for the second quarter and 9.2 percent for the first six months of fiscal 2003 was lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the net operating loss carryforward and other deferred tax assets.

         Net Income

         For the second quarter of fiscal 2004, net income was $6.0 million, or $0.22 per diluted share, compared with net income of $5.2 million, or $0.19 per diluted share, for the corresponding period of 2003.

         For the first six months of fiscal 2004, net income was $15.2 million, or $0.56 per diluted share, compared with net income of $10.4 million, or $0.38 per diluted share for the first six months of fiscal 2003. Net income for the first six months of fiscal 2004 included two special items related to Medicare, noted in the Net Revenues section above, which had a net positive impact of $4.9 million, or $0.18 per diluted share.

         Net income for both the second quarter and first six months of fiscal 2004 included a net gain of $0.6 million, or $0.02 per diluted share, on the sale of the Company's 19.9 percent interest in a Canadian home care company. See
Note 5 to the Company's consolidated financial statements.

         Net income for the second quarter and first six months of fiscal 2003 reflected the positive impact of lower effective tax rates of 7.8 percent and
9.2 percent, respectively.

Liquidity and Capital Resources
-------------------------------

         Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Net cash provided by operating activities for the six months ended June 27, 2004 was $15.7 million. In addition, the Company received cash proceeds of $4.1 million during the second quarter of 2004 in connection with the sale of the Company's investment in a Canadian home-care business. These cash resources were primarily used to fund capital expenditures of $5.5 million and repurchase shares of the Company's common stock of $14.7 million during the first six months of fiscal 2004.

         Days Sales Outstanding ("DSO") as of June 27, 2004, decreased by 1 day to 58 days, from December 28, 2003. Working capital at June 27, 2004 was approximately $143 million, an increase of $7 million as compared to approximately $136 million at December 28, 2003, primarily due to:

         o        a $1 million increase in cash;

         o        a $1 million increase in accounts receivable;

         o        a $1 million increase in prepaid expenses and other assets;
                  and

         o a $7 million decrease in current liabilities for accounts payable ($4 million), obligations under insurance programs ($1 million), other current liabilities ($4 million), net of increases in payroll ($1 million) and Medicare liabilities ($1 million); offset by a $3 million decrease in deferred tax assets.

         The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

                                       Three Months Ended                 Six Months Ended
                                 ------------------------------    ------------------------------
                                 June 27, 2004    June 29, 2003    June 27, 2004    June 29, 2003
                                 -------------    -------------    -------------    -------------
Medicare                                    26%              20%              28%              21%
Medicaid and other government               19               21               19               21
Commercial insurance and other              55               59               53               58
                                 -------------    -------------    -------------    -------------
                                           100%             100%             100%             100%
                                 =============    =============    =============    =============

         On October 1, 2003, a 3.3 percent Medicare market basket rate increase became effective for patients on service on or after October 1, 2003. Effective April 1, 2004, this increase was reduced by 0.8 percent to 2.5 percent for open episodes of care on or after April 1, 2004. In addition, Medicare reimbursement was increased 5 percent for the rural add-on related to home health services performed in specifically defined rural areas of the country, effective April 1, 2004. These two reimbursement changes are not expected to have a material effect on Company results for the remainder of 2004.

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

         The Company is party to a contract with CIGNA, pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by CIGNA. For the second quarter and first six months of fiscal 2004, CIGNA accounted for approximately 32 percent and 31 percent of the Company's total net revenues, respectively, compared to approximately 37 percent and 38 percent for the second quarter and first six months of fiscal 2003, respectively. The Company extended its relationship with CIGNA by entering into a new national home health care contract, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, CIGNA has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If CIGNA chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Net revenues generated under capitated agreements with managed care payers were approximately 12 percent of total net revenues for the second quarter and first six months of fiscal 2004, and 15 percent and 16 percent for the second quarter and first six months of fiscal 2003, respectively. Fee-for-service contracts with other commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

         The Company's credit facility, which was amended on August 7, 2003 and May 26, 2004 as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender. Borrowing availability under the credit facility was reduced by $10 million until such quarter in 2003 in which the trailing 12 month EBITDA, excluding certain restructuring costs and special charges recorded by the Company during fiscal 2002, as defined, exceeded $15 million. As of March 30, 2003, the trailing 12 months EBITDA threshold was achieved and the availability restriction lifted, effective June 1, 2003.

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus
3.25 percent or the lender's prime rate plus 1.25 percent. In addition, the Company was required to pay a fee equal to 2.5 percent per annum of the aggregate face amount of outstanding letters of credit. Beginning in 2003, the applicable margins for the LIBOR borrowing, prime rate borrowing and letter of credit fees decreased by 0.25 percent to 3.0 percent, 1.0 percent, and 2.25 percent, respectively, provided that the Company's trailing 12 month EBITDA, excluding certain restructuring costs and special charges, as defined, was in excess of $20 million. The Company was also subject to an unused line fee equal to 0.50 percent per annum of the average daily difference between the total revolving credit facility amount, as defined, and the total outstanding borrowings and letters of credit. Beginning in 2003, the unused credit line fee decreased to 0.375 percent provided the minimum EBITDA target described above was achieved.

The higher margins and fees are subject to reinstatement in the event that the Company's trailing 12 month EBITDA falls below $20 million. The Company met this minimum EBITDA requirement as of March 30, 2003, with the rate reduction effective June 1, 2003, and continued to meet this requirement as of June 27, 2004.

         Total outstanding letters of credit were $20.7 million as of June 27, 2004. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of June 27, 2004, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $34 million.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitations on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003 and May 26, 2004, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined, equal to at least $60 million and to allow for the disposition of certain assets. As of June 27, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

          The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $137,500 in the period from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

         The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of June 27, 2004, the Company was in compliance with these provisions.

         The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk but is substantially self-insured for most of these claims. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and cur-rent enrollment statistics, industry statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

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

         Capital Expenditures

         The Company's capital expenditures for the six months ended June 27, 2004 were $5.5 million, excluding equipment capitalized under capital lease obligations of $1.4 million, as compared to $3.9 million for the same period in fiscal 2003. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and systems infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2004 will range between $9.0 million and $12.0 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $111.1 million as of June 27, 2004. The restricted cash relates to cash funds of $21.8 million that have been segregated in a trust account to provide additional collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

         The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

         The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 3,500,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the first six months of fiscal 2004, the Company repurchased 1,014,847 shares of its outstanding common stock at an average cost of $14.49 per share and a total cost of approximately $14.7 million. As of June 27, 2004, the Company had remaining authorization to repurchase an aggregate of 1,046,689 shares of its outstanding common stock. During the period from June 28, 2003 to July 28, 2004, the Company repurchased an additional 503,200 shares of common stock at a cost of $7.8 million, representing an average cost of $15.42 per share. See also Note 7 and
Part II, Item 2, of this Form 10-Q.

         Contractual Obligations and Commercial Commitments

         At June 27, 2004, the Company had no long-term debt. During the first six months of fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease, the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at June 27, 2004, are as follows (in thousands):

                                                           Payment due by period
                                       ---------------------------------------------------------
                                                   Less than                           More than
         Contractual Obligations         Total      1 year     1-3 years   4-5 years    5 years
         -----------------------       ---------   ---------   ---------   ---------   ---------
         Long-term debt obligations    $      --   $      --   $      --   $      --   $      --
         Capital lease obligations         1,283         268         577         438          --
         Operating lease obligations      57,811      18,832      25,269       9,083       4,627
         Purchase obligations                400         400          --          --          --
                                       ---------------------------------------------------------
            Total                      $  59,494   $  19,500   $  25,846   $   9,521   $   4,627
                                       =========================================================

          The Company had total letters of credit outstanding under its credit facility of approximately $20.7 million at June 27, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations, as further discussed above under the caption "Cash Resources and Obligations".

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

            Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at June 27, 2004.

Item 4.           Controls and Procedures
                  -----------------------

         Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

         Changes in internal control over financial reporting.

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                  --------------------------------------------------------------

                  (e)   Issuer Purchases of Equity Securities (1)

                                                                                        (c) Total Number   (d) Maximum Number
                                                      (a) Total                     of Shares Purchased    of Shares that May
                                                         Number     (b) Average     as Part of Publicly      Yet be Purchased
                                                      of Shares      Price Paid         Announced Plans       Under the Plans
                            Period                    Purchased       per Share             or Programs           or Programs
                            ------                    ---------      ----------             -----------           -----------
                  April (3/29/04 - 4/25/04)              60,000      $    15.61                  60,000               573,289
                  May (4/26/04 - 5/23/04)               425,600      $    14.88                 425,600               147,689
                  June (5/24/04 - 6/27/04)              101,000      $    15.85                 101,000             1,046,689
                                                ---------------  --------------     -------------------
                     Total                              586,600      $    15.12                 586,600
                                                ===============  ==============     ===================

                  (1) On August 7, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. By the end of the period covered by the table, 1,453,311 of such shares had been repurchased. On May 26, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         (a)      The Annual Meeting of Shareholders was held on May 14, 2004.

         (c)      i)    The following individuals were elected as Class I
                        directors by votes as follows:

                  --------------------------------------------------------------
                  Name                      Votes FOR            Votes WITHHELD
                  ----                      ---------            --------------
                  --------------------------------------------------------------
                  Victor F. Ganzi           21,256,760                  548,622
                  --------------------------------------------------------------
                  Josh S. Weston            19,742,515                2,062,907
                  --------------------------------------------------------------
                  Gail R. Wilensky          21,594,731                  210,691
                  --------------------------------------------------------------

                  ii) The proposal to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2004 was approved by votes as follows:

                  --------------------------------------------------------------
                    FOR:                                 21,245,654
                  --------------------------------------------------------------
                    AGAINST:                                535,175
                  --------------------------------------------------------------
                    ABSTAIN:                                 24,593
                  --------------------------------------------------------------
                    BROKER NONVOTES:                              0
                  --------------------------------------------------------------


                  iii) The proposal to approve the Company's 2004 Equity Incentive Plan was approved by votes as follows:

                  --------------------------------------------------------------
                    FOR:                                 11,222,140
                  --------------------------------------------------------------
                    AGAINST:                              4,902,148
                  --------------------------------------------------------------
                    ABSTAIN:                                318,668
                  --------------------------------------------------------------
                    BROKER NONVOTES:                      5,362,466
                  --------------------------------------------------------------


Item 5.           Other Information
                  -----------------

         (a) In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, which will remain in effect until August 18, 2004. The corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its nursing brand (but excludes the SPS business), and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

                           The Company's compliance program is required to be
                  implemented for all newly established or acquired business units if their type of business is covered by the corporate integrity agreement. Reports under the corporate integrity agreement are to be filed annually with the Department of Health and Human Services, Office of Inspector General. After the corporate integrity agreement expires, the Company is to file a final annual report with the government. The Company believes it is in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company fails to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties.

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

                 3.3               Restated By-Laws of Company. (2)

                 4.1               Specimen of common stock. (4)

                 4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

                 4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

                10.1               Company's 2004 Equity Incentive Plan. (5) +

                10.2 Fourth Amendment dated May 26, 2004 to Loan and Security Agreement dated June 13, 2002, by and between Fleet Capital Corporation, as Administrative Agent on behalf of lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein. *

                31.1 Certification of Chief Executive Officer dated August 4, 2004 pursuant to Rule 13a-14(a).*

                31.2 Certification of Chief Financial Officer dated August 4, 2004 pursuant to Rule 13a-14(a).*

                32.1 Certification of Chief Executive Officer dated August 4, 2004 pursuant to 18 U.S.C.
                                   Section 1350.*

                32.2 Certification of Chief Financial Officer dated August 4, 2004 pursuant to 18 U.S.C.
                                   Section 1350.*

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

     (5) Incorporated herein by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Company dated April 8, 2004.

                *   Filed herewith.

                + Management contract or compensatory plan or arrangement.


     (b)        Reports on Form 8-K
                -------------------

                On April 29, 2004, the Company furnished a report on Form 8-K
         (i) furnishing in Item 7 as an exhibit a press release covering the Company's 2004 first quarter consolidated earnings and (ii) reporting in Item 12 the issuance of the Company's press release on the subject of its 2004 first quarter consolidated earnings.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENTIVA HEALTH SERVICES, INC.

                                            (Registrant)



Date:  August 4, 2004                       /s/ RONALD A. MALONE
                                            ------------------------------------
                                            Ronald A. Malone
                                            Chairman and Chief Executive Officer

Date:  August 4, 2004                       /s/ JOHN R. POTAPCHUK
                                            ------------------------------------
                                            John R. Potapchuk
                                            Senior Vice President and
                                            Chief Financial Officer