Form 10-Q
period 2004-09-26
GENTIVA HEALTH SERVICES INC
filed 2004-11-03
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the registrant's Common Stock, as of October 28, 2004, was 24,020,922.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) -
              September 26, 2004 and December 28, 2003                          3

              Consolidated Statements of Income (Unaudited) -
              Three and Nine Months Ended September 26, 2004
              and September 28, 2003                                            4

              Consolidated Statements of Cash Flows (Unaudited)
              - Nine Months Ended September 26, 2004 and September 28, 2003     5

              Notes to Consolidated Financial Statements (Unaudited)            6-14

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         14-25

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

     Item 4.  Controls and Procedures                                           25-26

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                 27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27

     Item 3.  Defaults Upon Senior Securities                                   27

     Item 4.  Submission of Matters to a Vote of Security Holders               27

     Item 5.  Other Information                                                 27-28

     Item 6.  Exhibits                                                          28-29

SIGNATURES                                                                      30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                    September 26, 2004      December 28, 2003
                                                                    ------------------      -----------------
ASSETS
Current assets:
     Cash, cash equivalents and restricted cash                          $  96,518              $ 100,013
     Short-term investments                                                 10,000                 10,000
     Receivables, less allowance for doubtful accounts of
        $7,687 and $7,936 in 2004 and 2003, respectively                   127,345                132,998
     Deferred tax assets                                                    21,667                 26,464
     Prepaid expenses and other current assets                               7,227                  6,524
                                                                         ---------              ---------
           Total current assets                                            262,757                275,999

Fixed assets, net                                                           18,457                 15,135
Deferred tax assets, net                                                    22,798                 28,025
Other assets                                                                15,009                 15,929
                                                                         ---------              ---------
           Total assets                                                  $ 319,021              $ 335,088
                                                                         =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  13,236              $  16,079
     Payroll and related taxes                                               9,976                 12,932
     Medicare liabilities                                                   12,591                 12,736
     Cost of claims incurred but not reported                               26,297                 28,525
     Obligations under insurance programs                                   36,591                 37,200
     Other accrued expenses                                                 29,772                 32,230
                                                                         ---------              ---------
           Total current liabilities                                       128,463                139,702

Other liabilities                                                           20,528                 18,207

Shareholders' equity:
     Common stock, $.10 par value; authorized 100,000,000
       shares; issued and outstanding 24,079,522 and
       25,598,301 shares in 2004 and 2003, respectively                      2,408                  2,560
     Additional paid-in capital                                            243,877                270,468
     Accumulated deficit                                                   (76,255)               (95,849)
                                                                         ---------              ---------
           Total shareholders' equity                                      170,030                177,179
                                                                         ---------              ---------

           Total liabilities and shareholders' equity                    $ 319,021              $ 335,088
                                                                         =========              =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                              --------------------------------------     ---------------------------------------
                                              September 26, 2004  September 28, 2003     September 26, 2004   September 28, 2003
                                              ------------------  ------------------     ------------------   ------------------
Net revenues                                      $ 198,070           $ 199,698              $ 620,223            $ 610,160
Cost of services sold                               122,539             130,457                383,092              402,529
                                                  ---------           ---------              ---------            ---------
     Gross profit                                    75,531              69,241                237,131              207,631
Selling, general and administrative expenses        (67,227)            (62,738)              (201,405)            (186,332)

Depreciation and amortization                        (1,756)             (1,689)                (5,505)              (5,164)
                                                  ---------           ---------              ---------            ---------
     Operating income                                 6,548               4,814                 30,221               16,135
Gain on sale of Canadian investment                      --                  --                    946                   --
Interest income, net                                    248                  93                    538                  275
                                                  ---------           ---------              ---------            ---------
     Income before income taxes                       6,796               4,907                 31,705               16,410
Income tax expense                                   (2,397)               (360)               (12,111)              (1,415)
                                                  ---------           ---------              ---------            ---------
     Net income                                   $   4,399           $   4,547              $  19,594            $  14,995
                                                  =========           =========              =========            =========

Net income per common share:
     Basic                                        $    0.18           $    0.18              $    0.78            $    0.57
                                                  =========           =========              =========            =========
     Diluted                                      $    0.17           $    0.17              $    0.74            $    0.55
                                                  =========           =========              =========            =========

Weighted average shares outstanding:
     Basic                                           24,422              25,972                 25,011               26,399
                                                  =========           =========              =========            =========
     Diluted                                         26,034              27,098                 26,645               27,452
                                                  =========           =========              =========            =========


See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                      -----------------------------------------
                                                                      September 26, 2004     September 28, 2003
                                                                      ------------------     ------------------
OPERATING ACTIVITIES:
Net income                                                                  $ 19,594              $  14,995
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                                             5,505                  5,164
     Provision for doubtful accounts                                           4,708                  5,544
     Gain on sale of Canadian investment                                        (946)                    --
     Deferred income tax expense                                               9,743                     --
Changes in assets and liabilities, net of acquisitions/divestitures
     Accounts receivable                                                         945                (10,773)
     Prepaid expenses and other current assets                                (1,144)                 3,682
     Current liabilities                                                     (12,102)                  (969)
Other, net                                                                       657                 (1,295)
                                                                            --------              ---------
Net cash provided by operating activities                                     26,960                 16,348
                                                                            --------              ---------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                      (7,607)                (4,725)
Proceeds from sale of assets                                                   4,123                    200
Acquisition of businesses                                                         --                 (1,300)
Purchase of short-term investments                                           (10,000)               (14,900)
Maturities of short-term investments                                          10,000                 14,935
                                                                            --------              ---------
Net cash used in investing activities                                         (3,484)                (5,790)
                                                                            --------              ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                         3,420                  2,179
Repurchases of common stock                                                  (30,163)                (9,651)
Repayment of capital lease obligations                                          (228)                    --
                                                                            --------              ---------
Net cash used in financing activities                                        (26,971)                (7,472)
                                                                            --------              ---------

Net change in cash, cash equivalents and restricted cash                      (3,495)                 3,086
Cash, cash equivalents and restricted cash at beginning of period            100,013                101,241
                                                                            --------              ---------
Cash, cash equivalents and restricted cash at end of period                 $ 96,518              $ 104,327
                                                                            ========              =========
Supplemental Cash Flow Information
Income taxes paid, net of refunds                                           $  3,587              $   1,972
                                                                            ========              =========
Supplemental Schedule of Non-Cash Investing and Financing
Activities

Fixed assets acquired under capital lease                                   $  1,443              $      --
                                                                            ========              =========


See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     1.   Background and Basis of Presentation

     Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides home health services throughout the United States principally through its Gentiva(R) Health Services and CareCentrix(R) brands.

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

     2.   Cash Equivalents, Restricted Cash and Short-term Investments

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $21.8 million at September 26, 2004 and December 28, 2003 represented segregated cash funds in a trust account designated as collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. The Company classifies investments with an original maturity of more than three months and less than one year on the acquisition date as short-term investments. Short-term investments are classified as "held to maturity" investments and are reported at amortized cost which approximates fair value.

     3.   Medicare Revenues

     Medicare revenues for the third quarter of fiscal 2004 included funds received of approximately $1.1 million related to the $1.4 million settlement of the Company's appeal filed with the U.S. Provider Reimbursement Review Board ("PRRB") related to the reopening of all of its 1998 cost reports. See Note 9.

     Medicare revenues for the first nine months of fiscal 2004 included approximately $10.1 million received in settlement of the Company's appeals filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports, net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System ("PPS") in October 2000. In connection with the estimated repayment, the Centers for Medicare & Medicaid Services ("CMS") has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

     4.   Earnings Per Share

     Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                          Three Months Ended                       Nine Months Ended
                                               --------------------------------------    ---------------------------------------
                                               September 26, 2004   September 28, 2003   September 26, 2004   September 28, 2003
                                               ------------------   ------------------   ------------------   ------------------
     Net income                                     $  4,399            $  4,547               $ 19,594           $ 14,995
     ================================================================================    =======================================
     Basic weighted average common
       shares outstanding                             24,422              25,972                 25,011             26,399

     Shares issuable upon the assumed
       exercise of stock options and in
       connection with the employee stock
       purchase plan using the
       treasury stock method                           1,612               1,126                  1,634              1,053
                                                    --------            --------               --------           --------

     Diluted weighted average common
       shares outstanding                             26,034              27,098                 26,645             27,452
                                                    --------            --------               --------           --------
     ================================================================================    =======================================

     Net income per common share:
       Basic                                        $   0.18            $   0.18               $   0.78           $   0.57
       Diluted                                      $   0.17            $   0.17               $   0.74           $   0.55
     ================================================================================    =======================================

     5.   Disposition

     On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million in the second quarter of fiscal 2004 and recorded a gain on sale of approximately $0.9 million which is reflected in the consolidated statement of income for the nine months ended September 26, 2004.

     6.   Revolving Credit Facility and Debt

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

     At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and
1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and 0.50 percent, respectively. The higher margins and fees were in effect prior to June 1, 2003.

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitations on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003 and on May 26, 2004, the Company's credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined, equal to at least $60 million and to allow for the disposition of certain assets. As of September 26, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

     The credit facility further provides that if the agreement is terminated for any reason in the period from June 13, 2004 to June 12, 2005, the Company must pay an early termination fee equal to $137,500. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     Total outstanding letters of credit were approximately $20.2 million as of September 26, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of September 26, 2004.

     During the first nine months of fiscal 2004, the Company commenced implementation of a five-year capital lease for certain equipment. In connection with this lease, the Company recorded capital lease assets of approximately $1.4 million in fixed assets, net, current obligation of capital leases of $0.3 million in other accrued expenses and long-term capital lease obligations of $1.1 million in other liabilities.

     7.   Shareholders' Equity

     Changes in shareholders' equity for the nine months ended September 26, 2004 were as follows (in thousands):

                                                                          Additional
                                                                Common      Paid-in       Accumulated
                                                                 Stock      Capital          Deficit          Total
                                                               -------    ----------      -----------       ---------
Balance at December 28, 2003                                   $ 2,560     $ 270,468       $ (95,849)       $ 177,179

  Comprehensive income:
    Net income                                                      --            --          19,594           19,594

  Issuance of stock upon exercise of
    stock options and under stock plans
    for employees and directors (508,061 shares)                    51         3,369              --            3,420

  Repurchase of common stock at cost (2,026,840 shares)           (203)      (29,960)             --          (30,163)
                                                               -------     ---------       ---------        ---------

Balance at September 26, 2004                                  $ 2,408     $ 243,877       $ (76,255)       $ 170,030
                                                               =======     =========       =========        =========

     Comprehensive income amounted to $4.4 million and $4.5 million for the third quarter of fiscal 2004 and fiscal 2003, respectively, and $19.6 million and $15.0 million for the first nine months of fiscal 2004 and fiscal 2003, respectively.

     The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 4,500,000 shares of its outstanding common stock. A summary of the shares repurchased under each program follows:

    Date                                    Shares                                    Average
  Program              Shares            Repurchased                                 Cost per          Program
  Announced          Authorized     as of September 26, 2004        Total Cost         Share       Completion Date
 -----------         ----------     ------------------------        ----------         -----       ---------------
   May 16, 2003       1,000,000                    1,000,000       $  9,082,353       $  9.08         July 23, 2003
 August 7, 2003       1,500,000                    1,500,000       $ 20,779,291       $ 13.85          July 8, 2004
   May 26, 2004       1,000,000                      965,304       $ 14,724,872       $ 15.25      October 13, 2004
August 10, 2004       1,000,000                           --       $         --       $    --
                    -------------------------------------------------------------------------
                      4,500,000                    3,465,304       $ 44,586,516       $ 12.87
                    =========================================================================

     Repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the third quarter and first nine months of fiscal 2004, the Company repurchased 1,011,993 and 2,026,840 shares, respectively, at an average cost per share of $15.28 and $14.88, respectively. As of September 26, 2004, the Company had remaining authorization to repurchase an aggregate of 1,034,696 shares of its outstanding common stock.

     During the period from September 27, 2004 to October 28, 2004, the Company repurchased an additional 59,100 shares of common stock at a cost of $1.0 million, representing an average cost of $16.29 per share.

     8.   Stock Plans

     In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan") as a replacement for the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any employee, consultant or director is 500,000. The 2004 Plan permits granting of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company's common stock on the date of grant. As of September 26, 2004, the Company had 3,929,207 shares available for issuance under the 2004 Plan.

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

     The weighted average fair values of the Company's stock options granted during the first nine months of fiscal 2004 and fiscal 2003, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                   Nine Months Ended
                                      ---------------------------------------
                                      September 26, 2004   September 28, 2003
                                      ------------------   ------------------
     Risk-free interest rate                       3.36%                 3.52%
     Expected volatility                             60%                   60%
     Expected life                          6 to 8 years          6 to 8 years
     Contractual life                           10 years              10 years
     Expected dividend yield                          0%                    0%
     Weighted average fair value
       of options granted                         $ 7.65               $ 5.24

     Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first nine months of fiscal 2004 and fiscal 2003 are as follows:

                                                 Nine Months Ended
                             -------------------------------------------------------------
                                   September 26, 2004               September 28, 2003
                             ------------------------------   ----------------------------
                             1st offering     2nd offering    1st offering   2nd offering
                                Period           Period          Period         Period
                                ------           ------          ------         ------
Risk-free interest rate            1.02%            1.76%           1.25%          0.97%
Expected volatility                  28%              30%             32%            29%
Expected life                  0.5 years        0.5 years       0.5 years      0.5 years
Expected dividend yield               0%               0%              0%             0%

     The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                     Three Months Ended                        Nine Months Ended
                                         ----------------------------------------   ---------------------------------------
                                         September 26, 2004    September 28, 2003   September 26, 2004   September 28, 2003
                                         ------------------    ------------------   ------------------   ------------------
Net income - as reported                           $ 4,399               $ 4,547             $ 19,594             $ 14,995
Deduct: Total stock-based
        compensation expense
        determined under fair
        value based method for
        all awards, net of tax                        (753)                 (343)              (2,165)              (1,163)
                                                   -------               -------             --------             --------
Net income - pro forma                             $ 3,646               $ 4,204             $ 17,429             $ 13,832
                                                   =======               =======             ========             ========
Basic income per share - as reported               $  0.18               $  0.18             $   0.78             $   0.57
Basic income per share - pro forma                 $  0.15               $  0.16             $   0.70             $   0.52

Diluted income per share - as reported             $  0.17               $  0.17             $   0.74             $   0.55
Diluted income per share - pro forma               $  0.14               $  0.16             $   0.65             $   0.50

     During the third quarter of fiscal 2004, the Company issued 110,279 shares under its ESPP relating to the first offering period. During the first nine months of fiscal 2004, the Company granted 1,030,100 stock options to officers, directors and employees under its existing option plans at an average exercise price of $12.95. At September 26, 2004, there were 3,320,338 options outstanding at a weighted average exercise price of $8.22 per share.

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

     In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement ("NPRs") and (iii) make appropriate payments to the Company be completed in early 2004. Cost reports relating to years subsequent to 1997 will be reopened after the process for the 1997 cost reports is completed.

     On February 17, 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year was $9.0 million. As of March 28, 2004, the Company had received the funds and recorded the adjustment of $9.0 million as net revenues for the first quarter of fiscal 2004.

     During the third quarter of 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1998 cost reports and determined that the adjustment to allowable costs for that year was $1.4 million. As of September 26, 2004, the Company had received and recorded $1.1 million of the adjustment as net revenues for the third quarter of fiscal 2004. During the fourth quarter of 2004, the Company expects to receive the remaining funds of $0.3 million and record the adjustment as net revenues in the consolidated financial statements.

     Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1998, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. The reopening of the 1999 cost reports and the audit of the 2000 cost reports are not expected to be completed before 2005. It is likely that future recoveries for either year resulting from the application of the modified methodology required by the Administrative Resolution will be significantly less than the 1997 settlement but greater than the 1998 settlement.

   Subpoena

     On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company.

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

     10.  Income Taxes

     The Company recorded federal and state income taxes of approximately $2.4 million for the third quarter ended September 26, 2004, of which $0.1 million represented a current provision and $2.3 million represented a deferred tax provision. For the nine months ended September 26, 2004, the Company recorded a federal and state tax provision of $12.1 million, representing a current provision of $2.4 million and a deferred provision of $9.7 million. The differences between the Company's effective tax rates of approximately 35.3% for the third quarter of fiscal 2004 and 38.2% for the first nine months of fiscal 2004 and the statutory income tax rate were due primarily to state income taxes, net of federal benefit. During the third quarter of fiscal 2004, the Company determined that sufficient state taxable income had been generated to recognize a certain amount of prior year state net operating losses resulting in a lower effective state income tax rate for the first nine months of fiscal 2004.

     State income taxes and federal alternative minimum taxes of $0.4 million and $1.4 million were recorded for the third quarter and first nine months of fiscal 2003, respectively. The Company's effective tax rates of approximately
7.3 percent for the third quarter of fiscal 2003 and 8.6 percent for the first nine months of fiscal 2003 were lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the Company's net operating loss carryforward and other deferred tax assets.

     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                          ------------------    -----------------
                                                          September 26, 2004    December 28, 2003
                                                          ------------------    -----------------
Deferred tax assets - current
  Reserves and allowances                                         $ 20,358              $ 21,290
  Net operating loss and other carryforwards
  (federal and state)                                                  444                 4,966
  Other                                                                865                   208
                                                                  --------              --------
Total current deferred tax assets                                   21,667                26,464

Deferred tax assets - non-current
  Amortization of intangible assets                                 26,623                29,085
  Depreciation of fixed assets                                      (1,718)                   23
  Developed software                                                (1,787)               (1,083)
  Other                                                               (320)                   --
                                                                  --------              --------
Total non-current deferred tax assets (net)                         22,798                28,025

Net deferred tax assets                                           $ 44,465              $ 54,489
                                                                  ========              ========

     As of September 26, 2004, the Company's tax credit carryforwards for income tax purposes were approximately $0.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     o    general economic and business conditions;
     o    demographic changes;
     o changes in, or failure to comply with, existing governmental regulations;
     o    legislative proposals for health care reform;
     o    changes in Medicare and Medicaid reimbursement levels;
     o    effects of competition in the markets in which the Company operates;
     o    liability and other claims asserted against the Company;
     o    ability to attract and retain qualified personnel;
     o    availability and terms of capital;
     o loss of significant contracts or reduction in revenue associated with major payer sources;
     o    ability of customers to pay for services;
     o    business disruption due to natural disasters or terrorist acts;
     o    a material shift in utilization within capitated agreements; and
     o changes in estimates and judgments associated with critical accounting policies.

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

Overview

     Gentiva is the nation's largest provider of comprehensive home health services, based on the amount of revenues derived from the provision of skilled home nursing services to patients. The Company generates revenues and profits primarily by providing (i) home health care services on a direct basis to patients, including specialty services and neuro-rehabilitation services; (ii) home health care services on an indirect basis through the delivery of national, regional and local administrative services to managed care organizations and self-insured employers; and (iii) home health care consulting services to independent and hospital-based home health agencies.

     Gentiva's direct home health care services to patients include skilled nursing; physical, occupational, speech and neuro-rehabilitation therapy services; social work; nutrition; disease management education and help with daily living activities, as well as other therapies and services. The Company's specialty services involve physical therapist-led orthopedic rehabilitation services for patients who have had joint replacements or other major orthopedic surgery, and therapies for patients with balance issues who are prone to injury or immobility as a result of falling. Gentiva is also piloting a similar specialty program for cardiopulmonary services and expects to launch this program during the fourth quarter of 2004. The Company's neuro-rehabilitation services, known as Rehab Without Walls(R), provide home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

     Gentiva's indirect home health care services represented by national, regional and local administrative services for managed care organizations and self-insured employers -- provided through its CareCentrix(R) business unit -- include central access, care coordination, utilization management and claims processing. The Company is capable of coordinating a wide range of home care services, including traditional home nursing, chronic and acute infusion therapies and durable medical and respiratory equipment, to member patients of these managed care organizations.

     Consulting services to home health agencies are delivered primarily by the Company's Gentiva Consulting (formerly Gentiva Business Services) unit. These services include billing and collection activities, web-based caregiver training and credentialing, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

     The Company's services can be delivered across the United States 24 hours a day, 7 days a week. Direct home health services to patients are delivered through more than 350 owned and operated direct service delivery units in approximately 250 locations in 35 states, including over 40 locations in Florida. Administrative services for managed care organizations and self-insured employers are coordinated within four regional coordination centers.

Home care services provided to member patients of these organizations are delivered through Company-owned and third-party credentialed provider locations covering the United States.

Results of Operations

Net Revenues

(Dollars in millions)                      Third Quarter                       Nine Months
                                  ------------------------------   ----------------------------------
                                                     Percentage                           Percentage
                                     2004     2003    Variance         2004       2003     Variance
                                     ----     ----    --------         ----       ----     --------
Medicare                           $  52.3  $  44.0    18.9%         $ 168.7    $ 128.5     31.3%
Medicaid and local government         38.0     40.7    (6.6)           116.2      125.7     (7.6)
Commercial insurance and other       107.8    115.0    (6.3)           335.3      356.0     (5.8)
                                  -----------------------------    ----------------------------------
                                   $ 198.1  $ 199.7    (0.8%)        $ 620.2    $ 610.2      1.6%
                                  =============================    ==================================

     For the quarter ended September 26, 2004 as compared to the quarter ended September 28, 2003, net revenues declined by $1.6 million to $198.1 million from $199.7 million. Net revenues increased by $10.0 million to $620.2 million for the first nine months of fiscal 2004 as compared to $610.2 million for the first nine months of fiscal 2003

     Medicare revenue growth in the fiscal 2004 periods as compared to the fiscal 2003 periods was driven by several factors including special items, volume growth, mix and process enhancement changes and rate increases. Medicare revenue included special items of $1.1 million for the third quarter of fiscal 2004 and $9.1 million for the first nine months of 2004. Special items represented (i) $1.1 million recorded and received during the third quarter of 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1998 cost reports, (ii) $9.0 million recorded and received during the first quarter of fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1997 cost reports and (iii) a revenue adjustment of $1.0 million recorded in the first quarter of 2004 to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, the CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

     Medicare admissions grew by 9 percent in the third quarter and 14 percent in the first nine months of fiscal 2004 as compared to the corresponding periods of fiscal 2003. Medicare revenue was also positively impacted in the fiscal 2004 periods by growth in specialty services, which generally generate a higher revenue per episode than other Medicare services, and by various operational and clinical process enhancements. Furthermore, Medicare revenue in the fiscal 2004 periods as compared to the fiscal 2003 periods increased as a result of reimbursement rate changes, including a 3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003, which was adjusted downward by 0.8 percent to 2.5 percent effective April 1, 2004, and a 5 percent rate increase effective April 1, 2004 for the rural add-on related to home health services performed in specifically defined rural areas of the country. The rate increases relating to the market basket change and rural add-on provision represented incremental revenue of $1.3 million and $3.9 million for the third quarter and first nine months of fiscal 2004, respectively.

     Medicaid and local government revenue decreased, in the fiscal 2004 periods as compared to the fiscal 2003 periods, primarily due to a reduction in the Company's participation in certain low-margin, hourly Medicaid and state and county health programs, partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $3.8 million and $10.6 million for the third quarter and first nine months of fiscal 2004, respectively, as compared to the corresponding periods of fiscal 2003. Revenues relating to skilled visits within Medicaid programs increased $1.1 million for both the third quarter and first nine months of fiscal 2004.

     Commercial insurance and other revenue decreased, in the fiscal 2004 periods as compared to the fiscal 2003 periods, due to a decline in revenue derived from CIGNA Health Corporation ("CIGNA") of $8.7 million, or 12.7 percent, and $31.0 million, or 13.9 percent, for the third quarter and first nine months, respectively, related to a reduction in the number of enrolled CIGNA members in 2004, and lower revenue as well as related costs resulting from a change in the Company's delivery model of certain home medical and respiratory equipment ("HME") products and services. The decline in CIGNA revenues was partially offset by an increase of $1.5 million, or 3.2 percent, and $10.3 million, or 7.8 percent, for the third quarter and first nine months of fiscal 2004, respectively, in non-CIGNA, Commercial insurance and other revenue driven by unit volume and pricing increases from existing business as well as new contracts signed during the past year.

     In addition, for the third quarter and the first nine months of fiscal 2004, Medicare revenues and Commercial insurance and other revenues were negatively impacted by four hurricanes in the southeastern United States.

     Gross Profit

     (Dollars in millions)              Third Quarter                     Nine Months
                                ---------------------------    --------------------------------
                                 2004     2003     Variance       2004      2003       Variance
                                 ----     ----     --------       ----      ----       --------
     Gross profit               $ 75.5   $ 69.2      $ 6.3      $  237.1   $ 207.6      $ 29.5

     As a percent of revenue      38.1%    34.7%       3.4%         38.2%     34.0%        4.2%

     As a percent of revenues, gross profit margins for the third quarter and first nine months of fiscal 2004 were positively impacted by (i) 1.3 and 1.5 percentage points, respectively, due to the favorable change in business mix, in which the volume of Medicare business including growth in specialty programs, more than offset the anticipated revenue loss in certain low-margin hourly Medicaid and local government programs, (ii) 1.3 and 1.0 percentage points, respectively, due to the reconfiguration of the HME provider network earlier this year, as well as the impact of new CareCentrix contracts and (iii) 0.3 and
0.9 percentage points, respectively, related to the special items discussed above. The remaining increase in gross profit percentage can be attributed to several factors, including the positive Medicare rate changes, lower workers compensation expense and various operational and clinical process enhancements.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, including depreciation and amortization, increased $4.6 million to $69.0 million for the quarter ended September 26, 2004, as compared to $64.4 million for the quarter ended September 28, 2003 and $15.4 million to $206.9 million for the nine months ended September 26, 2004.

     Of the increases in selling, general and administrative expenses, including depreciation and amortization, for both the quarter and the nine month periods, nearly one-half related to increases in field operating and administrative costs to service incremental revenues, including revenues from the Company's specialty programs. The remaining increases related to (i) higher selling and clinical care coordination expenses, (ii) incremental costs associated with the implementation of the Sarbanes-Oxley requirements, ongoing information technology initiatives and field development training and (iii) costs associated with the reconfiguration of the Company's CareCentrix HME provider network.

     Gain on Sale of Canadian Investment

     On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million in the second quarter of fiscal 2004 and recorded a gain on sale of approximately $0.9 million which is reflected in the consolidated statement of income for the nine months ended September 26, 2004.

     Interest Income, Net

     Net interest income was approximately $0.2 million for the quarter ended September 26, 2004, and $0.1 million for the quarter ended September 28, 2003. Net interest income included interest income of approximately $0.5 million for the third quarter of fiscal 2004 and $0.4 million for the third quarter of fiscal 2003, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

     Net interest income was approximately $0.5 million for the nine months ended September 26, 2004 compared to $0.3 million for the nine months ended September 28, 2003. Net interest income for the first nine months of fiscal years 2004 and 2003 represented interest income of $1.3 million and $1.1 million, respectively, partially offset by interest expense of $0.8 million in both the fiscal 2004 and fiscal 2003 nine month periods.

     Income Taxes

     The Company recorded federal and state income taxes of approximately $2.4 million for the third quarter ended September 26, 2004, of which $0.1 million represented a current provision and $2.3 million represented a deferred tax provision. For the nine months ended September 26, 2004, the Company recorded a federal and state tax provision of $12.1 million, representing a current provision of $2.4 million and a deferred provision of $9.7 million. The differences between the Company's effective tax rates of approximately 35.3% for the third quarter of fiscal 2004 and 38.2% for the first nine months of fiscal 2004 and the statutory income tax rate were due primarily to state income taxes, net of federal benefit. During the third quarter of fiscal 2004, the Company determined that sufficient state taxable income had been generated to recognize a certain amount of prior year state net operating losses resulting in a lower effective state income tax rate for the first nine months of fiscal 2004. Additional information regarding the value of state net operating losses may result in an adjustment in the Company's effective tax rate in the fourth quarter of fiscal 2004.

     State income taxes and federal alternative minimum taxes of $0.4 million and $1.4 million were recorded for the third quarter and first nine months of fiscal 2003, respectively. The Company's effective tax rates of approximately
7.3 percent for the third quarter of fiscal 2003 and 8.6 percent for the first nine months of fiscal 2003 were lower than the statutory income tax rate due to the impact of a valuation allowance offsetting the realization of tax benefits associated with the net operating loss carryforward and other deferred tax assets.

     Net Income

     For the third quarter of fiscal 2004, net income was $4.4 million, or $0.17 per diluted share, compared with net income of $4.5 million, or $0.17 per diluted share, for the corresponding period of 2003. For the first nine months of fiscal 2004, net income was $19.6 million, or $0.74 per diluted share, compared with net income of $15.0 million, or $0.55 per diluted share for the first nine months of fiscal 2003.

     Net income included special items related to Medicare, noted in the Net Revenues section above, which had a net positive impact of $0.7 million or $0.03 per diluted share for the third quarter of fiscal 2004 and $5.6 million or $0.22 per diluted share for the first nine months of fiscal 2004. In addition, net income for the first nine months of fiscal 2004 included a net gain of $0.6 million, or $0.02 per diluted share, on the sale of the Company's 19.9 percent interest in a Canadian home care company. See Note 5 to the Company's consolidated financial statements.

     Net income for the third quarter and first nine months of fiscal 2003 reflected the positive impact of lower effective tax rates of 7.3 percent and
8.6 percent, respectively.

Liquidity and Capital Resources

     Liquidity

     The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Net cash provided by operating activities for the nine months ended September 26, 2004 was $27.0 million. In addition, during the first nine months of 2004 the Company received cash proceeds of $4.1 million in connection with the sale of the Company's investment in a Canadian homecare business and $3.4 million in connection with the issuance of common stock. These cash resources were primarily used to fund capital expenditures of $7.6 million and repurchase shares of the Company's common stock of $30.2 million during the first nine months of fiscal 2004.

     Days Sales Outstanding ("DSO") was 59 days as of September 26, 2004 and December 28, 2003, respectively. Working capital at September 26, 2004 was approximately $134 million, a decrease of $2 million as compared to approximately $136 million at December 28, 2003, primarily due to:

     o    a $3 million decrease in cash;

     o    a $6 million decrease in accounts receivable;

     o    a $5 million decrease in deferred tax assets;

     o    a $1 million increase in prepaid expenses and other assets; and

     o an $11 million decrease in current liabilities for accounts payable ($3 million), obligations under insurance programs ($1 million), other current liabilities ($4 million), and payroll ($3 million).

     The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

                                              Three Months Ended                      Nine Months Ended
                                  ----------------------------------------   ---------------------------------------
                                  September 26, 2004    September 28, 2003   September 26, 2004   September 28, 2003
                                  ------------------    ------------------   ------------------   ------------------
Medicare                                   26%                   22%                   27%               21%
Medicaid and local government              19%                   20%                   19%               21%
Commercial insurance and other             55%                   58%                   54%               58%
                                  ------------------    ------------------   ------------------   ------------------
                                          100%                  100%                  100%              100%
                                  ==================    ==================   ==================   ==================

     On October 1, 2003, a 3.3 percent Medicare market basket rate increase became effective for patients on service on or after October 1, 2003. Effective April 1, 2004, this increase was reduced by 0.8 percent to 2.5 percent for open episodes of care on or after April 1, 2004. In addition, Medicare reimbursement was increased 5 percent for the rural add-on related to home health services performed in specifically defined rural areas of the country, effective April 1, 2004 for a period of one year. On October 15, 2004, CMS announced a Medicare market basket rate increase of 2.3 percent effective for patients on service on or after January 1, 2005. In addition, on the same day CMS announced a change in the fixed dollar ratio formula for receiving outlier payments. Outliers represent patient cases which exceed the anticipated cost thresholds established by Medicare and result in increased reimbursement. This change, which is effective for patients on service on or after January 1, 2005, is expected to allow for a greater number of episodes to qualify for the outlier payment.

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

     The Company is party to a contract with CIGNA, pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, home medical equipment and respiratory products and services to patients insured by CIGNA. For the third quarter and first nine months of fiscal 2004, CIGNA accounted for approximately 30 percent and 31 percent of the Company's total net revenues, respectively, compared to approximately 34 percent and 36 percent for the third quarter and first nine months of fiscal 2003, respectively. The Company extended its relationship with CIGNA by entering into a new national home health care contract, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, CIGNA has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If CIGNA chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

     Net revenues generated under capitated agreements with managed care payers were approximately 13 percent of total net revenues for the third quarter and 12 percent for the first nine months of fiscal 2004, respectively, and 16 percent for the third quarter and first nine months of fiscal 2003. Fee-for-service contracts with other commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

     At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates (LIBOR) plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and
0.50 percent, respectively. The higher margins and fees were in effect prior to June 1, 2003.

     Total outstanding letters of credit were $20.2 million as of September 26, 2004. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of September 26, 2004, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitations on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003 and May 26, 2004, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined, equal to at least $60 million and to allow for the disposition of certain assets. As of September 26, 2004, the Company was in compliance with the covenants in the credit facility, as amended.

     The credit facility further provides that if the agreement is terminated for any reason in the period from June 13, 2004 to June 12, 2005, the Company must pay an early termination fee equal to $137,500. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of September 26, 2004, the Company was in compliance with these provisions.

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

     Capital Expenditures

     The Company's capital expenditures for the nine months ended September 26, 2004 were $7.6 million, excluding equipment capitalized under capital lease obligations of $1.4 million, as compared to $4.7 million for the same period in fiscal 2003. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and systems infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2004 will range between $10.0 million and $12.0 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

     Cash Resources and Obligations

     The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $106.5 million as of September 26, 2004. The restricted cash relates to cash funds of $21.8 million that have been segregated in a trust account to provide additional collateral under the Company's insurance programs. Interest on the funds in the trust account accrues to the Company. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

     The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

     The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 4,500,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the first nine months of fiscal 2004, the Company repurchased 2,026,840 shares of its outstanding common stock at an average cost of $14.88 per share and a total cost of approximately $30.2 million. As of September 26, 2004, the Company had remaining authorization to repurchase an aggregate of 1,034,696 shares of its outstanding common stock. See also Note 7 and Part II, Item 2, of this Form 10-Q.

     Contractual Obligations and Commercial Commitments

     At September 26, 2004, the Company had no long-term debt. During the first nine months of fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease, the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at September 26, 2004, are as follows (in thousands):

                                                Payment due by period
                                   ----------------------------------------------------------
                                               Less than                            More than
     Contractual Obligations         Total      1 year    1-3 years    4-5 years     5 years
     -----------------------         -----      ------    ---------    ---------     -------
     Long-term debt obligations    $     --    $     --    $     --     $    --     $    --
     Capital lease obligations        1,222         271         589         362          --
     Operating lease obligations     54,042      18,083      23,434       8,527       3,998
     Purchase obligations                --          --          --          --          --
                                   ----------------------------------------------------------
       Total                       $ 55,264    $ 18,354    $ 24,023     $ 8,889     $ 3,998
                                   ==========================================================

     The Company had total letters of credit outstanding under its credit facility of approximately $20.2 million at September 26, 2004 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations, as further discussed above under the caption "Cash Resources and Obligations".

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at September 26, 2004.

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

     As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended September 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

               See Note 9 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------
          (c)   Issuer Purchases of Equity Securities (1)

                                                                                 (c) Total Number         (d) Maximum Number
                                                 (a) Total                    of Shares Purchased         of Shares that May
                                                 Number        (b) Average    as Part of Publicly           Yet be Purchased
                                                 of Shares      Price Paid        Announced Plans            Under the Plans
                  Period                         Purchased       per Share            or Programs                or Programs
                  ------                         ---------       ---------            -----------                -----------

          July (6/28/04 - 7/25/04)                 460,700        $ 15.46                460,700                   585,989
          August (7/26/04 - 8/22/04)               296,300        $ 15.04                296,300                 1,289,689
          September (8/23/04 - 9/26/04)            254,993        $ 15.22                254,993                 1,034,696
                                                 ---------        -------              ---------
          Total                                  1,011,993        $ 15.28              1,011,993
                                                 =========        =======              =========

          (1) On August 7, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. By the end of the period covered by the table, all of such shares had been repurchased. On May 26, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. By the end of the period covered by the table, 965,304 of such shares had been repurchased. On August 10, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

               In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, which remains in effect until August 18, 2004, subject to the Company's filing of a final annual report with the Department of Health and Human Services, Office of Inspector General, in form and substance acceptable to the government.

          The Company has filed a final annual report and is expecting closure by the government.

               The Company believes that it has been in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company has failed to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties. The corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its nursing brand (but excludes the SPS business), and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

Item 6.   Exhibits
          --------

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

           3.3                      Restated By-Laws of Company. (2)

           4.1                      Specimen of common stock. (4)

           4.2                      Form of Certificate of Designation of Series A Junior Participating
                                    Preferred Stock. (1)

           4.3                      Form of Certificate of Designation of Series A Cumulative Non-Voting
                                    Redeemable Preferred Stock. (3)

          10.1                      Forms of Notices and Agreements covering awards of stock options and restricted stock under the Company's 2004 Equity Incentive Plan.*+

          31.1                      Certification of Chief Executive Officer dated November 3, 2004 pursuant to
                                    Rule 13a-14(a).*

          31.2                      Certification of Chief Financial Officer dated November 3, 2004 pursuant to
                                    Rule 13a-14(a).*

          32.1                      Certification of Chief Executive Officer dated November 3, 2004 pursuant to
                                    18 U.S.C. Section 1350.*

          32.2                      Certification of Chief Financial Officer dated November 3, 2004 pursuant to
                                    18 U.S.C. Section 1350.*

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

          *    Filed herewith.

          +    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTIVA HEALTH SERVICES, INC.
                                        (Registrant)


Date:  November 3, 2004                     /s/ Ronald A. Malone
                                            --------------------
                                            Ronald A. Malone
                                            Chairman and Chief Executive Officer

Date:  November 3, 2004                     /s/ John R. Potapchuk
                                            ---------------------
                                            John R. Potapchuk
                                            Senior Vice President and
                                            Chief Financial Officer