Form 10-K
period 2005-01-02
GENTIVA HEALTH SERVICES INC
filed 2005-03-17
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 2005

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

       Registrant's telephone number, including area code: (631) 501-7000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
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

                  Yes [X]                                     No [ ]

      The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 25, 2004, the last business day of registrant's most recently completed second fiscal quarter, was $402,788,010 based on the closing price of the Common Stock on the Nasdaq National Market on such date.

      The number of shares outstanding of the registrant's Common Stock, as of March 4, 2005, was 23,436,656.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant's 2005 Annual Meeting of Shareholders is incorporated by reference into PART III.

                                     PART I

ITEM 1. BUSINESS

Special Caution Regarding Forward-Looking Statements

      Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

      -     general economic and business conditions;

      -     demographic changes;

      - changes in, or failure to comply with, existing governmental regulations;

      -     legislative proposals for healthcare reform;

      -     changes in Medicare and Medicaid reimbursement levels;

      -     effects of competition in the markets the Company operates in;

      -     liability and other claims asserted against the Company;

      -     ability to attract and retain qualified personnel;

      -     availability and terms of capital;

      - loss of significant contracts or reduction in revenues associated with major payer sources;

      -     ability of customers to pay for services;

      -     business disruption due to natural disasters or terrorist acts;

      -     a material shift in utilization within capitated agreements; and

      - changes in estimates and judgments associated with critical accounting policies.

      For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to the "Risk Factors" section in this Item 1, to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

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

HOME HEALTH SERVICES

      The Company's home health services business is conducted through more than 350 direct service delivery units operating from approximately 250 locations under its Gentiva(R) brand and through a network of more than 2,000 third-party provider locations, as well as Gentiva locations, under its CareCentrix(R) brand. CareCentrix manages home healthcare services for managed care organizations throughout the United States.

      Gentiva operates licensed and Medicare-certified nursing agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). These agencies provide various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

      CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within four regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payer is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

      The Company's home health services business also delivers services to its customers through other focused specialty programs that include:

      - Gentiva Orthopedic Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

      - Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling; and

      - Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment.

      In addition, Gentiva Rehab Without Walls(R) provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. Of the 13 locations where Gentiva Rehab Without Walls operates, 11 locations have been accredited by the Commission on Accreditation of Rehabilitation Facilities ("CARF"). The Company expects the remaining two locations to apply for accreditation by CARF during 2005.

      The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

PAYERS

      Net revenues attributable to major payer sources of reimbursement are as follows:

                                2004   2003   2002
                                ----   ----   ----
Medicare                         27%    22%    21%
Medicaid and Local Government    18     20     22
Commercial Insurance and Other   55     58     57
                                ---    ---    ---
                                100%   100%   100%
                                ===    ===    ===

      The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third-party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2004, 2003 and 2002, Cigna accounted for approximately 31 percent, 36 percent and 38 percent, respectively, of the Company's net revenues.

      The Company extended its relationship with Cigna by entering into a new national home healthcare contract effective January 1, 2004, as amended, with the new contract expiring on December 31, 2006. No other commercial payer accounts for 10 percent or more of the Company's net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

TRADEMARKS

      The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX(R), GENTIVA(R), GENTIVA and Butterfly Design(R), LIFESMART(R) and REHAB WITHOUT WALLS(R), or in the process of being registered with the U.S. Patent and Trademark Office, including CASEMATCH(SM) and SAFE STRIDES(SM). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the Company, with the right of perpetual renewal. A federally registered trademark provides the presumption of ownership of the mark by the Company in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. Management believes that the Company's name and trademarks are important to its operations and intends to continue to renew its trademark registrations.

BUSINESS ENVIRONMENT

      Factors that the Company believes have contributed and will contribute to the development of home health services primarily include recognition that home health services can be a cost-effective alternative to more expensive institutional care; aging demographics; changing family structures in which more aging people will be living alone and may be in need of assistance; increasing consumer and physician awareness and interest in home health services; the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one's own home; and medical and technological advances that allow more health care procedures and monitoring to be provided at home.

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

MARKETING AND SALES

      In general, the Company obtains patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs.

COMPETITIVE POSITION

      The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. The Company's primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services ("CMS") website, a government website containing information on the home healthcare market in 2003, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

      The Company expects that industry forces will impact it and its competitors. The Company's competitors will likely strive to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's services or price competition, or make the Company's services less attractive.

SOURCE AND AVAILABILITY OF PERSONNEL

      To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch(SM) software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

      Clinical associates are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Clinical associates are generally paid on a per visit, per shift, per hour or per diem basis, or are employed on a full-time salaried basis. The Company, along with its competitors, is currently experiencing a shortage of licensed professionals. A continued shortage of professionals could have a material adverse effect on the Company's business.

NUMBER OF PERSONS EMPLOYED

      At January 2, 2005, the Company employed approximately 3,950 full-time associates, including approximately 920 salaried clinical associates, compared to approximately 3,500 full-time associates, including approximately 700 salaried clinical associates, at the end of fiscal 2003. The Company also employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2004, the average number of non-salaried clinical associates employed on a weekly basis in the Company's home health services business was approximately 10,600, compared to approximately 11,600 in fiscal 2003. The Company believes that its relationships with its employees are generally good.

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

RISK FACTORS

      This annual report on Form 10-K contains forward-looking statements which involve a number of risks, uncertainties and assumptions, as discussed in more detail above under Item 1, "Business - Special Caution Regarding Forward-Looking Statements." Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.

RISKS RELATED TO THE COMPANY'S BUSINESS AND INDUSTRY

      The Company's growth strategy may not be successful.

      The future growth of the Company's business and its future financial performance will depend on, among other things, its ability to increase its revenue base through a combination of internal growth and strategic ventures, including acquisitions. The Company's home health services business experienced no growth during the fiscal periods from 1998 through 2001. During fiscal 2002, 2003 and 2004, revenue grew 5.3 percent, 5.9 percent and 3.9 percent, respectively; however, future revenue growth cannot be assured as it is subject to the effects of competition, various risk factors including the uncertainty of Medicare, Medicaid and private health insurance reimbursement, the ability to generate new and retain existing contracts with major payer sources and the ability to attract and retain qualified personnel.

      Competition among home healthcare companies is intense.

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

      The cost of healthcare is funded substantially by government and private insurance programs. If such funding is reduced or becomes limited or unavailable to the Company's customers, the Company's business may be adversely impacted.

      Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. The Company cannot be assured that its services will be considered cost-effective by third-party payers, that reimbursement will be available or that payers' reimbursement policies will not have a material adverse effect on the Company's ability to sell its services on a profitable basis, if at all. The Company cannot control reimbursement rates or policies for a significant portion of its business.

      Possible changes in the case mix of patients, as well as payer mix and payment methodologies, may have a material adverse effect on the Company's profitability.

      The sources and amounts of the Company's patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payers. Changes in the case mix of the patients as well as payer mix among private pay, Medicare and Medicaid may significantly affect the Company's profitability. In particular, any significant increase in the Company's Medicaid population or decrease in Medicaid payments could have a material adverse effect on its financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

      The loss of significant contracts, as well as significant reductions in members covered under such contracts, could have a material adverse effect on the Company's financial condition and results of operations.

      The Company has entered into service agreements with a number of managed care organizations to provide, or contracted with third-party providers to provide, home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by those organizations. One such contract with Cigna accounted for 31 percent of the Company's total net revenues for the year ended January 2, 2005. The Company and Cigna entered into a new home healthcare contract effective January 1, 2004 and expiring on December 31, 2006. Under the termination provisions of the contract, Cigna has the right to terminate the agreement on December 31, 2005, if it provides 90 days advance written notice to the Company. If the Cigna contract or any other similar significant contract were to terminate or if there were a significant decrease in enrolled members, or products and services covered under the Company's contract with Cigna or any other organization, it could materially adversely affect the Company's financial condition and results of operations.

      Further consolidation of managed care organizations and other third-party payers may adversely affect the Company's profits.

      Managed care organizations and other third-party payers have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate the Company as a preferred provider and/or engage its competitors as a preferred or exclusive provider, the Company's business could be adversely affected. In addition, private payers, including managed care payers, could seek to negotiate additional discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing the Company's profitability.

      The Company and the healthcare industry continue to experience shortages in qualified home health service employees and management personnel.

      The Company competes with other healthcare providers for its employees, both clinical associates and management personnel. As the demand for home health services continues to exceed the supply of available and qualified staff, the Company and its competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates has caused added pressure on the Company's operating margins.

      An economic downturn, continued deficit spending by the federal government and state budget pressures may result in a reduction in reimbursement and covered services.

      An economic downturn can have a detrimental effect on revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Company can expect continuing cost containment pressures on Medicaid outlays for the Company's services in the states in which it operates. In addition, an economic downturn may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

      Deficit spending by the government as the result of adverse developments in the economy or other reasons could lead to increased pressure to reduce government expenditures for other purposes, including governmentally funded programs in which the Company participates, such as Medicare and Medicaid.

      The Company may experience disruption to its business and operations from the effects of natural disasters or terrorist acts.

      The occurrence of natural disasters or terrorist acts, and the erosion to the Company's business caused by such an occurrence, may adversely impact the Company's profitability. In the affected areas, Company offices may be forced to close for limited or extended periods of time, and the Company may face a reduced supply of clinical associates.

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

      The agreement and instruments governing the Company's existing revolving credit facility contain, and the agreements and instruments governing its future debt agreements may contain, various restrictive covenants that, among other things, require it to comply with or maintain certain financial tests and ratios and restrict the Company's ability to:

   -  incur more debt;

   -  redeem or repurchase stock, pay dividends or make other distributions;

   -  make certain investments;

   -  create liens;

   -  enter into transactions with affiliates;

   -  make acquisitions;

   -  merge or consolidate; and

   -  transfer or sell assets.

      In addition, events beyond the Company's control could affect its ability to comply with and maintain the financial tests and ratios. Any failure by the Company to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to its existing revolving credit facility or future debt agreements. This could lead to the acceleration of the maturity of the facility and the termination of the commitments to make further extension of credit. The Company has no outstanding debt as of January 2, 2005, but could incur debt in the future. If the Company were unable to repay debt to its senior lenders, these lenders could proceed against the collateral securing that debt. Even if the Company is able to comply with all applicable covenants, the restrictions on its ability to operate its business at its sole discretion could harm its business by, among other things, limiting its ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

      The Company has risks related to obligations under its insurance programs.

      The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability. The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. The Company also may be subject to exposure relating to employment law and other related matters for which the Company does not maintain insurance coverage. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

      The Company has risks resulting from the sale of its SPS business.

      Certain representations and warranties made by the Company to Accredo under the asset purchase agreement dated January 2, 2002 continue to survive the closing of the SPS sale on June 13, 2002. The Company may have indemnification obligations to Accredo if there is a breach of the surviving representations and warranties. These indemnification obligations are discussed in more detail below under Item 3 "Legal Proceedings - Indemnifications." The Company is unable to predict the amount, if any, that may be required for it to satisfy its indemnification obligations under the asset purchase agreement should any claims arise. Should any significant payment be required, the Company may not have sufficient funds available to satisfy its potential indemnification obligations or may not be able to obtain the funds on terms satisfactory to the Company, if at all.

RISKS RELATED TO HEALTHCARE REGULATION

      Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for the Company's services, may have a material adverse effect on its revenues and operating margins.

      In fiscal 2004, 45 percent of the Company's net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for services that the Company provides.

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

      The operation of the Company's home health services business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. The Company may also be subject to fines and treble damage claims if it violates the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA") expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

      The Company has established policies and procedures that it believes are sufficient to ensure that it will operate in substantial compliance with these anti-fraud and abuse requirements. On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding the Company's implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company's treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company's knowledge, the government has not filed a complaint against the Company. While the Company believes that its business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation. The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

      HIPAA was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that implementation of this law has resulted and will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on the Company.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

      The market price of the Company's common stock may be volatile and experience substantial fluctuations.

      The Company's common stock is traded on the Nasdaq National Market. The price of the common stock may fluctuate substantially based on a number of factors, including:

      -     the Company's operating and financial performance;

      -     changes, or proposed changes, in government regulations;

      - stock market conditions generally and specifically as they relate to the home health services industry;

      -     developments in litigation or government investigations;

      - changes in financial estimates and recommendations by securities analysts who follow the Company's stock; and

      -     economic and political uncertainties in the marketplace generally.

      Significant fluctuations in the market price of the Company's common stock may adversely affect the Company's shareholders.

      Provisions in the Company's organizational documents, Delaware law and the Company's rights agreement could delay or prevent a change in control of the Company, which could adversely affect the price of the Company's common stock.

      Provisions in the Company's amended and restated certificate of incorporation and by-laws, anti-takeover provisions of the Delaware General Corporation Law and the Company's rights agreement could discourage, delay or prevent an unsolicited change in control of the Company, which could adversely affect the price of the Company's common stock. These provisions may also have the effect of making it more difficult for third parties to replace the Company's current management without the consent of the board of directors. Provisions in the Company's amended and restated certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control include:

      - the classification of the board of directors into three classes, each class serving "staggered" terms of office of three years;

      - limitations on the removal of directors so that they may only be removed for cause;

      - the ability of the board of directors to issue up to 25,000,000 shares of preferred stock and to determine the terms, rights and preferences of the preferred stock without shareholder approval; and

      - the prohibition on the right of shareholders to call meetings or act by written consent and limitations on the right of shareholders to present proposals or make nominations at shareholder meetings.

      Delaware law also imposes restrictions on mergers and other business combinations between the Company and any holder of 15 percent or more of the Company's outstanding common stock. In addition, the Company has a rights agreement that has the effect of deterring take-overs of the Company without the consent of the board of directors. Generally, once a party acquires 10 percent or more of the Company's common stock, the rights agreement may cause that party's ownership interest in the Company to be diluted unless the board of directors consents to the acquisition.

ITEM 2. PROPERTIES

      The Company's headquarters is leased and is located at 3 Huntington Quadrangle, Suite 200S, Melville, New York 11747-4627. Other major regional administrative offices leased by the Company are located in Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; Tampa, Florida; Endicott, New York; and Houston, Texas. The Company also maintains leases for other offices and locations on various terms expiring on various dates.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

      In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

      Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002. The Company denied the allegations of wrongdoing in the complaint. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. In December 2004, the parties reached a settlement, and the case was dismissed with prejudice on December 21, 2004.

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

      In addition, the Company and Accredo agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the Company's SPS business to Accredo on June 13, 2002. The Company also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the transaction. The representations and warranties generally survived for the period of two years after the closing of the transaction, which period expired on June 13, 2004. Certain representations and warranties, however, continue to survive, including the survival of representations and warranties related to healthcare compliance for three years after the closing of the transaction and the survival of representations and warranties related to tax matters until thirty days after the expiration of the applicable statute of limitations period, including any extensions of the applicable period, subject to certain exceptions. Accredo and the Company generally may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim, or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

CORPORATE INTEGRITY AGREEMENT

      In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, effective until August 18, 2004, subject to the Company's filing of a final annual report with the Department of Health and Human Services, Office of Inspector General, in form and substance acceptable to the government. The Company has filed a final annual report and is expecting closure by the government.

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

REGULATIONS

      The Company's business is subject to extensive federal and state regulations which govern, among other things:

      - Medicare, Medicaid, TRICARE (the Department of Defense's managed healthcare program for military personnel and their families) and other government-funded reimbursement programs;

      - reporting requirements, certification and licensing standards for certain home health agencies; and

      -     in some cases, certificate-of-need requirements.

      The Company's compliance with these regulations may affect its participation in Medicare, Medicaid, TRICARE and other federal healthcare programs. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

      - prohibitions against the offering or making of direct or indirect payments to actual or potential referral sources for obtaining or influencing patient referrals;

      - rules generally prohibiting physicians from making referrals under Medicare for clinical services to a home health agency with which the physician or his or her immediate family member has certain types of financial relationships;

      -     laws against the filing of false claims; and

      - laws against making payment or offering items of value to patients to induce their self-referral to the provider.

      As part of the extensive federal and state regulation of the home health services business and under the Company's corporate integrity agreement, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt, or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs. Violation of the applicable federal and state healthcare regulations can result in excluding a healthcare provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

      On October 1, 2003, a Medicare market basket rate increase of 3.3 percent became effective for patients on service on or after October 1, 2003. This increase was reduced by 0.8 percent to 2.5 percent for open episodes of care on or after April 1, 2004. In addition, Medicare reimbursement was increased 5 percent for the rural add-on related to home health services performed in specifically defined rural areas of the country, effective April 1,

2004 for a period of one year, when the rural add-on provision for home health services was re-established. On October 15, 2004, CMS announced a Medicare market basket increase of 2.3 percent effective for patients on service on or after January 1, 2005. In addition, on the same day CMS announced a favorable change in the fixed dollar ratio formula for receiving outlier payments. Outliers represent patient cases which exceed the anticipated cost thresholds established by Medicare and result in increased reimbursement. This change, which is effective for patients on service on or after January 1, 2005, is expected to allow a greater number of episodes to qualify for the outlier payment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding each of the Company's executive officers as of March 4, 2005:

                                      EXECUTIVE                          POSITION AND OFFICES
       NAME                         OFFICER SINCE    AGE                    WITH THE COMPANY
--------------------------------    -------------    ---     -----------------------------------------
Ronald A. Malone                         2000        50      Chief Executive Officer and Chairman of
                                                             the Board

Vernon A. Perry, Jr.                     1999        53      President and Chief Operating Officer

Christopher L. Anderson                  2001        33      Senior Vice President, Audit Services and
                                                             Quality Assurance, and Chief Compliance
                                                             Officer

Robert Creamer                           2002        46      Senior Vice President, Nursing Operations

Mary Morrisey Gabriel                    2002        39      Senior Vice President and Chief Marketing
                                                             Officer

Stephen B. Paige                         2003        57      Senior Vice President and General Counsel

John R. Potapchuk                        2001        52      Senior Vice President, Chief Financial
                                                             Officer, Treasurer and Secretary

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

CHRISTOPHER L. ANDERSON

      Mr. Anderson has served as the chief compliance officer of the Company since March 2000 and as senior vice president, audit services and quality assurance, of the Company since January 2005. From March 2000 to January 2005, he served as vice president, audit services and quality assurance, of the Company. He served as chief compliance officer of Olsten from November 1998 to March 2000.

ROBERT CREAMER

      Mr. Creamer has served as senior vice president, nursing operations, of the Company since September 2003. From June 2002 to March 2004, he served as the Company's chief information officer, and from June 2002 to August 2003, he served as senior vice president, financial operations, of the Company. Prior thereto he served in various corporate financial management positions with the Company and Olsten Health Services, including vice president of finance-CareCentrix, vice president of financial operations and vice president of finance-Specialty Pharmaceutical Services. He first joined Olsten in 1991.

MARY MORRISEY GABRIEL

      Ms. Morrisey Gabriel has served as senior vice president and chief marketing officer of the Company since February 2005. From July 2002 to February 2005, she served as senior vice president, sales, of the Company. From March 2000 to June 2002, Ms. Morrisey Gabriel served as senior vice president of National Accounts/North American Sales of Adecco, a staffing services company. From 1999 to March 2000, she served as Olsten's senior vice president of national accounts. Prior thereto, Ms. Morrisey Gabriel served in a number of senior management positions for Olsten.

STEPHEN B. PAIGE

      Mr. Paige has served as general counsel of the Company since July 2003 and as senior vice president of the Company since January 2005. From July 2003 to January 2005, he served as vice president of the Company. From 1997 to 2002, he served as senior vice president, general counsel and secretary of General Semiconductor, Inc., a technology based company. Prior thereto, Mr. Paige served in senior legal positions with several large healthcare, food ingredient and consumer product companies.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      The Company's common stock is quoted on the Nasdaq National Market under the symbol "GTIV".

      The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2003 and 2004:

   2003         HIGH       LOW
-----------   --------   --------
1st Quarter   $  10.34   $   8.10
2nd Quarter       9.69       7.44
3rd Quarter      11.94       8.75
4th Quarter      13.59      10.98

   2004         HIGH       LOW
-----------   --------   --------
1st Quarter   $  15.90   $  11.97
2nd Quarter      16.95      14.00
3rd Quarter      16.77      14.46
4th Quarter      17.60      13.68

HOLDERS

      As of March 4, 2005, there were approximately 2,550 holders of record of the Company's common stock including participants in the Company's employee stock purchase plan, brokerage firms holding the Company's common stock in "street name" and other nominees.

DIVIDENDS

      Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant, including any substantive change in tax treatment under the United States Tax Code. In addition, the Company's credit facility also contains restrictions on the Company's ability to declare and pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ISSUER PURCHASES OF EQUITY SECURITIES (1)

                                                          (c) TOTAL NUMBER   (d) MAXIMUM NUMBER
                                (a) TOTAL               OF SHARES PURCHASED  OF SHARES THAT MAY
                                  NUMBER   (b) AVERAGE  AS PART OF PUBLICLY   YET BE PURCHASED
                                OF SHARES   PRICE PAID    ANNOUNCED PLANS      UNDER THE PLANS
              PERIOD            PURCHASED   PER SHARE       OR PROGRAMS          OR PROGRAMS
------------------------------  ---------  -----------  -------------------  ------------------
October (9/27/04 - 10/24/04)       51,600  $     16.25         51,600             983,096
November (10/25/04 - 11/21/04)    330,100  $     15.29        330,100             652,996
December (11/22/04 - 01/02/05)    144,600  $     16.28        144,600             508,396
                                ---------  -----------        -------
   Total                          526,300  $     15.65        526,300
                                =========  ===========        =======

(1) On May 26, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. By the end of the period covered by the table, all of such shares had been repurchased. On August 10, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of its outstanding common stock. By the end of the period covered by the table, 491,604 of such shares had been repurchased. See Note 8 to the Company's consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

      The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended January 2, 2005. The data has been derived from the Company's audited consolidated financial statements. The historical consolidated financial information presents the Company's results of operations and financial position as if the Company were a separate entity from Olsten for all years presented.

      In addition, the operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for fiscal 2002. Continuing operations include the results of the home health services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges. In addition, for fiscal 2000, continuing operations included the health care staffing services business and Canadian operations which were sold during the fourth quarter of fiscal 2000. Results of all prior periods have been reclassified to conform to this presentation.

      The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect what the financial position and results of operations of the Company would have been if the Company was a separate stand-alone entity during all the years presented. The Company's fiscal year ends on the Sunday nearest to December 31st. The Company's fiscal year 2004 includes 53 weeks compared to all other fiscal years presented which include 52 weeks.

                                                                                  FISCAL YEAR ENDED
                                                         --------------------------------------------------------------------
(in thousands, except per share amounts)                    2004          2003          2002           2001           2000
                                                         ----------    ----------    ----------     ----------     ----------
                                                         (53 WEEKS)
Statement of Operations Data
Net revenues                                             $  845,764(1) $  814,029    $  768,501     $  729,577     $  881,765 (8)
Gross profit                                                323,929(1)    282,042       247,600 (3)    245,660        273,493 (5)
Selling, general and administrative expenses               (285,671)     (259,185)     (283,540)(3)   (266,322)(4)   (356,359)(5)
Income (loss) from continuing operations                     26,488(1)     56,766       (53,543)       (13,910)       (49,826)
Discontinued operations, net of tax (6)                           -             -       191,578         34,898        (54,374)(5)
Cumulative effect of accounting change, net of tax (7)            -             -      (187,068)             -              -
Net income (loss)                                            26,488(1)     56,766(2)    (49,033)(3)     20,988 (4)   (104,200)(5)

Basic earnings per share:
   Income (loss) from continuing operations              $     1.07    $     2.16    $    (2.05)    $    (0.60)    $    (2.41)
   Discontinued operations, net of tax                            -             -          7.32           1.50          (2.64)
   Cumulative effect of accounting change, net of tax             -             -         (7.14)             -              -
   Net income (loss)                                           1.07          2.16         (1.87)          0.90          (5.05)
Weighted average shares outstanding - basic                  24,724        26,262        26,183         23,186         20,637

Diluted earnings per share:
   Income (loss) from continuing operations              $     1.00    $     2.07    $    (2.05)    $    (0.60)    $    (2.41)
   Discontinued operations, net of tax                            -             -          7.32           1.50          (2.64)
   Cumulative effect of accounting change, net of tax             -             -         (7.14)             -              -
   Net income (loss)                                           1.00          2.07         (1.87)          0.90          (5.05)
Weighted average shares outstanding - diluted                26,365        27,439        26,183         23,186         20,637

Balance Sheet Data (at end of year) (9)
Cash items and short-term investments (10)               $  113,024    $  117,438    $  101,241     $  107,144     $      452
Working capital                                             136,605       136,297       104,339        417,949        348,684
Total assets                                                332,098       342,513       264,431        849,879        805,484
Long-term debt and other securities                               -             -             -              -         20,000
Shareholder's equity                                        171,940       177,179       113,048        621,707        566,149
Common shares outstanding                                    23,722        25,598        26,385         25,639         21,197

Special dividend per common share:
    Cash                                                          -             -    $     7.76              -              -
    Value of Accredo common stock                                 -             -          9.99              -              -

(1) Net revenues and gross profit for fiscal 2004 include special items of $9.4 million related to the favorable settlement of the Company's Medicare cost report appeals for 1997 and 1998 net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. Income from continuing operations and net income include the Medicare special items noted above and $0.9 million from a pre-tax gain on the sale of a Canadian investment. Net income for fiscal 2004 reflects an effective tax rate of 34.1 percent, primarily related to recognition of certain state net operating losses. See Notes 3, 9 and 12 to the Company's consolidated financial statements.

(2) Net income for fiscal 2003 reflects a tax benefit of $35.0 million associated with management's decision to reverse the valuation allowance for deferred tax assets. See Notes 12 and 14 to the Company's consolidated financial statements.

(3) Net loss in fiscal 2002 reflects restructuring and other special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses. See Note 4 to the Company's consolidated financial statements.

(4) Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of certain legal matters and for various other legal costs. These special charges are included in selling, general and administrative expenses.

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

(8) Net revenues for fiscal 2000 includes net revenues related to the home health services business of $736.5 million.

(9) Balance sheet data for fiscal year end 2001 and 2000 includes the assets of the SPS business, which was sold to Accredo on June 13, 2002.

(10) Cash items and short-term investments includes restricted cash of $22.0 million at fiscal year end 2004, $21.8 million at fiscal year end 2003, and $35.2 million at fiscal year end 2001.

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

OVERVIEW

      Gentiva is the nation's largest provider of comprehensive home health services, based on revenues derived from the provision of skilled home nursing and therapy services to patients. The Company's home health services business is conducted through more than 350 direct service delivery units operating from approximately 250 locations under its Gentiva(R) brand and through a network of more than 2,000 third-party provider locations, as well as Gentiva locations, under its CareCentrix(R) brand. CareCentrix manages home healthcare services for managed care organizations throughout the United States. The Company's services can be delivered across the United States 24 hours a day, 7 days a week.

      Gentiva operates licensed and Medicare-certified nursing agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations. These agencies provide various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

      CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within four regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payer is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

      The Company's home health services business also delivers services to its customers through other focused business lines that include:

            - Gentiva Orthopedic Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

            - Gentiva Rehab Without Walls(R), which provides home and community-based therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases;

            - Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling; and

            - Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment.

      The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

      Gentiva's revenues are generated primarily from three major payer sources: the U.S. Medicare program, Medicaid and other state and county programs, and commercial insurers. Revenue mix by major payer classifications is as follows:

                                2004   2003   2002
                                ----   ----   ----
Medicare                         27%    22%    21%
Medicaid and Local Government    18     20     22
Commercial Insurance and Other   55     58     57
                                ---    ---    ---
                                100%   100%   100%
                                ===    ===    ===

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

      Despite these risks, Gentiva believes it can operate effectively in the current health care climate by increasing its volume of Medicare and commercial insurance business and implementing new business practices, technologies and other methods to make the Company a more efficient provider of services. Gentiva has made a decision to seek more business from the Medicare and commercial insurance payer groups. For example, in 2004, Gentiva's revenue from its Medicare and Commercial Insurance and Other (excluding Cigna) payer categories increased 27.7 percent and 13.5 percent, respectively, from the prior year.

      Various states have addressed budget pressures by considering or implementing reductions in various health care programs, including reductions in rates or changes in patient eligibility requirements. In addition, the Company has also decided to taper participation in certain Medicaid and other state and county programs. As a result, Gentiva's 2004 revenue from this payer category declined 6.5 percent from the prior year.

      Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home health care industry populated by approximately 12,000 providers of varying size and resources. Second, the cost of a home health care visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The U.S. Centers for Medicare and Medicaid Services projects that national home health and durable medical equipment spending will rise from $71.7 billion in 2005 to $127.5 billion by 2014. The U.S. Census Bureau has projected that the age 65 and older population will increase more than 50 percent between 2000 and 2020.

      The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: generate growth by focusing on Medicare and commercial insurance business; continue to develop and expand specialty programs for incremental revenue growth; focus on clinical associate recruitment, retention and productivity; and continue technology initiatives that make Gentiva more efficient and profitable. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

      Results from these strategies and initiatives are reflected in the Company's 2004 performance. Gentiva reported 2004 net revenue of $845.8 million, representing a $31.8 million, or 3.9 percent, increase from the $814.0 million reported in fiscal year 2003. The increase was due primarily to a rise in the volume of Medicare and commercial insurance business mentioned above.

      During 2004, Gentiva reported positive cash flow from operating activities of $34.9 million and ended 2004 with cash items, restricted cash and short-term investments of approximately $113 million, compared to approximately $117 million at the end of 2003. The Company has previously stated that it would evaluate using its cash primarily for the following purposes: investments contributing to revenue growth, efficiency and profitability; selective acquisitions; share repurchases; and the possible future payment of dividends to shareholders. In 2004, Gentiva repurchased a total of over 2.5 million shares at an average cost of $15.04 per share, for a total expenditure of over $38.4 million.

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

      The historical results sections in "Results of Operations" below present a discussion of the Company's consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States (GAAP) for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002. The Company's fiscal year 2004 includes 53 weeks compared to fiscal years 2003 and 2002, which include 52 weeks.

SIGNIFICANT DEVELOPMENTS

      On June 13, 2002, the Company sold substantially all of the assets of its SPS business to Accredo and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock (valued at $262.6 million, based on the closing price of Accredo common stock on the Nasdaq National Market on June 13, 2002). The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur, and the Accredo common stock were then distributed as a special dividend to the Company's shareholders.

      The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for fiscal 2002. Continuing operations includes the results of the home health services business, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 2, 2005 COMPARED TO YEAR ENDED DECEMBER 28, 2003

NET REVENUES

                                              FISCAL YEAR
                                 -------------------------------------
                                                            PERCENTAGE
(Dollars in millions)               2004         2003        VARIANCE
                                 ----------   ----------    ----------
Medicare                         $    228.1   $    178.7       27.7%
Medicaid and Local Government         154.4        165.1       (6.5)
Commercial Insurance and Other        463.3        470.2       (1.5)
                                 ----------   ----------    -------
                                 $    845.8   $    814.0        3.9%
                                 ==========   ==========    =======

      For fiscal year 2004 as compared to fiscal year 2003, net revenues increased by $31.8 million to $845.8 million from $814.0 million.

      Medicare revenue growth in fiscal year 2004 as compared to fiscal year 2003 was driven by several factors including special items, volume growth, mix and process enhancement changes and rate increases. Medicare revenue included special items of $9.4 million for fiscal 2004. Special items represented (i) $10.4 million recorded and received during fiscal 2004 in settlement of the Company's appeal filed with the Provider Reimbursement Review Board ("PRRB") related to the reopening of its 1997 and 1998 cost reports and (ii) a revenue adjustment of $1.0 million recorded in the fiscal year of 2004 to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, the CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

      Medicare admissions grew by 13 percent in fiscal 2004 as compared to fiscal 2003. Medicare revenue was also positively impacted in the fiscal year 2004 by growth in specialty programs, which generally generate higher revenue per episode than other Medicare services, and by various operational and clinical process enhancements. Furthermore, Medicare revenue in the fiscal 2004 period as compared to the fiscal 2003 period increased as a result of reimbursement rate changes, including a 3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003, which was adjusted downward by 0.8 percent to 2.5 percent effective April 1, 2004, and a 5 percent rate increase effective April 1, 2004 for the rural add-on related to home health services performed in specifically defined rural areas of the country. The rate increases relating to the market basket change and rural add-on provision represented incremental revenue of $5.7 million for fiscal year 2004.

      Medicaid and Local Government revenue decreased in fiscal year 2004 as compared to fiscal year 2003 primarily due to a reduction in the Company's participation in certain low-margin, hourly Medicaid and state and county health programs, partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $13.6 million for fiscal year 2004 as compared to fiscal year 2003. Revenues relating to skilled visits within Medicaid programs increased $2.9 million for fiscal year 2004.

      Commercial Insurance and Other revenue decreased in fiscal year 2004 as compared to fiscal year 2003 due to a decline in revenue derived from Cigna of $31.0 million, or 10.7 percent, related to a reduction in the number of enrolled Cigna members in 2004, and lower revenue as well as related costs resulting from a change in the Company's delivery model of certain home medical and respiratory equipment ("HME") products and services. The decline in Cigna revenues was partially offset by an increase of $24.1 million, or 13.5 percent, for fiscal year 2004 in non-Cigna, Commercial Insurance and Other revenue driven by unit volume and pricing increases from existing business as well as new contracts signed during the past year.

      In addition, for the fiscal year 2004, Medicare revenues and Commercial Insurance and Other revenues were negatively impacted by four hurricanes in the southeastern United States and net revenues for fiscal year 2004 were positively impacted by an extra week of activity as compared to fiscal year 2003.

GROSS PROFIT

                                       FISCAL YEAR
                          --------------------------------------
 (Dollars in millions)       2004          2003        VARIANCE
                          ----------    ----------    ----------
Gross profit              $    323.9    $    282.0    $     41.9
As a percent of revenue         38.3%         34.6%          3.7%

      As a percent of revenues, gross profit margins for the fiscal year 2004 were positively impacted by (i) 1.4 percentage points due to the favorable change in business mix in which the volume of Medicare business, including growth in specialty programs, more than offset the anticipated revenue loss in certain low-margin hourly Medicaid and local government programs, (ii) 1.0 percentage points due to the reconfiguration of the HME provider network earlier this year, as well as the impact of new CareCentrix contracts and (iii)
0.7 percentage points related to the special items discussed above. The remaining increase in gross profit percentage can be attributed to several factors, including the positive Medicare rate changes, lower workers compensation expense and various operational and clinical process enhancements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses, including depreciation and amortization, increased $26.5 million, or 10.2 percent, to $285.7 million for the fiscal year ended January 2, 2005, as compared to $259.2 million for the fiscal year ended December 28, 2003.

      Of the increases in selling, general and administrative expenses, approximately $5 million related to the extra week of activity in fiscal 2004. Approximately $8 million of the remaining increase related to field operating and administrative costs to service incremental revenues, including revenues from the Company's specialty programs and approximately $4 million related to higher selling and clinical care coordination expenses. The remaining increases related to costs associated with the reconfiguration of the Company's CareCentrix HME provider network (approximately $3 million) and incremental costs associated with the implementation of the Sarbanes-Oxley requirements, ongoing information technology initiatives and field development training as well as a writedown of $1.4 million relating to purchased software for which it was determined there was minimal future value.

GAIN ON SALE OF CANADIAN INVESTMENT

      On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million in the second quarter of fiscal 2004 and recorded a gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of income for the fiscal year ended January 2, 2005.

INTEREST INCOME, NET

      Net interest income was approximately $1.0 million for the fiscal year ended January 2, 2005, and $0.4 million for the fiscal year ended December 28, 2003. Net interest income included interest income of approximately $2.0 million for fiscal year 2004 and $1.5 million for fiscal year 2003, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

      Income from continuing operations before income taxes was approximately $40.2 million and $23.3 million for the fiscal years ended January 2, 2005 and December 28, 2003, respectively. For fiscal 2004, income from continuing operations before income taxes included special items of $9.4 million as discussed in "Net Revenues" above and a pre-tax gain $0.9 million on the sale of a Canadian investment.

INCOME TAXES

      The Company recorded federal and state income taxes of approximately $13.7 million for fiscal 2004 compared to an income tax benefit of $33.5 million for fiscal 2003. The difference between the Company's effective tax rate of approximately 34.1% for fiscal 2004 and the statutory income tax rate was due primarily to the recognition of certain state net operating loss carryforwards.

      Prior to fiscal year 2004, the state tax history of certain subsidiaries indicated cumulative losses and a lack of state tax audit experience. As a result, the Company believed there was a remote likelihood that the value of related state tax loss carryforwards would be realized, and no deferred tax assets were recorded. During fiscal 2004, these subsidiaries reflected cumulative income on a state filing basis and certain state tax audits were settled. The Company performed a review of state net operating loss carryforwards and recorded a deferred tax asset of $7.0 million in the fourth quarter of fiscal 2004. A valuation allowance of $4.5 million has been recorded to recognize that certain state net operating loss carryforwards may expire before realization. The Company continues to monitor the need for a valuation allowance for its deferred tax assets based on the realizability of such assets. The amount of the deferred tax assets considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period are adjusted.

      The Company had maintained a valuation allowance for its deferred tax assets as of December 29, 2002, since the absence of historical pre-tax income created uncertainty about the Company's ability to realize tax benefits in future years. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. The remaining valuation allowance was reversed at the end of fiscal 2003 based on management's belief that it was more likely than not that all of the Company's net deferred tax assets would be realized due to the Company's achieved earnings trends and outlook. In this regard, $44.4 million was recorded as an income tax benefit in fiscal 2003 and $19.5 million was credited directly to shareholders' equity to reflect the portion of the valuation allowance associated with stock compensation tax benefits.

      At January 2, 2005, current net deferred tax assets were $23.9 million and non-current net deferred tax assets were $21.2 million. At January 2, 2005, the Company had federal tax credit carryforwards of $0.8 million and state net operating loss carryforwards of $7.0 million.

NET INCOME

      The Company recorded net income of $26.5 million or $1.00 per diluted share in fiscal 2004 compared to net income of $56.8 million or $2.07 per diluted share in fiscal 2003.

      Net income for fiscal 2004 included special items related to Medicare, noted in the Net Revenues section above, and a pre-tax gain of $0.9 million on the sale of the Company's 19.9 percent interest in a Canadian home care company. See Notes 3 and 9 to the Company's consolidated financial statements.

      Net income for fiscal 2004 reflected the positive impact of an effective tax rate of 34.1 percent due primarily to the recognition of certain state net operating loss carryforwards, which was lower than the statutory income tax rate.

YEAR ENDED DECEMBER 28, 2003 COMPARED TO YEAR ENDED DECEMBER 29, 2002

NET REVENUES

                                             FISCAL YEAR
                                 -------------------------------------
                                                            PERCENTAGE
   (Dollars in millions)            2003         2002        VARIANCE
                                 ----------   ----------    ----------
Medicare                         $    178.7   $    162.3       10.1%
Medicaid and Local Government         165.1        167.4       (1.4)
Commercial Insurance and Other        470.2        438.8        7.2
                                 ----------   ----------        ---
                                 $    814.0   $    768.5        5.9%
                                 ==========   ==========        ===

      Net revenues increased by $45.5 million or 5.9 percent to $814.0 million during fiscal 2003 as compared to $768.5 million during fiscal 2002. For fiscal year 2003, as compared to fiscal year 2002, net revenues from Medicare increased by $16.4 million or 10.1 percent to $178.7 million. Commercial Insurance and Other payer's net revenues increased by $31.4 million or 7.2 percent to $470.2 million and Medicaid and Local Government payer's net revenues decreased $2.3 million or 1.4 percent to $165.1 million.

      Medicare revenue growth for fiscal 2003, as compared to fiscal 2002, was primarily fueled by increases in episodes serviced of 8.7 percent. In addition, Medicare revenue was positively impacted by (i) $1.6 million due to a 3.3 percent market basket rate increase that became effective for patients on service on or after October 1, 2003 and (ii) $2.5 million due to the absence of a revenue adjustment recorded in fiscal 2002 relating to partial episode payments ("PEPs") and various clinical and operational process changes implemented in late 2003. In comparing the fiscal year 2003 and 2002 periods, Medicare revenues were negatively impacted by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $6.0 million for fiscal 2003), which became effective for Medicare patients beginning in October 2002, and by the elimination of the rural add-on provision ($1.4 million for fiscal 2003) for home health services, which became effective April 1, 2003.

      Revenue growth from Commercial Insurance and Other payers was driven by a combination of pricing and volume increases from existing customers and new contracts that were signed during the past year. Of the 7.2 percent increase in net revenues for fiscal 2003, new contracts from Commercial Insurance and Other payers accounted for 3.3 percent.

      Medicaid and Local Government revenues decreased for fiscal year 2003 due to revenue reductions related to more restrictive eligibility requirements in some states and lower reimbursement rates in certain other states. In addition, for fiscal 2003, revenues were negatively impacted by the Company's decision to reduce or terminate its participation in certain low-margin, hourly Medicaid and state and county programs. Revenues relating to these hourly Medicaid and state and county programs decreased $8.5 million as compared to fiscal year 2002. These decreases were offset somewhat by increases in the intermittent care Medicaid business in selected states.

GROSS PROFIT

                                       FISCAL YEAR
                          --------------------------------------
 (Dollars in millions)       2003          2002        VARIANCE
                          ----------    ----------    ----------
Gross profit              $    282.0    $    247.6    $     34.4
As a percent of revenue         34.6%         32.2%          2.4%

      Gross profit margins for fiscal 2003, as compared to fiscal 2002, were positively impacted by an increase in Medicare episodes serviced and improvements in utilization in both the commercial insurance business and Medicare (1.6 percent), reductions in insurance costs (0.5 percent), the Medicare market basket rate increase of 3.3 percent that became effective for patients on service on or after October 1, 2003 (0.2 percent) and the absence of both a $2.5 million revenue adjustment related to PEPs (0.3 percent) and the $6.3 million special charge associated with insurance costs that were recorded in fiscal 2002 (0.8 percent). These increases were partially offset by an overall 4.9 percent reduction in Medicare reimbursement rates (approximately $6.0 million or 0.8 percent), which became effective for Medicare patients beginning October 2002, and the elimination of the rural add-on provision ($1.4 million or 0.2 percent) for home health services which became effective April 1, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      For fiscal year 2003, selling, general and administrative expenses, including depreciation and amortization, decreased $24 million or 8.6 percent to $259 million compared to $283 million for the corresponding period in fiscal 2002. This decrease is related to restructuring and special charges of $46.1 million, of which approximately $40 million was reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 2002. See Note 4 to the consolidated financial statements for further discussion of the restructuring and special charges. Excluding these special charges, selling, general and administrative expenses, including depreciation and amortization, increased $15.4 million for fiscal year 2003.

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

      Restructuring and special charges for fiscal year 2002 are summarized and further described below (in thousands):

Restructuring charges:
    Business realignment activities       $    6,813
                                          ----------

Special charges:
    Option tender offer                       21,388
    Settlement costs                           7,731
    Insurance costs                            6,300
    Asset writedowns and other                 3,824
                                          ----------
      Total special charges                   39,243
                                          ----------

Total restructuring and special charges   $   46,056
                                          ==========

   FISCAL 2002

      BUSINESS REALIGNMENT ACTIVITIES

      The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000. These charges are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. During fiscal year 2002, the Company paid $2.1 million in restructuring costs, leaving approximately $4.7 million of these restructuring charges unpaid, representing severance costs of $0.2 million which were to be paid during 2003 and lease and other associated costs of $4.5 million which will be paid over the remaining lease terms. During fiscal years 2003 and 2004, the Company paid $2.4 million and $0.4 million, respectively, in restructuring costs, leaving approximately $1.9 million of these restructuring charges unpaid, representing lease and other associated costs which will be paid over the remaining lease terms.

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

      SETTLEMENT COSTS

      The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9 to the consolidated financial statements). These costs are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal year 2002.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

      Income (loss) from continuing operations before income taxes was approximately $23.3 million and ($35.1) million for fiscal years ended December 28, 2003 and December 29, 2002, respectively. For fiscal year 2002, loss from continuing operations before income taxes included restructuring and special charges of $46.1 million.

INCOME TAXES

      The Company recorded an income tax benefit of $33.5 million in fiscal 2003 compared to an income tax expense of $18.4 million in fiscal 2002.

      A federal and state tax benefit was recorded in fiscal 2002, relative to the loss from continuing operations, offset by a $26.8 million provision associated with the adoption of SFAS No. 142, as discussed in Note 2 to the consolidated financial statements, and an adjustment of $5.4 million for tax audit adjustments. As of December 29, 2002, the Company had federal net operating loss and tax credit carryforwards of $15 million and maintained a full valuation allowance against its net deferred tax assets of $63.9 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. Based on management's belief that it was more likely than not that all of the Company's net deferred tax assets would be realized due to the Company's achieved earnings trends and outlook, the remaining valuation allowance for net deferred tax assets was reversed, resulting in a tax benefit of $35.0 million recorded in the statement of operations and an additional credit of $19.5 million relating to the tax benefits associated with stock compensation was recorded directly to shareholders' equity. At December 28, 2003, the Company had federal net operating loss and tax credit carryforwards of $11.8 million. See Note 12 to the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY

      The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Net cash provided by operating activities was $34.9 million in fiscal 2004. In addition, during fiscal 2004 the Company received cash proceeds of $4.1 million in connection with the sale of the Company's investment in a Canadian homecare business and $6.7 million in connection with the issuance of common stock. This cash was used to fund capital expenditures of $12.6 million and repurchase shares of common stock of $38.4 million during fiscal 2004.

      Days Sales Outstanding ("DSO") for the home health services business decreased 2 days to 57 days at January 2, 2005 as compared to December 28, 2003. Working capital at January 2, 2005 was $137 million, an increase of $1 million as compared to $136 million at December 28, 2003, primarily due to:

      - a $4 million decrease in cash and cash equivalents, restricted cash and short-term investments;

      -   a $1 million decrease in accounts receivable;

      -   a $3 million decrease in deferred tax assets; and

      - a $9 million decrease in current liabilities, primarily driven by decreases in payroll and related taxes ($4 million), obligations under insurance programs ($2 million), Medicare liabilities ($3 million), other accrued expenses ($1 million), and cost of claims incurred but not reported ($1 million), partially offset by an increase in accounts payable ($2 million).

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

      The Company is party to a contract with Cigna pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2004, 2003 and 2002, Cigna accounted for approximately 31 percent, 36 percent and 38 percent, respectively, of the Company's total net revenues. The Company extended its relationship with Cigna by entering into a new national home health care contract, as amended, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, Cigna has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

      The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

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

      Total outstanding letters of credit were $20.2 million as of January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of January 2, 2005, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

      The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003 and May 26, 2004, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintains minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million, and to allow for the disposition of certain assets. As of January 2, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

      The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

      The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of January 2, 2005, the Company was in compliance with these provisions.

      The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

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

      CAPITAL EXPENDITURES

      The Company's capital expenditures from continuing operations for the fiscal year 2004 were $11.2 million, excluding equipment capitalized under capital lease obligations of $1.4 million, as compared to $8.8 million and $4.1 million for fiscal years 2003 and 2002, respectively. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures will range between $12 million and $14 million for fiscal 2005. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

      CASH RESOURCES AND OBLIGATIONS

      The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $113.0 million as of January 2, 2005. The restricted cash of $22.0 million at January 2, 2005, relates to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash includes $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

      The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

      The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 4,500,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During fiscal 2004, the Company repurchased 2,553,140 shares of its outstanding common stock at an average cost of $15.04 per share and a total cost of approximately $38.4 million. As of January 2, 2005, the Company had remaining authorization to repurchase an aggregate of 508,396 shares of its outstanding common stock. For the period from January 3, 2005 through March 4, 2005, the Company purchased 357,900 shares at an average cost of $15.98 per share and a total cost of approximately $5.7 million. See Note 8 to the Company's consolidated financial statements.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      At January 2, 2005, the Company had no long-term debt. During fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease, the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at January 2, 2005 are as follows (in thousands):

                                                      LESS THAN                                    MORE THAN
                                         TOTAL          1 YEAR       1-3 YEARS      4-5 YEARS       5 YEARS
                                      ------------   ------------   ------------   ------------   ------------
Long-term debt obligations            $          -   $          -   $          -   $          -   $          -
Capital lease obligations                    1,150            274            288            303            285
Operating lease obligations                 50,525         17,022         21,834          8,339          3,330
Purchase obligations                             -              -              -              -              -
                                      ------------   ------------   ------------   ------------   ------------
   Total                              $     51,675    $    17,296    $    22,122   $      8,642   $      3,615
                                      ============   ============   ============   ============   ============

      The Company had total letters of credit outstanding under its credit facility of approximately $20.8 million at December 28, 2003 and $20.2 million at January 2, 2005. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed in the "Liquidity and Capital Resources" section under the heading "Cash Resources and Obligations." The Company also had outstanding surety bonds of $1.0 million and $0.9 million at January 2, 2005 and December 28, 2003, respectively.

      The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

      Management expects that the Company's working capital needs for fiscal 2005 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash would require the approval of the Company's Board of Directors and may require the approval of its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

LITIGATION AND GOVERNMENT MATTERS

      The Company is a party to certain legal actions and government investigations. See Item 3. "Legal Proceedings" and Note 9 to the Company's consolidated financial statements.

SETTLEMENT ISSUES

      PRRB APPEAL

      As further described in the Critical Accounting Policies section in Note 2 to the Company's consolidated financial statements, the Company's annual cost reports, which were filed with CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

      In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 were to be reopened after the process for the 1997 cost reports was completed.

      In February 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year was approximately $9 million. The Company received the funds and recorded the adjustment of $9.0 million as net revenues during fiscal 2004.

      During the third quarter of fiscal 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1998 cost reports and determined that the adjustment to allowable costs for that year was $1.4 million. The Company received the funds and recorded the adjustment of $1.4 million as net revenues during fiscal 2004.

      Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1998, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. The Company expects the 1999 cost reports to be reopened and completed during 2005. It is likely that future recoveries for the 1999 year resulting from the application of the modified methodology required by the Administrative Resolution will be significantly less than the 1997 settlement but greater than the 1998 settlement. The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.

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

      The Company has chosen to adopt the disclosure-only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

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

                                                                                              FISCAL YEAR ENDED
                                                                              ------------------------------------------------------
                                                                              JANUARY 2, 2005   DECEMBER 28, 2003  DECEMBER 29, 2002
                                                                              ---------------   -----------------  -----------------
                                                                                 (53 WEEKS)        (52 WEEKS)         (52 WEEKS)
Net income (loss) - as reported                                               $        26,488    $        56,766   $       (49,033)
Add: Stock-based employee compensation expense included in reported net
  income, net of tax                                                                        -                  -            13,160
Deduct: Total stock-based compensation expense determined under fair
  value based method for all awards, net of tax                                        (2,442)            (1,575)           (5,022)
                                                                              ---------------    ---------------   ---------------
Net income (loss) - pro forma                                                          24,046             55,191           (40,895)
                                                                              ===============    ===============   ===============

Basic income (loss) per share - as reported                                   $          1.07    $          2.16   $         (1.87)
Basic income (loss) per share - pro forma                                     $          0.97    $          2.10   $         (1.56)

Diluted income (loss) per share - as reported                                 $          1.00    $          2.07   $         (1.87)
Diluted income (loss) per share - pro forma                                   $          0.91    $          2.01   $         (1.56)

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

      Based on the results of the transitional impairment tests, the Company determined that an impairment loss relating to goodwill had occurred and recorded a non-cash charge of $187.1 million, net of a deferred tax benefit of $30.2 million, as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. The deferred tax benefit was recorded by eliminating a deferred tax liability of $26.8 million and recording a deferred tax asset of approximately $39 million, offset by an increase in the tax valuation allowance by the same amount. During fiscal 2002, the Company also recorded a tax benefit of approximately $3.4 million relating to tax deductible goodwill. See Note 12 to the consolidated financial statements.

      The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill as of January 2, 2005. Goodwill amounting to $1.2 million was included in Other Assets in the accompanying consolidated balance sheets as of January 2, 2005 and December 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This statement replaces SFAS 123, and supersedes APB
25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which for the Company is the third quarter of fiscal 2005. Management estimates that the adoption of SFAS 123(R) will reduce earnings between $0.06 and $0.08 per diluted share in the second half of fiscal 2005.

      In April 2004, the Emerging Issues Task Force ("EITF") of the FASB approved EITF Issue 03-06, "Participating Securities and the Two-Class Method under FAS 128." EITF Issue 03-06 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-06 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock based compensation subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-06 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-06 did not have a material impact on the Company's consolidated financial statements.

IMPACT OF INFLATION

      The Company does not believe that the general level of inflation has had a material impact on its results of operations during the past three fiscal years.

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

      REVENUE RECOGNITION

      Under fee-for-service agreements with patients and commercial and certain government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

      Under capitated arrangements with certain managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangement. Net revenues generated under capitated agreements were approximately 12 percent, 16 percent, and 16 percent of total net revenues for fiscal 2004, 2003, and 2002, respectively.

      Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $5.5 million and $5.2 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of January 2, 2005 and December 28, 2003, respectively.

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

      COLLECTIBILITY OF ACCOUNTS RECEIVABLE

      The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payer reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses in the consolidated statements of operations. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection, reimbursement experience and billing functions.

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

      The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

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

      The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated restricted cash balances. As of January 2, 2005, the Company has segregated cash funds of $21.8 million as collateral under the Company's workers compensation program. Interest on the funds in the trust account accrues to the Company.

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

      MEDICARE SETTLEMENT ISSUES

      Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves are sufficient, it is possible that adjustments resulting from such audits could result in adjustments to the consolidated financial statements that exceed established reserves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company had no interest rate exposure on fixed rate debt or other market risk at January 2, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and financial statement schedule set forth in Part IV, Item 15 (a) (1) and (2) of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no such changes or disagreements.

ITEM 9A. CONTROLS AND PROCEDURES

      Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal control over financial reporting, as well as an attestation report from the Company's independent registered public accounting firm on management's assessment of the effectiveness of the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the related attestation report from the Company's independent registered public accounting firm are located on pages F-3 and F-4 of this annual report on Form 10-K and are incorporated herein by reference.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

      As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item regarding the directors of the Company is incorporated herein by reference to information under the captions "Proposal 1 Election of Directors" and "Board of Directors and Committees" to be contained in the Company's Proxy Statement to be filed with the SEC with regard to the Company's 2005 Annual Meeting of Shareholders ("2005 Proxy Statement"). See also the information regarding executive officers of the Company at the end of PART I hereof, which is incorporated herein by reference.

      Certain other information required by this item is incorporated herein by reference to information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Company's 2005 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions "Executive Compensation" and "Board of Directors and Committees," respectively, to be contained in the Company's 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item regarding the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Company's 2005 Proxy Statement.

      Certain other information required by this item regarding securities authorized for issuance under the Company's equity compensation plans is incorporated herein by reference to information under the caption "Equity Compensation Plan Information" to be contained in the Company's 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no such relationships or transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding principal accountant fees and services is incorporated herein by reference to information under the caption "Proposal 2 Appointment of Independent Auditors" to be contained in the Company's 2005 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

                                                                                                          Page No.
                                                                                                        -----------
-      Report of Independent Registered Public Accounting Firm.....................................     F-3 and F-4

-      Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003.....................     F-5

-      Consolidated Statements of Operations for the three years ended January 2, 2005.............     F-6

-      Consolidated Statements of Changes in Shareholders' Equity for the three years ended
       January 2, 2005.............................................................................     F-7

-      Consolidated Statements of Cash Flows for the three years ended January 2, 2005.............     F-8

-      Notes to Consolidated Financial Statements..................................................     F-9

(a)(2) FINANCIAL STATEMENT SCHEDULE

-      Schedule II - Valuation and Qualifying Accounts for the three years ended January 2,
       2005........................................................................................     F-29

(a)(3) EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------     --------------------------------------------------------------------
3.1         Amended and Restated Certificate of Incorporation of Company (1)

3.2 Certificate of Correction to Certificate of Incorporation, filed with the Delaware Secretary of State on July 1, 2002 (2)

3.3         Amended and Restated By-Laws of Company (2)

4.1         Specimen of common stock (4)

4.2         Form of Certificate of Designation of Series A Junior Participating
            Preferred Stock (1)

4.3         Form of Certificate of Designation of Series A Cumulative Non-Voting
            Redeemable Preferred Stock (3)

10.1        Separation Agreement dated August 17, 1999 among Olsten Corporation,
            Aaronco Corp. and Adecco SA (1)

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

10.4        Form of Rights Agreement dated March 2, 2000 between the Company and
            EquiServe Trust Company, N.A., as rights agent (3)

10.5        Company's Executive Officers Bonus Plan (1)*

10.6        Company's 1999 Stock Incentive Plan (5)*

10.7        Company's 2004 Equity Incentive Plan (6)*

10.8        Company's Stock & Deferred Compensation Plan for Non-Employee
            Directors, as amended and restated as of January 1, 2004 (7)*

10.9        Company's Employee Stock Purchase Plan (1)*

10.10       Company's Nonqualified Retirement and Savings Plan and First,
            Second, Third and Fourth Amendments thereto (7)*

10.11       Form of Change in Control Agreement with each of Vernon A. Perry,
            Jr., John R. Potapchuk, Robert Creamer and Mary Morrisey Gabriel
            (2)* (the Change in Control Agreements are identical in substance for each of the named officers, except that the Change in Control
            Agreements for Messrs. Perry, Potapchuk and Creamer provide in paragraphs 4(ii) and 4(iii), respectively, for a

EXHIBIT
NUMBER                                   DESCRIPTION
-------     --------------------------------------------------------------------
            multiple of "two" in calculating a payment under each officer's
            Agreement and for up to two years of continued employee benefits and the Change in Control Agreement for Mary Morrisey Gabriel provides in paragraphs 4(ii) and 4(iii), respectively, for a multiple of
            "one" in calculating a payment under her Agreement and for up to one year of continued employee benefits)

10.12       Form of Severance Agreement with each of Vernon A. Perry, Jr., John
            R. Potapchuk, Robert Creamer and Mary Morrisey Gabriel (2)* (the
            Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreements for Messrs.
            Perry, Potapchuk and Creamer provide in paragraph 1 for payments of 18 months of severance and the Severance Agreement for Ms. Morrisey
            Gabriel provides in paragraph 1 for the payment of 12 months of severance)

10.13       Employment Agreement dated as of March 22, 2004 with Ronald A.
            Malone (8)*

10.14       Change in Control Agreement dated as of March 22, 2004 with Ronald
            A. Malone (8)*

10.15 Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan (9)*

10.l6 Summary Sheet of Company compensation to non-employee directors, effective January 1, 2004 +*

10.17       Performance goals and criteria for 2005 set under Company's
            Executive Officers Bonus Plan (10)*

10.18       Loan and Security Agreement dated June 13, 2002 by and between Fleet
            Capital Corporation, as Administrative Agent, on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva
            Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (11)

10.19 First Amendment and Consent Agreement dated August 7, 2003 to Loan and Security Agreement dated June 13, 2002 by and between Fleet
            Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva
            Health Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (12)

10.20       Second Amendment dated November 26, 2003 to Loan and Security
            Agreement dated June 13, 2002 by and between Fleet Capital
            Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health
            Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (7)

10.21       Third Amendment and Joinder dated February 25, 2004 to Loan and
            Security Agreement dated June 13, 2002 by and between Fleet Capital
            Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities, Inc., as Arranger, Gentiva Health
            Services, Inc., Gentiva Health Services Holding Corp. and the subsidiaries named therein (7)

10.22 Fourth Amendment dated May 26, 2004 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as
            Administrative Agent on behalf of the lenders named therein, Fleet
            Securities, Inc., as Arranger, Gentiva Health Services, Inc.,
            Gentiva Health Services Holding Corp. and the subsidiaries named therein (13)

10.23       Asset Purchase Agreement dated as of January 2, 2002 by and between
            Accredo Health, Incorporated, the Company and the Sellers named therein (14)

EXHIBIT
NUMBER                                   DESCRIPTION
-------     --------------------------------------------------------------------
10.24       Managed Care Alliance Agreement between CIGNA Health Corporation and
            Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (7)
            (confidential treatment requested as to portions of this document)

10.25 Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc.
            entered into as of January 1, 2004 + (confidential treatment requested as to portions of this document)

10.26       Consulting Agreement dated as of July 1, 2002 between Gail R.
            Wilensky and Gentiva Health Services (USA), Inc. (15)*

10.27       Amendment dated August 7, 2003 to Consulting Agreement dated as of
            July 1, 2002 between Gail R. Wilensky and Gentiva Health Services
            (USA), Inc. (12)*

21.         List of Subsidiaries of Company +

23. Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1 Certification of Chief Executive Officer dated March 17, 2005 pursuant to Rule 13a-14(a) +

31.2 Certification of Chief Financial Officer dated March 17, 2005 pursuant to Rule 13a-14(a) +

32.1 Certification of Chief Executive Officer dated March 17, 2005 pursuant to 18 U.S.C. Section 1350 +

32.2 Certification of Chief Financial Officer dated March 17, 2005 pursuant to 18 U.S.C. Section 1350 +

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

(6) Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.

(7) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.

(8) Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 28, 2004.

(9) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 26, 2004.

(10) Incorporated herein by reference to Form 8-K of Company dated February 23, 2005 and filed March 1, 2005.

(11) Incorporated herein by reference to Form 8-K of Company dated June 13, 2002 and filed June 21, 2002.

(12) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 28, 2003.

(13) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended June 27, 2004.

(14) Incorporated herein by reference to definitive Proxy Statement of Company dated May 10, 2002.

(15) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended March 30, 2003.

*     Management contract or compensatory plan or arrangement

+     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GENTIVA HEALTH SERVICES, INC.

Date: March 17, 2005       By: /s/ Ronald A. Malone
                               --------------------
                               Ronald A. Malone
                               Chief Executive Officer and Chairman of the Board

      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2005       By: /s/ Ronald A. Malone
                               --------------------
                               Ronald A. Malone
                               Chief Executive Officer and Chairman of the
                               Board and Director (Principal Executive Officer)

Date: March 17, 2005       By: /s/ John R. Potapchuk
                               ---------------------
                               John R. Potapchuk
                               Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 17, 2005       By: /s/ Edward A. Blechschmidt
                               --------------------------
                               Edward A. Blechschmidt
                               Director

Date: March 17, 2005       By: /s/ Victor F. Ganzi
                               -------------------
                               Victor F. Ganzi
                               Director

Date: March 17, 2005       By: /s/ Stuart R. Levine
                               --------------------
                               Stuart R. Levine
                               Director

Date: March 17, 2005       By: /s/ Mary O'Neil Mundinger
                               -------------------------
                               Mary O'Neil Mundinger
                               Director

Date: March 17, 2005       By: /s/ Stuart Olsten
                               -----------------
                               Stuart Olsten
                               Director

Date: March 17, 2005       By: /s/ Raymond S. Troubh
                               ---------------------
                               Raymond S. Troubh
                               Director

Date: March 17, 2005       By: /s/ Josh S. Weston
                               ------------------
                               Josh S. Weston
                               Director

Date: March 17, 2005       By: /s/ Gail R. Wilensky
                               --------------------
                               Gail R. Wilensky
                               Director

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                                                                                          Page No.
                                                                                                        -----------
Management's Responsibility for Financial Statements.................................................   F-2

Management's Report on Internal Control over Financial Reporting.....................................   F-2

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..............................................   F-3 and F-4

Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003..............................   F-5

Consolidated Statements of Operations for the three years ended January 2, 2005......................   F-6

Consolidated Statements of Changes in Shareholders' Equity for the three years ended
     January 2, 2005.................................................................................   F-7

Consolidated Statements of Cash Flows for the three years ended January 2, 2005......................   F-8

Notes to Consolidated Financial Statements...........................................................   F-9

Schedule II - Valuation and Qualifying Accounts for the three years ended January 2, 2005............   F-29

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

      Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this Report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

      The independent registered public accounting firm audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

      The Board of Directors of the Company has an Audit Committee comprised of three independent directors. The Audit Committee meets at least quarterly with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gentiva Health Services, Inc. and Subsidiaries:

We have completed an integrated audit of Gentiva Health Services, Inc. and Subsidiaries (the "Company") fiscal 2004 consolidated financial statements and of their internal control over financial reporting as of January 2, 2005 and audits of their fiscal 2003 and fiscal 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 15(a)(1) of the Form 10-K present fairly, in all material respects, the financial position of the Company at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) of the Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which changed the method of accounting for goodwill and other intangibles assets effective December 31, 2001.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
---------------------------------

Stamford, Connecticut
March 15, 2005

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 JANUARY 2, 2005       DECEMBER 28, 2003
                                                                                 ---------------      --------------------
ASSETS
Current assets:
        Cash and cash equivalents                                                $         9,910      $             75,688
        Restricted cash                                                                   22,014                    21,750
        Short-term investments                                                            81,100                    20,000
        Receivables, less allowance for doubtful accounts of $7,040 and
           $7,936 at fiscal year end 2004 and 2003, respectively                         132,002                   132,998
        Deferred tax assets                                                               23,861                    26,464
        Prepaid expenses and other current assets                                          6,057                     6,524
                                                                                 ---------------      --------------------
              Total current assets                                                       274,944                   283,424

Fixed assets, net                                                                         19,687                    15,135
Deferred tax assets, net                                                                  21,233                    28,025
Other assets                                                                              16,234                    15,929
                                                                                 ---------------      --------------------
              Total assets                                                       $       332,098      $            342,513
                                                                                 ===============      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                         $        25,896      $             23,504
        Payroll and related taxes                                                          9,356                    12,932
        Medicare liabilities                                                               9,949                    12,736
        Cost of claims incurred but not reported                                          27,361                    28,525
        Obligations under insurance programs                                              34,660                    37,200
        Other accrued expenses                                                            31,117                    32,230
                                                                                 ---------------      --------------------
              Total current liabilities                                                  138,339                   147,127

Other liabilities                                                                         21,819                    18,207

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 23,722,408 and 25,598,301 shares, at fiscal year
           end 2004 and 2003, respectively                                                 2,372                     2,560
        Additional paid-in capital                                                       238,929                   270,468
        Accumulated deficit                                                              (69,361)                  (95,849)
                                                                                 ---------------      --------------------
              Total shareholders' equity                                                 171,940                   177,179
                                                                                 ---------------      --------------------
              Total liabilities and shareholders' equity                         $       332,098      $            342,513
                                                                                 ===============      ====================

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          FOR THE FISCAL YEAR ENDED
                                                                         ---------------------------------------------------------
                                                                         JANUARY 2, 2005    DECEMBER 28, 2003    DECEMBER 29, 2002
                                                                         ---------------    -----------------    -----------------
                                                                           (53 WEEKS)          (52 WEEKS)           (52 WEEKS)
Net revenues                                                             $       845,764    $         814,029    $         768,501
Cost of services sold                                                            521,835              531,987              520,901
                                                                         ---------------    -----------------    -----------------
      Gross profit                                                               323,929              282,042              247,600
Selling, general and administrative expenses                                    (278,342)            (252,334)            (276,355)
Depreciation and amortization                                                     (7,329)              (6,851)              (7,185)
                                                                         ---------------    -----------------    -----------------
      Operating income (loss)                                                     38,258               22,857              (35,940)
Gain on sale of Canadian investment                                                  946                   --                    -
Interest income, net                                                                 977                  441                  834
                                                                         ---------------    -----------------    -----------------
      Income (loss) from continuing operations before income taxes                40,181               23,298              (35,106)
Income tax (expense) benefit                                                     (13,693)              33,468              (18,437)
                                                                         ---------------    -----------------    -----------------
      Income (loss) from continuing operations                                    26,488               56,766              (53,543)
Discontinued operations, net of tax                                                   --                   --              191,578
                                                                         ---------------    -----------------    -----------------
      Income before cumulative effect of accounting change                        26,488               56,766              138,035
Cumulative effect of accounting change, net of tax                                    --                   --             (187,068)
                                                                         ---------------    -----------------    -----------------
      Net income (loss)                                                  $        26,488    $          56,766    $         (49,033)
                                                                         ===============    =================    =================

Basic earnings per share:
      Income (loss) from continuing operations                           $          1.07    $            2.16    $           (2.05)
      Discontinued operations, net of tax                                             --                   --                 7.32
      Cumulative effect of accounting change, net of tax                              --                   --                (7.14)
                                                                         ---------------    -----------------    -----------------
      Net income (loss)                                                  $          1.07    $            2.16    $           (1.87)
                                                                         ===============    =================    =================

Weighted average shares outstanding                                               24,724               26,262               26,183
                                                                         ===============    =================    =================

Diluted earnings per share:
      Income (loss) from continuing operations                           $          1.00    $            2.07    $           (2.05)
      Discontinued operations, net of tax                                             --                   --                 7.32
      Cumulative effect of accounting change, net of tax                              --                   --                (7.14)
                                                                         ---------------    -----------------    -----------------
      Net income (loss)                                                  $          1.00    $            2.07    $           (1.87)
                                                                         ===============    =================    =================

Weighted average shares outstanding                                               26,365               27,439               26,183
                                                                         ===============    =================    =================

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JANUARY 2, 2005
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              COMMON STOCK           ADDITIONAL
                                                      --------------------------      PAID-IN       ACCUMULATED
                                                        SHARES         AMOUNT         CAPITAL         DEFICIT           TOTAL
                                                      -----------    -----------    ------------    ------------    -----------
Balance at December 30, 2001                           25,638,794    $     2,564    $    722,725    $   (103,582)   $   621,707

      Comprehensive loss:
         Net loss                                              --             --              --         (49,033)       (49,033)

      Dividends paid ($17.75 per share)                        --             --        (466,597)             --       (466,597)
      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                      746,416             75           6,896              --          6,971
                                                      -----------    -----------    ------------    ------------    -----------

Balance at December 29, 2002                           26,385,210    $     2,639    $    263,024    $   (152,615)   $   113,048

      Comprehensive income:
         Net Income                                            --             --              --          56,766         56,766

      Income tax benefits associated with
        stock-based compensation                               --             --          19,454              --         19,454

      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                      651,555             65           2,271              --          2,336

      Repurchase of common stock at cost               (1,438,464)          (144)        (14,281)             --        (14,425)
                                                      -----------    -----------    ------------    ------------    -----------

Balance at December 28, 2003                           25,598,301    $     2,560    $    270,468    $    (95,849)   $   177,179

      Comprehensive income:
         Net Income                                            --             --              --          26,488         26,488

      Income tax benefits associated with
        the exercise of non-qualified stock options            --             --           1,535              --          1,535

      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                      677,247             68           5,072              --          5,140

      Repurchase of common stock at cost               (2,553,140)          (256)        (38,146)             --        (38,402)
                                                      -----------    -----------    ------------    ------------    -----------

Balance at January 2, 2005                             23,722,408    $     2,372    $    238,929    $    (69,361)   $   171,940
                                                      ===========    ===========    ============    ============    ===========


                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE FISCAL YEAR ENDED
                                                                        ----------------------------------------------------------
                                                                        JANUARY 2, 2005    DECEMBER 28, 2003     DECEMBER 29, 2002
                                                                        ---------------    -----------------     -----------------
                                                                          (53 WEEKS)           (52 WEEKS)            (52 WEEKS)
OPERATING ACTIVITIES:
Net income (loss)                                                          $ 26,488            $ 56,766             $ (49,033)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
       Income from discontinued operations                                       --                  --              (191,578)
       Cumulative effect of accounting change                                    --                  --               187,068
       Depreciation and amortization                                          7,329               6,851                 7,185
       Provision for doubtful accounts                                        6,722               7,684                 4,936
       Gain on sale of Canadian investment                                     (946)                 --                    --
       Loss (gain) on disposal / writedown of fixed assets                    1,361                (209)                  951
       Stock option tender offer                                                 --                  --                21,388
       Deferred income tax (benefit) expense                                  9,114             (35,035)               12,837
Changes in assets and liabilities, net of acquisitions/divestitures
       Accounts receivable                                                   (5,726)            (15,604)               10,281
       Prepaid expenses and other current assets                                 25               3,048                 7,825
       Current liabilities                                                  (10,372)              7,065                 6,393
Change in net assets held for sale                                               --                  --                 3,300
Other, net                                                                      858                 137                (3,024)
                                                                           --------            --------             ---------

Net cash provided by operating activities                                    34,853              30,703                18,529
                                                                           --------            --------             ---------

INVESTING ACTIVITIES:
Purchase of fixed assets - continuing operations                            (12,593)             (8,777)               (4,116)
Purchase of fixed assets - discontinued operations                               --                  --                (2,121)
Proceeds from sale of assets / business                                       4,123                 200               206,564
Acquisition of businesses                                                        --              (1,300)                   --
Purchase of short-term investments available-for-sale                      (145,950)            (10,000)                   --
Maturities of short-term investments available-for-sale                      84,850                  --                    --
Purchase of short-term investments                                          (10,000)            (24,900)                   --
Maturities of short-term investments                                         10,000              14,935                    --
(Deposits into) withdrawals from restricted cash                               (264)            (21,750)               35,164
                                                                           --------            --------             ---------
Net cash (used in) provided by investing activities                         (69,834)            (51,592)              235,491
                                                                           --------            --------             ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        6,675               2,336                 6,971
Change in book overdrafts                                                     1,223               7,425                    --
Repurchases of common stock                                                 (38,402)            (14,425)                   --
Repayment of capital lease obligations                                         (293)                 --                    --
Debt issuance costs                                                              --                  --                (1,321)
Cash distribution to shareholders                                                --                  --              (203,983)
Payments for stock option tender                                                 --                  --               (21,388)
Advance paid to Medicare program                                                 --                  --                (5,038)
                                                                           --------            --------             ---------
Net cash used in financing activities                                       (30,797)             (4,664)             (224,759)
                                                                           --------            --------             ---------

Net change in cash and cash equivalents                                     (65,778)            (25,553)               29,261
Cash and cash equivalents at beginning of period                             75,688             101,241                71,980
                                                                           --------            --------             ---------
Cash and cash equivalents at end of period                                 $  9,910            $ 75,688             $ 101,241
                                                                           ========            ========             =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

For fiscal year 2004, deferred tax benefits associated with stock compensation deductions of $1.5 million have been credited to shareholders' equity.

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

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

      Gentiva Health Services, Inc. ("Gentiva" or the "Company") provides comprehensive home health services throughout most of the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). Continuing operations for all periods presented comprise the operating results of the home health services business, including, for fiscal 2002, restructuring and other special charges as described in Note 4.

      On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services ("SPS") business to Accredo Health, Incorporated ("Accredo") and issued a special dividend to its shareholders as further described in Note 3. The operating results of the SPS business through the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for fiscal 2002.

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

NOTE 2. SUMMARY OF CRITICAL AND OTHER SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was January 2, 2005 for fiscal 2004, December 28, 2003 for fiscal 2003 and December 29, 2002 for fiscal 2002. The Company's fiscal year 2004 includes 53 weeks compared to fiscal years 2003 and 2002 which include 52 weeks.

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

CRITICAL ACCOUNTING POLICIES

      REVENUE RECOGNITION

      Under fee-for-service agreements with patients and commercial and certain government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

      Under capitated arrangements with certain managed care customers, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangement. Net revenues generated under capitated agreements were approximately 12 percent, 16 percent, and 16 percent of total net revenues for fiscal 2004, 2003, 2002, respectively.

      Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors; revenue is recognized ratably over the period in which services are provided. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recognized under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Deferred revenue of approximately $5.5 million and $5.2 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of January 2, 2005 and December 28, 2003, respectively.

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

      Net revenues attributable to major payer sources of reimbursement are as follows:

                                   2004          2003         2002
                                   ----          ----         ----
Medicare                            27%           22%          21%
Medicaid and Local Government       18            20           22
Commercial Insurance and Other      55            58           57
                                   ---           ---          ---
                                   100%          100%         100%
                                   ===           ===          ===

      The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For fiscal years 2004, 2003 and 2002, Cigna accounted for approximately 31 percent, 36 percent and 38 percent, respectively, of the Company's total net revenues. The Company extended its relationship with Cigna by entering into a new national home health care contract effective January 1, 2004, as amended, with the new contract expiring on December 31, 2006. No other commercial payer accounts for 10 percent or more of the Company's net revenues.

      COLLECTIBILITY OF ACCOUNTS RECEIVABLE

      The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. In this regard, the Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payer reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts which is reflected in selling, general and administrative expenses in the consolidated statements of operations. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection, reimbursement experience and billing functions.

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

      The Company may be subject to workers compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

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

      During fiscal 2004, the Company recorded a revenue adjustment of $1.0 million to reflect an estimated repayment to Medicare in connection with the services rendered to certain patients since the inception of PPS on October 1, 2000. In connection with the estimated repayment, CMS has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of January 2, 2005, Medicare has not finalized the amounts to be repaid for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying balance sheets, are sufficient, it is possible that adjustments resulting from such audits or the finalization of repayments to Medicare could result in adjustments to the consolidated financial statements that exceed established reserves.

OTHER SIGNIFICANT ACCOUNTING POLICIES

      CASH, CASH EQUIVALENTS AND RESTRICTED CASH

      The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash primarily represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

      SHORT-TERM INVESTMENTS

      The Company's short-term investments consist primarily of AAA-rated auction rate securities and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

      Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates carrying value. Auction rate securities of $71.1 million and $10.0 million at January 2, 2005 and December 28, 2003, respectively, are classified as available-for-sale and are available to meet the Company's current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

      Debt securities which the Company has the intent and ability to hold to maturity are classified as "held-to-maturity" investments and are reported at amortized cost which approximates fair value. Held-to-maturity investments, which have contractual maturities of less than one year, consist of government agency bonds of $10 million at January 2, 2005 and December 28, 2003.

      The Company has no investments classified as trading securities.

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

      The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill for the fiscal years 2004 and 2003. Goodwill amounting to $1.2 million was included in Other Assets in the accompanying consolidated balance sheets as of January 2, 2005 and December 28, 2003.

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

      BOOK OVERDRAFTS

      Book overdrafts, representing cash accounts with negative book balances for which there exists no legal right of offset with other accounts, are considered current liabilities. In this regard, book overdrafts of $8.6 million at January 2, 2005 and $7.4 million at December 28, 2003 were included in accounts payable in the accompanying consolidated balance sheets.

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

      The Company has chosen to adopt the disclosure-only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. See Recent Accounting Pronouncements and Note 11.

      EARNINGS PER SHARE

      Basic and diluted earnings (loss) per share for each period presented has been computed by dividing the net income (loss) by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows (in thousands, except per share amounts):

                                                                              FOR THE FISCAL YEAR ENDED
                                                              --------------------------------------------------------
                                                              JANUARY 2, 2005    DECEMBER 28, 2003   DECEMBER 29, 2002
                                                              ---------------    -----------------   -----------------
                                                                 (53 WEEKS)          (52 WEEKS)         (52 WEEKS)
Income (loss) from continuing operations                         $   26,488         $   56,766         $  (53,543)
                                                                 ----------         ----------         ----------

Basic weighted average common
  shares outstanding                                                 24,724             26,262             26,183

Shares issuable upon the assumed exercise of
  stock options and in connection with the ESPP
  using the treasury stock method                                     1,641              1,177                 --
                                                                 ----------         ----------         ----------

Diluted weighted average common
  shares outstanding                                                 26,365             27,439             26,183
                                                                 ----------         ----------         ----------

Income (loss) from continuing operations per common share:
     Basic                                                       $     1.07         $     2.16         $    (2.05)
     Diluted                                                     $     1.00         $     2.07         $    (2.05)
                                                                 ----------         ----------         ----------

      For fiscal year 2002, in accordance with SFAS No. 128 "Earnings Per Share," the number of common shares used in computing the diluted earnings
(loss) per share for continuing operations was used for discontinued operations, cumulative effect of accounting change and net income (loss), even though the impact was antidilutive.

      The computation of diluted earnings (loss) per share from continuing operations for fiscal year 2002 excluded an incremental 1,592,000 shares that would be issuable upon the assumed exercise of stock options and in connection with the ESPP using the treasury stock method, since their inclusion would be antidilutive on earnings.

      INCOME TAXES

      The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

      RECLASSIFICATIONS

      Auction rate securities of $10 million, which were previously classified in cash and cash equivalents due to their liquidity and pricing reset feature, have been reflected as short-term investments in the consolidated balance sheet as of December 28, 2003. This reclassification had no impact on the Company's financial condition, results of operations or cash flows. Certain other reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This statement replaces SFAS 123, and supersedes APB
25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which for the Company is the third quarter of fiscal 2005. Management estimates that the adoption of SFAS 123(R) will reduce earnings between $0.06 and $0.08 per diluted share in the second half of fiscal 2005.

      In April 2004, the Emerging Issues Task Force ("EITF") of the FASB approved EITF Issue 03-06, "Participating Securities and the Two-Class Method under FAS 128." EITF Issue 03-06 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share," and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-06 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock based compensation subject to the provisions of APB 25 and SFAS 123. EITF Issue 03-06 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-06 did not have a material impact on the Company's consolidated financial statements.

NOTE 3. DISPOSITIONS

SALE OF CANADIAN INVESTMENT

      On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of operations for year ended January 2, 2005.

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

      Pursuant to the terms of the Asset Purchase Agreement, Accredo acquired the SPS business in consideration for:

      - the payment to the Company of a cash amount equal to $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment); and

      -     5,060,976 shares of Accredo common stock.

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

      In connection with the SPS sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs. SPS revenues and operating results for the fiscal 2002 period through the closing date of the sale were as follows (in thousands):

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
                                                             ========

NOTE 4. RESTRUCTURING AND OTHER SPECIAL CHARGES

      During fiscal 2002, the Company recorded restructuring and other special charges aggregating $46.1 million.

   FISCAL 2002

      BUSINESS REALIGNMENT ACTIVITIES

      The Company recorded charges of $6.8 million during the second quarter ended June 30, 2002 in connection with a restructuring plan. This plan included the closing and consolidation of seven field locations and the realignment and consolidation of certain corporate and administrative support functions due primarily to the sale of the Company's SPS business. These charges included employee severance of $0.9 million relating to the termination of 115 employees in field locations and certain corporate and administrative departments, and future lease payments and other associated costs of $5.9 million resulting principally from the consolidation of office space at the Company's corporate headquarters and a change in estimated future lease obligations and other costs in excess of sublease rentals relating to a lease for a subsidiary of the Company's former parent company which the Company agreed to assume in connection with its Split-Off in March 2000. These charges were reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002. The major components of the restructuring charges as well as the activity during fiscal years 2002, 2003 and 2004 were as follows (in thousands):

                                     COMPENSATION
                                     AND SEVERANCE    FACILITY LEASE
                                         COSTS        AND OTHER COSTS         TOTAL
                                     -------------    ---------------      ------------
FISCAL 2002 CHARGE                    $      920       $      5,893        $      6,813
Cash expenditures                           (726)            (1,348)             (2,074)
                                      ----------       ------------        ------------

Balance at December 29, 2002                 194              4,545               4,739
Cash expenditures                           (194)            (2,239)             (2,433)
                                      ----------       ------------        ------------

Balance at December 28, 2003                  --       $      2,306        $      2,306

Cash expenditures                             --               (364)               (364)
                                      ----------       ------------        ------------

Balance at January 2, 2005                    --       $      1,942        $      1,942
                                      ==========       ============        ============

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

      SETTLEMENT COSTS

      The Company recorded a $7.7 million charge in the second quarter of fiscal 2002 to reflect settlement costs relating to the Fredrickson v. Olsten Health Services Corp. and Olsten Corporation lawsuit as well as estimated settlement costs related to government inquiries regarding cost reporting procedures concerning contracted nursing and home health aide costs (see Note 9). These costs are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2002.

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

NOTE 5. FIXED ASSETS, NET

(in thousands)                             USEFUL LIVES       JANUARY 2, 2005        DECEMBER 28, 2003
                                           ------------       ---------------        -----------------
Computer equipment and software             3-5 Years             $ 48,122                 $ 43,786
Furniture and fixtures                       5 Years                22,664                   20,031
Buildings and improvements                  Lease Term              10,452                    9,166
Machinery and equipment                      5 Years                   754                      391
                                                                  --------                 --------
                                                                    81,992                   73,374
Less accumulated depreciation                                      (62,305)                 (58,239)
                                                                  --------                 --------
                                                                  $ 19,687                 $ 15,135
                                                                  ========                 ========

      Depreciation expense relating to continuing operations was approximately $7.3 million in fiscal 2004, $6.9 million in fiscal 2003 and $7.2 million in fiscal 2002.

      During the fourth quarter of fiscal 2004, the Company recorded a writedown of approximately $1.4 million relating to purchased software for which it was determined there was minimal future value.

NOTE 6. LONG-TERM DEBT

      The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

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

      The credit facility further provides that if the agreement is terminated for any reason, the Company must pay an early termination fee equal to $137,500 if the facility is terminated from June 13, 2004 to June 12, 2005. There is no fee for termination of the facility subsequent to June 12, 2005. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

      Total outstanding letters of credit were approximately $20.2 million at January 2, 2005 and $20.8 million at December 28, 2003. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of January 2, 2005. The Company also had outstanding surety bonds of $1.0 million and $0.9 million at January 2, 2005 and December 28, 2003, respectively.

      The restricted cash of $22.0 million at January 2, 2005, relates to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash includes $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

      The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

      Net interest income for fiscal years 2004, 2003 and 2002 was approximately $1.0 million, $0.4 million and $0.8 million, respectively. Net interest income represented interest income of approximately $2.0 million for fiscal 2004, $1.5 million for fiscal 2003 and $2.4 million for fiscal 2002, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

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

NOTE 8. SHAREHOLDERS' EQUITY

      The Company's Board of Directors has authorized stock repurchase programs under which the Company could repurchase and formally retire up to an aggregate of 4,500,000 shares of its outstanding common stock. A summary of the shares repurchased under each program follows:

      DATE                                SHARES               TOTAL         AVERAGE
    PROGRAM            SHARES           REPURCHASED             COST         COST PER          PROGRAM
   ANNOUNCED         AUTHORIZED    AS OF JANUARY 2, 2005     (IN 000'S)        SHARE       COMPLETION DATE
   ---------         ----------    ---------------------     ----------        -----       ---------------
   May 16, 2003       1,000,000           1,000,000           $  9,083        $  9.08         July 23, 2003
 August 7, 2003       1,500,000           1,500,000           $ 20,779        $ 13.85          July 8, 2004
   May 26, 2004       1,000,000           1,000,000           $ 15,291        $ 15.29      October 13, 2004
August 10, 2004       1,000,000             491,604           $  7,672        $ 15.61
                      ---------           ---------           --------        -------
                      4,500,000           3,991,604           $ 52,825        $ 13.23
                      =========           =========           ========        =======

      The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During fiscal 2003, the Company repurchased 1,438,464 shares of its outstanding common stock at an average cost of $10.03 per share and a total cost of approximately $14.4 million. During fiscal 2004, the Company repurchased 2,553,140 shares of its outstanding common stock at an average cost of $15.04 per share and a total cost of approximately $38.4 million. As of January 2, 2005, the Company had remaining authorization to repurchase an aggregate of 508,396 shares of its outstanding common stock. For the period from January 3, 2005 through March 4, 2005, the Company purchased 357,900 shares at an average cost of $15.98 per share and a total cost of approximately $5.7 million.

NOTE 9. LEGAL MATTERS

LITIGATION

      In addition to the matters referenced in this Note 9, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

      The following two legal matters were settled during fiscal years 2004 and 2002, respectively.

      Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002. The Company denied the allegations of wrongdoing in the complaint. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. In December 2004, the parties reached a settlement, and the case was dismissed with prejudice on December 21, 2004.

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

      In addition, the Company and Accredo agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the Company's SPS business to Accredo on June 13, 2002. The Company also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the transaction. The representations and warranties generally survived for the period of two years after the closing of the transaction, which period expired on June 13, 2004. Certain representations and warranties, however, continue to survive, including the survival of representations and warranties related to healthcare compliance for three years after the closing of the transaction and the survival of representations and warranties related to tax matters until thirty days after the expiration of the applicable statute of limitations period, including any extensions of the applicable period, subject to certain exceptions. Accredo and the Company generally may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim, or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

GOVERNMENT MATTERS

      PRRB APPEAL

      As further described in the Critical Accounting Policies section in Note 2, the Company's annual cost reports, which were filed with CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board ("PRRB") concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

      In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company's cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 were to be reopened after the process for the 1997 cost reports was completed.

      In February 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year was approximately $9 million. The Company received the funds and recorded the adjustment of $9.0 million as net revenues during fiscal 2004.

      During the third quarter of fiscal 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1998 cost reports and determined that the adjustment to allowable costs for that year was $1.4 million. The Company received the funds and recorded the adjustment of $1.4 million as net revenues during fiscal 2004.

      Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1998, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. The Company expects the 1999 cost reports to be reopened and completed during 2005. It is likely that future recoveries for the 1999 year resulting from the application of the modified methodology required by the Administrative Resolution will be significantly less than the 1997 settlement but greater than the 1998 settlement. The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.

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

      In February 2000, the Company received a document subpoena from the OIG. The subpoena related to its agencies' cost reporting procedures concerning contracted nursing and home health aide costs. This matter has been settled and settlement costs were recorded as part of special charges during the second quarter of fiscal 2002. (See Note 4).

NOTE 10. COMMITMENTS

      The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $16.8 million in 2004, $15.3 million in 2003 and $16.2 million in 2002.

      Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at January 2, 2005, are as follows (in thousands):

FISCAL YEAR      TOTAL COMMITMENT      SUBLEASE RENTALS        NET
-----------      ----------------      ----------------     --------
   2005              $ 17,022              $   821          $ 16,201
   2006                13,348                  814            12,534
   2007                 8,486                  733             7,753
   2008                 4,933                   87             4,846
   2009                 3,406                   --             3,406
Thereafter              3,330                   --             3,330

NOTE 11. STOCK PLANS

      In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan") as a replacement for the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits granting of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company's common stock on the date of grant. As of January 2, 2005, the Company had 3,949,407 shares available for issuance under the 2004 Plan.

      In 1999, the Company adopted the 1999 Plan under which 5 million shares of common stock were reserved for issuance upon exercise of options thereunder. The maximum number of shares of common stock for which grants could be made to any 1999 Plan participant in any calendar year was 300,000. These options could be awarded in the form of incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The option price of an ISO and NQSO could not be less than 100 percent and 85 percent, respectively, of the fair market value at the date of grant. Effective March 15, 2004, no further options could be awarded under the 1999 Plan.

      In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which provided for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors might elect to receive in cash and the remainder of which would be paid in the form of shares of common stock of the Company and also allowed deferral of such payment of shares until termination of a director's service. The plan was amended and restated on January 1, 2004 and now provides for the deferral of annual retainer fees under the plan only into stock units, which are to be paid to non-employee directors as shares of the Company's common stock following termination of a director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000, of which 63,076 shares were available for future grants as of January 2, 2005. During fiscal 2004, 2003 and 2002, the Company issued stock units or shares in the amounts of 18,365, 7,575 and 11,928, respectively, under the plan. As of January 2, 2005, 54,611 stock units were outstanding under the plan.

      In 1999, the Company adopted an employee stock purchase plan ("ESPP"). All employees of the Company, who have been employed for at least eight months and whose customary employment exceeds twenty hours per week, are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP is the lesser of 85 percent of the fair market value of the Company's common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. A total of 1,200,000 shares of common stock are reserved for issuance under the employee stock purchase plan, of which 169,091 shares were available for future issuance as of January 2, 2005. During fiscal 2004, 2003 and 2002, the Company issued 329,443 shares, 280,664 shares and 166,003 shares, respectively, under the ESPP.

      Effective with the sale of the SPS business in June 2002, the Company commenced a cash tender offer for all of the outstanding options to purchase its common stock. The tender offer resulted in 1,253,141 options being tendered and accepted by the Company with 463,829 options remaining outstanding. To preserve the aggregate intrinsic value of the options, the outstanding options were converted to new Gentiva options at the ratio of 1 to 3.369, resulting in converted options of 1,562,646. The exercise price of a new Gentiva stock option represented 29.7 percent of the corresponding option, pre-conversion.

      A summary of Gentiva stock options for fiscal 2004, fiscal 2003 and fiscal 2002 is presented below:

                                                      2004                       2003                          2002
                                         ----------------------------  --------------------------  ------------------------------
                                                         WEIGHTED                     WEIGHTED                        WEIGHTED
                                            STOCK         AVERAGE        STOCK        AVERAGE         STOCK           AVERAGE
                                           OPTIONS     EXERCISE PRICE   OPTIONS    EXERCISE PRICE    OPTIONS       EXERCISE PRICE
                                           -------     --------------   -------    --------------    -------       --------------
Options outstanding, beginning of year    2,686,296      $     6.14    2,549,667     $     4.75     2,346,600        $     8.61
     Granted                              1,035,100           12.93      740,900           8.85     1,152,700              7.54
     Exercised                             (347,804)           4.30     (452,338)          2.12      (665,040)             7.73
     Cancelled/forfeitures                 (159,007)           9.97     (151,933)          7.99      (594,098)             8.52
     Tendered options                            --              --           --             --    (1,253,141)             8.54
     Converted to new Gentiva options            --              --           --             --     1,562,646              2.63
                                         ----------      ----------   ----------     ----------    ----------        ----------
Options outstanding, end of year          3,214,585      $     8.33    2,686,296     $     6.14     2,549,667        $     4.75
                                         ==========      ==========   ==========     ==========    ==========        ==========
Options exercisable, end of year          1,664,893      $     6.07    1,345,570     $     4.07     1,421,567        $     2.53
                                         ==========      ==========   ==========     ==========    ==========        ==========

      The following table summarizes information about Gentiva stock options outstanding at January 2, 2005:

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              ---------------------------------------------      ------------------------
                                NUMBER        WEIGHTED         WEIGHTED           NUMBER         WEIGHTED
                                  AT          AVERAGE           AVERAGE             AT            AVERAGE
                              JANUARY 2,      EXERCISE         REMAINING         JANUARY 2,      EXERCISE
RANGE OF EXERCISE PRICE          2005          PRICE       CONTRACTUAL LIFE        2005           PRICE
--------------------------    ----------      -------      ----------------      ----------      --------
$1.07  to $1.30                  38,487       $  1.28             3.61              38,487        $ 1.28
$1.65  to $1.74                 264,801          1.70             5.19             264,801          1.70
$2.02  to $2.10                  30,422          2.06             2.49              30,422          2.06
$3.55  to $3.91                 419,778          3.89             5.82             419,778          3.89
$7.50  to $7.50                 817,697          7.50             7.45             467,083          7.50
$8.13  to $8.60                  59,500          8.46             7.66              42,000          8.44
$8.74  to $9.75                 626,300          8.86             8.05             271,847          8.74
$12.70 to $12.87                921,600         12.87             9.00             130,475         12.87
$14.19  to $16.43                36,000         15.27             9.26                  --            --
                              ---------       -------             ----           ---------        ------
$1.07  to $16.43              3,214,585       $  8.33             7.55           1,664,893        $ 6.07
                              =========       =======             ====           =========        ======

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

      The weighted average fair values of the Company's stock options granted during fiscal years 2004, 2003 and 2002, calculated using the Black-Scholes option pricing model, and other assumptions are as follows:

                                                       FISCAL YEAR ENDED
                                 --------------------------------------------------------------
                                 JANUARY 2, 2005      DECEMBER 28, 2003       DECEMBER 29, 2002
                                 ---------------      -----------------       -----------------
Risk-free interest rate                  3.36%                3.51%                   4.15%
Expected volatility                        37%                  60%                     38%
Expected life                         6 years              6 years                 5 years
Contractual life                     10 years             10 years                10 years
Expected dividend yield                     0%                   0%                      0%
Weighted average fair value
   of options granted               $    5.47           $     5.24              $     3.02

      Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for fiscal years 2004, 2003 and 2002 are as follows:

                                                           FISCAL YEAR ENDED
                          ----------------------------------------------------------------------------------
                                 JANUARY 2, 2005           DECEMBER 28, 2003          DECEMBER 29, 2002
                          --------------------------  --------------------------  --------------------------
                          1ST OFFERING  2ND OFFERING  1ST OFFERING  2ND OFFERING  1ST OFFERING  2ND OFFERING
                             PERIOD        PERIOD        PERIOD        PERIOD        PERIOD        PERIOD
                          ------------  ------------  ------------  ------------  ------------  ------------
Risk-free interest rate:        1.02%          1.76%         1.25%         0.97%        1.89%         1.77%

Expected volatility               28%            30%           32%           29%          60%           60%

Expected life              0.5 years      0.5 years     0.5 years     0.5 years    0.5 years     0.5 years

Expected dividend yield            0%             0%            0%            0%           0%            0%

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

                                                                  FISCAL YEAR ENDED
                                                ------------------------------------------------------
                                                JANUARY 2, 2005   DECEMBER 28, 2003  DECEMBER 29, 2002
                                                ---------------   -----------------  -----------------
                                                  (53 WEEKS)         (52 WEEKS)         (52 WEEKS)
Net income (loss) - as reported                 $        26,488    $        56,766    $       (49,033)
Add:       Stock-based employee compensation
           expense included in reported net
           income, net of tax                                --                 --             13,160

Deduct:    Total stock-based compensation
           expense determined under fair
           value based method for all
           awards, net of tax                            (2,442)            (1,575)            (5,022)
                                                ---------------   ----------------    ---------------
Net income (loss) - pro forma                   $        24,046    $        55,191    $       (40,895)
                                                ===============   ================    ===============
Basic income (loss) per share - as reported     $          1.07    $          2.16    $         (1.87)
Basic income (loss) per share - pro forma       $          0.97    $          2.10    $         (1.56)

Diluted income (loss) per share - as reported   $          1.00    $          2.07    $         (1.87)
Diluted income (loss) per share - pro forma     $          0.91    $          2.01    $         (1.56)

      On January 3, 2005, the Company issued 922,300 stock options at an exercise price of $16.38 per share.

NOTE 12. INCOME TAXES

      Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                                FISCAL YEAR ENDED
                             ---------------------------------------------------------
                             JANUARY 2, 2005     DECEMBER 28, 2003   DECEMBER 29, 2002
                             ----------------    -----------------   -----------------
                                (53 WEEKS)          (52 WEEKS)          (52 WEEKS)
Current

     Federal                 $          3,534    $             --    $          5,600
     State and local                    1,048               1,567                  --
                             ----------------    ----------------    ----------------
                                        4,582               1,567               5,600
                             ----------------    ----------------    ----------------
Deferred

     Federal                           10,472             (31,875)             10,114
     State and local                   (1,361)             (3,160)              2,723
                             ----------------    ----------------    ----------------
                                        9,111             (35,035)             12,837
                             ----------------    ----------------    ----------------
Provision for income taxes   $         13,693    $        (33,468)   $         18,437
                             ================    ================    ================

      A reconciliation of the differences between income taxes computed at federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                                        FISCAL YEAR ENDED
                                                                      -------------------------------------------------------
                                                                      JANUARY 2, 2005   DECEMBER 28, 2003   DECEMBER 29, 2002
                                                                      ---------------   -----------------   -----------------
                                                                         (53 WEEKS)         (52 WEEKS)          (52 WEEKS)
Income tax expense (benefit) computed at Federal statutory tax rate      $ 14,063            $  8,162            $(12,287)
State income taxes, net of Federal benefit                                 (5,034)              1,019              (1,770)
Nondeductible meals and entertainment                                         237                 167                 155
Income tax audit adjustments                                                   --                (177)              5,439
Deferred rate differential                                                     --               1,142                  --
Decrease in Federal valuation allowance                                        --             (44,438)                 --
Valuation allowance adjustment for adoption of SFAS 142                        --                  --              26,859
Increase in State valuation allowance                                       4,455                  --                  --
Other                                                                         (28)                657                  41
                                                                         --------            --------            --------
                                                                         $ 13,693            $(33,468)           $ 18,437
                                                                         ========            ========            ========

     Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                           JANUARY 2, 2005    DECEMBER 28, 2003
                                                           ---------------    -----------------
Deferred tax assets
 Current:
     Reserves and allowances                                   $ 19,348            $ 21,290
     Federal net operating loss and other carryforwards             793               4,522
     State net operating loss                                     7,027                 444
     Other                                                        1,148                 208
     Less:  valuation allowance                                  (4,455)                 --
                                                               --------            --------
Total current deferred tax assets                                23,861              26,464
                                                               --------            --------

Noncurrent:
     Intangible assets                                           25,772              29,085
                                                               --------            --------
Total deferred tax assets                                        49,633              55,549

Deferred tax liabilities:
 Current:
     Prepaid expenses                                              (599)                 --

Noncurrent:
     Fixed assets                                                (2,707)                 23
     Developed software                                          (1,233)             (1,083)
                                                               --------            --------
Total non-current deferred tax assets, net                       (3,940)             (1,060)
                                                               --------            --------

Total deferred tax liabilities                                   (4,539)             (1,060)
                                                               --------            --------

Net deferred tax assets                                        $ 45,094            $ 54,489
                                                               ========            ========

      Prior to fiscal year 2004, the state tax history of certain subsidiaries indicated cumulative losses and a lack of state tax audit experience. As a result, the Company believed there was a remote likelihood that the value of related state tax loss carryforwards would be realized, and no deferred tax assets were recorded. During fiscal 2004, these subsidiaries reflected cumulative income on a state filing basis and certain state tax audits were settled. The Company performed a review of state net operating loss carryforwards and recorded a deferred tax asset of $7.0 million in the fourth quarter of fiscal 2004. A valuation allowance of $4.5 million has been recorded to recognize that certain state net operating loss carryforwards may expire before realization.

      The Company had maintained a valuation allowance for its deferred tax assets as of December 29, 2002, since the absence of historical pre-tax income created uncertainty about the Company's ability to realize tax benefits in future years. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. The remaining valuation allowance was reversed at the end of fiscal 2003 based on management's belief that it was more likely than not that all of the Company's net deferred tax assets would be realized due to the Company's achieved earnings trends and outlook. In this regard, $44.4 million was recorded as an income tax benefit in fiscal 2003 and $19.5 million was credited directly to shareholders' equity to reflect the portion of the valuation allowance associated with stock compensation tax benefits.

      At January 2, 2005, the Company had federal tax credit carryforwards of $0.8 million and state net operating loss carryforwards of $7.0 million.

      Income tax payments, including payments associated with discontinued operations, were $3.8 million, $1.6 million and $7.6 million for fiscal years 2004, 2003 and 2002, respectively.

NOTE 13. BENEFIT PLANS FOR PERMANENT EMPLOYEES

      The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as January 2, 2005 and December 28, 2003 totaling approximately $12.9 million and $10.0 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

      Company contributions under the defined contribution plans were approximately $2.5 million in 2004, $1.8 million in 2003 and $2.0 million in 2002.

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share amounts)

                                               FIRST            SECOND            THIRD             FOURTH
                                               QUARTER          QUARTER           QUARTER           QUARTER
                                               -------          -------           -------           -------
YEAR ENDED JANUARY 2, 2005

Net revenues                                  $213,905(1)       $208,248          $198,070(3)       $225,541(4)
Gross profit                                    83,262(1)         78,338            75,531(3)         86,798(4)
Net income                                       9,230(1)          5,965(2)          4,399(3)          6,894(4)

Earnings Per Share:
   Net income - basic                             0.36              0.24              0.18              0.29
   Net income - diluted                           0.34              0.22              0.17              0.27

Weighted average shares outstanding:
   Basic                                        25,542            25,068            24,422            23,865
   Diluted                                      27,084            26,818            26,034            25,487

                                                FIRST           SECOND            THIRD             FOURTH
                                               QUARTER          QUARTER           QUARTER           QUARTER
                                               -------          -------           -------           -------
YEAR ENDED DECEMBER 28, 2003
Net revenues                                  $202,016          $208,446          $199,698          $203,869
Gross profit                                    68,766            69,624            69,241            74,411
Net income                                       5,201             5,247             4,547            41,771(5)

Earnings Per Share:
   Net income - basic                             0.19              0.20              0.18              1.62
   Net income - diluted                           0.19              0.19              0.17              1.53

Weighted average shares outstanding:
   Basic                                        26,696            26,530            25,972            25,852
   Diluted                                      27,772            27,490            27,098            27,225

      (1) Net revenues and gross profit for the first quarter of fiscal 2004 include special items of $8.0 million related to the favorable settlement of the Company's Medicare cost report appeals for 1997 net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. See Note 9 to the Company's consolidated financial statements.

      (2) Net income for the second quarter of fiscal 2004 includes $0.9 million relating to a pre-tax gain on the sale of a Canadian investment. See Note 3 to the Company's consolidated financial statements.

      (3) Net revenues and gross profit for the third quarter of fiscal 2004 include special items of $1.1 million related to the partial settlement of the Company's Medicare cost report appeals for 1998. During the third quarter of fiscal 2004, the Company's effective tax rate was 35.3% due to recognition of certain state net operating losses. See Notes 9 and 12 to the Company's consolidated financial statements.

      (4) Net revenues and gross profit for the fourth quarter of fiscal 2004 include special items of $0.3 million related to the remaining settlement of the Company's Medicare cost report appeals for 1998. During the fourth quarter of fiscal 2004, the Company's effective tax rate was 18.7% due to recognition of certain state net operating losses. See Notes 9 and 12 to the Company's consolidated financial statements.

      (5) During the fourth quarter of fiscal 2003, the Company recorded a tax benefit of $35.0 million associated with management's decision to reverse the valuation allowance for deferred tax assets. See Note 12 to the Company's consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JANUARY 2, 2005
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                               BALANCE AT   CHARGED TO                   BALANCE
                                                BEGINNING    COSTS AND                    AT END
                                                OF PERIOD    EXPENSES    DEDUCTIONS     OF PERIOD
                                                ---------    --------    ----------     ---------
Allowance for Doubtful Accounts:
For the Year Ended January 2, 2005              $  7,936     $  6,722     $ (7,618)     $  7,040
For the Year Ended December 28, 2003               9,032        7,684       (8,780)        7,936
For the Year Ended December 29, 2002              10,831        4,936       (6,735)        9,032

Valuation allowance on deferred tax assets:
For the Year Ended January 2, 2005              $      0     $  4,455     $     (0)     $  4,455
For the Year Ended December 28, 2003              63,892            0      (63,892)            0
For the Year Ended December 29, 2002                   0       63,892           (0)       63,892