Form 10-K/A
period 2005-01-02
GENTIVA HEALTH SERVICES INC
filed 2005-03-25
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No.1)


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

                                EXPLANATORY NOTE


     On March 17, 2005, Gentiva Health Services, Inc. ("Gentiva" or the "Company"), filed its annual report on Form 10-K for the fiscal year ended January 2, 2005 with the Securities and Exchange Commission. This Amendment No. 1 on Form 10-K/A is being filed solely to correct typographical errors in the last sentence of the first paragraph of Item 9A and in Item 15(a)(1) in the table included in Note 3 and in the third table included in Note 12 to the Company's consolidated financial statements. This amendment includes an updated consent of the Company's independent registered public accounting firm as well as updated certifications of Gentiva's chief executive officer and chief financial officer. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 9A and
Item 15. Except as described above, no other information in the Form 10-K has been amended.

ITEM 9A. CONTROLS AND PROCEDURES

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal control over financial reporting, as well as an attestation report from the Company's independent registered public accounting firm on management's assessment of the effectiveness of the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the related attestation report from the Company's independent registered public accounting firm are located on pages F-2 and F-3 - F-4, respectively, of this annual report on Form 10-K and are incorporated herein by reference.


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

10.13       Employment Agreement dated as of March 22, 2004 with Ronald A.
            Malone (8)*

10.14       Change in Control Agreement dated as of March 22, 2004 with Ronald
            A. Malone (8)*

10.15 Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan (9)*

10.l6 Summary Sheet of Company compensation to non-employee directors, effective January 1, 2004 (10)*

10.17       Performance goals and criteria for 2005 set under Company's
            Executive Officers Bonus Plan (11)*

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

10.22 Fourth Amendment dated May 26, 2004 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as
            Administrative Agent on behalf of the lenders named therein, Fleet
            Securities, Inc., as Arranger, Gentiva Health Services, Inc.,
            Gentiva Health Services Holding Corp. and the subsidiaries named therein (14)

10.23       Asset Purchase Agreement dated as of January 2, 2002 by and between
            Accredo Health, Incorporated, the Company and the Sellers named therein (15)

EXHIBIT
NUMBER                                   DESCRIPTION
-------     --------------------------------------------------------------------
10.24       Managed Care Alliance Agreement between CIGNA Health Corporation and
            Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (7)
            (confidential treatment requested as to portions of this document)

10.25 Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc.
            entered into as of January 1, 2004 (10) (confidential treatment requested as to portions of this document)

10.26       Consulting Agreement dated as of July 1, 2002 between Gail R.
            Wilensky and Gentiva Health Services (USA), Inc. (16)*

10.27       Amendment dated August 7, 2003 to Consulting Agreement dated as of
            July 1, 2002 between Gail R. Wilensky and Gentiva Health Services
            (USA), Inc. (13)*

21.         List of Subsidiaries of Company (10)

23. Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1        Certification of Chief Executive Officer pursuant to
            Rule 13a-14(a) +

31.2        Certification of Chief Financial Officer pursuant to
            Rule 13a-14(a) +

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 +

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 +

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

(10) Incorporated by reference to Form 10-K of Company for the fiscal year ended January 2, 2005.

(11) Incorporated herein by reference to Form 8-K of Company dated February 23, 2005 and filed March 1, 2005.

(12) Incorporated herein by reference to Form 8-K of Company dated June 13, 2002 and filed June 21, 2002.

(13) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 28, 2003.

(14) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended June 27, 2004.

(15) Incorporated herein by reference to definitive Proxy Statement of Company dated May 10, 2002.

(16) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended March 30, 2003.

*     Management contract or compensatory plan or arrangement

+     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GENTIVA HEALTH SERVICES, INC.

Date: March 25, 2005       By: /s/ John R. Potapchuk
                               --------------------
                               John R. Potapchuk
                               Senior Vice President and Chief Financial Officer

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

      In connection with the SPS sale, the Company incurred $16.2 million in transaction costs which related to investment banking fees, legal and accounting costs, change in control and other employee related payments and miscellaneous other costs. SPS revenues and operating results for the fiscal 2002 period through the closing date of the sale were as follows (in thousands):


Net revenues                                               $             323,319
                                                          ======================
Operating results of discontinued SPS business:
    Income before income taxes                             $              11,238
    Income tax expense                                                    (1,313)
                                                          ----------------------
    Net income                                                             9,925
                                                          ----------------------
Gain on disposal of SPS business, including
    transaction costs of $16.2 million for fiscal
    year 2002                                                            205,355
    Income tax expense                                                   (23,702)
                                                          ----------------------
Gain on disposal, net of tax                                             181,653
                                                          ----------------------

Discontinued operations, net of tax                       $              191,578
                                                          ======================

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
                             ================    ================    ================

      A reconciliation of the differences between income taxes computed at federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                                        FISCAL YEAR ENDED
                                                                      -------------------------------------------------------
                                                                      JANUARY 2, 2005   DECEMBER 28, 2003   DECEMBER 29, 2002
                                                                      ---------------   -----------------   -----------------
                                                                         (53 WEEKS)         (52 WEEKS)          (52 WEEKS)
Income tax expense (benefit) computed at Federal statutory tax rate      $ 14,063            $  8,162            $(12,287)
State income taxes, net of Federal benefit                                 (5,034)              1,019              (1,770)
Nondeductible meals and entertainment                                         237                 167                 155
Income tax audit adjustments                                                   --                (177)              5,439
Deferred rate differential                                                     --               1,142                  --
Decrease in Federal valuation allowance                                        --             (44,438)                 --
Valuation allowance adjustment for adoption of SFAS 142                        --                  --              26,859
Increase in State valuation allowance                                       4,455                  --                  --
Other                                                                         (28)                657                  41
                                                                         --------            --------            --------
                                                                         $ 13,693            $(33,468)           $ 18,437
                                                                         ========            ========            ========

     Deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                           JANUARY 2, 2005    DECEMBER 28, 2003
                                                           ---------------    -----------------
Deferred tax assets
 Current:
     Reserves and allowances                                   $ 19,348            $ 21,290
     Federal net operating loss and other carryforwards             793               4,522
     State net operating loss                                     7,027                 444
     Other                                                        1,148                 208
     Less:  valuation allowance                                  (4,455)                 --
                                                               --------            --------
Total current deferred tax assets                                23,861              26,464

Noncurrent:
     Intangible assets                                           25,772              29,085
                                                               --------            --------
Total deferred tax assets                                        49,633              55,549
                                                               --------            --------

Deferred tax liabilities:
 Current:
     Prepaid expenses                                              (599)                 --

Noncurrent:
     Fixed assets                                                (2,707)                 23
     Developed software                                          (1,233)             (1,083)
                                                               --------            --------
Total non-current deferred tax liabilities                       (3,940)             (1,060)
                                                               --------            --------

Total deferred tax liabilities                                   (4,539)             (1,060)
                                                               --------            --------

Net deferred tax assets                                        $ 45,094            $ 54,489
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