Form 10-Q
period 2005-04-03
GENTIVA HEALTH SERVICES INC
filed 2005-05-12
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

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

         The number of shares outstanding of the registrant's Common Stock, as of May 6, 2005, was 23,340,813.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                    Page
                                                                                   No.
                                                                                 ------
  Item 1.    Financial Statements

             Consolidated Balance Sheets (Unaudited) - April 3, 2005 and
             January 2, 2005                                                       3

             Consolidated Statements of Income (Unaudited) - Three
             Months Ended April 3, 2005 and March 28, 2004                         4

             Consolidated Statements of Cash Flows (Unaudited) - Three
             Months Ended April 3, 2005 and March 28, 2004                         5

             Notes to Consolidated Financial Statements (Unaudited)                6-17

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                             17-29

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk            29

  Item 4.    Controls and Procedures                                               29

PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings                                                     30

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds           30

  Item 3.    Defaults Upon Senior Securities                                       30

  Item 4.    Submission of Matters to a Vote of Security Holders                   30

  Item 5.    Other Information                                                     30-35

  Item 6.    Exhibits                                                              36-37

SIGNATURES                                                                         38

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Gentiva Health Services, Inc. and Subsidiaries
                          Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                          April 3, 2005    January 2, 2005
                                                                          -------------    ---------------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash                          $  78,572         $  31,924
        Short-term investments                                                 25,000            81,100
        Receivables, less allowance for doubtful accounts of $7,239
           and $7,040 at April 3, 2005 and January 2, 2005, respectively      137,045           132,002
        Deferred tax assets                                                    23,329            23,861
        Prepaid expenses and other current assets                               7,946             6,057
                                                                            ---------         ---------
              Total current assets                                            271,892           274,944

Fixed assets, net                                                              19,182            19,687
Deferred tax assets, net                                                       20,545            21,233
Other assets                                                                   16,520            16,234
                                                                            ---------         ---------
              Total assets                                                  $ 328,139         $ 332,098
                                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                    $  23,385         $  25,896
        Payroll and related taxes                                              16,521             9,356
        Medicare liabilities                                                    8,589             9,949
        Cost of claims incurred but not reported                               25,512            27,361
        Obligations under insurance programs                                   34,229            34,660
        Other accrued expenses                                                 28,358            31,117
                                                                            ---------         ---------
              Total current liabilities                                       136,594           138,339

Other liabilities                                                              21,977            21,819

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
            shares; issued and outstanding 23,342,663 and 23,722,408
            shares at April 3, 2005 and January 2, 2005, respectively           2,334             2,372
        Additional paid-in capital                                            232,470           238,929
        Accumulated deficit                                                   (65,236)          (69,361)
                                                                            ---------         ---------
              Total shareholders' equity                                      169,568           171,940
                                                                            ---------         ---------

              Total liabilities and shareholders' equity                    $ 328,139         $ 332,098
                                                                            =========         =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                             --------------------------------
                                             April 3, 2005     March 28, 2004
                                             -------------     --------------
Net revenues                                   $ 207,107         $ 213,905
Cost of services sold                            127,229           130,643
                                               ---------         ---------
      Gross profit                                79,878            83,262
Selling, general and administrative expenses     (71,759)          (66,369)
Depreciation and amortization                     (1,736)           (1,845)
                                               ---------         ---------
      Operating income                             6,383            15,048
Interest income, net                                 463                82
                                               ---------         ---------
      Income before income taxes                   6,846            15,130
Income tax expense                                (2,721)           (5,900)
                                               ---------         ---------
      Net income                               $   4,125         $   9,230
                                               =========         =========


Net income per common share:
      Basic                                    $    0.18         $    0.36
                                               =========         =========
      Diluted                                  $    0.17         $    0.34
                                               =========         =========

Weighted average shares outstanding:
      Basic                                       23,445            25,542
                                               =========         =========
      Diluted                                     24,892            27,084
                                               =========         =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                      -------------------------------
                                                                      April 3, 2005    March 28, 2004
                                                                      -------------    --------------
OPERATING ACTIVITIES:
Net income                                                              $  4,125         $  9,230
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
       Depreciation and amortization                                       1,736            1,845
       Provision for doubtful accounts                                     1,495            2,047
       Deferred income tax expense                                         1,220            5,172
Changes in assets and liabilities:
       Accounts receivable                                                (6,538)          (7,176)
       Prepaid expenses and other current assets                          (1,889)          (1,743)
       Current liabilities                                                  (388)              (8)
Other, net                                                                   (61)             (13)
                                                                        --------         --------
Net cash (used in) provided by operating activities                         (300)           9,354
                                                                        --------         --------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                  (1,230)          (3,370)
Purchase of short-term investments available-for-sale                    (40,400)         (20,000)
Maturities of short-term investments available-for-sale                   96,500               --
Maturities of short-term investments held to maturity                         --           10,000
                                                                        --------         --------
Net cash provided by (used in) investing activities                       54,870          (13,370)
                                                                        --------         --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     1,085            1,039
Changes in book overdrafts                                                (1,358)            (825)
Repurchases of common stock                                               (7,582)          (5,830)
Repayment of capital lease obligations                                       (67)             (96)
                                                                        --------         --------
Net cash used in financing activities                                     (7,922)          (5,712)
                                                                        --------         --------

Net change in cash, cash equivalents and restricted cash                  46,648           (9,728)
Cash, cash equivalents and restricted cash at beginning of period         31,924           97,438
                                                                        --------         --------
Cash, cash equivalents and restricted cash at end of period             $ 78,572         $ 87,710
                                                                        ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds                                       $    344         $    172
                                                                        ========         ========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease                               $     --         $  1,443
                                                                        ========         ========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         1. Background and Basis of Presentation

         Gentiva(R) Health Services, Inc. ("Gentiva" or the "Company") provides comprehensive home health services throughout most of the United States through its Home Healthcare Services and CareCentrix(R) operating segments. See Note 11 for a description of the business segments.

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

         2. Accounting Policies

         Cash, Cash Equivalents and Restricted Cash

         The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at April 3, 2005 and January 2, 2005 primarily represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

         Short-Term Investments

         The Company's short-term investments consist primarily of AAA-rated auction rate securities and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

         Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates carrying value. Auction rate securities of $15.0 million and $71.1 million at April 3, 2005 and January 2, 2005, respectively, are classified as available-for-sale and are available to meet the Company's current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

         Debt securities which the Company has the intent and ability to hold to maturity are classified as "held-to-maturity" investments and are reported at amortized cost which approximates fair value. Held-to-maturity investments, which have contractual maturities of less than one year, consist of government agency bonds of $10 million at April 3, 2005 and January 2, 2005.

         The Company has no investments classified as trading securities.

         3. New Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for annual periods beginning on or after June 15, 2005, which for the Company is the first quarter of fiscal 2006. The impact of the adoption of SFAS 123(R) on fiscal 2006 results cannot be determined at this time.

         4. Medicare Revenues

         Medicare revenues for the first quarter of fiscal 2004 included approximately $9 million received in settlement of the Company's appeal filed with the Provider Reimbursement Review Board ("PRRB") related to the reopening of all of its 1997 cost reports (see Note 9), net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System ("PPS") in October 2000. The Centers for Medicare & Medicaid Services ("CMS") has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         5. Earnings Per Share

         Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                          Three Months Ended
                                                  --------------------------------
                                                  April 3, 2005     March 28, 2004
                                                  -------------     --------------
Net income                                          $    4,125        $    9,230
--------------------------------------------------------------------------------
Basic weighted average common
  shares outstanding                                    23,445            25,542

Shares issuable upon the assumed exercise of
  stock options and in connection with the
  employee stock purchase plan using the
  treasury stock method                                  1,447             1,542
                                                    ----------        ----------

Diluted weighted average common
  shares outstanding                                    24,892            27,084
                                                    ----------        ----------
--------------------------------------------------------------------------------
  Net income per common share:
     Basic                                          $     0.18        $     0.36
     Diluted                                        $     0.17        $     0.34
--------------------------------------------------------------------------------


         6. Revolving Credit Facility, Restricted Cash and Debt


         The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

         At the Company's option, the interest rate on borrowings under the credit facility is based on the London Interbank Offered Rates ("LIBOR") plus
3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and 0.50 percent, respectively.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million, and to allow for the disposition of certain assets. As of April 3, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

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

         Total outstanding letters of credit were approximately $20.2 million at April 3, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of April 3, 2005. The Company also had outstanding surety bonds of $1.2 million and $1.0 million at April 3, 2005 and January 2, 2005, respectively.

         The restricted cash of $22.0 million at April 3, 2005 relates to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash includes $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

         7. Shareholders' Equity

         Changes in shareholders' equity for the three months ended April 3, 2005 were as follows (in thousands except share amounts):

                                                                      Additional
                                                          Common        Paid-in     Accumulated
                                                          Stock         Capital       Deficit         Total
                 -- ----                                ---------      ---------     ---------      ---------
Balance at January 2, 2005                              $   2,372      $ 238,929      $ (69,361)     $ 171,940

    Comprehensive income:
       Net income                                              --             --          4,125          4,125

    Income tax benefits associated with
       stock-based compensation                                --            390             --            390

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (92,755 shares)              9            686             --            695

    Repurchase of common stock at cost (472,500 shares)       (47)        (7,535)            --         (7,582)
                                                        ---------      ---------      ---------      ---------
Balance at April 3, 2005                                $   2,334      $ 232,470      $ (65,236)     $ 169,568
                                                        =========      =========      =========      =========

         Comprehensive income amounted to $4.1 million and $9.2 million for the first quarter of fiscal 2005 and fiscal 2004, respectively.

         From May 2003 through April 3, 2005, the Company announced four stock repurchase programs, authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 4,500,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. A summary of the status of each share repurchase program through April 3, 2005 follows:

   Date                                Shares                           Average
 Program             Shares          Repurchased                        Cost per         Program
Announced          Authorized    as of April 3, 2005   Total Cost        Share        Completion Date
---------          ----------    -------------------   ----------        -----        ---------------
   May 16, 2003     1,000,000         1,000,000       $ 9,082,353      $  9.08          July 23, 2003
 August 7, 2003     1,500,000         1,500,000        20,779,291        13.85           July 8, 2004
   May 26, 2004     1,000,000         1,000,000        15,290,952        15.29       October 13, 2004
August 10, 2004     1,000,000           964,104        15,254,782        15.82
                ---------------------------------------------------------------
                    4,500,000         4,464,104       $60,407,378      $ 13.53
                ===============================================================


         During the first quarter of fiscal 2005, the Company repurchased 472,500 shares of its outstanding common stock at an average cost of $16.05 per share and a total cost of approximately $7.6 million. During the first quarter of fiscal 2004, the Company repurchased 428,247 shares of its outstanding common stock at an average cost of $13.61 per share and a total cost of approximately $5.8 million. As of April 3, 2005, the Company had remaining authorization to repurchase an aggregate of 35,896 shares of its outstanding common stock and completed the repurchase of these shares as of April 27, 2005.

         On April 14, 2005, the Company announced a new stock repurchase program, authorized by its Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock.

         8. Stock-Based Compensation Plans

         The Company has chosen to adopt the disclosure only provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continues to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. See Note 3 "New Accounting Standards."

         Stock option grants in fiscal 2004 and prior years fully vest over periods ranging from three to six years. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule which provides for one-third vesting after years one, three and four.

         The weighted average fair values of the Company's stock options granted during the first quarter of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                            Three Months Ended
                                      --------------------------------
                                      April 3, 2005     March 28, 2004
                                      -------------     --------------
Weighted average fair value
   of options granted                    $ 6.12            $ 5.46
Risk-free interest rate                    3.73%             3.36%
Expected volatility                          35%               37%
Contractual life                        10 years          10 years
Expected dividend yield                       0%                0%

         For stock options granted during the fiscal 2004 period, the expected life is estimated to be two years following the date all options comprising the grant become fully vested and forfeitures are reflected in the calculation as they occur. For stock options granted during the fiscal 2005 period, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first quarter of fiscal 2005 and fiscal 2004 are as follows:

                                            Three Months Ended
                                      --------------------------------
                                      April 3, 2005     March 28, 2004
                                      -------------     --------------
Risk-free interest rate                    2.63%            1.02%
Expected volatility                          27%              28%
Expected life                         0.5 years         0.5 years
Expected dividend yield                       0%               0%

         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                    Three Months Ended
                                                               --------------------------------
                                                               April 3, 2005     March 28, 2004
                                                               -------------     --------------
Net income - as reported                                         $   4,125         $   9,230
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                     (1,040)             (695)
                                                                 ---------         ---------
Net income - pro forma                                           $   3,085         $   8,535
                                                                 =========         =========

Basic income per share - as reported                             $    0.18         $    0.36
Basic income per share - pro forma                               $    0.13         $    0.33

Diluted income per share - as reported                           $    0.17         $    0.34
Diluted income per share - pro forma                             $    0.12         $    0.32

         During the first quarter of fiscal 2005, the Company granted 939,500 stock options to officers and employees under its existing option plans at an average exercise price of $16.37. At April 3, 2005, there were 4,043,330 options outstanding at a weighted average exercise price of $10.21 per share.

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

         In February 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1997 cost reports and determined that the adjustment to allowable costs for that year was approximately $9 million. The Company received the funds and recorded the adjustment of $9.0 million as net revenues during the first quarter of fiscal 2004.

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

         10. Income Taxes

     The Company recorded federal and state income taxes of approximately $2.7 million for the first quarter of fiscal 2005, of which $1.5 million represented a current provision and $1.2 million represented a deferred tax provision. For the first quarter of fiscal 2004, state income taxes and federal alternative minimum taxes of $5.9 million were recorded, of which $0.7 million represented a current provision and $5.2 million represented a deferred tax provision. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39.7 percent for the fiscal 2005 period and 39.0 percent for the fiscal 2004 period is due primarily to state taxes.

     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                          April 3, 2005     January 2, 2005
                                                          -------------     ---------------
Deferred tax assets
 Current:
     Reserves and allowances                                $ 19,195           $ 19,348
     Federal net operating loss and other carryforwards          224                793
     State net operating loss                                  7,027              7,027
     Other                                                     1,338              1,148
     Less:  valuation allowance                               (4,455)            (4,455)
                                                            --------           --------
Total current deferred tax assets                             23,329             23,861
                                                            --------           --------

Noncurrent:
     Intangible assets                                        24,952             25,772
                                                            --------           --------
Total deferred tax assets                                     48,281             49,633

Deferred tax liabilities:
Noncurrent:
     Fixed assets                                             (2,517)            (2,707)
     Developed software                                       (1,291)            (1,233)
     Other                                                      (599)              (599)
                                                            --------           --------
Total non-current deferred tax liabilities                    (4,407)            (4,539)
                                                            --------           --------
Net deferred tax assets                                     $ 43,874           $ 45,094
                                                            ========           ========



         At April 3, 2005, the Company had federal tax credit carryforwards of $0.2 million and state net operating loss carryforward benefits of $7.0 million.

         11. Business Segment Information

         Commencing in fiscal 2005, the Company identified two business segments for reporting purposes. The Company believes that the new presentation aligns the Company's financial reporting with the manner in which the Company has recently commenced to manage its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. The Company's operations involve servicing patients and customers through its two business segments: Home Healthcare Services and CareCentrix.

         The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including specialty programs, Gentiva Rehab Without Walls(R) and Gentiva Consulting.

         Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company's direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

            o Gentiva Orthopedic Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

            o Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling; and

            o Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment.

         Gentiva Rehab Without Walls provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

         The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

         The CareCentrix segment encompasses Gentiva's ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees.

         Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal and human resource benefits and administration. For the three months ended April 3, 2005, corporate expenses also included a credit of approximately $0.8 million relating to a favorable arbitration settlement.

         The Company's senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization, and interest income, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Home Healthcare Services segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Healthcare Services segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

         Segment information about the Company's operations is as follows (in thousands):

                                                Home Healthcare
                                                    Services       CareCentrix         Total
                                                    --------       -----------         -----
Three months ended April 3, 2005 (unaudited)
--------------------------------------------
Net revenue - segments                              $133,083         $ 78,934        $ 212,017
                                                    ========         ========
Intersegment revenues                                                                   (4,910)
                                                                                     ----------
Total net revenue                                                                    $ 207,107
                                                                                     ==========

Operating contribution                              $ 11,606          $ 6,842        $  18,448
                                                    ========         ========
Corporate expenses                                                                     (10,329)
Depreciation and amortization                                                           (1,736)
Interest income, net                                                                       463
                                                                                     ----------
Income before income taxes                                                           $   6,846
                                                                                     ==========

Segment assets                                      $ 70,989         $ 67,640        $ 138,629
                                                    ========         ========
Intersegment assets                                                                     (1,584)
Corporate assets                                                                       191,094
                                                                                     ----------
Total assets                                                                         $ 328,139
                                                                                     ==========

Three months ended March 28, 2004 (unaudited)
---------------------------------------------
Net revenue - segments                              $137,205         $ 82,123        $ 219,328
                                                    ========         ========
Intersegment revenues                                                                   (5,423)
                                                                                     ----------
Total net revenue                                                                    $ 213,905
                                                                                     ==========

Operating contribution                              $ 21,251          $ 6,414        $  27,665
                                                    ========         ========
Corporate expenses                                                                     (10,772)
Depreciation and amortization                                                           (1,845)
Interest income, net                                                                        82
                                                                                     ----------
Income before income taxes                                                           $  15,130
                                                                                     ==========

Segment assets                                      $ 74,648         $ 65,717        $ 140,365
                                                    ========         ========
Intersegment assets                                                                     (2,238)
Corporate assets                                                                       209,831
                                                                                     ----------
Total assets                                                                         $ 347,958
                                                                                     ==========

         12. Subsequent Event

         Heritage Home Care Services Acquisition

         On May 1, 2005, the Company completed the purchase of certain assets and the home health operations of Heritage Home Care Services, Inc. pursuant to an asset purchase agreement for cash consideration of $11.5 million, exclusive of working capital requirements and transaction costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         o  general economic and business conditions;
         o  demographic changes;
         o changes in, or failure to comply with, existing governmental regulations;
         o  legislative proposals for healthcare reform;
         o  changes in Medicare and Medicaid reimbursement levels;
         o  effects of competition in the markets the Company operates in;
         o  liability and other claims asserted against the Company;
         o  ability to attract and retain qualified personnel;
         o  availability and terms of capital;
         o loss of significant contracts or reduction in revenue associated with major payer sources;
         o  ability of customers to pay for services;
         o  business disruption due to natural disasters or terrorist acts;
         o  a material shift in utilization within capitated agreements; and
         o changes in estimates and judgments associated with critical accounting policies.

         Forward-looking statements are found throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2004 Annual Report on Form 10-K, as amended, and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial position. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

General

         The Company's results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005, as amended by Form 10-K/A, and in other filings with the SEC.

         For a discussion of the Company's critical accounting policies, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K, as amended.

Overview

         Gentiva is the nation's largest provider of comprehensive home health services, based on revenues derived from the provision of skilled home nursing and therapy services to patients. The Company's services can be delivered across the United States 24 hours a day, 7 days a week. The Company's operations involve servicing patients and customers through its two business segments: Home Healthcare Services and CareCentrix.

         The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including specialty programs, Gentiva Rehab Without Walls and Gentiva Consulting. The Company's Home Healthcare Services segment conducts its business through more than 350 direct service delivery units operating from approximately 250 locations under its Gentiva brand.

         Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

         The Company's direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

            o Gentiva Orthopedic Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;
            o   Gentiva Safe Strides Program, which provides therapies for patients with balance issues who are prone to injury or
                immobility as a result of falling; and
            o Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment.

         Gentiva Rehab Without Walls provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

         The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

         The CareCentrix segment encompasses Gentiva's ancillary care benefit management and coordination of integrated homecare services for managed care organizations and health benefit plans through a network of more than 2,000 third-party provider locations, as well as Gentiva locations, under its CareCentrix brand. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within four regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payer is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

Results of Operations

         Revenues

(Dollars in millions)                                 First Quarter
                                        ----------------------------------------
                                                                      Percentage
                                         2005            2004          Variance
                                         ----            ----         ----------
Medicare                                $ 61.8          $ 62.6           (1.3%)
Medicaid and Local Government             36.6            39.2            (6.4)
Commercial Insurance and Other           108.7           112.1            (3.1)
                                        --------------------------------------
                                        $207.1          $213.9           (3.2%)
                                        ======================================

           The Company's net revenues decreased by $6.8 million, or 3.2 percent, to $207.1 million for the quarter ended April 3, 2005 as compared to the quarter ended March 28, 2004.

         Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only.

         Medicare revenues for the first quarter of fiscal 2004 were positively impacted by two special items of approximately $8.0 million as compared to the first quarter of fiscal 2005. The special items represented (i) approximately $9 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 cost reports and (ii) a revenue adjustment of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, the CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         Medicare revenues for the first quarter of 2005 were positively impacted by a 13.7 percent increase in admissions as compared to the first quarter of fiscal 2004 and by reimbursement rate changes. The rate changes included a 2.3 percent market basket increase that became effective for patients on service on or after January 1, 2005, and a 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (rural add-on provision) for episodes of service that were completed prior to April 1, 2005. The rural add-on provision was eliminated effective for patients on service on or after April 1, 2005. The rate increases relating to the market basket change and rural add-on provision represented incremental revenue of approximately $1.6 million for the first quarter of fiscal 2005. The positive impact of increased admissions and reimbursement rate increases was partially mitigated by lower revenue per admission.

         Medicaid and Local Government revenues decreased $2.6 million, or 6.4 percent, for the three months ended April 3, 2005, as compared to the three months ended March 28, 2004, due to a reduction in the Company's participation in certain low-margin Medicaid and state and county programs partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $3.8 million while revenue relating to intermittent care visits increased $1.2 million as compared to the first quarter of fiscal year 2004.

         Commercial Insurance and Other revenues decreased $3.4 million, or 3.1 percent, for the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, primarily due to a decline in revenue derived from CIGNA Health Corporation ("Cigna"). The Cigna revenue decline of $7.8 million, or 12.0 percent, compared to the first quarter of fiscal 2004, was caused by a reduction in the number of enrolled Cigna members in 2005 resulting in lower revenues from Cigna's capitated plans. The revenue decrease was partially offset by an increase of $4.3 million, or 9.1 percent, in non-Cigna, Commercial Insurance and Other revenue driven by unit volume and pricing increases from existing business, as well as new contracts signed during the past year.

         Home Healthcare Services segment revenues declined $4.1 million, or 3.0 percent, from $137.2 million during the first quarter of fiscal 2004 to $133.1 million during the first quarter of fiscal 2005. This decline was primarily due to $8.0 million of special items related to Medicare that positively impacted the first quarter of fiscal 2004.

         CareCentrix segment revenues decreased $3.2 million, or 3.9 percent, from $82.1 million during the first quarter of fiscal 2004 to $78.9 million during the first quarter of fiscal 2005. This decrease was partially driven by $7.8 million in lower revenues from Cigna offset by increases in revenues from TriWest Healthcare Alliance and other managed care customers.

         Gross Profit

(Dollars in millions)                          First Quarter
                                 ----------------------------------------
                                  2005            2004           Variance
                                  ----            ----           --------
Gross profit                     $79.9           $83.3           $ (3.4)
As a percent of revenue           38.6%           38.9%           (0.3%)

         During the first quarter of fiscal 2005, gross margins were positively impacted by (i) 1.3 percentage points due to a favorable change in business mix in the Home Healthcare Services segment in which the volume of Medicare business, including growth from higher margin specialty programs, more than offset the anticipated revenue loss in certain low margin Medicaid and local government programs and (ii) 0.7 percentage points due to the reconfiguration of the home medical equipment ("HME") provider network and new contracts in the CareCentrix segment.

         Gross margins were also positively impacted by increased Medicare reimbursement rates and lower workers compensation and insurance expenses; these positive changes were offset by the cost of orientation and training of full time clinicians hired during the first quarter of fiscal 2005 and, in certain markets, lower than anticipated Medicare revenue per admission. During the first quarter of fiscal 2005, the Company increased its full time clinicians by 143 people as compared to a net increase of 17 in the first quarter of fiscal 2004. The Company anticipates that it will continue its strategy of hiring full time clinicians throughout fiscal 2005.

         For the first quarter of fiscal 2004, the Medicare special items discussed above had a net positive impact of $8.0 million or 2.3 percentage points on gross profit margins.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $5.3 million to $73.5 million for the quarter ended April 3, 2005, as compared to $68.2 million for the quarter ended March 28, 2004.

         The increase for the first quarter of fiscal 2005 is attributable to
(i) incremental field operating and administrative costs to service increased Medicare volume and develop and manage growing specialty programs in the Home Healthcare Services segment ($3 million), (ii) increased selling and clinical care coordination expenses, primarily in the Home Healthcare Services segment ($1 million), (iii) increased costs associated with changes to the CareCentrix HME provider network ($1 million) and (iv) various travel and recruiting costs related to the hiring and orientation of full-time clinicians and field personnel ($1.3 million), partially offset by a favorable arbitration settlement ($0.8 million).

         Interest Income, Net

            Net interest income was approximately $0.5 million for the quarter ended April 3, 2005, and $0.1 million for the quarter ended March 28, 2004. Net interest income included interest income of approximately $0.7 million for the first quarter of fiscal 2005 and $0.4 million for the first quarter of fiscal 2004, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Income Taxes

         The Company recorded federal and state income taxes of approximately $2.7 million for the first quarter ended April 3, 2005, of which $1.5 million represented a current provision and $1.2 million represented a deferred tax provision. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39.7 percent is due primarily to state taxes.

         State income taxes and federal alternative minimum taxes of $5.9 million were recorded for the first quarter of fiscal 2004.

         Net Income

         For the first quarter of fiscal 2005, net income was $4.1 million, or $0.17 per diluted share, compared with net income of $9.2 million, or $0.34 per diluted share, for the corresponding period of 2004. Net income for the first quarter of fiscal 2004 included two special items related to Medicare, noted in the Revenues section above, which had a net positive impact of $4.9 million, or $0.18 per diluted share.

Liquidity and Capital Resources

         Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. The Company used its operating cash balances to fund capital expenditures of $1.2 million and repurchase shares of the Company's common stock of $7.6 million during the quarter.

         Days Sales Outstanding ("DSO") as of April 3, 2005 increased 3 days from January 2, 2005 to 60 days. The increase in DSO can be attributed to processing delays in adjudicating the Company's claims for payment to TriWest Healthcare Alliance.

          Working capital at April 3, 2005 was approximately $135 million, a decrease of $2 million as compared to approximately $137 million at January 2, 2005, primarily due to:

         o a $9 million decrease in cash, cash equivalents, restricted cash and short-term investments;

         o  a $5 million increase in accounts receivable;

         o  a $1 million decrease in deferred tax assets;

         o  a $2 million increase in prepaid expenses and other assets; and

         o an $1 million decrease in current liabilities for accounts payable ($3 million), Medicare liabilities ($1 million), cost of claims incurred but not reported ($2 million), and other accrued expenses ($2 million), offset by an increase in payroll and related taxes ($7 million).

         The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications are as follows:

                                        Three Months Ended
                                 ---------------------------------
                                 April 3, 2005      March 28, 2004
                                 -------------      --------------
Medicare                                 30%                29%
Medicaid and Local Government            18                 18
Commercial Insurance and Other           52                 53
                                    -------            -------
                                        100%               100%
                                    =======            =======

         On January 1, 2005, a 2.3 percent market basket rate increase became effective for patients on service on or after January 1, 2005. In addition, Medicare reimbursement for the rural add-on related to home health services performed in specifically defined rural areas of the country decreased by 5 percent, effective for Medicare patients on service as of April 1, 2005. There are certain standards and regulations that the Company must adhere to in order to continue to participate in these programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in the Company's exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes it is currently in compliance with these standards and regulations.

         The Company is party to a contract with Cigna pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the first quarter of fiscal 2005, Cigna accounted for approximately 27 percent of the Company's total net revenues compared to approximately 30 percent for the first quarter of fiscal 2004. This decrease in revenue reflects the reduction in the number of enrolled Cigna members resulting in lower revenues from Cigna's capitated plans. The Company extended its relationship with Cigna by entering into a new national home health care contract, as amended, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, Cigna has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Net revenues generated under capitated agreements with managed care payers were approximately 11 percent of total net revenues for the first quarter of fiscal 2005 and 12 percent for the first quarter of fiscal 2004. Fee-for-service contracts with other commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

         The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

         At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to
2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and 0.50 percent, respectively. Total outstanding letters of credit were $20.2 million as of April 3, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of April 3, 2005, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million and to allow for the disposition of certain assets. As of April 3, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

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

         The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of healthcare services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of April 3, 2005, the Company was in compliance with these provisions.

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

         Capital Expenditures

         The Company's capital expenditures for the three months ended April 3, 2005 were $1.2 million as compared to $3.4 million for the same period in fiscal 2004, which excludes equipment capitalized under capital lease obligations of $1.4 million. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2005 will range between $12.0 million and $14.0 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $103.6 million as of April 3, 2005. The restricted cash of $22.0 million at April 3, 2005, relates to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash includes $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

         The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2005. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

         From May 2003 through April 3, 2005, the Company announced four stock repurchase programs, authorized by its Board of Directors, under which the Company could repurchase and retire up to an aggregate of 4,500,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the first quarter of fiscal 2005, the Company repurchased 472,500 shares of its outstanding common stock at an average cost of $16.05 per share and a total cost of approximately $7.6 million. As of April 3, 2005, the Company had remaining authorization to repurchase an aggregate of 35,896 shares of its outstanding common stock and completed the repurchase of these shares as of April 27, 2005.

         On April 14, 2005, the Company announced a new stock repurchase program, authorized by its Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. See also Part II, Item 2, of this Form 10-Q.

         Contractual Obligations and Commercial Commitments

         At April 3, 2005, the Company had no long-term debt. During the first quarter of fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at April 3, 2005, are as follows (in thousands):

                                                       Payment due by period
                             ---------------------------------------------------------------------------
                                              Less than                                         More than
Contractual Obligations       Total            1 year         1-3 years        4-5 years         5 years
-----------------------       -----            ------         ---------        ---------         -------
Long-term debt obligations   $    --          $    --          $    --          $    --          $    --
Capital lease obligations      1,084              278              599              207               --
Operating lease obligations   52,414           17,757           22,670            9,301            2,686
Purchase obligations              --               --               --               --               --
                             ---------------------------------------------------------------------------
   Total                     $53,498          $18,035          $23,269          $ 9,508          $ 2,686
                             ===========================================================================


          The Company had total letters of credit outstanding under its credit facility of approximately $20.2 million at April 3, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed above under the heading "Cash Resources and Obligations." The Company also had outstanding surety bonds of $1.2 million and $1.0 million at April 3, 2005 and January 2, 2005, respectively.

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

         Stock-Based Compensation

         In December 2004, FASB issued SFAS 123(R). This statement replaces SFAS No.123 and supersedes APB 25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

SFAS 123(R) will be effective for annual periods beginning on or after June 15, 2005, which for the Company is the first quarter of fiscal 2006.

         The Company has currently chosen to adopt the disclosure only provisions of SFAS 123, as amended by SFAS 148, and continues to account for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's ESPP is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

         Stock option grants in fiscal 2004 and prior years fully vest over periods ranging from three to six years. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule which provides for one-third vesting after years one, three and four.

         The weighted average fair values of the Company's stock options granted during the first quarter of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                            Three Months Ended
                                      --------------------------------
                                      April 3, 2005     March 28, 2004
                                      -------------     --------------
Weighted average fair value
   of options granted                    $ 6.12            $ 5.46
Risk-free interest rate                    3.73%             3.36%
Expected volatility                          35%               37%
Contractual life                        10 years          10 years
Expected dividend yield                       0%                0%

         For stock options granted during the fiscal 2004 period, the expected life is estimated to be two years following the date all options comprising the grant become fully vested and forfeitures are reflected in the calculation as they occur. For stock options granted during the fiscal 2005 period, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first quarter of fiscal 2005 and fiscal 2004 are as follows:

                                            Three Months Ended
                                      --------------------------------
                                      April 3, 2005     March 28, 2004
                                      -------------     --------------
Risk-free interest rate                    2.63%            1.02%
Expected volatility                          27%              28%
Expected life                         0.5 years         0.5 years
Expected dividend yield                       0%               0%

         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's

ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                    Three Months Ended
                                                               --------------------------------
                                                               April 3, 2005     March 28, 2004
                                                               -------------     --------------
Net income - as reported                                         $   4,125         $   9,230
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                     (1,040)             (695)
                                                                 ---------         ---------
Net income - pro forma                                           $   3,085         $   8,535
                                                                 =========         =========

Basic income per share - as reported                             $    0.18         $    0.36
Basic income per share - pro forma                               $    0.13         $    0.33

Diluted income per share - as reported                           $    0.17         $    0.34
Diluted income per share - pro forma                             $    0.12         $    0.32

         Stock-based compensation expense, net of tax, for the three months ended April 3, 2005 and March 28, 2004 as reflected in the table above included $160,000 relating to options granted in June 2002 which become fully vested during the second quarter of fiscal 2005.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at April 3, 2005.

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

         Changes in internal control over financial reporting

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  (c)      Issuer Purchases of Equity Securities (1)

                                                                                         (c) Total Number       (d) Maximum Number
                                                          (a) Total                     of Shares Purchased     of Shares that May
                                                            Number        (b) Average   as Part of Publicly      Yet be Purchased
                                                          of Shares       Price Paid      Announced Plans         Under the Plans
                                 Period                   Purchased        per Share        or Programs             or Programs
                                 ------                   ---------        ---------        -----------             -----------
                     January (1/03/05 - 1/30/05)           299,700          $15.88            299,700                 208,696
                     February (1/31/05 - 2/27/05)           49,000          $16.46             49,000                 159,696
                     March (2/28/05 - 4/03/05)             123,800          $16.28            123,800                  35,896
                                                           -------          ------            -------
                        Total                              472,500          $16.05            472,500
                                                           =======          ======            =======

                  (1) On August 10, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. By the end of the period covered by the table, 964,104 of such shares had been repurchased. On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 additional shares of its outstanding common stock.

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

                        Approval of Gentiva Health Services, Inc. Executive Officers Bonus Plan, as Amended

                           On May 6, 2005, Gentiva's shareholders approved the
                  Executive Officers Bonus Plan (the "Bonus Plan"), as amended, effective January 1, 2005, to provide executive officers of Gentiva with an opportunity to earn annual bonus compensation as an incentive and reward for their leadership, ability and exceptional services.

                           The Bonus Plan is currently administered by the
                  Compensation, Corporate Governance and Nominating Committee (the "Committee"). The Committee has broad authority to administer the Bonus Plan and make any determinations necessary under the Bonus Plan, including, but not limited to, authority to establish performance goals, select participants, authorize payment of bonuses, determine rules and regulations, and interpret the plan. Pursuant to the amendment of the Bonus Plan, the Committee may also correct defects, supply omissions and reconcile inconsistencies or conflicts, and make determinations regarding awards intended to satisfy the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). As amended, the Bonus Plan also provides that, with respect to certain awards, the Bonus Plan will be administered, interpreted and construed in compliance with Section 409A of the Code and regulations issued thereunder.

                           The amount of any annual bonus granted to an
                  executive for any fiscal year will be based on the achievement of performance goals determined by the Committee, but may not be greater than the lesser of 200% of such executive's annual base salary or $2.5 million. Pursuant to the amendment to the Bonus Plan, the Committee may specify target bonus levels as well as various factors based upon which an amount less than or more than the target award will be payable, may establish additional restrictions or conditions on awards in its discretion, and may reduce awards based on such factors or conditions as it deems relevant. The performance criteria for awards under the Bonus Plan are:

                  appreciation in share value, total shareholder return, earnings per share, operating income, net income, pro forma net income, return on equity, return on designated assets, return on capital, economic value added, earnings, revenues, expenses, operating profit margin, operating cash flow, gross profit margin, net profit margin, employee turnover, employee headcount, labor costs, customer service, and accounts receivable, and a new criterion added under the amendment, market share.

                           To the extent consistent with Section 162(m) of the
                  Code, the amended Bonus Plan permits the Committee to make adjustments to awards to take into account any of the following events that occur during a fiscal year: the impairment of tangible or intangible assets; litigation or claim judgments or settlements; the effect of changes in tax law, accounting principles or other such laws or provisions affecting reported results; accruals for reorganization and restructuring programs, including, but not limited to, reductions in force and early retirement incentives; currency fluctuations; and any extraordinary, unusual, infrequent or non-recurring items.

                           Under the terms of the Bonus Plan, any executive
                  officer of Gentiva may be selected by the Committee to participate in the Bonus Plan for a given fiscal year. An annual bonus (if any) to any executive participating in the Bonus Plan for a fiscal year will be paid in a single lump sum in cash as soon as practicable after the end of the fiscal year (but not later than two and one-half months after the end of the fiscal year), after certification by the Committee that the performance goals have been satisfied. However, the Committee may determine that all or a portion of an executive's annual bonus for a fiscal year will be payable to such executive upon his death, disability, or termination of employment with Gentiva or upon a change of control of Gentiva, during the fiscal year. The Board of Directors may amend or terminate the Bonus Plan at any time.

                           The foregoing description of the Bonus Plan, as
                  amended, is qualified in its entirety by reference to the applicable provisions of the plan as filed as Exhibit 10.2 hereto. More information about the amended Bonus Plan, as well as the full text of the plan, can also be found in the Company's definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 6, 2005.

                        Approval of the Gentiva Health Services, Inc. Employee Stock Purchase Plan, as Amended

                           On May 6, 2005, Gentiva's shareholders approved an
                  amendment of the Gentiva Health Services, Inc. Employee Stock Purchase Plan ("ESPP"), effective February 24, 2005, to increase the aggregate number of shares of Gentiva common stock available for issuance under the ESPP by 1,200,000 shares, to a total of 2,400,000 shares. The amended ESPP also contains a technical change to clarify the eligibility provisions for certain employees.

                           The ESPP is currently administered by the
                  Compensation, Corporate Governance and Nominating Committee. Among other powers, the Committee has the power to interpret the ESPP, to determine the terms and conditions of each offering of stock, and to adopt and revise rules, guidelines and practices governing the ESPP. The ESPP is designed to qualify as an "employee stock purchase plan" under Section 423 of the Code, and allows participating employees to purchase Gentiva common stock up to 10% of the employee's compensation (or such lesser amount as the Committee determines). Employee contributions may be credited with interest if determined by the Committee, but no interest is currently credited. Upon termination of employment, the employee's participation ceases and the employee's outstanding contributions are refunded.

                           The ESPP provides for consecutive six month offering
                  periods (or other periods of not more than 27 months as determined by the Committee) under which participating employees can elect to have amounts withheld from their total compensation during the offering period and applied to purchase Gentiva common stock at the end of the offering period. Unless otherwise determined by the Committee before an offering period, the purchase price will be 85% of the fair market value (average of highest and lowest sales prices) of Gentiva common stock at either the beginning or end of the offering period, whichever is less. At the end of the offering period, the employee's contributions are automatically applied to purchase stock, and any excess amount in the employee's account after making the purchase is refunded.

                           Under the ESPP as originally adopted, employees of
                  Gentiva or any of its subsidiaries who were employed for at least 8 months were eligible to participate in the ESPP, except that employees whose customary employment was 20 hours or less per week were excluded. Under the ESPP as amended, employees of Gentiva or any of its subsidiaries who are employed for 60 days or more prior to the beginning of an offering period and who customarily work at least 20 hours per week are eligible to participate in the ESPP.

                           Unless otherwise determined by the Committee, the
                  maximum number of shares that may be purchased by an employee in any offering is 5,000 shares. In addition, a participant's right to purchase stock under the ESPP cannot accrue at a rate in excess of $25,000 per calendar year (based on the value at the beginning of the applicable offering periods). The offering period may be suspended or accelerated by the Committee if required by law or deemed to be in Gentiva's best interests, such as upon a change of control. The ESPP will terminate when all shares authorized to be issued under it have been exhausted, and the Board of Directors may amend or discontinue the ESPP at any time.

                           The foregoing description of the ESPP, as amended, is
                  qualified in its entirety by reference to the applicable provisions of the plan as filed as Exhibit 10.3 hereto. More information about the amended ESPP, as well as the full text of the plan, can also be found in the Company's definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 6, 2005.

                        Non-Employee Director Compensation

                           On May 6, 2005, the Company's Board of Directors set
                  the compensation of the Board's non-employee directors as follows, effective May 6, 2005: annual cash retainer, $25,000; annual deferred stock unit award, $40,000 value; Board meeting attendance, $2,500 per meeting ($750 if attendance by telephone); committee meeting attendance, $2,500 per meeting ($750 if attendance by telephone); committee chairperson annual retainer, $5,000 ($15,000 for chairperson of Audit Committee); and Lead Director annual retainer, $15,000.

                        Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated

                           On May 6, 2005, the Company's Board of Directors
                  approved Amendment No. 1 to the Company's Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004 ("DSU Plan"), to increase the portion of each non-employee director's annual retainer fee to be deferred into units under the DSU Plan from $30,000 to $40,000 annually, beginning with the Company's Annual Meeting of Shareholders held on May 6, 2005. The units are deferred and credited quarterly to a non-employee director's account under the DSU Plan. A copy of Amendment No.1 is filed as
                  Exhibit 10.5 hereto.

                        Amended and Restated Change in Control Agreements with Certain Named Executive Officers

                           On May 6, 2005, Gentiva's Board of Directors approved
                  amended and restated Change in Control Agreements ("Replacement CIC Agreements") with each of the following named executive officers ("NEOs"): Vernon A. Perry, Jr., John
                  R. Potapchuk, Robert Creamer and Mary Morrisey Gabriel. The Replacement CIC Agreements are effective May 6, 2005 and have a term of three years (or until all obligations are satisfied). The Replacement CIC Agreements amend and restate each NEO's existing change in control agreement, which otherwise would have expired on June 13, 2005.

                           The Replacement CIC Agreements generally provide
                  benefits in the event of a change in control of Gentiva if the NEO's employment is terminated by Gentiva not for cause or by the NEO for good reason and the termination is within three years after a change in control, or if the NEO is terminated by Gentiva without cause within one year before a change in control, if in connection with the change in control. The Replacement CIC Agreements expand the definition of a for "cause" termination of the NEO by Gentiva to include conviction of the NEO for a felony and any act by the NEO of willful fraud, dishonesty or moral turpitude (in addition to the NEO's willful failure to substantially perform duties and the NEO's willful conduct that is demonstrably and materially injurious to Gentiva, as provided under the existing agreements). In addition, the Replacement CIC Agreements modify the definition of termination of employment by the NEO for "good reason" in several respects. The existing agreements permit termination for good reason upon reduction of base salary (other than a general salary reduction for salaried employees of not more than 10%), relocation more than 50 miles, reduction in employee benefits from those in effect prior to the change in control except where there is a de minimis effect on the NEO, assignment of inconsistent duties, failure of a successor to assume the agreement, or a termination by Gentiva without cause that does not satisfy certain notice provisions. The Replacement CIC Agreements modify these criteria to increase the maximum salary reduction permitted without allowing termination for good reason to 20%, decrease the relocation limit to 40 miles, and consider any reduction of benefit plans on an aggregate basis, with no good reason occurring if there is less than 10% reduction in aggregate benefits.

                           Benefits conferred under the Replacement CIC
                  Agreements generally include a cash payment equal to two times the sum of the NEO's annual base salary and the higher of (x) the NEO's target annual bonus for the year that includes the date of the NEO's termination of employment or (y) the average annual bonus of the NEO for the three prior years (existing agreements provide for target annual bonus for the year of termination or the year of the change in control, with no averaging), as well as continued employee benefits for two years following such termination of employment or until the NEO obtains comparable benefits from another employer. Ms. Morrisey Gabriel's benefits under her existing agreement reflect one year's salary, bonus and benefits, and are increased to two years under her Replacement CIC Agreement. The NEOs' existing agreements also provide for immediate vesting of any stock options held by the NEO, extension of the options' exercise period for up to one year after termination of employment, and full vesting of retirement and deferred compensation benefits. The Replacement CIC Agreements expand this provision to provide immediate vesting of all equity-based compensation.

                           As provided under the existing agreements, the
                  Replacement CIC Agreements provide that under certain circumstances the NEO's benefits could be reduced in order to avoid excise taxes, and Gentiva will pay an NEO's legal fees if he or she prevails in a dispute with Gentiva relating to the agreement. In addition, the Replacement CIC Agreements provide that Gentiva and the NEO will negotiate in good faith to make any changes to the agreements needed to comply with
                  Section 409A of the Code and regulations issued thereunder.

                           The foregoing description of the Replacement CIC
                  Agreements, as amended and restated, is qualified in its entirety by reference to the applicable provisions of the form of Amended and Restated Change in Control Agreement with each of the NEOs as filed as Exhibit 10.6 hereto.

Item 6.           Exhibits
                  ---------

         Exhibit Number  Description
         --------------  -----------
         3.1             Amended and Restated Certificate of Incorporation of
                         Company. (1)

         3.2             Certificate of Correction to Certificate of
                         Incorporation, filed with the Delaware Secretary of State on July 1, 2002. (2)

         3.3             Amended and Restated By-Laws of Company. (2)

         4.1             Specimen of common stock. (4)

         4.2             Form of Certificate of Designation of Series A Junior
                         Participating Preferred Stock. (1)

         4.3             Form of Certificate of Designation of Series A
                         Cumulative Non-Voting Redeemable Preferred Stock. (3)

         10.1            Fifth Amendment dated April 4, 2005 to Loan and
                         Security Agreement dated June 13, 2002 by and between
                         Fleet Capital Corporation, as Administrative Agent on behalf of the lenders named therein, Fleet Securities
                         Inc., as Arranger, Gentiva Health Services, Inc.,
                         Gentiva Health Services Holding Corp. and the subsidiaries named therein.*

         10.2            Executive Officers Bonus Plan, as amended. (5)+

         10.3            Employee Stock Purchase Plan, as amended. (6)+

         10.4            Summary Sheet of Company Compensation to Non-Employee
                         Directors, effective May 6, 2005.*+

         10.5 Amendment No.1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004.*+

         10.6            Form of Amended and Restated Change in Control
                         Agreement with each of Vernon A. Perry, Jr., John R.
                         Potapchuk, Robert Creamer and Mary Morrisey-Gabriel.*+

         31.1            Certification of Chief Executive Officer pursuant to
                         Rule 13a-14(a).*


         31.2            Certification of Chief Financial Officer pursuant to
                         Rule 13a-14(a).*

         32.1            Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350.*

         32.2            Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350.*

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

(5) Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.

(6) Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 6, 2005.

         * Filed herewith

         + Management contract or compensatory plan or arrangement

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENTIVA HEALTH SERVICES, INC.

                                         (Registrant)



Date:  May 12, 2005                      /s/ Ronald A. Malone
                                         --------------------
                                         Ronald A. Malone
                                         Chairman and Chief Executive Officer

Date:  May 12, 2005                      /s/ John R. Potapchuk
                                         ---------------------
                                         John R. Potapchuk
                                         Senior Vice President and
                                         Chief Financial Officer