Form 10-Q
period 2005-07-03
GENTIVA HEALTH SERVICES INC
filed 2005-08-09
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2005

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

                                  Yes _X_ No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes _X_ No __

     The number of shares outstanding of the registrant's Common Stock, as of August 3, 2005, was 23,284,625.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                  Page No.
                                                                                                --------
  Item 1.   Financial Statements

            Consolidated Balance Sheets (Unaudited) - July 3, 2005 and January 2, 2005              3

            Consolidated Statements of Income (Unaudited) - Six Months Ended July 3,
            2005 and June 27, 2004                                                                  4

            Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended July
            3, 2005 and June 27, 2004                                                               5

            Notes to Consolidated Financial Statements (Unaudited)                                  6-18

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              19-32

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              32

  Item 4.   Controls and Procedures                                                                 32-33

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                       33

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                             33

  Item 3.   Defaults Upon Senior Securities                                                         33

  Item 4.   Submission of Matters to a Vote of Security Holders                                     33-34

  Item 5.   Other Information                                                                       34-35

  Item 6.   Exhibits                                                                                35

SIGNATURES                                                                                          36

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           July 3,    January 2,
                                                                            2005         2005
                                                                          ---------    ---------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash                        $  36,645    $  31,924
        Short-term investments                                               46,750       81,100
        Receivables, less allowance for doubtful accounts of $8,271
           and $7,040 at July 3, 2005 and January 2, 2005, respectively     142,424      132,002
        Deferred tax assets                                                  23,134       23,861
        Prepaid expenses and other current assets                             7,882        6,057
                                                                          ---------    ---------
              Total current assets                                          256,835      274,944

Fixed assets, net                                                            19,951       19,687
Deferred tax assets, net                                                     18,723       21,233
Goodwill                                                                     10,613        1,325
Other assets                                                                 18,518       14,909
                                                                          ---------    ---------
              Total assets                                                $ 324,640    $ 332,098
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                  $  25,462    $  25,896
        Payroll and related taxes                                            10,413        9,356
        Medicare liabilities                                                  8,545        9,949
        Cost of claims incurred but not reported                             25,881       27,361
        Obligations under insurance programs                                 32,506       34,660
        Other accrued expenses                                               26,707       31,117
                                                                          ---------    ---------
              Total current liabilities                                     129,514      138,339

Other liabilities                                                            18,945       21,819

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
            shares; issued and outstanding 23,263,724 and 23,722,408
            shares at July 3, 2005 and January 2, 2005, respectively          2,326        2,372
        Additional paid-in capital                                          230,441      238,929
        Accumulated deficit                                                 (56,586)     (69,361)
                                                                          ---------    ---------
              Total shareholders' equity                                    176,181      171,940
                                                                          ---------    ---------

              Total liabilities and shareholders' equity                  $ 324,640    $ 332,098
                                                                          =========    =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                               ----------------------    ----------------------
                                                 July 3,      June 27,     July 3,     June 27,
                                                  2005         2004         2005         2004
                                               ---------    ---------    ---------    ---------
Net revenues                                   $ 220,135    $ 208,248    $ 427,242    $ 422,153
Cost of services sold                            138,628      129,910      265,857      260,553
                                               ---------    ---------    ---------    ---------
     Gross profit                                 81,507       78,338      161,385      161,600
Selling, general and administrative expenses     (72,658)     (67,809)    (144,417)    (134,178)
Depreciation and amortization                     (1,911)      (1,904)      (3,647)      (3,749)
                                               ---------    ---------    ---------    ---------
     Operating income                              6,938        8,625       13,321       23,673
Gain on sale of Canadian investment                 --            946         --            946
Interest income, net                                 414          208          877          290
                                               ---------    ---------    ---------    ---------
     Income before income taxes                    7,352        9,779       14,198       24,909
Income tax benefit (expense)                       1,298       (3,814)      (1,423)      (9,714)
                                               ---------    ---------    ---------    ---------
     Net income                                $   8,650    $   5,965    $  12,775    $  15,195
                                               =========    =========    =========    =========

Net income per common share:
     Basic                                     $    0.37    $    0.24    $    0.55    $    0.60
                                               =========    =========    =========    =========
     Diluted                                   $    0.35    $    0.22    $    0.51    $    0.56
                                               =========    =========    =========    =========

Weighted average shares outstanding:
     Basic                                        23,271       25,068       23,358       25,305
                                               =========    =========    =========    =========
     Diluted                                      24,935       26,818       24,981       26,967
                                               =========    =========    =========    =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                    ------------------------------
                                                                                     July 3,              June 27,
                                                                                      2005                  2004
                                                                                    ---------            ---------
OPERATING ACTIVITIES:
Net income                                                                          $  12,775            $  15,195
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
       Depreciation and amortization                                                    3,647                3,749
       Provision for doubtful accounts                                                  3,154                3,414
       Gain on sale of Canadian investment                                                 --                 (946)
       Reversal of tax audit reserves                                                  (4,200)                  --
       Deferred income tax expense                                                      3,237                7,433
Changes in assets and liabilities:
       Accounts receivable                                                            (13,576)              (4,194)
       Prepaid expenses and other current assets                                       (1,677)              (1,616)
       Current liabilities                                                            (13,564)              (7,479)
Other, net                                                                                 33                  169
                                                                                    ---------            ---------
Net cash (used in) provided by operating activities                                   (10,171)              15,725
                                                                                    ---------            ---------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                               (3,294)              (5,493)
Proceeds from sale of assets                                                             --                  4,123
Acquisition of business                                                               (12,040)                --
Purchase of short-term investments available-for-sale                                (106,900)             (25,000)
Maturities of short-term investments available-for-sale                               131,250                5,000
Purchase of short-term investments held to maturity                                      --                (10,000)
Maturities of short-term investments held to maturity                                  10,000               10,000
                                                                                    ---------            ---------
Net cash provided by (used in) investing activities                                    19,016              (21,370)
                                                                                    ---------            ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                  3,791                1,579
Changes in book overdrafts                                                              4,586               (2,557)
Repurchases of common stock                                                           (12,325)             (14,702)
Repayment of capital lease obligations                                                   (176)                (162)
                                                                                    ---------            ---------
Net cash used in financing activities                                                  (4,124)             (15,842)
                                                                                    ---------            ---------

Net change in cash, cash equivalents and restricted cash                                4,721              (21,487)
Cash, cash equivalents and restricted cash at beginning of period                      31,924               97,438
                                                                                    ---------            ---------
Cash, cash equivalents and restricted cash at end of period                         $  36,645            $  75,951
                                                                                    =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds                                                   $     491            $   3,534
                                                                                    =========            =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease                                           $     151            $   1,443
                                                                                    =========            =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     1. Background and Basis of Presentation

     Gentiva(R) Health Services, Inc. ("Gentiva" or the "Company") provides comprehensive home health services throughout most of the United States through its Home Healthcare Services and CareCentrix(R) operating segments. See Note 12 for a description of the business segments.

     The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company's annual report on Form 10-K and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

     2. Accounting Policies

     Cash, Cash Equivalents and Restricted Cash

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at July 3, 2005 and January 2, 2005 primarily represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

     Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates carrying value. Auction rate securities of $46.8 million and $71.1 million at July 3, 2005 and January 2, 2005, respectively, are classified as available-for-sale and are expected to be available to meet the Company's current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

     Debt securities which the Company has the intent and ability to hold to maturity are classified as "held-to-maturity" investments and are reported at amortized cost which approximates fair value. Held-to-maturity investments, which have contractual maturities of less than one year, consisted of government agency bonds of $10 million at January 2, 2005.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28" ("SFAS 154"). SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for the Company is fiscal 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

     4. Medicare Revenues

     Medicare revenues for the first six months of fiscal 2004 included approximately $9 million received in settlement of the Company's appeal filed with the Provider Reimbursement Review Board ("PRRB") related to the reopening of all of its 1997 cost reports (see Note 10), net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective

Payment Reimbursement System ("PPS") in October 2000. The Centers for Medicare & Medicaid Services ("CMS") has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

     5. Acquisitions / Dispositions

     Heritage Home Care Services Acquisition

     On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage Home Care Services, Inc. ("Heritage"), a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.5 million. Acquisition costs have been recorded as goodwill ($9.6 million) and identifiable intangible assets ($2.4 million) which are included in Other Assets in the consolidated balance sheet as of July 3, 2005. The allocation of the purchase price is subject to adjustment as the Company is undertaking a valuation analysis of the intangible assets acquired.

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

     6. Earnings Per Share

     Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                                           Three Months Ended                  Six Months Ended
                                                                        ------------------------          ------------------------
                                                                         July 3,         June 27,          July 3,         June 27,
                                                                          2005             2004             2005             2004
                                                                        -------          -------          -------          -------
Net income                                                              $ 8,650          $ 5,965          $12,775          $15,195
==================================================================================================================================
Basic weighted average common
  shares outstanding                                                     23,271           25,068           23,358           25,305

Shares issuable upon the assumed exercise of
  stock options and in connection with the
  employee stock purchase plan using the
  treasury stock method                                                   1,664            1,750            1,623            1,662
                                                                        -------          -------          -------          -------

Diluted weighted average common
  shares outstanding                                                     24,935           26,818           24,981           26,967
                                                                        -------          -------          -------          -------
==================================================================================================================================

  Net income per common share:
     Basic                                                              $  0.37          $  0.24          $  0.55          $  0.60
     Diluted                                                            $  0.35          $  0.22          $  0.51          $  0.56
==================================================================================================================================

     7. Revolving Credit Facility, Restricted Cash and Debt

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

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million, and to allow for the disposition of certain assets. As of July 3, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

     The credit facility provides that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     Total outstanding letters of credit were approximately $20.2 million at July 3, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of July 3, 2005. The Company also had outstanding surety bonds of $1.3 million and $1.0 million at July 3, 2005 and January 2, 2005, respectively.

The restricted cash of $22.0 million at July 3, 2005 and January 2, 2005 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

     8. Shareholders' Equity

     Changes in shareholders' equity for the six months ended July 3, 2005 were as follows (in thousands except share amounts):

                                                                       Additional
                                                           Common       Paid-in    Accumulated
                                                           Stock        Capital      Deficit       Total
                                                          ---------    ---------    ---------    ---------
Balance at January 2, 2005                                $   2,372    $ 238,929    $ (69,361)   $ 171,940

    Comprehensive income:
       Net income                                              --           --         12,775       12,775

    Income tax benefits associated with
       stock-based compensation                                --            776         --            776

    Issuance of stock upon exercise of
       stock options and under stock plans
       for employees and directors (297,616 shares)              29        2,986         --          3,015

    Repurchase of common stock at cost (756,300 shares)         (75)     (12,250)        --        (12,325)
                                                          ---------    ---------    ---------    ---------
Balance at July 3, 2005                                   $   2,326    $ 230,441    $ (56,586)   $ 176,181
                                                          =========    =========    =========    =========


     Comprehensive income amounted to $8.7 million and $6.0 million for the second quarter of fiscal 2005 and fiscal 2004, respectively, and $12.8 million and $15.2 million for the first six months of fiscal 2005 and fiscal 2004, respectively.

     From May 2003 through July 3, 2005, the Company announced five stock repurchase programs, authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. A summary of the status of each share repurchase program through July 3, 2005 follows:

            Date                                 Shares                              Average
           Program            Shares          Repurchased                           Cost per           Program
          Announced         Authorized     as of July 3, 2005       Total Cost        Share       Completion Date
          ---------         ----------     ------------------       ----------        -----       ---------------
         May 16, 2003        1,000,000          1,000,000          $ 9,082,353        $ 9.08        July 23, 2003
       August 7, 2003        1,500,000          1,500,000           20,779,291         13.85         July 8, 2004
         May 26, 2004        1,000,000          1,000,000           15,290,952         15.29     October 13, 2004
      August 10, 2004        1,000,000          1,000,000           15,890,390         15.89       April 27, 2005
       April 14, 2005        1,500,000            247,904            4,106,995         16.57
                           -----------------------------------------------------------------
                             6,000,000          4,747,904           65,149,981       $ 13.72
                           =================================================================

     A summary of the Company's share repurchase activity follows:

                                                Three Months Ended                  Six Months Ended
                                          ------------------------------      ------------------------------
                                             July 3,          June 27,           July 3,          June 27,
                                              2005              2004              2005              2004
                                          ------------      ------------      ------------      ------------
Total Numbers of Shares Purchased              283,800           586,600           756,300         1,014,847
Total Cost                                $  4,742,603      $  8,871,923      $ 12,325,027      $ 14,701,966
Average Cost Per Share                    $      16.71      $      15.12      $      16.30      $      14.49

     As of July 3, 2005, the Company had remaining authorization to repurchase an aggregate of 1,252,096 shares of its outstanding common stock.

     9. Stock-Based Compensation Plans

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

     The weighted average fair values of the Company's stock options granted during the first six months of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                      Six Months Ended
                                                 ---------------------------
                                                July 3,              June 27,
                                                 2005                   2004
                                                 ----                   ----
Weighted average fair value
   of options granted                           $ 6.12                 $ 5.47
Risk-free interest rate                          3.73%                  3.36%
Expected volatility                                35%                    37%
Contractual life                              10 years               10 years
Expected dividend yield                             0%                     0%

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

     Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first six months of fiscal 2005 and fiscal 2004 are as follows:

                                                      Six Months Ended
                                                 ---------------------------
                                                July 3,              June 27,
                                                 2005                   2004
                                                 ----                   ----
Risk-free interest rate                          2.63%                 1.02%
Expected volatility                                27%                   28%
Expected life                                0.5 years             0.5 years
Expected dividend yield                             0%                    0%

     The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                          Three Months Ended                    Six Months Ended
                                                       ------------------------             -------------------------
                                                        July 3,          June 27,            July 3,         June 27,
                                                         2005             2004                2005             2004
                                                       -------          -------             --------         --------
Net income - as reported                               $ 8,650          $ 5,965             $ 12,775         $ 15,195
Deduct:  Total stock-based compensation expense
         determined under fair value based method
         for all awards, net of tax                     (1,024)            (717)              (2,064)          (1,412)
                                                       -------          -------             --------         --------
Net income - pro forma                                 $ 7,626          $ 5,248             $ 10,711         $ 13,783
                                                       =======          =======             ========         ========

Basic income per share - as reported                    $ 0.37           $ 0.24               $ 0.55           $ 0.60
Basic income per share - pro forma                      $ 0.33           $ 0.21               $ 0.46           $ 0.54

Diluted income per share - as reported                  $ 0.35           $ 0.22               $ 0.51           $ 0.56
Diluted income per share - pro forma                    $ 0.31           $ 0.20               $ 0.43           $ 0.51

     During the first six months of fiscal 2005, the Company granted 939,500 stock options to officers and employees under its existing option plans at an average exercise price of $16.37. At July 3, 2005, there were 3,915,397 options outstanding at a weighted average exercise price of $10.23 per share. During the first six months of fiscal 2005, the Company issued 103,321 shares of common stock under its ESPP.

     10. Legal Matters

Litigation

     In addition to the matters referenced in this Note 10, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

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

     In addition, the Company and Accredo Health, Incorporated ("Accredo") agreed to indemnify each other for breaches of representations and warranties of such party or the non-fulfillment of any covenant or agreement of such party in connection with the sale of the Company's Specialty Pharmaceutical Services ("SPS") business to Accredo on June 13, 2002. The Company also agreed to indemnify Accredo for the retained liabilities and for tax liabilities, and Accredo agreed to indemnify the Company for assumed liabilities and the operation of the SPS business after the closing of the transaction. The representations and warranties generally survived for the period of two years after the closing of the transaction, which period expired on June 13, 2004. The representations and warranties related to healthcare compliance survived for the period of three years after the closing of the transaction, which period expired on June 13, 2005. Certain representations and warranties, however, continue to survive, including the survival of representations and warranties related to tax matters until thirty days after the expiration of the applicable statute of limitations period, including any extensions of the applicable period, subject to certain exceptions. Accredo and the Company generally may recover indemnification for a breach of a representation or warranty only to the extent a party's claim exceeds $1 million for any individual claim, or exceeds $5 million in the aggregate, subject to certain conditions and only up to a maximum amount of $100 million.

Government Matters

     PRRB Appeal

     The Company's annual cost reports, which were filed with CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company's 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary's methodology. The Company believed the methodology it used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the PRRB concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company's consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

     Although the Company believes that it will likely recover additional funds as a result of applying the modified methodology discussed above to cost reports subsequent to 1998, the settlement amounts cannot be specifically determined until the reopening or audit of each year's cost reports is completed. The Company expects the 1999 cost reports to be reopened and completed during the second half of 2005. It is likely that future recoveries for the 1999 year resulting from the application of the modified methodology required by the Administrative Resolution will be significantly less than the 1997 settlement but greater than the 1998 settlement. The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.

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

     11. Income Taxes

     The Company recorded federal and state income tax benefits of $1.3 million for the second quarter of fiscal 2005, of which $3.3 million represented a current tax benefit and $2.0 million represented a deferred tax provision. For the six months ended July 3, 2005, the Company recorded a federal and state tax provision of $1.4 million representing a current tax benefit of $1.8 million and a deferred tax provision of $3.2 million. The income tax benefit recorded in the second quarter of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate and the Company's effective rate of 10 percent for the first six months is primarily due to the release of tax reserves and state taxes.

     Federal and state income taxes of $3.8 million and $9.7 million were recorded for the second quarter and first six months of fiscal 2004, respectively. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent was due primarily to state taxes.

     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                  July 3,   January 2,
                                                                   2005        2005
                                                                 --------    --------
Deferred tax assets
    Current:
            Reserves and allowances                              $ 18,503    $ 19,348
            Federal net operating loss and other carryforwards        523         793
            State net operating loss                                7,027       7,027
            Other                                                   1,536       1,148
            Less:  valuation allowance                             (4,455)     (4,455)
                                                                 --------    --------
         Total current deferred tax assets                         23,134      23,861
    Noncurrent:
            Intangible assets                                      23,711      25,772
                                                                 --------    --------
            Total assets                                           46,845      49,633

Deferred tax liabilities:
    Noncurrent:
            Fixed assets                                           (2,730)     (2,707)
            Developed software                                     (1,561)     (1,233)
            Other                                                    (696)       (599)
                                                                  --------    --------
         Total non-current deferred tax liabilities                (4,987)     (4,539)

                                                                 --------    --------
Net deferred tax assets                                          $ 41,858    $ 45,094
                                                                 ========    ========

     At July 3, 2005, the Company had federal tax credit carryforwards of $0.5 million and state net operating loss carryforward benefits of $7.0 million.

     12. Business Segment Information

     Commencing in fiscal 2005, the Company identified two business segments for reporting purposes. The Company believes that this presentation aligns the Company's financial reporting with the manner in which the Company has recently commenced to manage its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. The Company's operations involve servicing patients and customers through its two business segments: Home Healthcare Services and CareCentrix.

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

     Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company's direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

     o Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

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

     Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal and human resource benefits and administration. For the six months ended July 3, 2005, corporate expenses also included a credit of approximately $0.8 million relating to a favorable arbitration settlement.

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

     Segment information about the Company's operations is as follows (in thousands):

                                                                 Home Healthcare
                                                                     Services         CareCentrix            Total
                                                                     --------         -----------            -----
Three months ended July 3, 2005 (unaudited)
-------------------------------------------
Net revenue - segments                                              $ 137,667           $ 87,069           $ 224,736
                                                                    =========           ========
Intersegment revenues                                                                                         (4,601)
                                                                                                           ---------
Total net revenue                                                                                          $ 220,135
                                                                                                           =========
Operating contribution                                              $  12,111           $  7,165           $  19,276
                                                                    =========           ========
Corporate expenses                                                                                           (10,427)
Depreciation and amortization                                                                                 (1,911)
Interest income, net                                                                                             414
                                                                                                           ---------
Income before income taxes                                                                                 $   7,352
                                                                                                           =========

Three months ended June 27, 2004 (unaudited)
--------------------------------------------
Net revenue - segments                                              $ 127,801           $ 85,492           $ 213,293
                                                                    =========           ========
Intersegment revenues                                                                                         (5,045)
                                                                                                           ---------
Total net revenue                                                                                          $ 208,248
                                                                                                           =========
Operating contribution                                              $  13,901           $  8,515           $  22,416
                                                                    =========           ========
Corporate expenses                                                                                           (11,887)
Gain on sale of Canadian investment                                                                              946
Depreciation and amortization                                                                                 (1,904)
Interest income, net                                                                                             208
                                                                                                           ---------
Income before income taxes                                                                                 $   9,779
                                                                                                           =========

Six months ended July 3, 2005 (unaudited)
-----------------------------------------
Net revenue - segments                                              $ 270,750           $166,003           $ 436,753
                                                                    =========           ========
Intersegment revenues                                                                                         (9,511)
                                                                                                           ---------
Total net revenue                                                                                          $ 427,242
                                                                                                           =========
Operating contribution                                              $  23,717           $ 14,007           $  37,724
                                                                    =========           ========
Corporate expenses                                                                                           (20,756)
Depreciation and amortization                                                                                 (3,647)
Interest income, net                                                                                             877
                                                                                                           ---------
Income before income taxes                                                                                 $  14,198
                                                                                                           =========
Segment assets                                                      $  75,218           $ 68,706           $ 143,924
                                                                    =========           ========
Intersegment assets                                                                                           (1,500)
Corporate assets                                                                                             182,216
                                                                                                           ---------
Total assets                                                                                               $ 324,640
                                                                                                           =========

Six months ended June 27, 2004 (unaudited)
------------------------------------------
Net revenue - segments                                              $ 265,006           $167,615           $ 432,621
                                                                    =========           ========
Intersegment revenues                                                                                        (10,468)
                                                                                                           ---------
Total net revenue                                                                                          $ 422,153
                                                                                                           =========
Operating contribution                                              $  35,152           $ 14,929           $  50,081
                                                                    =========           ========
Corporate expenses                                                                                           (22,659)
Gain on sale of Canadian investment                                                                              946
Depreciation and amortization                                                                                 (3,749)
Interest income, net                                                                                             290
                                                                                                           ---------
Income before income taxes                                                                                 $  24,909
                                                                                                           =========
Segment assets                                                      $  71,459           $ 64,095           $ 135,554
                                                                    =========           ========
Intersegment assets                                                                                           (1,776)
Corporate assets                                                                                             203,689
                                                                                                           ---------
Total assets                                                                                               $ 337,467
                                                                                                           =========

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

     The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including specialty programs, Gentiva Rehab Without Walls and Gentiva Consulting. The Company's Home Healthcare Services segment conducts its business through more than 350 direct service delivery units operating from more than 250 locations under its Gentiva brand.

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

     The CareCentrix segment encompasses Gentiva's ancillary care benefit management and coordination of integrated homecare services for managed care organizations and health benefit plans through a network of more than 2,500 third-party provider locations, as well as Gentiva locations, under its CareCentrix brand. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within four regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payer is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

Significant Development

     On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage Home Care Services, Inc. ("Heritage"), a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.5 million. Acquisition costs have been recorded as goodwill ($9.6 million) and identifiable intangible assets ($2.4 million) which are included in Other Assets in the consolidated balance sheet as of July 3, 2005. The allocation of the purchase price is subject to adjustment as the Company is undertaking a valuation analysis of the intangible assets acquired.

     The Heritage operations are expected to increase the Company's annualized revenues by more than $20 million and to be accretive to the Company's fiscal 2005 results.

Results of Operations

     Revenues

(Dollars in millions)                        Second Quarter                         First Six Months
                                      ---------------------------------      ------------------------------
                                                              Percentage                         Percentage
                                      2005        2004         Variance      2005        2004      Variance
                                      ----        ----         --------      ----        ----      --------
Medicare                            $   65.3    $   53.8         21.3%     $  127.0    $  116.4       9.1%
Medicaid and Local Government           37.8        39.0         (3.1%)        74.4        78.2      (4.8%)
Commercial Insurance and Other         117.0       115.4          1.4%        225.8       227.6      (0.8%)
                                    ---------------------------------      ------------------------------
                                    $  220.1    $  208.2          5.7%     $  427.2    $  422.2       1.2%
                                    =================================      ==============================

     The Company's net revenues increased by $11.9 million, or 5.7 percent, to $220.1 million for the quarter ended July 3, 2005 as compared to the quarter ended June 27, 2004. For the six months ended July 3, 2005 as compared to the six months ended June 27, 2004, net revenues increased by $5.0 million, or 1.2 percent, to $427.2 million from $422.2 million.

     Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only.

     Medicare revenue growth for the fiscal 2005 periods as compared to the fiscal 2004 periods was driven by several factors including: (i) an increase in admissions, including the Company's specialty programs and exclusive of acquired operations, of 14.6 percent for the second quarter and 14.1 percent for the first six months, (ii) reimbursement rate changes, as noted below and (iii) the impact of the Heritage acquisition, which closed on May 1, 2005 and constituted approximately 4.7 percent of the 21.3 percent increase in Medicare revenue for the second quarter and 2.3 percent of the 9.1 percent increase in Medicare revenue for the first six months of the year. These positive factors were offset somewhat for the first six months of the year by the absence of two special items which are described below.

     The reimbursement rate changes included a 2.3 percent market basket increase that became effective for patients on service on or after January 1, 2005, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (rural add-on provision) effective for patients on service on or after April 1, 2005. The rate increases relating to the market basket change and rural add-on provision represented incremental revenue of approximately $1.2 million and $2.8 million for the second quarter and first six months of fiscal 2005, respectively.

     Medicare revenues for the first six months of fiscal 2004 were positively impacted by two special items of approximately $8.0 million as compared to the first six months of fiscal 2005. The special items represented (i) approximately $9 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 cost reports and (ii) a revenue adjustment of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

     Medicaid and Local Government revenues decreased for the fiscal 2005 periods as compared to the fiscal 2004 periods, due primarily to a reduction in the Company's participation in certain low-margin Medicaid and state and county programs partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $1.7 million for the second quarter fiscal 2005 and $5.5 million for the first six months of fiscal 2005, while revenues relating to intermittent care visits increased $0.6 million for the second quarter of fiscal 2005 and $1.8 million for the first six months of fiscal 2005, as compared to the corresponding periods of fiscal 2004.

     Commercial Insurance and Other revenues increased $1.6 million, or 1.4 percent, for the second quarter of fiscal 2005 and decreased $1.8 million for the first six months, as compared to the second quarter and first six months of fiscal 2004. CIGNA Health Corporation ("Cigna") revenues declined by $2.5 million, or 3.7 percent, and $10.2 million, or 7.8 percent, as compared to the second quarter and first six months of fiscal 2004, respectively. This decline was due primarily to a reduction in the number of enrolled Cigna members in 2005 resulting in lower revenues from Cigna's capitated plans, partially offset by volume increases from Cigna Preferred Provider Organization ("PPO") plans. The Cigna revenue decrease was offset by an increase of $4.1 million, or 8.5 percent, for the second quarter and partially offset by an increase of $8.4 million, or 8.8 percent, for the first six months of fiscal 2005, in non-Cigna, Commercial Insurance and Other revenues primarily by unit volume and pricing increases from existing business, as well as new contracts signed during the past year and the impact of adding the Heritage operations.

     Home Healthcare Services segment revenues increased $9.9 million, or 7.7 percent, from $127.8 million during the second quarter of fiscal 2004 to $137.7 million during the second quarter of fiscal 2005. For the six months ended July 3, 2005, Home Healthcare Services revenues were $270.7 million, an increase of $5.7 million, or 2.2 percent, from $265.0 million for the first six months of fiscal 2004. Revenues for the first six months of fiscal 2004 were positively impacted by the Medicare special items totaling $8.0 million, as discussed above.

     CareCentrix segment revenues increased $1.6 million, or 1.8 percent, from $85.5 million during the second quarter of fiscal 2004 to $87.1 million during the second quarter of fiscal 2005. CareCentrix segment revenues for the first six months of fiscal 2005 were $166.0 million as compared to $167.6 million for the first six months of fiscal 2004, a decline of $1.6 million, or 1.0 percent. This decrease was driven primarily by a decline in revenues from Cigna partially offset by growth in revenues from other managed care customers.

     Gross Profit

(Dollars in millions)                Second Quarter                       First Six Months
                              ------------------------------        ------------------------------
                              2005        2004      Variance        2005         2004     Variance
                              ----        ----      --------        ----         ----     --------
Gross profit                 $  81.5     $  78.3     $  3.2      $   161.4     $  161.6     $ (0.2)
As a percent of revenue         37.0%       37.6%      (0.6%)         37.8%        38.3%      (0.5%)

     Gross profit margins in both the second quarter and first six months of fiscal 2005 were negatively impacted by costs for orientation, training and benefits associated with the deployment of recently-hired clinicians as the Company transitions more of its skilled clinical care to a dedicated, full time workforce. In this regard, during the second quarter and first six months of fiscal 2005, the Company increased its full time clinicians by 113 associates and 256 associates, respectively, of which 67 associates were hired in connection with the Heritage acquisition in May 2005. These increases compare to net increases of 46 and 64 associates in the second quarter and first six months of fiscal 2004, respectively. The Company anticipates that it will continue its strategy of hiring full time clinicians throughout fiscal 2005.

     Gross margins in both the second quarter and first six months of fiscal 2005 were positively impacted by a favorable change in business mix in the Home Healthcare Services segment in which the increased volume of Medicare business, including growth from higher margin specialty programs, more than offset (i) the anticipated revenue loss in certain lower margin Medicaid and local government programs and (ii) in the CareCentix segment, the negative impact of changes in the complement of services provided to certain customers.

     For the first six months of fiscal 2004, the Medicare special items discussed above had a net positive impact of $8.0 million, or 1.2 percentage points, on gross profit margins.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses, including depreciation and amortization, increased $4.9 million to $74.6 million for the quarter ended July 3, 2005, as compared to $69.7 million for the quarter ended June 27, 2004, and $10.1 million to $148.0 million for the six months ended July 3, 2005, as compared to $137.9 million for the six months ended June 27, 2004.

     The increases for the second quarter and the first six months of fiscal 2005, as compared to the corresponding periods of fiscal 2004, were attributable to (i) over $1.0 million of field operating costs associated with the Heritage operations following its acquisition in May 2005, (ii) incremental field operating and administrative costs to service increased Medicare volume and develop and manage the Company's growing specialty programs in the Home Healthcare Services segment ($3.5 million for the second quarter and $7.0 million for the first six months of 2005) and (iii) increased selling and patient care coordination expenses, primarily in the Home Healthcare Services segment ($1.2 million for the second quarter and $2.3 million for the first six months of 2005) as well as incremental costs relating primarily to the hiring and orientation of full time clinicians and other personnel. These increases were partially offset by lower corporate general and administrative expenses ($1.5 million for the second quarter and $1.1 million for the first six months of
2005) and for the six month period, a favorable arbitration settlement ($0.8 million).

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

     Interest Income, Net

     Net interest income was $0.4 million for the quarter ended July 3, 2005, and $0.2 million for the quarter ended June 27, 2004. Net interest income included interest income of $0.7 million for the second quarter of fiscal 2005 and $0.5 million for the second quarter of fiscal 2004, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

     Net interest income was $0.9 million for the six months ended July 3, 2005 compared to $0.3 million for the six months ended June 27, 2004. Net interest income for the first six months of fiscal years 2005 and 2004 represented interest income of $1.4 million and $0.8 million, respectively, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

     Income Taxes

     The Company recorded federal and state income tax benefits of $1.3 million for the second quarter of fiscal 2005, of which $3.3 million represented a current tax benefit and $2.0 million represented a deferred tax provision. For the six months ended July 3, 2005, the Company recorded a federal and state tax provision of $1.4 million representing a current tax benefit of $1.8 million and a deferred tax provision of $3.2 million. The income tax benefit recorded in the second quarter of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate and the Company's effective rate of 10 percent for the first six months is primarily due to the release of tax reserves and state taxes.

     Federal and state income taxes of $3.8 million and $9.7 million were recorded for the second quarter and first six months of fiscal 2004, respectively. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent was due primarily to state taxes.

     Net Income

     For the second quarter of fiscal 2005, net income was $8.7 million, or $0.35 per diluted share, compared with net income of $6.0 million, or $0.22 per diluted share, for the corresponding period of 2004.

     For the first six months of fiscal 2005, net income was $12.8 million, or $0.51 per diluted share, compared with net income of $15.2 million, or $0.56 per diluted share for the first six months of fiscal 2004.

     Net income for the second quarter and the first six months of fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted in the Income Taxes section above. Net income for the first six months of fiscal 2004 included two special items related to Medicare, noted in the Revenues section above, which had a net positive impact of $4.9 million, or $0.18 per diluted share. Net income for both the second quarter and first six months of fiscal 2004 included a net gain of $0.6 million, or $0.02 per diluted share, on the sale of the Company's minority interest in a home care nursing services business in Canada. See Note 5 to the Company's consolidated financial statements.

Liquidity and Capital Resources

     Liquidity

The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. The Company used its operating cash balances to fund the acquisition of Heritage of $11.5 million, initial working capital needs of Heritage of over $3.5 million, transaction costs relating to the acquisition of $0.5 million, capital expenditures of $3.3 million, and the repurchase of shares of the Company's common stock of $12.3 million during the first six months of fiscal 2005.

     Days Sales Outstanding ("DSO") as of July 3, 2005 increased 2 days from January 2, 2005 to 59 days. The increase in DSO can be attributed to processing delays in adjudicating the Company's claims for payment from TriWest Healthcare Alliance("TriWest").

     Working capital at July 3, 2005 was approximately $127 million, a decrease of $10 million as compared to approximately $137 million at January 2, 2005, primarily due to:

     o a $30 million decrease in cash, cash equivalents, restricted cash and short-term investments;

     o    a $10 million increase in accounts receivable;

     o    a $1 million decrease in deferred tax assets;

     o    a $2 million increase in prepaid expenses and other assets; and

     o a $9 million decrease in current liabilities, consisting of decreases in Medicare liabilities ($2 million), cost of claims incurred but not reported ($2 million), obligations under insurance programs ($2 million), and other accrued expenses ($4 million), partially offset by an increase in payroll and related taxes ($1 million).

     The increase in accounts receivable related primarily to incremental receivables relating to the TriWest account, as noted above, and the Heritage operations which were acquired on May 1, 2005. As of July 3, 2005, the Company had not received approval notifications from CMS which would allow the Company to bill Medicare for services relating to the acquired business. Such notifications were received in late July 2005.

     The Company participates in the Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications are as follows:

                                         Three Months Ended                  Six Months Ended
                                       ------------------------          ------------------------
                                       July 3,         June 27,          July 3,         June 27,
                                        2005            2004              2005             2004
                                       -------         --------          -------         --------
Medicare                                 30%             26%               30%              28%
Medicaid and Local Government            17              19                17               19
Commercial Insurance and Other           53              55                53               53
                                        ---             ---               ---              ---
                                        100%            100%              100%             100%
                                        ===             ===               ===              ===

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

     The Company is party to a contract with Cigna pursuant to which the Company provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the second quarter and first six months of fiscal 2005, Cigna accounted for approximately 29 percent and 28 percent of the Company's total net revenues, respectively, compared to approximately 32 percent and 31 percent for the second quarter and first six months of fiscal 2004, respectively. This decrease reflects the reduction in the number of enrolled Cigna members resulting in lower revenues from Cigna's capitated plans. The Company extended its relationship with Cigna by entering into a new national home health care contract, as amended, effective January 1, 2004. The term of the new contract extends to December 31, 2006, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, Cigna has the right to terminate the agreement on December 31, 2005 if it provides 90 days advance written notice to the Company, and each party has the right to terminate at the end of each term thereafter by providing at least 90 days advance written notice prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

     Net revenues generated under capitated agreements with managed care payers were approximately 10 percent and 11 percent of total net revenues for the second quarter and first six months of fiscal 2005, respectively, and 12 percent for the second quarter and first six months of fiscal 2004. Fee-for-service contracts with other commercial payers are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

     The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

     At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and
0.50 percent, respectively. Total outstanding letters of credit were $20.2 million as of July 3, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of July 3, 2005, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

     The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million, and to allow for the disposition of certain assets. As of July 3, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

     The credit facility provides that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

     The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of healthcare services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of July 3, 2005, the Company was in compliance with these provisions.

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

     Capital Expenditures

     The Company's capital expenditures for the six months ended July 3, 2005 were $3.3 million as compared to $5.5 million for the same period in fiscal 2004, which excludes equipment capitalized under capital lease obligations of $1.4 million. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2005 will range between $12.0 million and $14.0 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

     Cash Resources and Obligations

     The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $83.4 million as of July 3, 2005. The restricted cash of $22.0 million at July 3, 2005, related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

     The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2005. These amounts were reflected as Medicare liabilities in the accompanying consolidated balance sheets.

     From May 2003 through July 3, 2005, the Company announced five stock repurchase programs, authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the first six months of fiscal 2005, the Company repurchased 756,300 shares of its outstanding common stock at an average cost of $16.30 per share and a total cost of approximately $12.3 million. As of July 3, 2005, the Company had remaining authorization to repurchase an aggregate of 1,252,096 shares of its outstanding common stock. See also Part II, Item 2, of this Form 10-Q.

     Contractual Obligations and Commercial Commitments

     At July 3, 2005, the Company had no long-term debt. During the first six months of fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at July 3, 2005, are as follows (in thousands):

                                                 Payment due by period
                                  ---------------------------------------------------------
                                            Less than                              More than
Contractual Obligations           Total       1 year      1-3 years   4-5 years     5 years
-----------------------           -----       ------      ---------   ---------     -------
Long-term debt obligations       $  --        $  --        $  --        $  --        $  --
Capital lease obligations          1,356          462          717          177         --
Operating lease obligations       51,931       17,803       22,067        9,878        2,183
Purchase obligations                --           --           --           --           --
                                 -----------------------------------------------------------
   Total                         $53,287      $18,265      $22,784      $10,055      $ 2,183
                                 ===========================================================

     During the second quarter of fiscal 2005, the Company paid $0.8 million to satisfy future obligations relating to a portion of a lease that the Company agreed to assume in connection with the Split-Off in March 2000. Such amount had been accrued in the Company's financial statements.

    The Company had total letters of credit outstanding under its credit facility of approximately $20.2 million at July 3, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed above under the heading "Cash Resources and Obligations." The Company also had outstanding surety bonds of $1.3 million and $1.0 million at July 3, 2005 and January 2, 2005, respectively.

     The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

     Management expects that the Company's working capital needs for fiscal 2005 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company's Board of Directors and may require the approval of its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

     Stock-Based Compensation

     In December 2004, FASB issued SFAS 123(R). This statement replaces SFAS No. 123 and supersedes APB 25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for annual periods beginning on or after June 15, 2005, which for the Company is the first quarter of fiscal 2006.

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

     The weighted average fair values of the Company's stock options granted during the first six months of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                      Six Months Ended
                                                 ---------------------------
                                                July 3,              June 27,
                                                 2005                   2004
                                                 ----                   ----
Weighted average fair value
  of options granted                           $ 6.12                $ 5.47
Risk-free interest rate                          3.73%                 3.36%
Expected volatility                                35%                   37%
Contractual life                              10 years              10 years
Expected dividend yield                             0%                    0%

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

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first six months of fiscal 2005 and fiscal 2004 are as follows:

                                                      Six Months Ended
                                                 ---------------------------
                                                July 3,              June 27,
                                                 2005                   2004
                                                 ----                   ----
Risk-free interest rate                          2.63%                 1.02%
Expected volatility                                27%                   28%
Expected life                                0.5 years             0.5 years
Expected dividend yield                             0%                    0%

         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                          Three Months Ended                    Six Months Ended
                                                       ------------------------             -------------------------
                                                        July 3,          June 27,            July 3,         June 27,
                                                         2005             2004                2005             2004
                                                       -------          -------             --------         --------
Net income - as reported                               $ 8,650          $ 5,965             $ 12,775         $ 15,195
Deduct:  Total stock-based compensation expense
         determined under fair value based method
         for all awards, net of tax                     (1,024)            (717)              (2,064)          (1,412)
                                                       -------          -------             --------         --------
Net income - pro forma                                 $ 7,626          $ 5,248             $ 10,711         $ 13,783
                                                       =======          =======             ========         ========

Basic income per share - as reported                    $ 0.37           $ 0.24               $ 0.55           $ 0.60
Basic income per share - pro forma                      $ 0.33           $ 0.21               $ 0.46           $ 0.54

Diluted income per share - as reported                  $ 0.35           $ 0.22               $ 0.51           $ 0.56
Diluted income per share - pro forma                    $ 0.31           $ 0.20               $ 0.43           $ 0.51

     Stock-based compensation expense, net of tax, for the six months ended July 3, 2005 as reflected in the table above included $270,000 relating to options granted in June 2002 which became fully vested during the second quarter of fiscal 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at July 3, 2005.

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

     Changes in internal control over financial reporting

     As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               See Note 10 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Issuer Purchases of Equity Securities (1)

                                                                (c) Total Number       (d) Maximum Number
                                   (a) Total                    of Shares Purchased     of Shares that May
                                     Number     (b) Average     as Part of Publicly      Yet be Purchased
                                   of Shares    Price Paid        Announced Plans         Under the Plans
     Period                        Purchased     per Share          or Programs             or Programs
     ------                        ---------     ---------          -----------             -----------
     April (4/04/05 - 5/01/05)      37,200        $ 17.74             37,200                 1,498,696
     May (5/02/05 - 5/29/05)        98,100        $ 16.53             98,100                 1,400,596
     June (5/30/05 - 7/03/05)      148,500        $ 16.58            148,500                 1,252,096
                                   -------        -------            -------
         Total                     283,800        $ 16.71            283,800
                                   =======        =======            =======

          (1) On August 10, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. By the end of the period covered by the table, all of such shares had been repurchased. On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 additional shares of its outstanding common stock. By the end of the period covered by the table, 247,904 of such shares had been repurchased.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Annual Meeting of Shareholders was held on May 6, 2005.

(c)       i)   The following individuals were elected as Class II directors by votes as follows:

                  ------------------------------------------------------------------
                  Name                       Votes FOR          Votes WITHHELD
                  ------------------------------------------------------------------
                  Ronald A. Malone           22,094,534                     157,907
                  ------------------------------------------------------------------
                  Raymond S. Troubh          18,913,135                   3,339,306
                  ------------------------------------------------------------------

          ii) The proposal to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for 2005 was approved by votes as follows:

                  ------------------------------------------------------------------
                  FOR:                               22,143,532
                  ------------------------------------------------------------------
                  AGAINST:                               81,741
                  ------------------------------------------------------------------
                  ABSTAIN:                               27,168
                  ------------------------------------------------------------------
                  BROKER NONVOTES:                            0
                  ------------------------------------------------------------------

          iii) The proposal to approve the Company's Executive Officers Bonus Plan, as amended, was approved by votes as follows:

                  ------------------------------------------------------------------
                  FOR:                               17,284,970
                  ------------------------------------------------------------------
                  AGAINST:                              486,894
                  ------------------------------------------------------------------
                  ABSTAIN:                              122,911
                  ------------------------------------------------------------------
                  BROKER NONVOTES:                    4,357,666
                  ------------------------------------------------------------------

          iv) The proposal to approve the Company's Employee Stock Purchase Plan, as amended, was approved by votes as follows:

                  ------------------------------------------------------------------
                  FOR:                               16,604,496
                  ------------------------------------------------------------------
                  AGAINST:                            1,018,664
                  ------------------------------------------------------------------
                  ABSTAIN:                              271,615
                  ------------------------------------------------------------------
                  BROKER NONVOTES:                    4,357,666
                  ------------------------------------------------------------------

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

       3.3           Amended and Restated By-Laws of Company. (2)

       4.1           Specimen of common stock. (4)

       4.2           Form of Certificate of Designation of Series A Junior Participating
                     Preferred Stock. (1)

       4.3           Form of Certificate of Designation of Series A Cumulative Non-Voting
                     Redeemable Preferred Stock. (3)

      10.1           Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004* (confidential treatment requested as to portions of this document)

      10.2           Executive Officers Bonus Plan, as amended. (5)+

      10.3           Employee Stock Purchase Plan, as amended. (6)+

      10.4           Summary Sheet of Company Compensation to Non-Employee Directors, effective
                     May 6, 2005. (7)+

      10.5           Amendment No. 1 dated as of May 6, 2005 to Stock & Deferred Compensation
                     Plan for Non-Employee Directors, as amended and restated as of January 1,
                     2004. (7)+

      10.6           Form of Amended and Restated Change in Control Agreement with each of
                     Vernon A. Perry, Jr., John R. Potapchuk, Robert Creamer and Mary
                     Morrisey-Gabriel. (7)+

      31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

      31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

      32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                     1350.*

      32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                     1350.*

----------

(1) Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(2) Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2002.
(3) Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4) Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5) Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(6) Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 6, 2005.
(7) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended April 3, 2005.

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

                                            GENTIVA HEALTH SERVICES, INC.
                                            (Registrant)



Date:  August 8, 2005                       /s/ Ronald A. Malone
                                            --------------------
                                            Ronald A. Malone
                                            Chairman and Chief Executive Officer

Date:  August 8, 2005                       /s/ John R. Potapchuk
                                            ---------------------
                                            John R. Potapchuk
                                            Senior Vice President and
                                            Chief Financial Officer