Form 10-Q
period 2005-10-02
GENTIVA HEALTH SERVICES INC
filed 2005-11-15
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2005

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

                                  Yes X   No ___
                                      -
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X   No ___
                                      -
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes __  No X
                                             -

         The number of shares outstanding of the registrant's Common Stock, as of November 8, 2005, was 22,884,550.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                      Page
                                                                                     No.
                                                                                     ---
         Item 1.     Financial Statements

                     Consolidated Balance Sheets (Unaudited) - October 2, 2005
                     and January 2, 2005                                            3

                     Consolidated Statements of Income (Unaudited) - Nine Months
                     Ended October 2, 2005 and September 26, 2004                   4

                     Consolidated Statements of Cash Flows (Unaudited) - Nine
                     Months Ended October 2, 2005 and September 26, 2004            5

                     Notes to Consolidated Financial Statements (Unaudited)         6-18

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                      18-40

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk     40

         Item 4.     Controls and Procedures                                        40

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings                                              41

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    41

         Item 3.     Defaults Upon Senior Securities                                41

         Item 4.     Submission of Matters to a Vote of Security Holders            41

         Item 5.     Other Information                                              41-42

         Item 6.     Exhibits                                                       42-43

SIGNATURES                                                                          44

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements
              --------------------

                 Gentiva Health Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                               October 2, 2005     January 2, 2005
                                                                                  ---------           ---------
ASSETS
Current assets:
        Cash, cash equivalents and restricted cash                                $  52,234           $  31,924
        Short-term investments                                                       42,150              81,100
        Receivables, less allowance for doubtful accounts of $8,348
           and $7,040 at October 2, 2005 and January 2, 2005, respectively          142,339             132,002
        Deferred tax assets                                                          22,894              23,861
        Prepaid expenses and other current assets                                     8,013               6,057
                                                                                  ---------           ---------
              Total current assets                                                  267,630             274,944

Fixed assets, net                                                                    20,688              19,687
Deferred tax assets, net                                                             17,792              21,233
Goodwill                                                                              6,865               1,325
Other assets                                                                         22,896              14,909
                                                                                  ---------           ---------
              Total assets                                                        $ 335,871           $ 332,098
                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                          $  23,542           $  25,896
        Payroll and related taxes                                                    15,772               9,356
        Medicare liabilities                                                          6,864               9,949
        Cost of claims incurred but not reported                                     26,244              27,361
        Obligations under insurance programs                                         32,228              34,660
        Other accrued expenses                                                       30,306              31,117
                                                                                  ---------           ---------
              Total current liabilities                                             134,956             138,339

Other liabilities                                                                    19,814              21,819

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
            shares; issued and outstanding 23,356,750 and 23,722,408
            shares at October 2, 2005 and January 2, 2005, respectively               2,336               2,372
        Additional paid-in capital                                                  231,100             238,929
        Accumulated deficit                                                         (52,335)            (69,361)
                                                                                  ---------           ---------
              Total shareholders' equity                                            181,101             171,940
                                                                                  ---------           ---------

              Total liabilities and shareholders' equity                          $ 335,871           $ 332,098
                                                                                  =========           =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended                           Nine Months Ended
                                                  ---------------------------------------     -------------------------------------
                                                  October 2, 2005      September 26, 2004     October 2, 2005    September 26, 2004
                                                     ---------             ---------             ---------           ---------
Net revenues                                         $ 219,559             $ 198,070             $ 646,801           $ 620,223
Cost of services sold                                  138,544               122,539               404,401             383,092
                                                     ---------             ---------             ---------           ---------
       Gross profit                                     81,015                75,531               242,400             237,131
Selling, general and administrative expenses           (72,026)              (67,227)             (216,443)           (201,405)
Depreciation and amortization                           (2,291)               (1,756)               (5,938)             (5,505)
                                                     ---------             ---------             ---------           ---------
       Operating income                                  6,698                 6,548                20,019              30,221
Gain on sale of Canadian investment                         --                    --                    --                 946
Interest income, net                                       385                   248                 1,262                 538
                                                     ---------             ---------             ---------           ---------
       Income before income taxes                        7,083                 6,796                21,281              31,705
Income tax expense                                      (2,832)               (2,397)               (4,255)            (12,111)
                                                     ---------             ---------             ---------           ---------
       Net income                                    $   4,251             $   4,399             $  17,026           $  19,594
                                                     =========             =========             =========           =========

Net income per common share:
       Basic                                         $    0.18             $    0.18             $    0.73           $    0.78
                                                     =========             =========             =========           =========
       Diluted                                       $    0.17             $    0.17             $    0.68           $    0.74
                                                     =========             =========             =========           =========

Weighted average shares outstanding:
       Basic                                            23,329                24,422                23,349              25,011
                                                     =========             =========             =========           =========
       Diluted                                          25,076                26,034                25,018              26,645
                                                     =========             =========             =========           =========

See notes to consolidated financial statements.

                 Gentiva Health Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                     ---------------------------------------
                                                                     October 2, 2005      September 26, 2004
                                                                        ---------             ---------
OPERATING ACTIVITIES:
Net income                                                              $  17,026             $  19,594
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                        5,938                 5,505
       Provision for doubtful accounts                                      4,329                 4,708
       Gain on sale of Canadian investment                                     --                  (946)
       Reversal of tax audit reserves                                      (4,200)                   --
       Deferred income tax expense                                          4,408                 9,743
Changes in assets and liabilities:
       Accounts receivable                                                (14,666)                  945
       Prepaid expenses and other current assets                           (1,856)               (1,144)
       Accounts payable                                                      (719)               (2,843)
       Payroll and related taxes                                            6,416                (2,956)
       Medicare liabilities                                                (3,085)                 (145)
       Cost of claims incurred but not reported                            (1,117)               (2,228)
       Obligations under insurance programs                                (2,432)                 (609)
       Other accrued expenses                                                (965)               (3,321)
Other, net                                                                    178                   657
                                                                        ---------             ---------
Net cash provided by operating activities                                   9,255                26,960
                                                                        ---------             ---------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                   (6,043)               (7,607)
Proceeds from sale of assets                                                   --                 4,123
Acquisition of business                                                   (12,059)                   --
Purchase of short-term investments available-for-sale                    (125,000)              (80,000)
Maturities of short-term investments available-for-sale                   153,950                25,000
Purchase of short-term investments held to maturity                            --               (10,000)
Maturities of short-term investments held to maturity                      10,000                10,000
                                                                        ---------             ---------
Net cash provided by (used in) investing activities                        20,848               (58,484)
                                                                        ---------             ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      5,650                 3,420
Changes in book overdrafts                                                 (1,635)                2,300
Repurchases of common stock                                               (13,514)              (30,163)
Repayment of capital lease obligations                                       (294)                 (228)
                                                                        ---------             ---------
Net cash used in financing activities                                      (9,793)              (24,671)
                                                                        ---------             ---------

Net change in cash, cash equivalents and restricted cash                   20,310               (56,195)
Cash, cash equivalents and restricted cash at beginning of period          31,924                97,438
                                                                        ---------             ---------
Cash, cash equivalents and restricted cash at end of period             $  52,234             $  41,243
                                                                        =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds                                       $     701             $   3,587
                                                                        =========             =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
Fixed assets acquired under capital lease                               $     151             $   1,443
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

         2.   Accounting Policies
              -------------------

         Cash, Cash Equivalents and Restricted Cash

         The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at October 2, 2005 and January 2, 2005 primarily represents segregated cash funds in a trust account designated as collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

         Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates carrying value. Auction rate securities of $42.2 million and $71.1 million at October 2, 2005 and January 2, 2005, respectively, are classified as available-for-sale and are expected to be available to meet the Company's current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

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

3.       New Accounting Standards
         ------------------------

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

         4.   Medicare Revenues
              -----------------

         Medicare revenues for the third quarter and first nine months of fiscal 2004 included approximately $1.1 million and $10.1 million, respectively, received in settlement of the Company's appeal filed with the U.S. Provider Relations Review Board ("PRRB") related to the reopening of all of its 1998 and 1997 cost reports. (See Note 10.) In addition, Medicare revenues were reduced by a revenue adjustment of $1 million recorded for the nine months of fiscal 2004 to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment System ("PPS") in October 2000. In connection with the estimated repayment, the Centers for Medicare & Medicaid Services ("CMS") had determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         5.   Acquisitions / Dispositions
              ---------------------------

         Heritage Home Care Services Acquisition

         On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage Home Care Services, Inc. ("Heritage"), a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.6 million. Acquisition costs have been recorded as Goodwill ($5.5 million), Fixed Assets and Other Assets ($0.4 million) and identifiable intangible assets ($6.2 million) which are included in Other Assets in the consolidated balance sheet as of October 2, 2005. The Company expects to complete the allocation of the purchase price during the fourth quarter of fiscal 2005 as it finalizes a valuation analysis of the intangible assets acquired.

         Sale of Canadian Investment

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a pre-tax gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of income for the nine months ended September 26, 2004.

         6.   Earnings Per Share
              ------------------

         Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                         Three Months Ended                     Nine Months Ended
                                                 ------------------------------------   ------------------------------------
                                                 October 2, 2005   September 26, 2004   October 2, 2005   September 26, 2004
                                                 ---------------   ------------------   ---------------   ------------------
Net income                                             $ 4,251         $ 4,399             $17,026             $19,594
------------------------------------------------------------------------------             ---------------------------
Basic weighted average common
  shares outstanding                                    23,329          24,422              23,349              25,011

Shares issuable upon the assumed exercise of
  stock options and in connection with the
  employee stock purchase plan using the
  treasury stock method                                  1,747           1,612               1,669               1,634
                                                        ------          ------              ------              ------

Diluted weighted average common
  shares outstanding                                    25,076          26,034              25,018              26,645
                                                        ------          ------              ------              ------
------------------------------------------------------------------------------             ---------------------------
  Net income per common share:
     Basic                                              $ 0.18          $ 0.18              $ 0.73              $ 0.78
     Diluted                                            $ 0.17          $ 0.17              $ 0.68              $ 0.74
------------------------------------------------------------------------------             ---------------------------

         7.   Revolving Credit Facility, Restricted Cash and Debt
              ---------------------------------------------------

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

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million, and to allow for the disposition of certain assets. As of October 2, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

         The credit facility provides that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

         Total outstanding letters of credit were approximately $20.2 million at October 2, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers' compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of October 2, 2005. The Company also had outstanding surety bonds of $1.3 million and $1.0 million at October 2, 2005 and January 2, 2005, respectively.

         The restricted cash of $22.0 million at October 2, 2005 and January 2, 2005 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

         8.   Shareholders' Equity
              --------------------

         Changes in shareholders' equity for the nine months ended October 2, 2005 were as follows (in thousands except share amounts):

                                                                    Additional
                                                       Common         Paid-in      Accumulated
                                                        Stock         Capital         Deficit         Total
                                                      ---------      ---------       ---------       ---------
Balance at January 2, 2005                            $   2,372      $ 238,929       $ (69,361)      $ 171,940

 Comprehensive income:
      Net income                                             --             --          17,026          17,026

 Income tax benefits associated with
      stock-based compensation                               --          1,634              --           1,634

 Issuance of stock upon exercise of
    stock options and under stock plans
    for employees and directors (456,442 shares)             46          3,969              --           4,015

 Repurchase of common stock at cost (822,100 shares)        (82)       (13,432)             --         (13,514)
                                                      ---------      ---------       ---------       ---------
Balance at October 2, 2005                            $   2,336      $ 231,100       $ (52,335)      $ 181,101
                                                      =========      =========       =========       =========

         Comprehensive income amounted to $4.3 million and $4.4 million for the third quarter of fiscal 2005 and fiscal 2004, respectively, and $17.0 million and $19.6 million for the first nine months of fiscal 2005 and fiscal 2004, respectively.

         From May 2003 through October 2, 2005, the Company announced five stock repurchase programs authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. A summary of the status of each share repurchase program through October 2, 2005 follows:

   Date                                     Shares                                Average
 Program              Shares              Repurchased                             Cost per          Program
Announced           Authorized       as of October 2, 2005       Total Cost         Share       Completion Date
---------           ----------       ---------------------       ----------         -----       ---------------
   May 16, 2003      1,000,000             1,000,000            $ 9,082,353        $ 9.08           July 23, 2003
 August 7, 2003      1,500,000             1,500,000             20,779,291         13.85            July 8, 2004
   May 26, 2004      1,000,000             1,000,000             15,290,952         15.29        October 13, 2004
August 10, 2004      1,000,000             1,000,000             15,890,390         15.89          April 27, 2005
 April 14, 2005      1,500,000               313,704              5,295,765         16.88
                  ------------------------------------------------------------------------
                     6,000,000             4,813,704            $66,338,751        $13.78
                  ========================================================================


         A summary of the Company's share repurchase activity follows:

                                              Three Months Ended                           Nine Months Ended
                                     -------------------------------------      ---------------------------------------
                                     October 2, 2005    September 26, 2004      October 2, 2005      September 26, 2004
                                     ---------------    ------------------      ---------------      ------------------
Total Numbers of Shares Purchased           65,800           1,011,993                 822,100             2,026,840
Total Cost                              $1,188,771         $15,460,993             $13,513,797           $30,162,959
Average Cost Per Share                  $    18.07         $     15.28             $     16.44           $     14.88

         As of October 2, 2005, the Company had remaining authorization to repurchase an aggregate of 1,186,296 shares of its outstanding common stock. During the period from October 3, 2005 through November 8, 2005, the Company purchased 487,900 shares of its common stock at an aggregate cost of approximately $7.3 million.

         9.   Stock-Based Compensation Plans
              ------------------------------

         The Company has chosen to adopt the disclosure only provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continues to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.
See Note 3, "New Accounting Standards."

         Stock option grants in fiscal 2004 and prior years fully vest over periods ranging from three to six years. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule which provides for one-third vesting after years one, three and four.

         The weighted average fair values of the Company's stock options granted during the first nine months of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                Nine Months Ended
                                  ----------------------------------------------
                                    October 2, 2005        September 26, 2004
                                  -------------------    -----------------------
Weighted average fair value
   of options granted                       $    6.13               $    5.47
Risk-free interest rate                         3.73%                   3.36%
Expected volatility                               35%                     37%
Contractual life                             10 years                10 years
Expected dividend yield                            0%                      0%

         For stock options granted during the fiscal 2004 and prior periods, the expected life is estimated to be two years following the date all options comprising the grant become fully vested and forfeitures are reflected in the calculation as they occur. For stock options granted during the fiscal 2005 period, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first nine months of fiscal 2005 and fiscal 2004 are as follows:

                                                    Nine Months Ended
                            ------------------------------     -----------------------------
                                    October 2, 2005                 September 26, 2004
                            ------------------------------     -----------------------------
                            1st offering     2nd offering      1st offering    2nd offering
                               Period           Period            Period          Period
                               ------           ------            ------          ------
Risk-free interest rate             2.63%            3.32%             1.02%           1.76%
Expected volatility                   27%              33%               28%             30%
Expected life                   0.5 years        0.5 years         0.5 years       0.5 years
Expected dividend yield                0%               0%                0%              0%


         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                 Three Months Ended                    Nine Months Ended
                                                       ------------------------------------   -----------------------------------
                                                       October 2, 2005   September 26, 2004   October 2, 2005  September 26, 2004
                                                       ---------------   ------------------   ---------------  ------------------
Net income - as reported                                  $    4,251         $    4,399          $   17,026        $   19,594
Deduct:  Total stock-based compensation expense
         determined under fair value based
         method for all awards, net of tax                      (852)              (579)             (2,916)           (1,834)
                                                          ----------         ----------          ----------        ----------
Net income - pro forma                                    $    3,399         $    3,820          $   14,110        $   17,760
                                                          ==========         ==========          ==========        ==========

Basic income per share - as reported                      $     0.18         $     0.18          $     0.73        $     0.78
Basic income per share - pro forma                        $     0.15         $     0.16          $     0.60        $     0.71

Diluted income per share - as reported                    $     0.17         $     0.17          $     0.68        $     0.74
Diluted income per share - pro forma                      $     0.14         $     0.15          $     0.56        $     0.67

         During the first nine months of fiscal 2005, the Company granted 942,600 stock options to officers and employees under its existing option plans at an average exercise price of $16.38. At October 2, 2005, there were 3,670,396 options outstanding at a weighted average exercise price of $10.33 per share. During the first nine months of fiscal 2005, the Company issued 103,321 shares of common stock under its ESPP.

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

Government Matters

     PRRB Appeal
     -----------

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

         During the third quarter of fiscal 2004, the fiscal intermediary notified the Company that it had completed the reopening of all 1998 cost reports and determined that the adjustment to allowable costs for that year was $1.4 million. The Company received the funds and recorded the adjustment of $1.4 million as net revenues during fiscal 2004, of which $1.1 million was received and recorded in the third quarter of fiscal 2004.

         The fiscal intermediary is currently in the process of reopening the 1999 cost reports and the Company anticipates completion of the reopening during the fourth quarter of fiscal 2005. The Company expects to receive funds in excess of $5.0 million related to the 1999 cost reports and will record an adjustment to net revenues during the fourth quarter of fiscal 2005 when such gain contingency is realized. The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.

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

         11.  Income Taxes
              ------------

         The Company recorded a federal and state income tax provision of $2.8 million for the third quarter of fiscal 2005, of which $1.6 million represented a current tax provision and $1.2 million represented a deferred tax provision. For the nine months ended October 2, 2005, the Company recorded a federal and state income tax provision of $4.3 million representing a current tax benefit of $0.1 million and a deferred tax provision of $4.4 million. The income tax provision for the first nine months of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate and the Company's effective rate of 20 percent for the first nine months of fiscal 2005 is primarily due to the release of tax reserves and state taxes.

         Federal and state income taxes of $2.4 million and $12.1 million were recorded for the third quarter and first nine months of fiscal 2004, respectively. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent was due primarily to state taxes.

         Deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                    October 2, 2005    January 2, 2005
                                                                    ---------------    ---------------
Deferred tax assets
    Current:
               Reserves and allowances                                 $ 18,374           $ 19,348
               Federal net operating loss and other carryforwards            --                793
               State net operating loss                                   7,027              7,027
               Other                                                      1,948              1,148
               Less:  valuation allowance                                (4,455)            (4,455)
                                                                       --------           --------
         Total current deferred tax assets                               22,894             23,861

         Noncurrent:
               Intangible assets                                         22,906             25,772
                                                                       --------           --------
               Total assets                                              45,800             49,633
                                                                       --------           --------

Deferred tax liabilities:
         Noncurrent:
               Fixed assets                                              (2,627)            (2,707)
               Developed software                                        (1,841)            (1,233)
               Other                                                       (646)              (599)
                                                                       --------           --------
         Total non-current deferred tax liabilities                      (5,114)            (4,539)
                                                                       --------           --------
Net deferred tax assets                                                $ 40,686           $ 45,094
                                                                       ========           ========

         At October 2, 2005, the Company had state net operating loss carryforward benefits of $7.0 million. A valuation allowance of $4.5 million was recorded in fiscal 2004 to recognize that certain state net operating loss carryforwards may expire before realization.

         12.  Business Segment Information
              ----------------------------

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

         Segment information about the Company's operations is as follows (in thousands):

                                                              Home
                                                            Healthcare
                                                             Services             CareCentrix           Total
                                                          --------------        ---------------       ---------
Three months ended October 2, 2005 (unaudited)
----------------------------------------------
Net revenue - segments                                        $ 139,128 (1)           $ 84,569 (2)    $ 223,697
                                                              =========               ========
Intersegment revenues                                                                                    (4,138)
                                                                                                      ---------
Total net revenue                                                                                     $ 219,559
                                                                                                      =========
Operating contribution                                         $ 13,073 (1)            $ 6,314 (2)    $  19,387
                                                              =========               ========
Corporate expenses                                                                                      (10,398)
Depreciation and amortization                                                                            (2,291)
Interest income, net                                                                                        385
                                                                                                      ---------
Income before income taxes                                                                            $   7,083
                                                                                                      =========

Three months ended September 26, 2004 (unaudited)
-------------------------------------------------
Net revenue - segments                                        $ 123,957 (4)           $ 79,085        $ 203,042
                                                              =========               ========
Intersegment revenues                                                                                    (4,972)
                                                                                                      ---------
Total net revenue                                                                                     $ 198,070
                                                                                                      =========
Operating contribution                                         $ 10,177 (4)            $ 8,877(2)     $  19,054
                                                              =========               ========
Corporate expenses                                                                                      (10,750)
Depreciation and amortization                                                                            (1,756)
Interest income, net                                                                                        248
                                                                                                      ---------
Income before income taxes                                                                            $   6,796
                                                                                                      =========

Nine months ended October 2, 2005 (unaudited)
---------------------------------------------
Net revenue - segments                                        $ 409,878 (1)          $ 250,572 (2)    $ 660,450
                                                              =========               ========
Intersegment revenues                                                                                   (13,649)
                                                                                                      ---------
Total net revenue                                                                                     $ 646,801
                                                                                                      =========
Operating contribution                                         $ 36,790 (1)           $ 20,321 (2)    $  57,111
                                                              =========               ========
Corporate expenses                                                                                      (31,154) (3)
Depreciation and amortization                                                                            (5,938)
Interest income, net                                                                                      1,262
                                                                                                      ---------
Income before income taxes                                                                            $  21,281
                                                                                                      =========
Segment assets                                                 $ 77,842               $ 65,785        $ 143,627
                                                              =========               ========
Intersegment assets                                                                                      (1,288)
Corporate assets                                                                                        193,532
                                                                                                      ---------
Total assets                                                                                          $ 335,871
                                                                                                      =========

Nine months ended September 26, 2004 (unaudited)
------------------------------------------------
Net revenue - segments                                        $ 388,963 (4,5)        $ 246,700        $ 635,663
                                                              =========               ========
Intersegment revenues                                                                                   (15,440)
                                                                                                      ---------
Total net revenue                                                                                     $ 620,223
                                                                                                      =========
Operating contribution                                         $ 45,329 (4,5)         $ 23,806(2)     $  69,135
                                                              =========               ========
Corporate expenses                                                                                      (33,409)
Gain on sale of Canadian Investment                                                                         946
Depreciation and amortization                                                                            (5,505)
Interest income, net                                                                                        538
                                                                                                      ---------
Income before income taxes                                                                            $  31,705
                                                                                                      =========
Segment assets                                                 $ 68,622               $ 60,337        $ 128,959
                                                              =========               ========
Intersegment assets                                                                                      (1,614)
Corporate assets                                                                                        201,401
                                                                                                      ---------
Total assets                                                                                          $ 328,746
                                                                                                      =========

    (1) During the second quarter of fiscal 2003, CMS initiated a project to recover, over a 24 month period, overpayments to providers relating to partial episode payments ("PEPs") for overlapping episodes of service during the period prior to and through April 2003. PEPs occur if a patient is discharged but readmitted to another agency within the same sixty day period. The Company had established reserves for such PEPs in fiscal 2002 and 2003 based on information available at that time. During the third quarter of fiscal 2005 it was determined that CMS had completed its recovery project resulting in an excess reserve. In connection with this item, Home Healthcare Services segment net revenues and operating contribution for the third quarter and first nine months of fiscal 2005 included a positive adjustment of approximately $0.7 million.

    (2) For the third quarter and first nine months of fiscal 2005, CareCentrix segment results reflected a revenue adjustment of approximately $1.1 million and a reduction in operating contribution of $0.8 million in connection with a change in estimate relating to certain home healthcare services provided to a managed care customer. For the third quarter and first nine months of fiscal 2004, operating contribution included a positive adjustment of $0.7 million relating to a change in estimated costs payable to providers as the Company completed its reconfiguration of the home medical equipment network.

    (3) For the nine months ended October 2, 2005, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement.

    (4) The Home Healthcare Services segment Medicare revenues for the third quarter of fiscal 2004 included funds received of approximately $1.1 million related to the $1.4 million settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1998 cost reports (see Note 10).

    (5) The Home Healthcare Services segment Medicare revenues for the first nine months of fiscal 2004 included approximately $9.1 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1997 cost reports, net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of PPS in October 2000. (See Note 10.) The CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

        13. Subsequent Event
            ----------------

         On October 27, 2005, the Company announced the amendment of its contract and extension of its national relationship with CIGNA Health Corporation ("Cigna") through January 31, 2009. Under the amended contract, CareCentrix will continue to coordinate the provision of direct home nursing and related services through the CareCentrix network of credentialed, third-party providers or through Gentiva's own home healthcare locations, as well as home infusion services and certain other specialty medical equipment solely through the CareCentrix network. Among the specialty equipment to be provided to Cigna members through CareCentrix are insulin pumps, wound suction devices and other products. As Gentiva announced on October 24, 2005, CareCentrix is ending its coordination of respiratory therapy and certain durable medical equipment services to Cigna members as of January 31, 2006. Based on the changes in the Company's arrangement with Cigna, the Company estimates that its fiscal 2006 revenues from Cigna could be up to $40 million lower than revenues anticipated from the Cigna contract in fiscal 2005.

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

         The Company's direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 35 states, substantially all of which are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

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

Significant Developments
------------------------

         On October 27, 2005, the Company announced the amendment of its contract and extension of its national relationship with Cigna through January 31, 2009. Under the amended contract, CareCentrix will continue to coordinate the provision of direct home nursing and related services through the CareCentrix network of credentialed, third-party providers or through Gentiva's own home healthcare locations, as well as home infusion services and certain other specialty medical equipment solely through the CareCentrix network. Among the specialty equipment to be provided to Cigna members through CareCentrix are insulin pumps, wound suction devices and other products. As Gentiva announced on October 24, 2005, CareCentrix is ending its coordination of respiratory therapy and certain durable medical equipment services to Cigna members as of January 31, 2006. Based on the changes in the Company's arrangement with Cigna, the Company estimates that its fiscal 2006 revenues from Cigna could be up to $40 million lower than revenues anticipated from the Cigna contract in fiscal 2005.

         On September 8, 2005, the Company announced that its contract with TriWest to provide coordination and delivery of homecare services to active and retired military personnel in certain western states will terminate as of November 29, 2005. Net revenues relating to the TriWest contract are expected to range between $20 million and $25 million in fiscal 2005.

         On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage, a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.6 million. Acquisition costs have been recorded as Goodwill ($5.5 million), Fixed Assets and Other Assets ($0.4 million), and identifiable intangible assets ($6.2 million) which are included in Other Assets in the consolidated balance sheet as of October 2, 2005. The Company expects to complete the allocation of the purchase price during the fourth quarter of fiscal 2005 as it finalizes a valuation analysis of the intangible assets acquired. The Heritage operations are expected to increase the Company's annualized revenues by more than $20 million and to be accretive to the Company's fiscal 2005 results.

Results of Operations
---------------------

         Revenues

(Dollars in millions)                       Third Quarter                          Nine Months Ended
                                 -------------------------------------     --------------------------------------
                                                            Percentage                                 Percentage
                                  2005          2004         Variance        2005          2004         Variance
                                 ------        ------         ------        ------        ------         ------
Medicare                         $ 67.4        $ 52.3           28.7%       $194.4        $168.7           15.2%
Medicaid and Local Government      37.6          37.7           (0.3%)       112.0         115.9           (3.3%)
Commercial Insurance and Other    114.6         108.1            6.1%        340.4         335.6            1.4%
                                 ------        ------         ------        ------        ------         ------
                                 $219.6        $198.1           10.9%       $646.8        $620.2            4.3%
                                 ======        ======         ======        ======        ======         ======

           The Company's net revenues increased by $21.5 million, or 10.9 percent, to $219.6 million for the quarter ended October 2, 2005 as compared to the quarter ended September 26, 2004. For the nine months ended October 2, 2005 as compared to the nine months ended September 26, 2004, net revenues increased by $26.6 million, or 4.3 percent, to $646.8 million from $620.2 million.

         Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only.

         Medicare revenue growth for the fiscal 2005 periods as compared to the fiscal 2004 periods was driven by several factors including: (i) an increase in admissions, including the Company's specialty programs and exclusive of acquired operations, of approximately 15 percent for the third quarter and 14 percent for the first nine months, (ii) improvement in revenue per admission, (iii) reimbursement rate changes, as noted below and (iv) the impact of the Heritage acquisition, which closed on May 1, 2005 and constituted approximately 6.7 percent of the 28.7 percent increase in Medicare revenue for the third quarter and 3.0 percent of the 15.2 percent increase in Medicare revenue for the first nine months of the year. These positive factors were offset somewhat for the first nine months of the year by the absence of three special items which are described below.

         Medicare revenue included special items of $1.1 million for the third quarter of fiscal 2004 and $9.1 million for the first nine months of fiscal 2004. Special items represented (i) $1.1 million recorded and received during the third quarter of fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1998 cost reports, (ii) $9.0 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1997 cost reports and (iii) a revenue adjustment of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the PPS in October 2000. In connection with the estimated repayment, CMS had determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         The reimbursement rate changes included a 2.3 percent market basket increase that became effective for patients on service on or after January 1, 2005, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (rural add-on provision) effective for patients on service on or after April 1, 2005. The rate adjustments relating to the market basket change and rural add-on provision represented incremental revenue of approximately $1.6 million and $4.8 million for the third quarter and first nine months of fiscal 2005, respectively.

         Medicaid and Local Government revenues decreased for the fiscal 2005 periods as compared to the fiscal 2004 periods, due primarily to a reduction in the Company's participation in certain low-margin Medicaid and state and county programs partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $0.4 million for the third quarter fiscal 2005 and $6.0 million for the first nine months of fiscal 2005, as compared to the corresponding periods of fiscal 2004, while revenues relating to intermittent care visits increased $0.3 million for the third quarter of fiscal 2005 and $2.1 million for the first nine months of fiscal 2005, as compared to the corresponding periods of fiscal 2004.

         Commercial Insurance and Other revenues increased $6.5 million, or 6.1 percent, for the third quarter of fiscal 2005 and increased $4.8 million, or 1.4 percent for the first nine months, as compared to the third quarter and first nine months of fiscal 2004. Cigna revenues increased by $4.7 million, or 8.0 percent, for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. This increase is due primarily to the addition of Cigna members in five New England states, effective July 1, 2005, as well as higher volume in Cigna's fee-for-service plans. Revenues relating to the Cigna contract for the first nine months of fiscal 2005 declined by $5.4 million, or 2.9 percent, as compared to the first nine months of fiscal 2004, due primarily to a reduction in the number of enrolled Cigna members in 2005 resulting in lower revenues from Cigna's capitated plans, partially offset by the addition of the New England states and volume growth noted above. Non-Cigna, Commercial Insurance and Other revenues increased by $1.8 million, or 3.7 percent, for the third quarter and increased by $10.2 million, or 7.1 percent, for the first nine months of fiscal 2005, as compared to the corresponding periods of fiscal 2004, primarily by increased unit volume from existing business and new contracts signed during the past year, as well as the impact of adding the Heritage operations ($1.2 million for the third quarter and $1.8 million for the first nine months of fiscal
2005).

         Home Healthcare Services segment revenues increased $15.2 million, or
12.2 percent, from $124.0 million during the third quarter of fiscal 2004 to $139.1 million during the third quarter of fiscal 2005. For the nine months ended October 2, 2005, Home Healthcare Services revenues were $409.9 million, an increase of $20.9 million, or 5.4 percent, from $389.0 million for the first nine months of fiscal 2004. Revenues for the first nine months of fiscal 2004 were positively impacted by the Medicare special items totaling $9.1 million, as discussed above. In addition, for the third quarter and first nine months of fiscal 2004, Medicare revenues and Commercial Insurance and Other revenues were negatively impacted by four hurricanes in the Southeastern United States.

         CareCentrix segment revenues increased $5.5 million, or 6.9 percent, from $79.1 million during the third quarter of fiscal 2004 to $84.6 million during the third quarter of fiscal 2005. CareCentrix segment revenues for the first nine months of fiscal 2005 were $250.6 million as compared to $246.7 million for the first nine months of fiscal 2004, an increase of $3.9 million, or 1.6 percent. For the third quarter of fiscal 2005, this increase was driven primarily by the addition of Cigna members in five New England states, effective July 1, 2005, and growth in Cigna's fee-for-service plans and, for both the third quarter and first nine months of fiscal 2005, by increases in the non-Cigna Commercial Insurance and Other revenues.

         Gross Profit

(Dollars in millions)                     Third Quarter                              Nine Months
                               -----------------------------------       -------------------------------------
                                2005          2004        Variance        2005           2004         Variance
                               ------        ------       --------       ------         ------        --------
Gross profit                   $ 81.0        $ 75.5        $  5.5        $242.4         $237.1         $  5.3
As a percent of revenue          36.9%         38.1%         (1.2%)        37.5%          38.2%          (0.7%)

         As a percentage of revenue, gross profit decreased by 1.2 percentage points in the third quarter of fiscal 2005 and 0.7 percentage points in the first nine months of fiscal 2005 as compared to the corresponding periods of fiscal 2004. The decrease in gross profit margins was primarily attributable to the CareCentrix segment (impact of 1.7 percentage points for the quarter and 0.5 percentage points for the nine month period) and the Medicare special items recorded in the 2004 periods (impact of 0.3 percentage points for the quarter and 0.9 percentage points for the nine month period) offset by improvements in the Home Healthcare Services segment (impact of 0.8 percentage points for the quarter and 0.7 percentage points for the nine month period).

         The decline in gross profit margins in the fiscal 2005 periods as compared to the fiscal 2004 periods in the CareCentrix segment occurred principally in the third quarter and resulted from (i) a positive adjustment relating to a change in estimated costs in the 2004 period as the Company completed its reconfiguration of the home medical equipment network and (ii) lower margins in the 2005 period due to changes in the Company's arrangements with TriWest.

         The increase in gross profit margins in the Home Healthcare Services segment resulted from several factors including (i) the favorable change in business mix due to increased volume of Medicare business, including growth from higher margin specialty programs, (ii) increased revenue per Medicare admission in the third quarter of fiscal 2005 as a result of improvements in the training and orientation of full-time clinicians and (iii) rate increases in Medicare and certain non-Medicare business. These increases were offset somewhat by increased direct cost of services including clinician wages, benefits and fuel costs as well as costs relating to orientation, training and productivity as the Company transitions more of its skilled clinical care to a dedicated full-time workforce.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $5.3 million to $74.3 million for the quarter ended October 2, 2005, as compared to $69.0 million for the quarter ended September 26, 2004, and $15.5 million to $222.4 million for the nine months ended October 2, 2005, as compared to $206.9 million for the nine months ended September 26, 2004.

         The increases for the third quarter and the first nine months of fiscal 2005, as compared to the corresponding periods of fiscal 2004, were attributable to (i) field operating costs associated with the Heritage operations following its acquisition in May 2005, (approximately $1.5 million for the third quarter and over $2.5 million for the first nine months of fiscal 2005), (ii) incremental field operating and administrative costs to service increased Medicare volume and develop and manage the Company's growing specialty programs in the Home Healthcare Services segment ($2.5 million for the third quarter and $9.5 million for the first nine months of fiscal 2005), (iii) increased selling and patient care coordination expenses, primarily in the Home Healthcare Services segment ($0.8 million for the third quarter and $3.0 million for the first nine months of fiscal 2005), (iv) severance and other costs relating to the closing of selected Home Healthcare Services branch locations ($0.3 million for both the third quarter and first nine months of fiscal 2005) and (v) incremental costs at the CareCentrix regional coordination centers to service increased unit volume ($0.3 million for the third quarter and $1.0 million for the first nine months of fiscal 2005), as well as, primarily for the first nine months of fiscal 2005, incremental costs relating to the hiring of full-time clinicians and other personnel. These increases were partially offset by lower corporate general and administrative expenses ($0.4 million for the third quarter and $1.3 million for the first nine months of fiscal 2005) and, for the nine month period, a favorable arbitration settlement ($0.8 million).

         Gain on Sale of Canadian Investment

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a pre-tax gain on sale of approximately $0.9 million which is reflected in the consolidated statement of income for the nine months ended September 26, 2004.

         Interest Income, Net

            Net interest income was $0.4 million for the quarter ended October 2, 2005 and $0.2 million for the quarter ended September 26, 2004. Net interest income included interest income of $0.7 million for the third quarter of fiscal 2005 and $0.5 million for the third quarter of fiscal 2004, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Net interest income was $1.3 million for the nine months ended October 2, 2005 compared to $0.5 million for the nine months ended September 26, 2004. Net interest income for the first nine months of fiscal years 2005 and 2004 represented interest income of $2.1 million and $1.3 million, respectively, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

         Income Taxes

         The Company recorded a federal and state income tax provision of $2.8 million for the third quarter of fiscal 2005, of which $1.6 million represented a current tax provision and $1.2 million represented a deferred tax provision. For the nine months ended October 2, 2005, the Company recorded a federal and state income tax provision of $4.3 million representing a current tax benefit of $0.1 million and a deferred tax provision of $4.4 million. The income tax provision for the first nine months of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate and the Company's effective rate of 20 percent for the first nine months of fiscal 2005 is primarily due to the release of tax reserves and state taxes.

         Federal and state income taxes of $2.4 million and $12.1 million were recorded for the third quarter and first nine months of fiscal 2004, respectively. The difference between the federal statutory income tax rate and the Company's effective tax rate of 39 percent was due primarily to state taxes.

         Net Income

         For the third quarter of fiscal 2005, net income was $4.3 million, or $0.17 per diluted share, compared with net income of $4.4 million, or $0.17 per diluted share, for the corresponding period of 2004.

         For the first nine months of fiscal 2005, net income was $17.0 million, or $0.68 per diluted share, compared with net income of $19.6 million, or $0.74 per diluted share for the first nine months of fiscal 2004.

         Net income for the third quarter of fiscal 2004 included a special item related to Medicare, noted under the heading "Revenues" above, which had a net positive impact of $0.7 million, or $0.03 per diluted share.

         Net income for the first nine months of fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted under the heading "Income Taxes" above. Net income for the first nine months of fiscal 2004 included three special items related to Medicare, noted under the heading "Revenues" above, which had a net positive impact of $5.6 million, or $0.22 per diluted share. Net income for the first nine months of fiscal 2004 included a net gain of $0.6 million, or $0.02 per diluted share, on the sale of the Company's minority interest in a home care nursing services business in Canada. See Note 5 to the Company's consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

         Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

         The Company realized net cash provided by operating activities of $9.3 million in the nine months ended October 2, 2005 as compared to net cash provided by operating activities of $27.0 million in the nine months ended September 26, 2004. The decrease of $17.7 million in net cash provided by operating activities was primarily driven by changes impacting the statement of income, changes in accounts receivable and changes in current liabilities.

         Cash flow changes impacting the statement of income represent the sum of net income and all adjustments to reconcile net income to net cash provided by operating activities and are summarized as follows:

                                                                        Nine Months Ended
                                                     -----------------------------------------------------
                                                     October 2, 2005    September 26, 2004        Variance
                                                        --------             --------             --------
OPERATING ACTIVITIES:
Net income                                              $ 17,026             $ 19,594             $ (2,568)
Adjustments to reconcile net income to net cash
  provided by operating activities:
            Depreciation and amortization                  5,938                5,505                  433
            Provision for doubtful accounts                4,329                4,708                 (379)
            Gain on sale of Canadian investment               --                 (946)                 946
            Reversal of tax audit reserves                (4,200)                  --               (4,200)
            Deferred income tax expense                    4,408                9,743               (5,335)
                                                        --------             --------             --------
Total adjustments to reconcile net income               $ 27,501             $ 38,604             $(11,103)
                                                        ========             ========             ========

         o The $11.1 million difference is primarily related to the special Medicare item of $9.1 million in cash received in fiscal 2004 in settlement of the Company's appeal with the PRRB in connection with the reopening of all of the Company's 1997 and 1998 cost reports.

         o See "Results of Operations - Income Taxes" for a discussion of deferred income tax expense and reversal of tax audit reserves.

         Cash flow from operating activities between the 2004 and 2005 reporting periods was negatively impacted by $15.6 million as a result of changes in accounts receivable of $0.9 million in the 2004 period and ($14.7) million in the 2005 period. The increase in accounts receivable relates primarily to incremental receivables attributable to the TriWest account, for which there were processing delays in adjudicating the Company's claims, and the Heritage operations which were acquired on May 1, 2005.

         Cash flow from operating activities was positively impacted by $10.2 million as a result of changes in current liabilities of ($12.1) million in the 2004 period and ($1.9) million in the 2005 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the nine month fiscal period ended October 2, 2005 follows:

                                                                             Nine Months Ended
                                                         ------------------------------------------------------
                                                         October 2, 2005     September 26, 2004       Variance
                                                             -------             --------             --------
OPERATING ACTIVITIES:
Changes in current liabilities:
            Accounts payable                                 $  (719)            $ (2,843)            $  2,124
            Payroll and related taxes                          6,416               (2,956)               9,372
            Medicare liabilities                              (3,085)                (145)              (2,940)
            Cost of claims incurred but not reported          (1,117)              (2,228)               1,111
            Obligations under insurance programs              (2,432)                (609)              (1,823)
            Other accrued expenses                              (965)              (3,321)               2,356
                                                             -------             --------             --------
Total changes in current liabilities                         $(1,902)            $(12,102)            $ 10,200
                                                             =======             ========             ========

         The primary driver for the $10.2 million difference results from the timing of payments related to administrative payroll and payroll taxes. The difference of $9.4 million between reporting periods is attributable to the timing of the remittance of administrative payroll and related payroll taxes at October 2, 2005 compared to September 26, 2004. Other changes in current liabilities that impacted cash flow from operating activities include:

         o Accounts payable which had a positive impact on cash of $2.1 million between the 2004 and 2005 reporting periods primarily related to the timing of payment of normal trade payables.

         o Medicare liabilities which had a negative impact on cash of $2.9 million between the 2004 and 2005 reporting periods primarily due to recoupments of PEPs by the Company's fiscal intermediary.

         o Cost of claims incurred but not reported which had a positive impact of $1.1 million between the 2004 and 2005 reporting periods due to lower claims activity resulting from the decline in the number of enrolled Cigna members covered under the capitation arrangement.

         o Obligations under insurance programs which had a negative impact on cash of $1.8 million between the 2004 and 2005 reporting periods primarily as a result of payments made for workers' compensation claims in excess of incremental workers' compensation costs. The decrease in workers' compensation costs was due to a reduction in the number and severity of workers' compensation claims in recent years.

         o Other accrued expenses which had a positive impact on cash of $2.4 million between the 2004 and 2005 reporting periods due primarily to an increase in deferred PPS revenue resulting from growth in Medicare revenue.

         The Company used its operating cash balances to fund the acquisition of Heritage of $12.1 million, including transaction costs, capital expenditures of $6.0 million, and the repurchase of shares of the Company's common stock of $13.5 million during the first nine months of fiscal 2005.

         Working capital at October 2, 2005 was approximately $133 million, a decrease of $4 million as compared to approximately $137 million at January 2, 2005, primarily due to:

         o a $19 million decrease in cash, cash equivalents, restricted cash and short-term investments;

         o a $10 million increase in accounts receivable, as described above in the discussion on net cash provided by operating activities;

         o   a $1 million decrease in deferred tax assets;

         o a $2 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company's insurance programs; and

         o a $4 million decrease in current liabilities, consisting of decreases in accounts payable ($2 million), Medicare liabilities ($3 million), cost of claims incurred but not reported ($1 million), obligations under insurance programs ($3 million), and other accrued expenses ($1 million), partially offset by an increase in payroll and related taxes ($6 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

         Days Sales Outstanding ("DSO") as of October 2, 2005 increased by 2 days from January 2, 2005 to 59 days. The increase in DSO can be attributed to processing delays in adjudicating the Company's claims for payment from TriWest.

         Accounts receivable attributable to major payer sources of reimbursement are as follows (in thousands):

                                                         October 2, 2005                 January 2, 2005
                                                   --------------------------     --------------------------
Medicare                                           $  29,885              20%     $  23,848              17%
Medicaid and Local Government                         25,685              17         20,391              15
Commercial Insurance and Other                        88,743              59         88,910              64
Self-Pay                                               6,374               4          5,893               4
                                                   -------------------------      -------------------------
Gross Accounts Receivable                            150,687             100%       139,042             100%
  Less: Allowance for doubtful accounts               (8,348)          =====         (7,040)          =====
                                                   ---------                      ---------
   Net Accounts Receivable                         $ 142,339                      $ 132,002
                                                   =========                      =========

         The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications are as follows:

                                            Three Months Ended                   Nine Months Ended
                                   ------------------------------------   ------------------------------------
                                   October 2, 2005   September 26, 2004  October 2, 2005   September 26, 2004
                                       ------             ------             ------             ------
Medicare                                   31%                26%                30%                27%
Medicaid and Local Government              17                 19                 17                 19
Commercial Insurance and Other             52                 55                 53                 54
                                       ------             ------             ------             ------
                                          100%               100%               100%               100%
                                       ======             ======             ======             ======

         On January 1, 2006, a 2.8 percent Medicare market basket rate increase takes effect for patients on service on or after January 1, 2006. A 2.3 percent Medicare market basket rate increase became effective for patients on service on or after January 1, 2005. In addition, Medicare reimbursement for the rural add-on related to home health services performed in specifically defined rural areas of the country decreased by 5 percent, effective for Medicare patients on service as of April 1, 2005.

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

         The Company is party to a contract, as amended, with Cigna, effective January 1, 2004, pursuant to which the Company currently provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the third quarter and first nine months of fiscal 2005, Cigna accounted for approximately 29 percent of the Company's total net revenues, compared to approximately 30 percent and 31 percent for the third quarter and first nine months of fiscal 2004, respectively. This decrease reflects the reduction in the number of enrolled Cigna members resulting in lower revenues from Cigna's capitated plans. Effective February 1, 2006, the Company will no longer provide respiratory therapy services and certain durable medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract on October 27, 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Net revenues generated under capitated arrangements with managed care payers were approximately 11 percent of total net revenues for the third quarter and first nine months of fiscal 2005, and 13 percent and 12 percent for the third quarter and first nine months of fiscal 2004, respectively.

         The Company's credit facility, as amended, as described below, provides up to $55 million in borrowings, including up to $40 million which is available for letters of credit. The Company may borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

         At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company is required to pay a fee equal to
2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company is also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, falls below $20 million, the applicable margins for LIBOR and prime rate borrowings will increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees will increase to 2.5 percent and 0.50 percent, respectively. Total outstanding letters of credit were $20.2 million as of October 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers' compensation program and for certain other commitments. As of October 2, 2005, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

         The credit facility, which expires in June 2006, includes certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility include limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions, stock repurchases and cash dividends less restrictive, provided that the Company maintains minimum aggregate excess liquidity, as defined, equal to at least $60 million, and to allow for the disposition of certain assets. As of October 2, 2005, the Company was in compliance with the covenants in the credit facility, as amended.

         The credit facility provides that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. Loans under the credit facility are collateralized by all of the Company's tangible and intangible personal property, other than equipment.

         The credit facility includes provisions, which, if not complied with, could require early payment by the Company. These include customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions include an account obligor, whose accounts are more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of healthcare services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company does not have any trigger events in the credit facility that are tied to changes in its credit rating or stock price. As of October 2, 2005, the Company was in compliance with these provisions.

         The Company may be subject to workers' compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.

         The Company is responsible for the cost of individual workers' compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers' compensation program are guaranteed by letters of credit and segregated restricted cash balances.

         Capital Expenditures

         The Company's capital expenditures for the nine months ended October 2, 2005 were $6.0 million as compared to $7.6 million for the same period in fiscal 2004, which excludes equipment capitalized under capital lease obligations of $1.4 million. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures for fiscal 2005 will approximate $12.0 million. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $94.4 million as of October 2, 2005. The restricted cash of $22.0 million at October 2, 2005 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

         The Company anticipates that repayments to Medicare for PEPs and prior year cost report settlements will be made periodically through 2005. These amounts were included in Medicare liabilities in the accompanying consolidated balance sheets.

         From May 2003 through October 2, 2005, the Company announced five stock repurchase programs authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the first nine months of fiscal 2005, the Company repurchased 822,100 shares of its outstanding common stock at an average cost of $16.44 per share and a total cost of approximately $13.5 million. As of October 2, 2005, the Company had remaining authorization to repurchase an aggregate of 1,186,296 shares of its outstanding common stock. During the period from October 3, 2005 through November 8, 2005, the Company purchased 487,900 shares of its common stock at an aggregate cost of approximately $7.3 million. See also Part II, Item 2, of this Form 10-Q.

         Contractual Obligations and Commercial Commitments

         At October 2, 2005, the Company had no long-term debt. During the first nine months of fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at October 2, 2005 are as follows (in thousands):

                                                              Payment due by period
                                       -------------------------------------------------------------------
                                                    Less than                                    More than
Contractual Obligations                 Total         1 year        1-3 years      4-5 years      5 years
-----------------------                 -----         ------        ---------      ---------      -------
Long-term debt obligations             $    --        $    --        $    --        $   --        $   --
Capital lease obligations                1,238            446            703            89            --
Operating lease obligations             50,179         17,886         21,271         9,255         1,767
Purchase obligations                        --             --             --            --            --
                                       -----------------------------------------------------------------
   Total                               $51,417        $18,332        $21,974        $9,344        $1,767
                                       =================================================================

         During the first nine months of fiscal 2005, the Company paid $0.8 million to satisfy future obligations relating to a portion of a lease that the Company agreed to assume in connection with the Split-Off in March 2000. Such amount had been accrued in the Company's financial statements.

         The Company had total letters of credit outstanding under its credit facility of approximately $20.2 million at October 2, 2005 and January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers' compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed above under the heading "Cash Resources and Obligations." The Company also had outstanding surety bonds of $1.3 million and $1.0 million at October 2, 2005 and January 2, 2005, respectively.

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

         The weighted average fair values of the Company's stock options granted during the first nine months of fiscal 2005 and fiscal 2004, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

                                                Nine Months Ended
                                  ----------------------------------------------
                                    October 2, 2005        September 26, 2004
                                  -------------------    -----------------------
Weighted average fair value
   of options granted                       $   6.13               $    5.47
Risk-free interest rate                         3.73%                   3.36%
Expected volatility                               35%                     37%
Contractual life                             10 years                10 years
Expected dividend yield                            0%                      0%

         For stock options granted during the fiscal 2004 and prior periods, the expected life is estimated to be two years following the date all options comprising the grant become fully vested and forfeitures are reflected in the calculation as they occur. For stock options granted during the fiscal 2005 period, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for the first nine months of fiscal 2005 and fiscal 2004 are as follows:

                                                    Nine Months Ended
                            ------------------------------     -----------------------------
                                    October 2, 2005                 September 26, 2004
                            ------------------------------     -----------------------------
                            1st offering     2nd offering      1st offering    2nd offering
                               Period           Period            Period          Period
                               ------           ------            ------          ------
Risk-free interest rate             2.63%            3.32%             1.02%           1.76%
Expected volatility                   27%              33%               28%             30%
Expected life                   0.5 years        0.5 years         0.5 years       0.5 years
Expected dividend yield                0%               0%                0%              0%

         The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                 Three Months Ended                    Nine Months Ended
                                                       ------------------------------------   -----------------------------------
                                                       October 2, 2005   September 26, 2004   October 2, 2005  September 26, 2004
                                                       ---------------   ------------------   ---------------  ------------------
Net income - as reported                                  $    4,251         $    4,399          $   17,026        $   19,594
Deduct:  Total stock-based compensation expense
         determined under fair value based
         method for all awards, net of tax                      (852)              (579)             (2,916)           (1,834)
                                                          ----------         ----------          ----------        ----------
Net income - pro forma                                    $    3,399         $    3,820          $   14,110        $   17,760
                                                          ==========         ==========          ==========        ==========

Basic income per share - as reported                      $     0.18         $     0.18          $     0.73        $     0.78
Basic income per share - pro forma                        $     0.15         $     0.16          $     0.60        $     0.71

Diluted income per share - as reported                    $     0.17         $     0.17          $     0.68        $     0.74
Diluted income per share - pro forma                      $     0.14         $     0.15          $     0.56        $     0.67

         Stock-based compensation expense, net of tax, for the nine months ended October 2, 2005, as reflected in the table above, included $270,000 relating to options granted in June 2002 which became fully vested during the second quarter of fiscal 2005.

Critical Accounting Policies and Estimates
------------------------------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported and obligations under insurance programs, which include workers' compensation, professional liability, property and general liability, and employee health and welfare insurance programs. A description of the critical accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

         Revenue Recognition

         Revenues recognized by the Company are subject to a number of variables which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these variables is reflected in net revenues on the consolidated statements of operations.

         Fee-for-Service Agreements

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

         Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on such evaluation. Changes in estimates are recorded as net revenues in the Company's consolidated statements of operations.

         Capitated Arrangements

         The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 12 percent, 16 percent, and 16 percent of total net revenues for fiscal 2004, 2003, and 2002, respectively.

         Medicare

              Prospective Payment System Reimbursements
              -----------------------------------------

         Under PPS for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Deferred revenue of approximately $5.5 million and $5.2 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of January 2, 2005 and December 28, 2003, respectively.

              Settlement Issues under Interim Payment System
              ----------------------------------------------

         Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company's financial condition and results of operations. These reserves are reflected in Medicare Liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company's consolidated statement of operations. Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company's consolidated statements of operations in the period in which such gain contingencies are realized. As discussed further under the heading "Government Matters - PRRB Appeal" in Note 10 to the consolidated financial statements included in this report, the Company received an aggregate of $10.1 million in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports.

         Causes and Impact of Change

         For each of the sources of revenue, the principal variables in addition to those described above which can cause change are (i) an inability to obtain appropriate billing documentation; (ii) an inability to obtain authorizations acceptable to the payer; (iii) utilization of services at levels other than authorized; and (iv) other reasons unrelated to credit risk. Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the variables described here and under each of the various sources of revenue can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described.

         Billing and Receivables Processing

         The Company's billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from "usual and customary" charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company's revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in contractual allowances have not had a significant impact on results of operations between reporting periods.

         Accounts receivable attributable to major payer sources of reimbursement are as follows:

(Dollars in thousands)

                                                         October 2, 2005                 January 2, 2005
                                                   --------------------------     --------------------------
Medicare                                           $  29,885              20%     $  23,848              17%
Medicaid and Local Government                         25,685              17         20,391              15
Commercial Insurance and Other                        88,743              59         88,910              64
Self-Pay                                               6,374               4          5,893               4
                                                   -------------------------      -------------------------
Gross Accounts Receivable                            150,687             100%       139,042             100%
  Less: Allowance for doubtful accounts               (8,348)          =====         (7,040)          =====
                                                   ---------                      ---------
   Net Accounts Receivable                         $ 142,339                      $ 132,002
                                                   =========                      =========

         The Company's estimate of "Collectibility of Accounts Receivable" further outlines other matters considered with respect to the allowance for doubtful accounts.

         Collectibility of Accounts Receivable

         The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting the payers to determine why payment has not been made, resubmission of claims when appropriate and filing appeals with payers for claims that have been denied. The Company's bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company's internal collectors and/or collection agencies in accordance with the Company's standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

         The Company's policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company's evaluation of the adequacy of its allowance for doubtful accounts.

         The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. Historical collection and payer reimbursement experience and revenue adjustment trends are integral parts of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provi-sion for doubtful accounts which is reflected in selling, general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts at January 2, 2005, December 28, 2003 and December 29, 2002 was $7.0 million, $7.9 million and $9.0 million, respectively. Additional information regarding the Company's allowance for doubtful accounts can be found in Schedule II - Valuation and Qualifying Accounts on page F-29 of the Company's 2004 Annual Report on Form 10-K, as amended.

         Cost of Claims Incurred But Not Reported

         Under capitated arrangements with managed care customers, the Company estimates the cost of claims incurred but not reported based on applying actuarial assumptions, historical patterns of utilization to authorized levels of service, current enrollment statistics and other information. Under fee-for-service arrangements with managed care customers, the Company also estimates the cost of claims incurred but not reported and the estimated revenue relating thereto in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider.

         The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on such evaluation.

         Because of the variables described above, these estimates will continue to change in the future. Each of the variables described above can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. Changes to estimates of the cost of claims incurred but not reported are reflected as direct cost in the Company's consolidated statements of operation.

         Obligations Under Insurance Programs

         The Company is obligated for certain costs under various insurance programs, including workers' compensation, professional liability, property and general liability, and employee health and welfare.

         The Company may be subject to workers' compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information. The Company's estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The variables which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and may well be changed from time to time. Changes in estimates of the Company's workers' com-pensation and professional liability claims are recorded as direct costs in the Company's consolidated statements of operation.

         The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers' compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002, and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers' compensation program are guaranteed by letters of credit and segregated restricted cash balances. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

            Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company had no interest rate exposure on fixed rate debt or other market risk at October 2, 2005.

Item 4.       Controls and Procedures
              -----------------------

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

         Changes in internal control over financial reporting

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

              (c)      Issuer Purchases of Equity Securities (1)

                                                                               (c) Total Number      (d) Maximum Number
                                               (a) Total                      of Shares Purchased    of Shares that May
                                                Number         (b) Average    as Part of Publicly     Yet be Purchased
                                               of Shares       Price Paid       Announced Plans        Under the Plans
                       Period                  Purchased       per Share          or Programs            or Programs
                       ------                  ---------       ---------          -----------            -----------
              July (7/04/05 - 7/31/05)             7,500         $   18.37                7,500               1,244,596
              August (8/01/05 - 8/28/05)             800         $   18.17                  800               1,243,796
              September (8/29/05 - 10/02/05)      57,500         $   18.03               57,500               1,186,296
                                                  ------         ---------               ------
                 Total                            65,800         $   18.07               65,800
                                                  ======         =========               ======

              (1) On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. By the end of the period covered by the table, 313,704 of such shares had been repurchased.

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

                   The Company believes that it has been in compliance with the corporate integrity agreement and has timely filed all required reports. If the

              Company has failed to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties. The corporate integrity agreement applies to the Company's businesses that bill the federal government health programs directly for services, such as its nursing brand, and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

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

            3.3          Amended and Restated By-Laws of Company. (2)

            4.1          Specimen of common stock. (4)

            4.2 Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

            4.3 Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

           10.1          Amendment dated July 15, 2005 to Managed Care
                         Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004.* (confidential treatment requested as to portions of this document)

           10.2 Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004.*

           31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

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

                                      GENTIVA HEALTH SERVICES, INC.
                                      (Registrant)



Date:  November 14, 2005                    /s/ Ronald A. Malone
                                            --------------------
                                            Ronald A. Malone
                                            Chairman and Chief Executive Officer



Date:  November 14, 2005                    /s/ John R. Potapchuk
                                            ---------------------
                                            John R. Potapchuk
                                            Senior Vice President and
                                            Chief Financial Officer