Form 10-K
period 2006-01-01
GENTIVA HEALTH SERVICES INC
filed 2006-03-17
CIK 1096142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes_                                        No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes _                                       No X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                                       No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer _      Accelerated filer X      Non-accelerated filer _

       Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

        Yes _                                       No X

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 3, 2005, the last business day of registrant's most recently completed second fiscal quarter, was $420,375,493 based on the closing price of the common stock on the Nasdaq National Market on such date.

     The number of shares outstanding of the registrant's common stock, as of March 9, 2006, was 26,521,756.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information to be included in the registrant's definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant's 2006 Annual Meeting of Shareholders is incorporated by reference into PART III.

                                     PART I

Item 1.           Business

         As used in this annual report on Form 10-K, the terms "we," "us," "our," the "Company" and "Gentiva" refer to Gentiva Health Services, Inc.

Special Caution Regarding Forward-Looking Statements

         Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

     o   general economic and business conditions;
     o   demographic changes;
     o changes in, or failure to comply with, existing governmental regulations;
     o   legislative proposals for healthcare reform;
     o   changes in Medicare and Medicaid reimbursement levels;
     o   effects of competition in the markets in which the Company operates;
     o   liability and other claims asserted against the Company;
     o   ability to attract and retain qualified personnel;
     o   availability and terms of capital;
     o loss of significant contracts or reduction in revenues associated with major payer sources;
     o   ability of customers to pay for services;
     o   business disruption due to natural disasters or terrorist acts;
     o ability to successfully integrate the operations of The Healthfield Group and achieve expected synergies and operating efficiencies from the acquisition, in each case within expected time-frames or at all;
     o   effect on liquidity of the Company's debt service requirements;
     o   a material shift in utilization within capitated agreements; and
     o changes in estimates and judgments associated with critical accounting policies and estimates.

         For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A. "Risk Factors" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

Introduction

         Gentiva Health Services, Inc. provides comprehensive home health services throughout most of the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000.

         Information included in this annual report on Form 10-K refers to the Company's operations conducted through its Home Healthcare Services and CareCentrix business segments as further described below, unless the context indicates otherwise.

Recent Developments

         Healthfield Acquisition

         On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. ("Healthfield"), a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $454 million in cash and shares of Gentiva common stock, excluding transaction costs and subject to post-closing adjustments. The Company funded the purchase price from approximately $370 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price will be used to refinance Healthfield's existing net indebtedness.

         On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (the "Administrative Agent") (the "Credit Agreement"). The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1% per annum (with the remaining balance due at maturity on March 13, 2013) and (ii) a six year revolving credit facility $75.0 million, of which $55.0 million will be available for the issuance of letters of credit and $10.0 million will be available for swing line loans. See Note 14 to the consolidated financial statements included in this report for more information about the Credit Agreement and related agreements.

Other Significant Events

         On March 15, 2000, the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). Prior to the Split-Off, all of the assets and liabilities of Olsten's health services business (formerly known as Olsten Health Services) were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA ("Adecco").

         In October 2000, the Company consummated the sale of its healthcare staffing services business and received cash proceeds of $66.5 million. In November 2000, the Company finalized the sale of its home care nursing services operations in Canada.

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

Business Segments

         Commencing in fiscal 2005, the Company identified two business segments for reporting purposes: Home Healthcare Services and CareCentrix(R). Financial information with respect to these business segments, including their contributions to net revenues and operating earnings for each of the three years in the period ended January 1, 2006, is contained under "Results of Operations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and in Note 13, "Business Segment Information" to the Company's consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

         Home Healthcare Services

         The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below as well as Gentiva Consulting. As of January 1, 2006, the Company's Home Healthcare Services segment conducted its business through more than 350 direct service delivery units operating from more than 250 locations under its Gentiva(R) brand.

         The Company's direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 35 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

         The Company also delivers services to its customers through focused specialty programs that include:

         o Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;
         o Gentiva Safe Strides Program(SM), which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;
         o Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment; and
         o Gentiva Rehab Without Walls(R), which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. All 11 locations where Gentiva Rehab Without Walls operates have been accredited by the Commission on Accreditation of Rehabilitation Facilities ("CARF").

         The specialty programs are conducted through the Company's licensed and Medicare-certified agencies, except for Gentiva Rehab Without Walls which operates from stand-alone branch locations.

         The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

         CareCentrix

         The CareCentrix segment encompasses Gentiva's ancillary care benefit management and coordination of integrated homecare services for managed care organizations and health benefit plans through a network of more than 3,000 provider locations, including both third-party provider and Gentiva locations, under its CareCentrix brand.

         CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within two regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states.

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

Payers

         Total Company revenue mix by major payer classifications is as follows:

                                                    Gentiva Home Healthcare
                                   -----------------------------------------------------
                                          2005             2004              2003
                                   ----------------- ----------------- -----------------
Medicare                                   31%              27%               22%
Medicaid and Local Government              17               18                20
Commercial Insurance and Other             52               55                58
                                   ----------------- ----------------- -----------------
                                          100%             100%              100%
                                   ================= ================= =================

         Home Healthcare Services revenue is derived from all major payer classes. For fiscal 2005, Medicare revenue represented 48 percent, Medicaid and Local Government revenue represented 27 percent and Commercial Insurance and Other revenue represented 25 percent of Home Healthcare Services revenue. Net revenues for CareCentrix were 100 percent attributable to the Commercial Insurance and Other payer source.

         The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2005, 2004 and 2003, Cigna accounted for approximately 29 percent, 31 percent and 36 percent, respectively, of the Company's total net revenues. No other commercial payer accounts for 10 percent or more of the Company's total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

         On October 27, 2005, the Company completed the amendment of its contract and extension of its national relationship with Cigna through January 31, 2009. Under the amended contract, CareCentrix will continue to coordinate the provision of direct home nursing and related services through the CareCentrix network of credentialed, third-party providers or through Gentiva's own home healthcare locations, as well as home infusion services and certain other specialty medical equipment solely through the CareCentrix network. Among the specialty equipment to be provided to Cigna members through CareCentrix are insulin pumps, wound suction devices and other products. CareCentrix ended its coordination of respiratory therapy and certain durable medical equipment services to Cigna members commencing services after January 31, 2006. Based on the changes in the Company's arrangement with Cigna, the Company estimates that its fiscal 2006 revenues from Cigna could be up to $40 million lower than revenues from the Cigna contract in fiscal 2005.

Trademarks

         The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX(R), GENTIVA(R), GENTIVA AND BUTTERFLY DESIGN(R), LIFESMART(R) and REHAB WITHOUT WALLS(R), or in the process of being registered with the U.S. Patent and Trademark Office, including CASEMATCH(SM), GENTIVA UNIVERSITY (SM), GREAT HEALTHCARE HAS COME HOME (SM), SAFE STRIDES(SM), CROSS IN CIRCLE DESIGN(SM) and GENTIVA AND CROSS IN CIRCLE DESIGN(SM). A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the Company, with the right of perpetual renewal. A federally registered trademark provides a presumption of validity and ownership of the mark by the Company in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. A registration also provides nationwide trademark rights as of the filing date of the application. Management believes that the Company's name and trademarks are important to its operations and intends to continue to renew its trademark registrations.

Business Environment

         Factors that the Company believes have contributed and will contribute to the development of home health services for both of its business segments primarily include recognition that home health services can be a cost-effective alternative to more expensive institutional care; aging demographics; changing family structures in which more aging people will be living alone and may be in need of assistance; increasing consumer and physician awareness and interest in home health services; the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one's own home; and medical and technological advances that allow more health care procedures and monitoring to be provided at home.

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

Marketing and Sales

         Home Healthcare Services. In general, the Company's home health services business obtains patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs.

         CareCentrix. In general, the Company's CareCentrix business obtains clients through direct sales and marketing efforts into the payer community via corporate sales presentations, telemarketing for appointments, direct mail, trade shows and other traditional sales methods. The Company maintains a dedicated sales force responsible for generating leads on a regional and national basis as well as an Internet website (www.CareCentrix.com) that describes the CareCentrix business segment, its services and products. Marketing efforts also involve direct mail to payers and case managers for commercial insurance programs. The Company also focuses its efforts on driving sales through a workforce focus on large account management and pull-through activities associated with Preferred Provider Organizations ("PPOs") where the commercial membership has a choice of providers.

Competitive Position

         Home Healthcare Services. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. The Company's primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services ("CMS") website, a government website containing information on the home healthcare market in 2004, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

         CareCentrix. The ancillary care benefit management field is very narrowly focused with a few providers dedicated to facilitating these services. The Company's competitors include direct providers of services as well as regionally based benefit managers or PPOs that coordinate care directly through Third Party Administrators ("TPAs") or local home healthcare providers. The Company competes on the basis of quality and expertise of services and the value and price of services. The Company believes that its product and service offerings can be attractive to self-insured and the ultimate payer or those that bear the cost of healthcare directly. The Company believes that its competitive position is mainly attributable to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients. The Company's competitors will likely strive to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's services or price competition, or make the Company's services less attractive.

Source and Availability of Personnel

         Home Healthcare Services. To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients' individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch(SM) software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

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

         CareCentrix. In order to serve our customers effectively, the Company contracts with providers to coordinate care and provide certain Durable Medical Equipment ("DME"), Home Infusion Therapy ("HIT") and Traditional Home Health ("THH") services. The inability of CareCentrix to maintain its network of providers to effectively service its customers could have a material adverse effect on the Company's business.

Number of Persons Employed

         At January 1, 2006, the Company employed approximately 4,235 full-time associates, including approximately 1,230 salaried clinical associates, compared to approximately 3,950 full-time associates, including approximately 920 salaried clinical associates, at the end of fiscal 2004. The Company also employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2005, the average number of non-salaried clinical associates employed on a weekly basis in the Company's home health services business was approximately 9,700, compared to approximately 10,600 in fiscal 2004. The Company believes that its relationships with its employees are generally good.

Government Regulations

         The Company's business is subject to extensive federal and state regulations which govern, among other things:

         o Medicare, Medicaid, TRICARE (the Department of Defense's managed healthcare program for military personnel and their families) and other government-funded reimbursement programs;
         o reporting requirements, certification and licensing standards for certain home health agencies; and
         o     in some cases, certificate-of-need requirements.

         The Company's compliance with these regulations may affect its participation in Medicare, Medicaid, TRICARE and other federal healthcare programs. For example, to participate in the Medicare program, a Medicare beneficiary must be under the care of a physician, have an intermittent need for skilled nursing or physical or other therapy care, must be homebound and must receive home healthcare services from a Medicare approved home healthcare agency. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

         o prohibitions against the offering or making of direct or indirect payments to actual or potential referral sources for obtaining or influencing patient referrals;
         o rules generally prohibiting physicians from making referrals under Medicare for clinical services to a home health agency with which the physician or his or her immediate family member has certain types of financial relationships;
         o     laws against the filing of false claims; and
         o laws against making payment or offering items of value to patients to induce their self-referral to the provider.

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

         On January 1, 2005, a Medicare market basket increase of 2.3 percent became effective for patients on service on or after such date. This increase was partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (referred to as the rural add-on provision) effective for patients on service on or after April 1, 2005. In addition, a favorable change in the fixed dollar ratio formula for receiving outlier payments became effective for patients on service on or after January 1, 2005. Outliers represent patient cases which exceed the anticipated cost thresholds established by Medicare and result in increased reimbursement. This change has increased the number of episodes that qualify for the outlier payment. On November 3, 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country for 2006.)

Seasonality

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

Item 1A.         Risk Factors

         This annual report on Form 10-K contains forward-looking statements which involve a number of risks, uncertainties and assumptions, as discussed in more detail above under Item 1. "Business - Special Caution Regarding Forward-Looking Statements." Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.

Risks Related to Gentiva's Business and Industry

         Our growth strategy may not be successful.

         The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Our home health services business experienced no growth during the fiscal periods from 1998 through 2001. During fiscal 2003, 2004 and 2005 revenue grew 5.9 percent, 3.9 percent and 2.7 percent respectively; however, future revenue growth cannot be assured as it is subject to the effects of competition, various risk factors including the uncertainty of Medicare, Medicaid and private health insurance reimbursement, the ability to generate new and retain existing contracts with major payer sources, the ability to attract and retain qualified personnel and the ability to integrate effectively and retain the business acquired by us through our acquisition of Healthfield.

         Competition among home healthcare companies is intense.

         The home health services industry is highly competitive. We compete with a variety of other companies in providing home health services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us and may thereby attract customers who are presently receiving our home health services.

         The cost of healthcare is funded substantially by government and private insurance programs. If this funding is reduced or becomes limited or unavailable to our customers, our business may be adversely impacted.

         Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payers' reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates or policies for a significant portion of our business.

         Possible changes in the case mix of patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability.

         The sources and amounts of our patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payers. Changes in the case mix of the patients as well as payer mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant increase in our Medicaid population or decrease in Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

         The loss of significant contracts, as well as significant reductions in members covered or services provided under these contracts, could have a material adverse effect on our financial condition and results of operations.

         We have entered into service agreements with a number of managed care organizations to provide, or contracted with third-party providers to provide, home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by those organizations. One such contract with Cigna accounted for 29 percent of our total net revenues for the year ended January 1, 2006. We entered into a new home healthcare contract with Cigna effective January 1, 2004, as amended, and expiring on January 31, 2007. We subsequently extended that contract to January 31, 2009. Under the termination provisions of the contract, Cigna has the right to terminate the contract on January 31, 2008, if it provides advance written notice to us on or before September 1, 2007. If the Cigna contract or any other similar significant contract were to terminate or if there were a significant decrease in enrolled members, or products and services covered under our contract with Cigna or any other organization, our financial condition and results of operations could be materially adversely affected. Based on the changes in the Company's arrangement with Cigna, the Company estimates that its fiscal 2006 revenues from Cigna could be up to $40 million lower than revenues from the Cigna contract in fiscal 2005.

        On November 29, 2005, the Company's contract with TriWest Healthcare Alliance ("TriWest") to provide coordination and delivery of homecare services to active and retired military personnel in certain western states terminated. Net revenues relating to the TriWest contract represented less than 3 percent of the Company's total net revenues in fiscal 2005.

         Further consolidation of managed care organizations and other third-party payers may adversely affect our profits.

         Managed care organizations and other third-party payers have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be adversely affected. In addition, private payers, including managed care payers, could seek to negotiate additional discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing our profitability.

         Gentiva and the healthcare industry continue to experience shortages in qualified home health service employees and management personnel.

         We compete with other healthcare providers for our employees, both clinical associates and management personnel. As the demand for home health services continues to exceed the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates has caused added pressure on our operating margins.

         An economic downturn, continued deficit spending by the federal government and state budget pressures may result in a reduction in reimbursement and covered services.

         An economic downturn can have a detrimental effect on revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

         The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing increased pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

         We may experience disruption to our business and operations from the effects of natural disasters or terrorist acts.

         The occurrence of natural disasters or terrorist acts, and the erosion to our business caused by such an occurrence, may adversely impact our profitability. In the affected areas, our offices may be forced to close for limited or extended periods of time, and we may face a reduced supply of clinical associates.

         The agreement governing our new term loan and revolving credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

         Although we had no outstanding debt as of January 1, 2006, we incurred debt in the principal amount of $370 million in connection with our acquisition of Healthfield on February 28, 2006 and may incur additional debt in the future. The agreement and instruments governing our new term loan and revolving credit facility contain, and the agreements and instruments governing our future debt agreements may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

      o  incur more debt;
      o  redeem or repurchase stock, pay dividends or make other distributions;
      o  make certain investments;
      o  create liens;
      o  enter into transactions with affiliates;
      o  make acquisitions;
      o  merge or consolidate;

      o  transfer or sell assets; and
      o make fundamental changes in our corporate existence and principal business.

         In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our new term loan and revolving credit facility or future debt agreements. This could lead to the acceleration of the maturity of the facility and the termination of the commitments to make further extensions of credit. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

         We have risks related to obligations under our insurance programs.

         We are obligated for certain costs under various insurance programs, including employee health and welfare, workers' compensation and professional liability. We may be subject to workers' compensation claims and lawsuits alleging negligence or other similar legal claims. We maintain various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. We also may be subject to exposure relating to employment law and other related matters for which we do not maintain insurance coverage. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, we cannot assure you that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits.

Risks Related to Gentiva and its Common Stock Following the Healthfield Acquisition

         We may fail to realize the anticipated synergies, cost savings and other benefits expected from the Healthfield acquisition, which could adversely affect the value of our common stock after the acquisition.

         The Healthfield acquisition involves the integration of two companies that have previously operated independently. Gentiva and Healthfield entered into their acquisition agreement with the expectation that the acquisition would create opportunities to achieve cost synergies and other benefits from operating the combined businesses of both companies.

         The value of our common stock following the acquisition may be affected by our ability to achieve the benefits expected to result from completion of the acquisition. Achieving the benefits of the acquisition will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of Gentiva and Healthfield and the possible resulting diversion of management attention for an extended period of time. We cannot assure that these challenges will be met or opportunities realized and that any diversion will not negatively impact our operations following the acquisition.

         Delays encountered in the integration process could have a material adverse effect upon our revenues, level of expenses, operating results and financial condition following the acquisition. Although we expect significant benefits, such as increased cost savings and a meaningful platform in hospice operations, to result from the acquisition, we cannot assure that Gentiva will realize any of these anticipated benefits.

         We may incur substantial expenses related to the integration of Healthfield.

         Gentiva may incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Healthfield with those of Gentiva. There are a large number of systems that may be integrated, including information management, purchasing, operations, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While Gentiva has assumed that a certain amount of expenses would be incurred, factors beyond our control could affect the total amount or the timing of all of the expected integration expenses. These expenses could, particularly in the near term, exceed the savings that Gentiva expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost and revenue synergies related to the integration of the businesses following the acquisition.

         Uncertainties associated with the acquisition may cause a loss of employees.

         Our success after the acquisition will depend in part upon our ability to retain key Gentiva employees as well as Healthfield employees. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Gentiva following the acquisition. Accordingly, we cannot assure you that Gentiva will be able to retain key employees to the same extent that it or Healthfield has been able to do so in the past.

         We have incurred significant indebtedness following the acquisition, which can affect our liquidity.

         Gentiva had no outstanding indebtedness at the end of fiscal 2005. Following the closing of the Healthfield acquisition on February 28, 2006, Gentiva incurred indebtedness in the amount of $370 million in the form of a senior term loan. As a result of the increase in debt, demands on Gentiva's cash resources will increase, which could affect Gentiva's liquidity and, therefore, could have important effects on an investment in common stock. For example, while the impact of this increased indebtedness is expected to be addressed by the combined cash flows of Gentiva and Healthfield, the increased level of indebtedness could nonetheless create competitive disadvantages for Gentiva compared to other companies with lower debt levels.

         Resales of Gentiva common stock following the acquisition may cause the market price of the common stock to fall.

         As of January 1, 2006, Gentiva had 23,034,954 shares of common stock outstanding. We issued approximately 3.2 million shares of common stock in connection with the acquisition. The shares are initially subject to a lock-up preventing the sale of the shares for nine months following the completion of the acquisition, and for an additional 12 months following that date, the holders may only sell up to 50 percent of the shares they hold. We have, however, given the holders of the shares issued in connection with the acquisition the right to include their shares in any underwritten registered offering we undertake, subject to certain conditions and limitations, even if that offering occurs during the lock-up period. We have also agreed to register the shares of common stock issued in connection with the acquisition no later than nine months following the completion of the acquisition. Any significant resales of these new shares in the public market from time to time could have the effect of depressing the market price for our common stock.

Risks Related to Healthcare Regulation

         Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins.

         In fiscal 2005, 48 percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for services that we provide.

         In addition, the timing of payments made under these programs is subject to regulatory action and governmental budgetary constraints. For certain Medicaid programs, the time period between submission of claims and payment has increased. Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs. Additionally, the federal and state governments may in the future reduce the funds available under those programs or require more stringent utilization and quality reviews of providers. Moreover, we cannot assure you that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

         We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions.

         Our business is subject to extensive federal, state and, in some cases, local regulation. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs or reduce revenue and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies, including fines, the revocation of licenses or decertification. Unanticipated increases in operating costs or reductions in revenue could adversely affect our liquidity.

         We are subject to periodic audits and requests for information by the Medicare and Medicaid programs or government agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements.

         The operation of our home health services business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and treble damage claims if we violate the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA") expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

         We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti-fraud and abuse requirements. On April 17, 2003, we received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations ("OIG"). The subpoena seeks information regarding our implementation of settlements and corporate integrity agreements entered into with the government, as well as our treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, we received a subpoena from the U.S. Department of Justice ("DOJ") seeking additional information related to the matters covered by the OIG subpoena. We have provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intend to cooperate fully with any future OIG or DOJ information requests. To our knowledge, the government has not filed a complaint against us. While we believe that our business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation. The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on our financial condition, results of operations and cash flows.

         We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers.

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

         We face additional federal requirements that mandate major changes in the transmission and retention of health information.

         HIPAA was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted and will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Risks Related to Our Common Stock

         The market price of our common stock may be volatile and experience substantial fluctuations.

         Our common stock is traded on the Nasdaq National Market. The price of our common stock may fluctuate substantially based on a number of factors, including:

         o    our operating and financial performance;
         o    changes, or proposed changes, in government regulations;
         o stock market conditions generally and specifically as they relate to the home health services industry;
         o    developments in litigation or government investigations;
         o changes in financial estimates and recommendations by securities analysts who follow our stock; and
         o    economic and political uncertainties in the marketplace generally.

         Significant fluctuations in the market price of our common stock may adversely affect our shareholders.

         Provisions in our organizational documents, Delaware law and our rights agreement could delay or prevent a change in control of Gentiva, which could adversely affect the price of our common stock.

         Provisions in our amended and restated certificate of incorporation and by-laws, anti-takeover provisions of the Delaware General Corporation Law and our rights agreement could discourage, delay or prevent an unsolicited change in control of Gentiva, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the board of directors. Provisions in our amended and restated certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control include:

         o the classification of the board of directors into three classes, each class serving "staggered" terms of office of three years;
         o limitations on the removal of directors so that they may only be removed for cause;
         o the ability of the board of directors to issue up to 25,000,000 shares of preferred stock and to determine the terms, rights and preferences of the preferred stock without shareholder approval; and
         o the prohibition on the right of shareholders to call meetings or act by written consent and limitations on the right of shareholders to present proposals or make nominations at shareholder meetings.

         Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, we have a rights agreement that has the effect of deterring take-overs of Gentiva without the consent of the board of directors. Generally, once a party acquires 10 percent or more of our common stock, the rights agreement may cause that party's ownership interest in us to be diluted unless the board of directors consents to the acquisition.

         Other risks related to our common stock are discussed above under the caption "Risks Related to Gentiva and its Common Stock Following the Healthfield Acquisition" in this annual report on Form 10-K, and the reader is directed to that discussion.

Item 1B.      Unresolved Staff Comments

       None.

Item 2.       Properties

         The Company's headquarters is leased and is located at 3 Huntington Quadrangle, Suite 200S, Melville, New York 11747-4627. Other major regional administrative offices leased by the Company as of January 1, 2006 are located in Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; Tampa, Florida; and Endicott, New York. The Company also maintains leases for other offices and locations on various terms expiring on various dates.

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

Indemnifications

         Gentiva became an independent, publicly owned company on March 15, 2000, when its common stock was distributed to stockholders of Olsten. In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

Corporate Integrity Agreement

         In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, effective until August 18, 2004, subject to the Company's filing of a final annual report with the Department of Health and Human Services, Office of Inspector General, in form and substance acceptable to the government. The Company has filed a final annual report and is awaiting closure by the government.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Executive Officers of the Company

         The following table sets forth certain information regarding each of the Company's executive officers as of March 9, 2006:

                                         Executive                     Position and Offices
Name                                     Officer Since         Age     with the Company
---------------------------------------- --------------------- ------- ------------------------------------------
Ronald A. Malone                         2000                  51      Chief Executive Officer and Chairman of
                                                                       the Board

John R. Potapchuk                        2001                  53      Executive Vice President, Chief Financial
                                                                       Officer and Treasurer

H. Anthony Strange                       2006                  43      Executive Vice President and President,
                                                                       Gentiva Home Health

Robert Creamer                           2002                  47      Senior Vice President, CareCentrix

Mary Morrisey Gabriel                    2002                  40      Senior Vice President and Chief Marketing
                                                                       Officer

Stephen B. Paige                         2003                  58      Senior Vice President, General Counsel,
                                                                       and Secretary

Brian D. Silva                           2006                  49      Senior Vice President, Human Resources

John N. Camperlengo                      2005                  42      Vice President, Deputy General Counsel and
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

John R. Potapchuk

         Mr. Potapchuk has served as executive vice president, chief financial officer and treasurer of the Company since February 2006. He served as senior vice president, chief financial officer and treasurer of the Company from June 2002 to February 2006. From June 2002 to May 2005, he served as secretary of the Company. He served as vice president of finance and controller of the Company from March 2000 to June 2002. He joined Olsten in 1991 and served in various corporate financial management positions with Olsten Health Services, including vice president and operations controller and vice president of finance. Prior to that, Mr. Potapchuk served in senior management positions for PricewaterhouseCoopers LLP and Deloitte & Touche.

H. Anthony Strange

         Mr. Strange has served as executive vice president of the Company and president of Gentiva Home Health since February 28, 2006. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of The Healthfield Group, Inc. Mr. Strange joined Healthfield in 1990 and has served in other roles such as Regional Manager, Vice President of Development and Chief Operating Officer, until being named President in 2001. Prior to joining Healthfield, Mr. Strange served in various management roles with Glass Rock Home Healthcare.

Robert Creamer

         Mr. Creamer has served as senior vice president, CareCentrix, of the Company since February 2006. He served as senior vice president, home healthcare operations, of the Company from May 2005 to February 2006. From September 2003 to May 2005, he served as senior vice president, nursing operations. From June 2002 to March 2004, he served as the Company's chief information officer, and from June 2002 to August 2003, he served as senior vice president, financial operations, of the Company. Prior thereto he served in various corporate financial management positions with the Company and Olsten Health Services, including vice president of finance-CareCentrix, vice president of financial operations and vice president of finance-Specialty Pharmaceutical Services. He first joined Olsten in 1991.

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

Stephen B. Paige

         Mr. Paige has served as general counsel of the Company since July 2003, as senior vice president of the Company since January 2005 and as secretary of the Company since May 2005. From July 2003 to January 2005, he served as vice president of the Company. From 1997 to 2002, he served as senior vice president, general counsel and secretary of General Semiconductor, Inc., a technology based company. Prior thereto, Mr. Paige served in senior legal positions with several large healthcare, food ingredient and consumer product companies.

Brian D. Silva

         Mr. Silva has served as senior vice president, human resources of the Company since March 2006. From 2002 to February 2006, Mr. Silva served as senior vice president, human resources and administration and corporate secretary of Linens 'n Things, Inc. From 1997 to 2002, Mr. Silva served as senior vice president, human resources and corporate secretary of Linens 'n Things. Mr. Silva joined Linens 'n Things in September 1995 as vice president, human resources. Prior to joining Linens 'n Things, Mr. Silva was assistant vice president, human resources at The Guardian, an insurance and financial services company, from 1986 to September 1995.

John N. Camperlengo

         Mr. Camperlengo has served as vice president, deputy general counsel and chief compliance officer since October 2005. From February 2005 to October 2005, Mr. Camperlengo served as vice president and deputy general counsel. Mr. Camperlengo served as assistant vice president and associate general counsel of the Company from September 2003 to February 2005, as assistant vice president, legal from July 2002 to September 2003, and senior counsel from September 2000 to July 2002. From 1992 to 2000, Mr. Camperlengo held various legal and compliance positions with The Prudential Insurance Company of America and its subsidiaries. Mr. Camperlengo also holds the rank of Lieutenant Colonel in the US Marine Corps Reserve.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "GTIV".

         The following table sets forth the high and low bid information for shares of the Company's common stock for each quarter during fiscal 2004 and 2005:

                           2004                         High                     Low
                           ---------------------------------------------------------
                           1st Quarter                 $15.90                 $11.97
                           2nd Quarter                  16.95                  14.00
                           3rd Quarter                  16.77                  14.46
                           4th Quarter                  17.60                  13.68

                           2005                         High                     Low
                           ---------------------------------------------------------
                           1st Quarter                 $17.47                 $15.40
                           2nd Quarter                  20.83                  15.85
                           3rd Quarter                  20.67                  16.59
                           4th Quarter                  18.41                  12.89

Holders

         As of March 9, 2006, there were approximately 2,600 holders of record of the Company's common stock including participants in the Company's employee stock purchase plan, brokerage firms holding the Company's common stock in "street name" and other nominees.

Dividends

         Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant, including any substantive change in tax treatment under the United States Tax Code. In addition, the Company's new term loan and credit facility also contain restrictions on the Company's ability to declare and pay dividends. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Issuer Purchases of Equity Securities (1)

                                                                      (c) Total Number         (d) Maximum Number
                                    (a) Total                        of Shares Purchased        of Shares that May
                                      Number       (b) Average       as Part of Publicly        Yet be Purchased
                                    of Shares       Price Paid        Announced Plans            Under the Plans
             Period                 Purchased        per Share          or Programs                or Programs
             ------                 ---------        ---------          -----------                -----------
October (10/03/05-10/30/05)             289,600          $ 15.19                  289,600                  896,696
November (10/31/05-11/27/05)            213,300          $ 14.97                  213,300                  683,396
December (11/28/05-01/01/06)                  -                -                        -                  683,396
                                  --------------   --------------  -----------------------
   Total                                502,900          $ 15.10                  502,900
                                  ==============   ==============  =======================

(1) On April 14, 2005, the Company announced that its board of directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. As of the end of the period covered by the table, 816,604 of such shares had been repurchased. See Note 7 to the Company's consolidated financial statements.

Item 6.           Selected Financial Data

         The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended January 1, 2006. The data has been derived from the Company's audited consolidated financial statements.

         Operating results of the SPS business through June 13, 2002, the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for fiscal 2002 and fiscal 2001. Continuing operations include the results of the Home Healthcare Services and CareCentrix businesses, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges. Results of all prior periods have been reclassified to conform to this presentation.

         The historical financial information may not be indicative of the Company's future performance and may not necessarily reflect the financial position and results of operations of the Company had the Company been a separate stand-alone entity during all the years presented. The Company's fiscal year ends on the Sunday nearest to December 31st. The Company's fiscal year 2004 includes 53 weeks compared to all other fiscal years presented, which included 52 weeks.

(in thousands, except per share amounts)                                                Fiscal Year
                                                       ----------------------------------------------------------------------------
                                                           2005             2004            2003            2002           2001
                                                       --------------   -------------   -------------   -------------  ------------
                                                        (52 weeks)       (53 weeks)      (52 weeks)      (52 weeks)     (52 weeks)
Statement of Operations Data
Net revenues                                           $ 868,843   (1) $ 845,764   (2) $ 814,029       $ 768,501      $ 729,577
Gross profit                                             326,750   (1)   323,929   (2)   282,042         247,600   (4)  245,660
Selling, general and administrative expenses            (296,786)  (1)  (285,671)       (259,185)       (283,540)  (4) (266,322) (5)
Income (loss) from continuing operations                  23,365   (1)    26,488   (2)    56,766         (53,543)       (13,910)
Discontinued operations, net of tax (6)                        -               -               -         191,578         34,898
Cumulative effect of accounting change, net of tax (7)         -               -               -        (187,068)             -
Net income (loss)                                         23,365   (1)    26,488   (2)    56,766   (3)   (49,033)  (4)   20,988  (5)

Basic earnings per share:
   Income (loss) from continuing operations               $ 1.00          $ 1.07          $ 2.16         $ (2.05)       $ (0.60)
   Discontinued operations, net of tax                         -               -               -            7.32           1.50
   Cumulative effect of accounting change, net of tax          -               -               -           (7.14)             -
   Net income (loss)                                        1.00            1.07            2.16           (1.87)          0.90
Weighted average shares outstanding - basic               23,267          24,724          26,262          26,183         23,186

Diluted earnings per share:
   Income (loss) from continuing operations               $ 0.94          $ 1.00          $ 2.07         $ (2.05)       $ (0.60)
   Discontinued operations, net of tax                         -               -               -            7.32           1.50
   Cumulative effect of accounting change, net of tax          -               -               -           (7.14)             -
   Net income (loss)                                        0.94            1.00            2.07           (1.87)          0.90
Weighted average shares outstanding - diluted             24,927          26,365          27,439          26,183         23,186

Balance Sheet Data (at end of year) (8)
Cash items and short-term investments (9)               $ 88,367       $ 113,024       $ 117,438       $ 101,241      $ 107,144
Working capital                                          129,326         134,033         136,297         104,339        417,949
Total assets                                             326,565         332,098         342,513         264,431        849,879
Shareholder's equity                                     182,154         171,940         177,179         113,048        621,707
Common shares outstanding                                 23,035          23,722          25,598          26,385         25,639

Special dividend per common share:
    Cash                                                       -               -               -          $ 7.76              -
    Value of Accredo common stock                              -               -               -            9.99              -

(1) Net revenues and gross profit for fiscal 2005 include $3.6 million associated with the favorable settlement of the Company's Medicare cost report appeal for 1999. Selling, general and administrative ex-penses include restructuring and other special charges of $0.9 million. See
     Note 4 to the Company's consolidated financial statements.

(2) Net revenues and gross profit for fiscal 2004 include special items of $9.4 million, representing $10.4 million related to the favorable settlement of the Company's Medicare cost report appeals for 1997 and 1998, net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. Income from continuing operations and net income include the Medicare special items noted above and $0.9 million from a pre-tax gain on the sale of a Canadian investment. Net income for fiscal 2004 reflects an effective tax rate of 34.1 percent, which differs from the Federal statutory tax rate due primarily to the recognition of certain state net operating losses. See Notes 3, 8 and 12 to the Company's consolidated financial statements.

(3) Net income for fiscal 2003 reflects a tax benefit of $35.0 million associated with management's decision to reverse the valuation allowance for deferred tax assets. See Note 11 to the Company's consolidated financial statements.

(4) Net loss in fiscal 2002 reflects restructuring and other special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services sold and $39.8 million is recorded in selling, general and administrative expenses. See Note 4 to the Company's consolidated financial statements.

(5) Net income in fiscal 2001 reflects special charges of approximately $3.0 million in connection with the settlement of certain legal matters and for various other legal costs. These special charges are included in selling, general and administrative expenses.

(6) For fiscal 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement dated January 2, 2002, with the sale completed on June 13, 2002. As such, the Company has reflected discontinued operations, including the gain on sale, of $191.6 million during fiscal 2002. Results for prior years have been reclassified to conform to this presentation.

(7) For fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and performed a transitional impairment test, resulting in a non-cash charge of $187.1 million.

(8) Balance sheet data for fiscal year end 2001 includes the assets of the SPS business, which was sold to Accredo on June 13, 2002.

(9) Cash items and short-term investments includes restricted cash of $22.0 million at fiscal year end 2005 and 2004, $21.8 million at fiscal year end 2003, and $35.2 million at fiscal year end 2001.

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

         The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below as well as Gentiva Consulting. As of January 1, 2006, the Company's Home Healthcare Services segment conducts its business through more than 350 direct service delivery units operating from more than 250 locations under its Gentiva brand.

         The Company's direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 35 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva's direct home nursing and therapy operations are organized in five geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

         The Company also delivers services to its customers through focused specialty programs that include:

         o Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;
         o Gentiva Safe Strides Program(SM), which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;
         o Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment; and
         o Gentiva Rehab Without Walls(R), which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

         The specialty programs are conducted through the Company's licensed and Medicare-certified agencies, except for Gentiva Rehab Without Walls which operates from stand-alone branch locations.

         The Company also provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

         The CareCentrix segment encompasses Gentiva's ancillary care benefit management and coordination of integrated homecare services for managed care organizations and health benefit plans through a network of more than 3,000 locations, including third-party provider and Gentiva locations, under its CareCentrix brand. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health plans. These administrative services are coordinated within two regional coordination centers and are delivered through Gentiva direct home nursing and therapy locations as well as through an extensive nationwide network of third-party provider locations in all 50 states. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer's enrollees. Contracts within CareCentrix are structured as fee-for-service, whereby a payer is billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remits a monthly payment to the Company based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

         Gentiva's revenues are generated primarily from three major payer sources: the U.S. Medicare program, Medicaid and Local Government programs, and commercial insurers. The Medicare and Medicaid and related programs are subject to legislative and other risk factors that can result in fluctuating reimbursement rates for Gentiva's direct home health services to patients. The commercial insurance industry is continually seeking ways to control the cost of services to patients that it covers. One of the ways it seeks to control costs is to require greater efficiencies from its providers, including home healthcare companies.

         Despite these risks, Gentiva believes it can operate effectively in the current healthcare climate by increasing its Medicare volume, seeking rate increases from commercial payers and implementing new business practices, technologies and other methods to make the Company a more efficient provider of services. Gentiva has made a decision to seek more business from the Medicare. For example, in 2005, Gentiva's revenue from Medicare increased 16.5 percent from the prior year.

         Various states have addressed budget pressures by considering or implementing reductions in various healthcare programs, including reductions in rates or changes in patient eligibility requirements. In addition, the Company has also decided to taper participation in certain Medicaid and other state and county programs. As a result, Gentiva's 2005 revenue from this payer category declined 3 percent from the prior year.

         Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare industry populated by approximately 12,000 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The CMS projects that national home health and durable medical equipment spending will rise from $78.0 billion in 2006 to $139.9 billion by 2015. The U.S. Census Bureau has projected that the age 65 and older population will increase more than 50 percent between 2000 and 2020.

         The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: generate increased revenue by growing Medicare volume and improving commercial insurance pricing; continue to develop and expand specialty programs for incremental revenue growth; focus on clinical associate recruitment, retention and productivity; and continue technology initiatives that could make Gentiva more efficient and profitable. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

         Results from these strategies and initiatives are reflected in the Company's 2005 performance. Gentiva reported 2005 net revenue of $868.8 million, representing a $23.0 million, or 2.7 percent, increase from the $845.8 million reported in fiscal year 2004. The increase was due primarily to a rise in the volume of Medicare business mentioned above.

         During 2005, Gentiva reported positive cash flow from operating activities of $21.8 million and ended 2005 with cash and cash equivalents, restricted cash and short-term investments of approximately $88 million, compared to approximately $113 million at the end of 2004. The Company has previously stated that it would evaluate using its cash primarily for the following purposes: investments contributing to revenue growth, efficiency and profitability; selective acquisitions; share repurchases; and the possible future payment of dividends to shareholders. In 2005, Gentiva repurchased a total of over 1.3 million shares at an average cost of $15.93 per share, for a total expenditure of over $21.1 million, and completed its $11.5 million purchase of the operations of Heritage Home Care Services, Inc. ("Heritage"), a Utah-based provider of home healthcare services.

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

Significant Developments

         Healthfield Acquisition

         On February 28, 2006, the Company completed the acquisition of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $454 million in cash and shares of Gentiva common stock, excluding transaction costs and subject to post-closing adjustments. The Company funded the purchase price from approximately $370 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price will be used to refinance Healthfield's existing net indebtedness.

         The transaction will be accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). Accordingly, Healthfield's results of operations will be included in the Company's consolidated financial statements from the date of its acquisition, February 28, 2006. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management and an independent valuation analysis of the intangible assets acquired. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

         Credit Agreement

         On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent.

         The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1% per annum (with the remaining balance due of maturity on March 13, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million will be available for the issuance of letters of credit and $10.0 million will be available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility. Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25% for Base Rate Loans and 2.25% for Eurodollar Rate Loans) for the revolving credit facility and at Base Rate or Eurodollar Rate (plus 1.25% for Base Rate Loans and 2.25% for Eurodollar Rate Loans) for the term loan. After the completion of two post-closing fiscal quarters, such interest may be reduced if the Company meets certain reduced leverage targets. Overdue amounts bear interest at 2% per annum above the applicable rate.

         The Credit Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio (as defined) and an interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on its property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; and (vi) pay dividends or acquire capital stock of the Company or its subsidiaries.

         Guarantee and Collateral Agreement

         On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent (the "Guarantee and Collateral Agreement"). The Guarantee and Collateral Agreement grants a security interest in all personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company's obligations under the Credit Agreement by substantially all subsidiaries of the Company.

         Two Alabama properties owned by a subsidiary of Healthfield will be subject to mortgages dated February 28, 2006.

         Cigna Agreement

         On October 27, 2005, the Company completed the amendment of its contract and extension of its national relationship with Cigna through January 31, 2009. Under the amended contract, CareCentrix will continue to coordinate the provision of direct home nursing and related services through the CareCentrix network of credentialed, third-party providers or through Gentiva's own home healthcare locations, as well as home infusion services and certain other specialty medical equipment solely through the CareCentrix network. Among the specialty equipment to be provided to Cigna members through CareCentrix are insulin pumps, wound suction devices and other products. CareCentrix ended its coordination of respiratory therapy and certain durable medical equipment services to Cigna members as of January 31, 2006. Based on the changes in the Company's arrangement with Cigna, the Company estimates that its fiscal 2006 revenues from Cigna could be up to $40 million lower than revenues from the Cigna contract in fiscal 2005.

         TriWest Healthcare Alliance Contract

         On November 29, 2005, the Company's contract with TriWest Healthcare Alliance ("TriWest") to provide coordination and delivery of homecare services to active and retired military personnel in certain western states terminated. Net revenues relating to the TriWest contract represented less than 3 percent of the Company's total net revenues in fiscal 2005.

         Heritage Acquisition

         On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage, a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.6 million. A valuation analysis of the purchase price was performed and costs have been recorded as Goodwill ($5.4 million), Fixed Assets and Other Assets ($0.4 million), and identifiable intangible assets ($6.3 million). For fiscal year 2005, incremental net revenues resulting from the Heritage acquisition approximated $12.5 million.

Results of Operations

         The historical results sections in "Results of Operations" below present a discussion of the Company's consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States (GAAP) for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003. The Company's fiscal year 2004 includes 53 weeks compared to fiscal years 2005 and 2003, which included 52 weeks.

Year Ended January 1, 2006 Compared to Year Ended January 2, 2005
-----------------------------------------------------------------

Net Revenues

(Dollars in millions)                               Fiscal Year
                                      -----------------------------------------
                                                                  Percentage
                                          2005         2004        Variance
                                          ----         ----        --------
                                        (52 weeks)  (53 weeks)
Medicare                                 $ 265.8      $ 228.1       16.5%
Medicaid and Local Government              149.7        154.4       (3.0%)
Commercial Insurance and Other             453.3        463.3       (2.2%)
                                      -----------------------------------------
                                         $ 868.8      $ 845.8        2.7%
                                      =========================================

         For fiscal year 2005 as compared to fiscal year 2004, net revenues increased by $23.0 million, or 2.7 percent, to $868.8 million from $845.8 million.

         Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only.

         Medicare revenue growth for fiscal 2005 as compared to fiscal 2004 was driven by several factors, including: (i) an increase in admissions, including the Company's specialty programs and exclusive of acquired operations, of approximately 10 percent, (ii) improvement in revenue per admission, (iii) reimbursement rate changes, as noted below and (iv) the impact of the Heritage acquisition, which closed on May 1, 2005 and constituted approximately 4 percent of the 16.5 percent increase in Medicare revenue for fiscal 2005.
These positive factors were reduced by 2.5 percent resulting from a change in the amount of Medicare special items which are described below.

         Medicare revenue included special items of $3.6 million for fiscal 2005 and $9.4 million for fiscal 2004. Special items represented (i) $3.6 million recorded and received during fiscal 2005 in partial settlement of the Company's appeal filed with the PRRB related to the reopening of its 1999 cost reports,
(ii) $10.4 million recorded and received during fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1997 and 1998 cost reports, and (iii) a revenue adjustment in fiscal 2004 of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the PPS in October 2000. In connection with the estimated repayment, CMS had determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

         The reimbursement rate changes included a 2.3 percent market basket increase that became effective for patients on service on or after January 1, 2005, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (referred to as the rural add-on provision) effective for patients on service on or after April 1, 2005. The rate adjustments relating to the market basket change and rural add-on provision represented incremental revenue of approximately $4.3 million for fiscal 2005.

         Medicaid and Local Government revenues decreased for the fiscal 2005 periods as compared to the fiscal 2004 periods, due primarily to a reduction in the Company's participation in certain low-margin Medicaid and state and county programs partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $7.0 million for fiscal 2005, as compared to fiscal 2004, while revenues relating to intermittent care visits increased $2.3 million for fiscal 2005 as compared to fiscal 2004.

         Commercial Insurance and Other revenues decreased $10 million, or 2.2 percent, for fiscal 2005 as compared to fiscal 2004. This decrease was primarily driven by the $10.5 million decline in the revenues of the CareCentrix segment, as well as the impact of exiting certain unprofitable business as the Company pursues more favorable commercial pricing in the Home Healthcare Services segment, partially offset by increases in revenues from the acquired Heritage operations.

         Home Healthcare Services segment revenues increased $29.5 million, or
5.6 percent, from $523.0 million for fiscal 2004 to $552.5 million for fiscal 2005. Revenues for fiscal 2005 and fiscal 2004 were impacted by the Medicare special items discussed above. In addition, fiscal 2004 and, to a lesser extent, fiscal 2005 Medicare revenues and Commercial Insurance and Other revenues were negatively impacted by hurricanes in the Southeastern United States.

         CareCentrix segment revenues for fiscal 2005 were $333.0 million as compared to $343.5 million for fiscal 2004, a decrease of $10.5 million, or 3.1 percent. The decrease was primarily driven by an $8.8 million decline in revenues related to the Cigna contract due to a reduction in the number of enrolled Cigna members in 2005 resulting in lower revenues from Cigna's capitated plans, partially offset by the addition of Cigna members in five New England states, effective July 1, 2005, and volume growth in Cigna's fee-for-service plans. Non-Cigna revenues decreased by $1.7 million for fiscal 2005, as compared to fiscal 2004, primarily due changes in various commercial relationships, including the termination of the TriWest contract, effective November 29, 2005.

Gross Profit

(Dollars in millions)                    Fiscal Year
                           ---------------------------------------
                               2005         2004       Variance
                               ----         ----       --------
                            (52 weeks)   (53 weeks)
Gross profit                  $ 326.7      $ 323.9       $ 2.8
As a percent of revenue          37.6%        38.3%       (0.7%)

         As a percentage of revenue, gross profit decreased by 0.7 percentage points in fiscal 2005 as compared to fiscal 2004. The decrease in gross profit margins was primarily attributable to the CareCentrix segment (impact of 0.8 percentage points) and the reduction in Medicare special items recorded in fiscal 2005 compared to the fiscal 2004 period (impact of 0.4 percentage points), offset by improvements in the Home Healthcare Services segment (impact of 0.5 percentage points).

         The decline in gross profit margins in fiscal 2005 as compared to fiscal 2004 in the CareCentrix segment resulted from (i) a positive adjustment relating to a change in estimated costs in fiscal 2004 as the Company completed its reconfiguration of the home medical equipment network and (ii) lower margins in the 2005 period due to changes in the Company's arrangements with TriWest.

         The increase in gross profit margins in the Home Healthcare Services segment resulted from several factors, including (i) the favorable change in business mix due to increased volume of Medicare business, including growth from higher margin specialty programs, (ii) increased revenue per Medicare admission in fiscal 2005 and (iii) rate increases in Medicare and certain non-Medicare business. These increases were offset somewhat by increased direct cost of services including clinician wages, benefits and insurance costs as well as costs relating to orientation, training and productivity as the Company transitions more of its skilled clinical care to a dedicated workforce.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, including depreciation and amortization, increased $11.1 million to $296.8 million for the fiscal year ended January 1, 2006, as compared to $285.7 million for the year ended January 2, 2005.

         The increases for fiscal 2005, as compared to fiscal 2004, were attributable to (i) restructuring and other special items ($0.9 million) associated with the realignment of the CareCentrix operations in response to changes in the nature of the services provided to Cigna members and the acceleration of vesting of options (ii) field operating costs associated with the Heritage operations following its acquisition in May 2005 (approximately $4.0 million), (iii) incremental field operating and administrative costs to service increased Medicare volume and develop and manage the Company's growing specialty programs in the Home Healthcare Services segment ($6.0 million), (iv) increased selling and patient care coordination expenses, primarily in the Home Healthcare Services segment ($3.0 million) and (v) incremental costs associated with the Company's technology initiatives ($2.5 million), as well as incremental costs relating to the hiring of full-time clinicians and other personnel. These increases were partially offset by (i) lower corporate general and administrative expenses ($3.4 million), (ii) a gain of $1.2 million on the disposition of an underperforming branch location which is reflected as a credit in selling, general and administrative expenses and (iii) the absence of a $1.4 million writedown of capitalized software which was recorded during fiscal 2004, as well as lower costs resulting from 52 weeks of activity in fiscal 2005 as compared to 53 weeks in fiscal 2004.

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

Interest Income, Net

         Net interest income was approximately $1.9 million for the fiscal year ended January 1, 2006, and $1.0 million for the fiscal year ended January 2, 2005. Net interest income included interest income of approximately $2.9 million for fiscal year 2005 and $2.0 million for fiscal year 2004, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

Income before Income Taxes

         Income before income taxes was approximately $31.8 million and $40.2 million for the fiscal years ended January 1, 2006 and January 2, 2005, respectively. For fiscal 2005 income before income taxes included special items of $3.6 million as discussed in "Net Revenues" above and $0.9 million related to restructuring and other special items discussed in "Selling, General and Administrative Expenses" above.

         For fiscal 2004, income from continuing operations before income taxes included special items of $9.4 million as discussed in "Net Revenues" above and a pre-tax gain of $0.9 million on the sale of a Canadian investment.

Income Taxes

         The Company recorded a federal and state income tax provision of $8.5 million for fiscal 2005, representing a current tax benefit of $4.5 million offset by a deferred tax provision of $13.0 million. The income tax provision for fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate and the Company's effective rate of 26.6 percent for fiscal 2005 is primarily due to the release of tax reserves and state taxes.

         During fiscal 2004, the Company recorded a federal and state income tax provision of $13.7 million, representing a current tax provision of $4.6 million and a deferred tax provision of $9.1 million. The difference between the Company's effective rate of approximately 34.1 percent for fiscal 2004 and the statutory rate was due primarily to state taxes offset by the recognition of certain state net operating loss carryforwards.

         In the fourth quarter of fiscal 2005, the Company transferred the self insured portion of its workers' compensation and medical malpractice liabilities to a newly established and wholly-owned captive insurance company. The transfer resulted in a reduction of deferred tax assets, a reduction in current taxes payable and the creation of federal and state net operating loss carryforwards. The captive insurance company may have a future impact on the Company's effective state tax rate.

         Prior to fiscal year 2004, the state tax history of certain subsidiaries indicated cumulative losses and a lack of state tax audit experience. As a result, the Company believed there was a remote likelihood that the value of related state tax loss carryforwards would be realized, and no deferred tax assets were recorded. During fiscal 2004, these subsidiaries reflected cumulative income on a state filing basis and certain state tax audits were settled. The Company performed a review of state net operating loss carryforwards and recorded a deferred tax asset of $7.0 million and a valuation allowance of $4.5 million in the fourth quarter of fiscal 2004 to recognize that certain state net operating loss carryforwards may expire before realization. The Company continues to monitor the need for a valuation allowance for its deferred tax assets based on the realizability of such assets. The amount of the deferred tax assets considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period are adjusted.

         At January 1, 2006, current net deferred tax assets were $16.0 million and non-current net deferred tax assets were $18.1 million. At January 1, 2006, the Company had federal tax credit carryforwards of $1.3 million and federal net operating loss carryforwards, which will expire in 2025, of $5.7 million. Deferred tax assets relating to federal net operating carryforwards approximate $2.0 million. In addition, the Company had state net operating loss carryforwards of approximately $142 million, which expire between 2006 and 2013. Deferred tax assets relating to state net operating loss carryforwards approximate $6.7 million. A valuation allowance of $4.1 million has been recorded to reduce the deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

Net Income

         The Company recorded net income of $23.4 million, or $0.94 per diluted share, in fiscal 2005 compared to net income of $26.5 million, or $1.00 per diluted share, in fiscal 2004.

         Net income for fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted under the heading "Income Taxes" above. Net income for fiscal 2005 also included a special item related to Medicare of $2.2 million, or $0.09 per diluted share, as discussed under the heading "Net Revenues" above, and restructuring and other special items of $0.5 million, or $0.02 per diluted share, discussed under the heading "Selling, General and Administrative Expenses" above. See Note 4 and Note 11 to the Company's consolidated financial statements.

         Net income for fiscal 2004 included three special items related to Medicare, noted under the heading "Net Revenues" above, which had a net positive impact of $5.6 million, or $0.22 per diluted share. Net income for fiscal 2004 included a net gain of $0.6 million, or $0.02 per diluted share, on the sale of the Company's minority interest in a home care nursing services business in Canada. See Note 3 to the Company's consolidated financial statements.

         Net income for fiscal 2004 reflected the positive impact of an effective tax rate o 34.1 percent, caused primarily by the recognition of deferred tax assets relating to state net operating loss carryforwards.

Year Ended January 2, 2005 Compared to Year Ended December 28, 2003
-------------------------------------------------------------------
Net Revenues

(Dollars in millions)                               Fiscal Year
                                      -----------------------------------------
                                                                 Percentage
                                          2004        2003        Variance
                                          ----        ----        --------
                                       (53 weeks)  (52 weeks)
Medicare                                 $ 228.1     $ 178.7      27.7%
Medicaid and Local Government              154.4       165.1      (6.5%)
Commercial Insurance and Other             463.3       470.2      (1.5%)
                                      -----------------------------------------
                                         $ 845.8     $ 814.0       3.9%
                                      =========================================

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

         Medicare revenue growth in fiscal year 2004 as compared to fiscal year 2003 was driven by several factors including special items, volume growth, mix and process enhancement changes and rate increases. Medicare revenue included special items of $9.4 million for fiscal 2004. Special items represented (i) $10.4 million recorded and received during fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1997 and 1998 cost reports and (ii) a revenue adjustment of $1.0 million recorded in the fiscal year of 2004 to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment Reimbursement System in October 2000. In connection with the estimated repayments, the CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

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

         Commercial Insurance and Other revenue decreased in fiscal year 2004 as compared to fiscal year 2003 due to a decline in revenue derived from Cigna of $31.0 million, or 10.7 percent, related to a reduction in the number of enrolled Cigna members in 2004, and lower revenue as well as related costs resulting from a change in the Company's delivery model of certain home medical and respiratory equipment ("HME") products and services. The decline in Cigna revenues was partially offset by an increase of $24.1 million, or 13.5 percent, for fiscal year 2004 in non-Cigna Commercial Insurance and Other revenue driven by unit volume and pricing increases from existing business as well as new contracts signed during the past year.

         Home Healthcare Services segment revenues increased $38.3 million, or
7.9 percent, from $484.8 million for fiscal 2003 to $523.0 million for fiscal 2004. Revenues for fiscal 2004 were impacted by the Medicare special items discussed above. In addition, for the fiscal year 2004, Medicare revenues and Commercial Insurance and Other revenues were negatively impacted by four hurricanes in the southeastern United States, and net revenues for fiscal year 2004 were positively impacted by an extra week of activity as compared to fiscal year 2003.

         CareCentrix segment revenues for fiscal 2004 were $343.5 million as compared to $353.0 million for fiscal 2003, a decrease of $9.5 million, or 2.7 percent. The decrease was primarily driven by a $31 million decline in revenues related to the Cigna contract due to a reduction in the number of enrolled Cigna members in 2004 resulting in lower revenues from Cigna's capitated plans, partially offset by an increase of $21.5 million related to unit volume and pricing increases from existing business as well as new contracts signed during the past year.

Gross Profit

(Dollars in millions)                    Fiscal Year
                           ---------------------------------------
                               2004         2003       Variance
                               ----         ----       --------
Gross profit                  $ 323.9      $ 282.0      $ 41.9
As a percent of revenue          38.3%        34.6%        3.7%

         As a percent of revenues, gross profit margins for fiscal year 2004 were positively impacted by (i) 1.4 percentage points due to the favorable change in business mix in which the volume of Medicare business, including growth in specialty programs, more than offset the anticipated revenue loss in certain low-margin hourly Medicaid and local government programs, (ii) 1.0 percentage point due to the reconfiguration of the HME provider network in fiscal 2004, as well as the impact of new CareCentrix contracts and (iii) 0.7 percentage points related to the special items discussed above. The remaining increase in gross profit percentage can be attributed to several factors, including the positive Medicare rate changes, lower workers compensation expense and various operational and clinical process enhancements.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $26.5 million, or 10.2 percent, to $285.7 million for the fiscal year ended January 2, 2005, as compared to $259.2 million for the fiscal year ended December 28, 2003.

         Of the increases in selling, general and administrative expenses, approximately $5 million related to the extra week of activity in fiscal 2004. Approximately $8 million of the remaining increase related to field operating and administrative costs to service incremental revenues, including revenues from the Company's specialty programs, and approximately $4 million related to higher selling and clinical care coordination expenses. The remaining increases related to costs associated with the reconfiguration of the Company's CareCentrix HME pro-vider network (approximately $3 million) and incremental costs associated with the implementation of the Sarbanes-Oxley requirements, ongoing information technology initiatives and field development training, as well as a writedown of $1.4 million relating to purchased software for which the Company determined there was minimal future value.

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

Income before Income Taxes

         Income before income taxes was approximately $40.2 million and $23.3 million for the fiscal years ended January 2, 2005 and December 28, 2003, respectively. For fiscal 2004, income before income taxes included special items of $9.4 million as discussed in "Net Revenues" above and a pre-tax gain of $0.9 million on the sale of a Canadian investment.

Income Taxes

         The Company recorded federal and state income taxes of approximately $13.7 million for fiscal 2004 compared to an income tax benefit of $33.5 million for fiscal 2003. The difference between the Company's effective tax rate of approximately 34.1 percent for fiscal 2004 and the statutory income tax rate was due primarily to the recognition of certain state net operating loss carryforwards.

         Prior to fiscal year 2004, the state tax history of certain subsidiaries indicated cumulative losses and a lack of state tax audit experience. As a result, the Company believed there was a remote likelihood that the value of related state tax loss carryforwards would be realized, and no deferred tax assets were recorded. During fiscal 2004, these subsidiaries reflected cumulative income on a state filing basis and certain state tax audits were settled. The Company performed a review of state net operating loss carryforwards and recorded a deferred tax asset of $7.0 million and a valuation allowance of $4.5 million in the fourth quarter of fiscal 2004 to recognize that certain state net operating loss carryforwards may expire before realization. The Company continues to monitor the need for a valuation allowance for its deferred tax assets based on the realizability of such assets. The amount of the deferred tax assets considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period are adjusted.

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

         At January 2, 2005, current net deferred tax assets were $21.3 million and non-current net deferred tax assets were $23.8 million. At January 2, 2005, the Company had federal tax credit carryforwards of $0.8 million and deferred tax assets relating to state net operating loss carryforwards of $7.0 million, reduced by a valuation allowance of $4.5 million.

Net Income

         The Company recorded net income of $26.5 million, or $1.00 per diluted share, in fiscal 2004 compared to net income of $56.8 million, or $2.07 per diluted share, in fiscal 2003.

         Net income for fiscal 2004 included special items related to Medicare, noted in the Net Revenues section above, and a pre-tax gain of $0.9 million on the sale of the Company's 19.9 percent interest in a Canadian home care company. See Notes 3 and 8 to the Company's consolidated financial statements.

         Net income for fiscal 2004 reflected the positive impact of an effective tax rate of 34.1 percent, which was lower than the statutory income tax rate, due primarily to the recognition of certain state net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity

         The Company's principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

         The Company realized net cash provided by operating activities of $21.8 million for the year ended January 1, 2006 as compared to net cash provided by operating activities of $36.4 million for the year ended January 2, 2005. The decrease of $14.6 million in net cash provided by operating activities was primarily driven by changes impacting the statement of income, changes in accounts receivable and other assets and changes in current liabilities.

         Cash flow impacting the statement of income represents the sum of net income and all adjustments to reconcile net income to net cash provided by operating activities and is summarized as follows (in thousands):

                                                                                         Fiscal Year Ended
                                                                ----------------------  ---------------------  ---------------------
                                                                   January 1, 2006        January 2, 2005            Variance
                                                                ----------------------  ---------------------  ---------------------
                                                                     (52 weeks)              (53 weeks)
OPERATING ACTIVITIES:
Net income                                                                   $ 23,365               $ 26,488               $ (3,123)
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                            8,091                  7,329                    762
       Provision for doubtful accounts                                          6,172                  6,722                   (550)
       Gain on sale of Canadian investment                                          -                   (946)                   946
       Loss on disposal / writedown of fixed assets                                 -                  1,361                 (1,361)
       Reversal of tax audit reserves                                          (4,200)                     -                 (4,200)
       Deferred income tax expense                                             12,949                  9,111                  3,838
                                                                ----------------------  ---------------------  ---------------------
Total cash flow impacting the statement of income                            $ 46,377               $ 50,065               $ (3,688)
                                                                ======================  =====================  =====================

         o The $3.7 million difference in "Total cash flow impacting the statement of income" is primarily related to changes in Medicare special items for which the special Medicare item of $10.4 million of cash was received and recorded in fiscal 2004 in settlement of the Company's appeal with the PRRB in connection with the reopening of all of the Company's 1997 and 1998 cost reports, compared to $3.6 million which was received and recorded in fiscal 2005 in partial settlement of the Company's 1999 appeal, offset somewhat by reductions in income taxes paid between fiscal 2004 and 2005.

         o See "Results of Operations - Income Taxes" for a discussion of deferred income tax expense and reversal of tax audit reserves.

         Cash flow from operating activities between the 2004 and 2005 reporting periods was negatively impacted by $8.1 million as a result of changes in accounts receivable $5.7 million in the 2004 period and $13.8 million in the 2005 period). The increase in accounts receivable between the 2004 and 2005 period relates primarily to incremental receivables during fiscal 2005 attributable to the TriWest account, for which there were processing delays in adjudicating the Company's claims, which resulted in an increase in the over 180 days accounts receivable aging for the Commercial Insurance and Other category and the Heritage operations which were acquired on May 1, 2005. The change in prepaid expenses and other assets relates primarily to tax refunds which had not been received at fiscal 2005 year end.

         Cash flow from operating activities was negatively impacted by $0.6 million as a result of changes in current liabilities of ($8.8) million in the 2004 period and ($9.5) million in the 2005 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the year ended January 1, 2006 follows (in thousands):

                                                                           Fiscal Year Ended
                                                  ----------------------  ---------------------  ---------------------
                                                     January 1, 2006        January 2, 2005            Variance
                                                  ----------------------  ---------------------  ---------------------
                                                       (52 weeks)              (53 weeks)
OPERATING ACTIVITIES:
Changes in current liabilities:
       Accounts payable                                        $ (4,773)               $ 1,169               $ (5,942)
       Payroll and related taxes                                    421                 (3,576)                 3,997
       Medicare liabilities                                      (2,729)                (2,787)                    58
       Cost of claims incurred but not reported                  (2,085)                (1,164)                  (921)
       Obligations under insurance programs                      (1,777)                (2,540)                   763
       Other accrued expenses                                     1,470                     61                  1,409
                                                  ----------------------  ---------------------  ---------------------
Total changes in current liabilities                            $(9,473)              $ (8,837)                 $(636)
                                                  ======================  =====================  =====================

         The primary driver for the $0.6 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

         o Accounts payable, which had a negative impact on cash of $5.9 million, and payroll and related taxes, which had a positive impact of $4.0 million, between the 2004 and 2005 reporting periods primarily related to the timing of payments.

         o Cost of claims incurred but not reported, which had a negative impact of $0.9 million between the 2004 and 2005 reporting periods due to lower claims activity resulting from the decline in the number of enrolled Cigna members covered under the capitation arrangement.

         o Obligations under insurance programs, for which liability balances declined in both the 2004 and 2005 reporting periods primarily as a result of payments made for workers' compensation claims in excess of incremental workers' compensation costs as the Company continues to resolve older outstanding claims.

         The Company used its operating cash balances to fund the acquisition of Heritage for $12.1 million, including transaction costs, capital expenditures of $11.6 million, and the repurchase of shares of the Company's common stock for $21.1 million during fiscal 2005.

         Working capital at January 1, 2006 was approximately $129 million, a decrease of $5 million as compared to approximately $134 million at January 2, 2005, primarily due to:

         o a $25 million decrease in cash, cash equivalents, restricted cash and short-term investments discussed above;

         o an $8 million increase in accounts receivable, as described in the discussion on net cash provided by operating activities;

         o    a $5 million decrease in deferred tax assets;

         o a $1 million increase in prepaid expenses and other current assets;

         o an $16 million decrease in current liabilities, consisting of decreases in accounts payable ($12 million), Medicare liabilities ($3 million), cost of claims incurred but not reported ($2 million), and obligations under insurance programs ($2 million), partially offset by an increase in payroll and related taxes ($1 million) and other accrued expenses ($2 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

         Days Sales Outstanding ("DSO") as of January 1, 2006 remained unchanged from January 2, 2005 at 57 days.

         Accounts receivable aging by major payer sources of reimbursement are as follows:

                                                                           January 1, 2006
                                             ============================================================================
                                                Total          Current       31-90 days      91-180 days    Over 180 days
                                                -----          -------       ----------      -----------    -------------
Medicare                                     $ 31,623         $ 15,686         $ 12,198          $ 2,906          $   833
Medicaid and Local Government                  20,383           12,326            5,958            1,425              674
Commercial Insurance and Other                 90,624           53,155           18,413            9,303            9,753
Self - Pay                                      5,662              823            1,165            1,584            2,090
                                             ----------------------------------------------------------------------------
Gross Accounts Receivable                    $148,292         $ 81,990         $ 37,734          $15,218          $13,350
                                             ============================================================================

                                                                           January 2, 2005
                                             ============================================================================
                                                Total          Current       31-90 days      91-180 days    Over 180 days
                                                -----          -------       ----------      -----------    -------------
Medicare                                     $ 23,848         $ 11,137         $ 10,102          $ 1,950          $   659
Medicaid and Local Government                  20,391           13,290            5,646              987              468
Commercial Insurance and Other                 88,910           56,066           22,864            6,177            3,803
Self - Pay                                      5,893              819            1,128            1,482            2,464
                                             ----------------------------------------------------------------------------
Gross Accounts Receivable                    $139,042         $ 81,312         $ 39,740          $10,596          $ 7,394
                                             ============================================================================

         The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Total Company revenue mix by major payer classifications is as follows:

                                      ----------------------  -----------------------  ----------------------
                                              2005                     2004                    2003
                                      ----------------------  -----------------------  ----------------------
Medicare                                       31%                     27%                      22%
Medicaid and Local Government                  17                      18                       20
Commercial Insurance and Other                 52                      55                       58
                                      ----------------------  -----------------------  ----------------------
                                              100%                     100%                    100%
                                      ======================  =======================  ======================

         Home Healthcare Services revenue is derived from all major payer classes. For fiscal 2005, Medicare revenue represented 48 percent, Medicaid and Local Government revenue represented 27 percent and Commercial Insurance and Other revenue represented 25 percent of Home Healthcare Services revenue. Net revenues for CareCentrix were 100 percent attributable to the Commercial Insurance and Other payer source.

         On January 1, 2005, a Medicare market basket increase of 2.3 percent became effective for patients on service on or after such date. This increase was partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (referred to as the rural add-on provision) effective for patients on service on or after April 1, 2005. In addition, a favorable change in the fixed dollar ratio formula for receiving outlier payments became effective for patients on service on or after January 1, 2005. Outliers represent patient cases which exceed the anticipated cost thresholds established by Medicare and result in increased reimbursement. This change has increased the number of episodes which qualify for the outlier payment. On November 3, 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country for 2006.)

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

         The Company is party to a contract, as amended, with Cigna, effective January 1, 2004, pursuant to which the Company currently provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment and respiratory products and services to patients insured by Cigna. For fiscal years 2005, 2004 and 2003, Cigna accounted for approximately 29 percent, 31 percent and 36 percent, respectively, of the Company's total net revenues. This year over year decrease reflects the reduction in the number of enrolled Cigna members resulting in lower revenues from Cigna's capitated plans. For patients commencing service on February 1, 2006, the Company will no longer provide respiratory therapy services and certain durable medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract on October 27, 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company's services, there could be a material adverse effect on the Company's cash flow.

         Prior to February 28, 2006, the Company had a credit facility, as amended, as described below, that provided up to $55 million in borrowings, including up to $40 million which was available for letters of credit. The Company could borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company was required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company was also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, fell below $20 million, the applicable margins for LIBOR and prime rate borrowings would increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees would increase to 2.5 percent and 0.50 percent, respectively.

         Total outstanding letters of credit were $20.2 million as of January 1, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers compensation program and for certain other commitments. As of January 1, 2006, there were no borrowings outstanding under the credit facility and the Company had borrowing capacity under the credit facility, after adjusting for outstanding letters of credit, of approximately $35 million.

         The credit facility was scheduled to expire in June 2006, included certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility included limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintained minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million, and to allow for the disposition of certain assets. As of January 1, 2006, the Company was in compliance with the covenants in the credit facility, as amended.

         The credit facility included provisions, which, if not complied with, could require early payment by the Company. These included customary default events, such as failure to comply with financial covenants, insolvency events, non-payment of scheduled payments, acceleration of other financial obligations and change in control provisions. In addition, these provisions included an account obligor, whose accounts were more than 25 percent of all accounts of the Company over the previous 12-month period, canceling or failing to renew its contract with the Company and ceasing to recognize the Company as an approved provider of health care services, or the Company revoking the lending agent's control over its governmental lockbox accounts. The Company did not have any trigger events in the credit facility that were tied to changes in its credit rating or stock price. As of January 1, 2006, the Company was in compliance with these provisions.

         The credit facility provided that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. The credit facility was terminated on February 28, 2006 and replaced with a new credit facility that provides up to $75 million in borrowings, with availability reduced by approximately $20 million for the issuance of letters of credit at closing. Loans under the new credit facility are collateralized by all of the Company's tangible and intangible personal property and are guaranteed by certain subsidiaries of the Company. See Note 14 to the Company's consolidated financial statements.

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

         The Company is responsible for the cost of individual workers compensation claims and individual professional liability claims up to $500,000 per incident that occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims that provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company's workers compensation program are guaranteed by letters of credit and segregated restricted cash balances.

         Additional items that could impact the Company's liquidity are discussed under "Risk Factors" in Item 1A of this report.

         Capital Expenditures

         The Company's capital expenditures for the fiscal year 2005 were $11.6 million, as compared to $11.2 million, excluding equipment capitalized under capital lease obligations of $1.4 million, and $8.8 million for fiscal years 2004 and 2003, respectively. The Company intends to make investments and other expenditures to, among other things, upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry. In this regard, management expects that capital expenditures will range between $19 million and $21 million for fiscal 2006. The anticipated increase in capital expenditures for fiscal 2006 as compared to prior years relates to the inclusion of Healthfield, as well as continued investment in a new clinical management system. Management expects that the Company's capital expenditure needs will be met through operating cash flow and available cash reserves.

         Cash Resources and Obligations

         The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $88.4 million as of January 1, 2006. The restricted cash of $22.0 million at January 1, 2006 relates to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company's insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash includes $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.

         The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2006. These amounts are reflected as Medicare liabilities in the accompanying consolidated balance sheets.

         From May 2003 through January 1, 2006, the Company announced five stock repurchase programs authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. The repurchases occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During fiscal 2005, the Company repurchased 1,325,000 shares of its outstanding common stock at an average cost of $15.93 per share and a total cost of approximately $21.1 million. As of January 1, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock. See Note 7 to the Company's consolidated financial statements.

         Contractual Obligations and Commercial Commitments

         At January 1, 2006, the Company had no long-term debt. On February 28, 2006, the Company entered into a new Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent.

         The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1% per annum (with the remaining balance due at maturity on March 13, 2013) and (ii) a six year revolving credit facility of $75.0 million.

         During fiscal 2004, the Company commenced implementation of a five-year capital lease for equipment. Under the terms of the lease, the Company capitalized the equipment at its fair market value of approximately $1.4 million, which approximates the present value of the minimum lease payments. Future minimum rental commitments for all non-cancelable leases and purchase obligations at January 1, 2006 are as follows (in thousands):

                                                    Payment due by period
                               --------------------------------------------------------------
                                             Less than                            More than
Contractual Obligations           Total       1 year     1-3 years   4-5 years     5 years
-----------------------           -----     ---------   ----------- -----------  ---------
Long-term debt obligations         $      -   $     -     $      -    $     -     $     -
Capital lease obligations             1,168        431         685         52           -
Operating lease obligations          46,860     16,801      19,586      8,973       1,500
Purchase obligations                    700        700           -          -           -
                               --------------------------------------------------------------
   Total                           $ 48,728   $ 17,932    $ 20,271    $ 9,025     $ 1,500
                               ==============================================================

         During fiscal 2005, the Company paid $0.8 million to satisfy future obligations relating to a portion of a lease that the Company agreed to assume in connection with the Split-Off in March 2000. This amount had been accrued in the Company's financial statements.

         The Company had total letters of credit outstanding under its credit facility of approximately $20.2 million at January 1, 2006 and January 2, 2005. The letters of credit, which expire one year from date of issuance, are issued to guarantee payments under the Company's workers compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company's obligations as further discussed in the "Liquidity and Capital Resources" section under the heading "Cash Resources and Obligations." The Company also had outstanding surety bonds of $2.5 million and $1.0 million at January 1, 2006 and January 2, 2005, respectively.

         The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

         Management expects that the Company's working capital needs for fiscal 2006 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends. These uses of cash would require the approval of the Company's Board of Directors and may require the approval of its lender. If cash flows from operations, cash resources or availability under the credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Litigation and Government Matters

         The Company is a party to certain legal actions and government investigations. See Item 3, "Legal Proceedings" and Note 8 to the Company's consolidated financial statements.

Settlement Issues

         PRRB Appeal
         -----------

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

         The fiscal intermediary is currently in the process of reopening the 1999 cost reports and the Company anticipates completion of the reopening during the first quarter of fiscal 2006. The Company expects to receive funds in excess of $5.5 million related to the 1999 cost reports. The Company received $3.6 million of this amount during the fourth quarter of fiscal 2005 and recorded the adjustment as net revenues during fiscal 2005.

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

         The Company has chosen to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148, and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

         The Company has several stock ownership and compensation plans, which are described more fully in Note 10 to the consolidated financial statements. The following table presents net income (loss) and basic and diluted earnings
(loss) per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                                   For the Fiscal Year Ended
                                                              ---------------------------------------------------------------------
                                                                 January 1, 2006        January 2, 2005        December 28, 2003
                                                              ---------------------- ----------------------  ----------------------
                                                                   (52 weeks)             (53 weeks)              (52 weeks)
Net income - as reported                                                   $ 23,365               $ 26,488                $ 56,766
Deduct:  Total stock-based compensation expense
               determined under fair value based method for
               all awards, net of tax                                        (5,818)                (2,442)                 (1,575)
                                                              ---------------------- ----------------------  ----------------------
Net income - pro forma                                                     $ 17,547               $ 24,046                $ 55,191
                                                              ====================== ======================  ======================

Basic income per share - as reported                                         $ 1.00                 $ 1.07                  $ 2.16
Basic income per share - pro forma                                           $ 0.75                 $ 0.97                  $ 2.10

Diluted income per share - as reported                                       $ 0.94                 $ 1.00                  $ 2.07
Diluted income per share - pro forma                                         $ 0.70                 $ 0.91                  $ 2.01

For fiscal 2005, compensation expense in the table above includes $2.3 million resulting from the acceleration of the vesting of stock options on December 30, 2005.

Goodwill and Other Intangible Assets ("SFAS 142")

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill for the fiscal years 2005, 2004 and 2003. Goodwill, amounting to $6.8 million and $1.3 million was reflected in the accompanying consolidated balance sheets as of January 1, 2006 and January 2, 2005, respectively.

Recent Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This statement replaces SFAS 123, and supersedes APB
25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) allows for the use of the Black-Scholes valuation model or a lattice option-pricing model to determine the fair value of such awards. SFAS 123(R) is effective for annual periods beginning on or after June 15, 2005, which for the Company is the first quarter of fiscal 2006. Management plans to use the Black-Scholes valuation model to calculate the fair value of its awards and estimates that the adoption of SFAS 123(R) will reduce earnings between $0.10 and $0.12 per diluted share in fiscal 2006.

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

         Revenue Recognition

         Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of income. See further discussion of the elements below under the heading "Causes and Impact of Change on Revenue."

         In addition, these elements can be impacted by the risk factors described in "Risks Related to the Company's Business and Industry" and "Risks Related to Healthcare Regulation," which appear in Part I, Item 1A of this report.

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

         Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this evaluation. Changes in the estimate are recorded as net revenues in the Company's consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

         Capitated Arrangements

         The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 11 percent, 12 percent, and 16 percent of total net revenues for fiscal 2005, 2004 and 2003, respectively.

         Medicare

                  Prospective Payment System Reimbursements
                  -----------------------------------------

         Under PPS for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient's condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Deferred revenue of approximately $7.4 million and $5.5 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of January 1, 2006 and January 2, 2005, respectively.

         There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, however, the Company recorded a revenue adjustment of $1.0 million to reflect an estimated repayment to Medicare in connection with the services rendered to certain patients since the inception of PPS on October 1, 2000. In connection with the estimated repayment, CMS has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of January 1, 2006, Medicare has not finalized the amounts to be repaid for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

                  Settlement Issues under Interim Payment System
                  ----------------------------------------------

         Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company's financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company's consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

         Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company's consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading "Government Matters - PRRB Appeal" in Note 8 to the consolidated financial statements included in this report, the Company received an aggregate of $10.4 million during fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports.

         Causes and Impact of Change on Revenue

         For each of the sources of revenue, the principal elements in addition to those described above which can cause change in the amount of revenue to be realized are (i) an inability to obtain appropriate billing documentation; (ii) an inability to obtain authorizations acceptable to the payer; (iii) utilization of services at levels other than authorized; and (iv) other reasons unrelated to credit risk.

         Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. While it is not possible to predict the degree of change of each element, we believe that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this filing.

         Billing and Receivables Processing

         The Company's billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from "usual and customary" charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company's revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in contractual allowances have not been material for the periods presented in this filing.

         Accounts receivable attributable to major payer sources of reimbursement are as follows:

(Dollars in thousands)

                                           January 1, 2006                     January 2, 2005
                                         -----------------------------------  -------------------------------
Medicare                                           $  31,623       21%                 $  23,848     17%
Medicaid and Local Government                         20,383       14                     20,391     15
Commercial Insurance and Other                        96,286       65                     94,803     68
                                         -----------------------------------  -------------------------------
Gross Accounts Receivable                            148,292       100%                  139,042    100%
                                                             ===============                     ============
  Less: Allowance for doubtful accounts               (8,657)                             (7,040)
                                         --------------------                 -------------------
   Net Accounts Receivable                         $ 139,635                           $ 132,002
                                         ====================                 ===================

         The Commercial Insurance and Other payer group included Self-Pay accounts receivable of $5.7 million and $5.9 million as of January 1, 2006 and January 2, 2005, respectively.

         Accounts Receivable below further outlines other matters considered with respect to estimating the allowance for doubtful accounts.

         Accounts Receivable

                  Collection Policy
                  -----------------

         The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting the payers to determine why payment has not been made, resubmission of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company's bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company's internal collectors and/or collection agencies in accordance with the Company's standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

         The Company's policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company's evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this filing.

                  Accounts Receivable Reserve Methodology
                  ---------------------------------------

         The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends, by major payer groups including Medicare, Cigna and other payer groups organized by similar type and experience, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. There have not been any material changes in the estimates for the periods presented in this filing. The allowance for doubtful accounts at January 1, 2006, January 2, 2005 and December 28, 2003 was $8.7 million, $7.0 million and $7.9 million, respectively. Additional information regarding the Company's allowance for doubtful accounts can be found in Schedule II - Valuation and Qualifying Accounts on page 71 of this report.

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

         The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

         Each of the elements described above can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company's consolidated financial statements.

         The cost of claims incurred for fiscal years 2005, 2004 and 2003 was $268.0 million, $269.6 million and $285.9 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company's CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services sold in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

         Obligations Under Insurance Programs

         The Company is obligated for certain costs under various insurance programs, including workers' compensation, professional liability, property and general liability, and employee health and welfare.

         The Company may be subject to workers' compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information. The Company's estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the num-ber, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company's consolidated financial statements.

         Workers' compensation and professional and general liability costs were $15.9 million, $14.9 million and $17.5 million for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period. Workers' compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

         The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2005. For fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, employee health and welfare benefit costs were $22.7 million, $19.3 million and $18.0 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company's employee health and welfare claims are recorded in cost of services sold for caregiver associates and in selling, general and administrative costs for administrative associates in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

         The Company had no interest rate exposure on fixed rate debt or other market risk at January 1, 2006.

Item 8.     Financial Statements and Supplementary Data

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                       Page No.
                                                                                                       --------
Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005................................     43

Consolidated Statements of Income for the three years ended January 1, 2006..........................     44

Consolidated Statements of Changes in Shareholders' Equity for the three years ended January 1, 2006.     45

Consolidated Statements of Cash Flows for the three years ended January 1, 2006......................     46

Notes to Consolidated Financial Statements ..........................................................   47 - 70

Schedule II - Valuation and Qualifying Accounts for the three years ended January 1, 2006............     71

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              January 1, 2006         January 2, 2005
                                                                           -----------------------  ----------------------
ASSETS
Current assets:
        Cash and cash equivalents                                                        $ 16,603                 $ 9,910
        Restricted cash                                                                    22,014                  22,014
        Short-term investments                                                             49,750                  81,100
        Receivables, less allowance for doubtful accounts of $8,657
           and $7,040 at January 1, 2006 and January 2, 2005, respectively                139,635                 132,002
        Deferred tax assets                                                                15,974                  21,289
        Prepaid expenses and other current assets                                           7,816                   6,057
                                                                           -----------------------  ----------------------
              Total current assets                                                        251,792                 272,372

Fixed assets, net                                                                          24,969                  19,687
Deferred tax assets, net                                                                   18,099                  23,805
Goodwill                                                                                    6,763                   1,325
Other assets                                                                               24,942                  14,909
                                                                           -----------------------  ----------------------
              Total assets                                                              $ 326,565               $ 332,098
                                                                           =======================  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                 $ 13,870                $ 25,896
        Payroll and related taxes                                                           9,777                   9,356
        Medicare liabilities                                                                7,220                   9,949
        Cost of claims incurred but not reported                                           25,276                  27,361
        Obligations under insurance programs                                               32,883                  34,660
        Other accrued expenses                                                             33,440                  31,117
                                                                           -----------------------  ----------------------
              Total current liabilities                                                   122,466                 138,339

Other liabilities                                                                          21,945                  21,819

Shareholders' equity:
        Common stock, $.10 par value; authorized 100,000,000
            shares; issued and outstanding 23,034,954 and 23,722,408
            shares at January 1, 2006 and January 2, 2005, respectively                     2,303                   2,372
        Additional paid-in capital                                                        225,847                 238,929
        Accumulated deficit                                                               (45,996)                (69,361)
                                                                           -----------------------  ----------------------
              Total shareholders' equity                                                  182,154                 171,940
                                                                           -----------------------  ----------------------

              Total liabilities and shareholders' equity                                $ 326,565               $ 332,098
                                                                           =======================  ======================


                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                            For the Fiscal Year Ended
                                                    -----------------------------------------------------------------------
                                                       January 1, 2006          January 2, 2005        December 28, 2003
                                                    ----------------------   ----------------------  ----------------------
                                                         (52 weeks)               (53 weeks)              (52 weeks)
Net revenues                                                    $ 868,843                $ 845,764               $ 814,029
Cost of services sold (excluding depreciation
and amortization)                                                 542,093                  521,835                 531,987
                                                    ----------------------   ----------------------  ----------------------
      Gross profit                                                326,750                  323,929                 282,042
Selling, general and administrative expenses                     (288,695)                (278,342)               (252,334)
Depreciation and amortization                                      (8,091)                  (7,329)                 (6,851)
                                                    ----------------------   ----------------------  ----------------------
      Operating income                                             29,964                   38,258                  22,857
Gain on sale of Canadian investment                                     -                      946                       -
Interest income, net                                                1,878                      977                     441
                                                    ----------------------   ----------------------  ----------------------
      Income before income taxes                                   31,842                   40,181                  23,298
Income tax (expense) benefit                                       (8,477)                 (13,693)                 33,468
                                                    ----------------------   ----------------------  ----------------------
      Net income                                                 $ 23,365                 $ 26,488                $ 56,766
                                                    ======================   ======================  ======================


Net income per common share:
      Basic                                                        $ 1.00                   $ 1.07                  $ 2.16
                                                    ======================   ======================  ======================
      Diluted                                                      $ 0.94                   $ 1.00                  $ 2.07
                                                    ======================   ======================  ======================

Weighted average shares outstanding:
      Basic                                                        23,267                   24,724                  26,262
                                                    ======================   ======================  ======================
      Diluted                                                      24,927                   26,365                  27,439
                                                    ======================   ======================  ======================

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED JANUARY 1, 2006
                      (In thousands, except share amounts)

                                                               Common Stock            Additional
                                                     -------------------------------    Paid-in       Accumulated
                                                         Shares          Amount         Capital         Deficit         Total
                                                     ---------------  --------------  -------------- ---------------  -------------
Balance at December 29, 2002                             26,385,210         $ 2,639       $ 263,024      $ (152,615)     $ 113,048
      Comprehensive income:
         Net Income                                               -               -               -          56,766         56,766
      Income tax benefits associated with
      stock-based compensation                                    -               -          19,454               -         19,454
      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                        651,555              65           2,271               -          2,336
      Repurchase of common stock at cost                 (1,438,464)           (144)        (14,281)              -        (14,425)
                                                     ---------------  --------------  -------------- ---------------  -------------
Balance at December 28, 2003                             25,598,301         $ 2,560       $ 270,468       $ (95,849)     $ 177,179
      Comprehensive income:
         Net Income                                               -               -               -          26,488         26,488
      Income tax benefits associated with
      the exercise of non-qualified stock options                 -               -           1,535               -          1,535
      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                        677,247              68           5,072               -          5,140
      Repurchase of common stock at cost                 (2,553,140)           (256)        (38,146)              -        (38,402)
                                                     ---------------  --------------  -------------- ---------------  -------------
Balance at January 2, 2005                               23,722,408         $ 2,372       $ 238,929       $ (69,361)     $ 171,940
      Comprehensive income:
         Net Income                                               -               -               -          23,365         23,365
      Income tax benefits associated with
      the exercise of non-qualified stock options                 -               -           1,928               -          1,928
      Issuance of stock upon exercise of
         stock options and under stock plans
         for employees and directors                        637,546              64           5,963               -          6,027
      Repurchase of common stock at cost                 (1,325,000)           (133)        (20,973)              -        (21,106)
                                                     ---------------  --------------  -------------- ---------------  -------------
Balance at January 1, 2006                               23,034,954         $ 2,303       $ 225,847       $ (45,996)     $ 182,154
                                                     ===============  ==============  ============== ===============  =============

                 See notes to consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Fiscal Year Ended
                                                              -------------------------------------------------------------------
                                                                January 1, 2006         January 2, 2005        December 28, 2003
                                                              -------------------------------------------------------------------
                                                                  (52 weeks)              (53 weeks)              (52 weeks)
OPERATING ACTIVITIES:
Net income                                                                $ 23,365                $ 26,488                $ 56,766
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                         8,091                   7,329                   6,851
       Provision for doubtful accounts                                       6,172                   6,722                   7,684
       Gain on sale of Canadian investment                                       -                    (946)                      -
       Loss (gain) on disposal / writedown of fixed assets                       -                   1,361                    (209)
       Reversal of tax audit reserves                                       (4,200)                      -                       -
       Deferred income tax (benefit) expense                                12,949                   9,111                 (35,035)
Changes in assets and liabilities:
       Accounts receivable                                                 (13,805)                 (5,726)                (15,604)
       Prepaid expenses and other current assets                            (1,759)                     25                   3,048
       Accounts payable                                                     (4,773)                  1,169                    (786)
       Payroll and related taxes                                               421                  (3,576)                    555
       Medicare liabilities                                                 (2,729)                 (2,787)                    856
       Cost of claims incurred but not reported                             (2,085)                 (1,164)                    626
       Obligations under insurance programs                                 (1,777)                 (2,540)                   (629)
       Other accrued expenses                                                1,470                      61                   6,443
Other, net                                                                     450                     861                     137
                                                              ---------------------  ----------------------  ----------------------
Net cash provided by operating activities                                   21,790                  36,388                  30,703
                                                              ---------------------  ----------------------  ----------------------

INVESTING ACTIVITIES:
Purchase of fixed assets                                                   (11,622)                (12,593)                 (8,777)
Proceeds from sale of assets                                                     -                   4,123                     200
Acquisition of business                                                    (12,077)                      -                  (1,300)
Purchase of short-term investments available-for-sale                     (173,050)               (145,950)                (10,000)
Maturities of short-term investments available-for-sale                    194,400                  84,850                       -
Purchase of short-term investments held to maturity                              -                 (10,000)                (24,900)
Maturities of short-term investments held to maturity                       10,000                  10,000                  14,935
Deposits into restricted cash                                                    -                    (264)                (21,750)
                                                              ---------------------  ----------------------  ----------------------
Net cash provided by (used in) investing activities                          7,651                 (69,834)                (51,592)
                                                              ---------------------  ----------------------  ----------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       6,027                   5,140                   2,336
Changes in book overdrafts                                                  (7,253)                  1,223                   7,425
Repurchases of common stock                                                (21,106)                (38,402)                (14,425)
Repayment of capital lease obligations                                        (416)                   (293)                      -
                                                              ---------------------  ----------------------  ----------------------
Net cash used in financing activities                                      (22,748)                (32,332)                 (4,664)
                                                              ---------------------  ----------------------  ----------------------

Net change in cash and cash equivalents                                      6,693                 (65,778)                (25,553)
Cash and cash equivalents at beginning of period                             9,910                  75,688                 101,241
                                                              ---------------------  ----------------------  ----------------------
Cash and cash equivalents at end of period                                $ 16,603                 $ 9,910                $ 75,688
                                                              =====================  ======================  ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid, net of refunds                                            $ 610                 $ 3,788                 $ 1,623
                                                              =====================   ======================  ======================
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:

Fixed assets acquired under capital lease                                     $ 201                 $ 1,443                     $ -
                                                              ======================  ======================  ======================

For fiscal years 2005 and 2004, tax benefits associated with stock compensation deductions of $1.9 million and $1.5 million, respectively, have been credited to shareholders' equity.

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

                   GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Background and Basis of Presentation

         Gentiva(R) Health Services, Inc. ("Gentiva" or the "Company") provides comprehensive home health services throughout most of the United States through its Home Healthcare Services and CareCentrix(R) operating segments. See Note 13 for a description of the Company's business segments for fiscal 2005.

         On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. ("Healthfield"), a leading provider of home healthcare, hospice and related services. In connection with the acquisition, the Company entered into a $445 million Credit Agreement and a Guarantee and Collateral Agreement. The impact of the acquisition and the related agreements will be reflected in the Company's fiscal 2006 results of operations and financial condition. See Note 14 for additional information.

         Gentiva was incorporated in the State of Delaware on August 6, 1999 and became an independent public company on March 15, 2000.

Note 2.          Summary of Critical and Other Significant Accounting Policies

Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on the Sunday nearest to December 31st, which was January 1, 2006 for fiscal 2005, January 2, 2005 for fiscal 2004 and December 28, 2003 for fiscal 2003. The Company's fiscal year 2004 includes 53 weeks compared to fiscal years 2005 and 2003, which included 52 weeks.

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

         The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported and obligations under insurance programs, which include workers' compensation, professional liability, property and general liability and employee health and welfare insurance programs.

         A description of the critical and other significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Critical Accounting Policies

         Revenue Recognition

         Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of income. See further discussion of the elements below under the heading "Causes and Impact of Change on Revenue."

         Net revenues by major payer classification are as follows:

                                    --------------------------------------------------------
                                          2005               2004                2003
                                    -----------------  -----------------   -----------------
Medicare                                   $ 265,830          $ 228,114           $ 178,662
Medicaid and Local Government                149,756            154,388             165,151
Commercial Insurance and Other               453,257            463,262             470,216
                                    -----------------  -----------------   -----------------
     Total Net Revenues                    $ 868,843          $ 845,764           $ 814,029
                                    =================  =================   =================

         Home Healthcare Services net revenues are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source.

         The Company is party to a contract with CIGNA Health Corporation ("Cigna"), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2005, 2004 and 2003, Cigna accounted for approximately 29 percent, 31 percent and 36 percent, respectively, of the Company's total net revenues.

         No other commercial payer accounts for 10 percent or more of the Company's total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

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

         Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this valuation. Changes in the estimate are recorded as net revenues in the Company's consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

         Capitated Arrangements

         The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 11 percent, 12 percent, and 16 percent of total net revenues for fiscal 2005, 2004 and 2003, respectively.

         Medicare

                  Prospective Payment System Reimbursements
                  -----------------------------------------

         Under the Prospective Payment System ("PPS") for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient's condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Deferred revenue of approximately $7.4 million and $5.5 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of January 1, 2006 and January 2, 2005, respectively.

         There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, however, the Company recorded a revenue adjustment of $1.0 million to reflect an estimated repayment to Medicare in connection with the services rendered to certain patients since the inception of PPS on October 1, 2000. In connection with the estimated repayment, CMS has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of January 1, 2006, Medicare has not finalized the amounts to be repaid for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

                  Settlement Issues under Interim Payment System
                  ----------------------------------------------

         Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company's financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company's consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

         Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company's consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading "Government Matters - PRRB Appeal" in Note 8 to the consolidated financial statements included in this report, the Company received an aggregate of $10.4 million during fiscal 2004 in settlement of the Company's appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports.

         Causes and Impact of Change on Revenue

         For each of the sources of revenue, the principal elements in addition to those described above which can cause change in the amount of revenue to be realized are (i) an inability to obtain appropriate billing documentation; (ii) an inability to obtain authorizations acceptable to the payer; (iii) utilization of services at levels other than authorized; and (iv) other reasons unrelated to credit risk.

         Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. While it is not possible to predict the degree of change of each element, we believe that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this filing.

         Billing and Receivables Processing

         The Company's billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from "usual and customary" charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company's revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in contractual allowances have not been material for the periods presented in this filing.

         Accounts receivable attributable to major payer sources of reimbursement are as follows:

(Dollars in thousands)

                                                   January 1, 2006                    January 2, 2005
                                         -----------------------------------  -------------------------------
Medicare                                           $  31,623       21%                 $  23,848     17%
Medicaid and Local Government                         20,383       14                     20,391     15
Commercial Insurance and Other                        96,286       65                     94,803     68
                                         -----------------------------------  -------------------------------
Gross Accounts Receivable                            148,292      100%                   139,042    100%
                                                             ===============                     ============
  Less: Allowance for doubtful accounts               (8,657)                             (7,040)
                                         --------------------                 -------------------
   Net Accounts Receivable                         $ 139,635                           $ 132,002
                                         ====================                 ===================

         The Commercial Insurance and Other payer group included Self-Pay accounts receivable of $5.7 million and $5.9 million as of January 1, 2006 and January 2, 2005, respectively.

         Accounts Receivable below further outlines other matters considered with respect to estimating the allowance for doubtful accounts.

         Accounts Receivable

                  Collection Policy
                  -----------------

         The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting the payers to determine why payment has not been made, resubmission of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company's bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company's internal collectors and/or collection agencies in accordance with the Company's standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

         The Company's policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company's evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this filing.

                  Accounts Receivable Reserve Methodology
                  ---------------------------------------

         The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends, by major payer groups including Medicare, Cigna and other payer groups organized by similar type and experience, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. There have not been any material changes in the estimates for the periods presented in this filing. The allowance for doubtful accounts at January 1, 2006, January 2, 2005 and December 28, 2003 was $8.7 million, $7.0 million and $7.9 million, respectively. Additional information regarding the Company's allowance for doubtful accounts can be found in Schedule II - Valuation and Qualifying Accounts on page 71 of this report.

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

         The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company's regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

         Each of the elements described above can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company's consolidated financial statements.

         The cost of claims incurred for fiscal years 2005, 2004 and 2003 was $268.0 million, $269.6 million and $285.9 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company's CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services sold in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

         Obligations Under Insurance Programs

         The Company is obligated for certain costs under various insurance programs, including workers' compensation, professional liability, property and general liability, and employee health and welfare.

         The Company may be subject to workers' compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company's own home health specific historical claims experience, current enrollment statistics and other information. The Company's estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company's consolidated financial statements.

         Workers' compensation and professional and general liability costs were $15.9 million, $14.9 million and $17.5 million for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respec-tively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period. Workers' compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

         The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2005. For fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, employee health and welfare benefit costs were $22.7 million, $19.3 million and $18.0 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company's employee health and welfare claims are recorded in cost of services sold for caregiver associates and in selling, general and administrative costs for administrative associates in the Company's consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

Other Significant Accounting Policies

         Cash and Cash Equivalents

         The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents included amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

         Restricted Cash

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

         Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates carrying value. Auction rate securities of $49.8 million and $71.1 million at January 1, 2006 and January 2, 2005, respectively, are classified as available-for-sale and are available to meet the Company's current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 or 28 days. Contractual maturities of the auction rate securities exceed ten years.

         Debt securities that the Company has the intent and ability to hold to maturity are classified as "held-to-maturity" investments and are reported at amortized cost, which approximates fair value. Held-to-maturity investments, which have contractual maturities of less than one year, consist of government agency bonds of $10 million at January 2, 2005. The Company had no held-to-maturity investments at January 1, 2006.

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

Goodwill and Other Intangible Assets ("SFAS 142")

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value.

         The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill was performed and indicated that there was no impairment of goodwill for the fiscal years 2005, 2004 and 2003. Goodwill, which relates to the Home Healthcare Services segment, amounted to $6.8 million and $1.3 million at January 1, 2006 and January 2, 2005, respectively.

         Identifiable intangible assets were recorded during 2005 in connection with the acquisition described in Note 3 to the consolidated financial statements. The carrying amount and accumulated amortization of each category of identifiable intangible assets as of January 1, 2006 is as follows (in thousands):

                                                        As of January 1, 2006
                                     ------------------------------------------------------------
                                       Gross Carrying        Accumulated
                                           Amount           Amortization          Net Balance
                                     -------------------  ------------------   ------------------
Amortized intangible assets
      Covenants not to compete                  $ 1,198              $ (173)             $ 1,025
      Customer lists                              3,970                (311)               3,659
                                     -------------------  ------------------   ------------------

         Subtotal                                 5,168                (484)               4,684

Unamortized intangible assets:

      Trademarks and other                      $ 1,147                 $ -              $ 1,147

                                     -------------------  ------------------   ------------------
Total intangible assets                         $ 6,315              $ (484)             $ 5,831
                                     ===================  ==================   ==================

         Covenants not to compete and customer lists are amortized over their estimated useful lives which are five and eight years, respectively. The estimated amortization expense for each of the five succeeding fiscal years approximate $740,000 for years 2006 to 2009 and $580,000 in 2010.

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

         Book Overdrafts

         Book overdrafts, representing cash accounts with negative book balances for which there exists no legal right of offset with other accounts, are considered current liabilities. In this regard, book overdrafts of $1.3 million at January 1, 2006 and $8.6 million at January 2, 2005 were included in accounts payable in the accompanying consolidated balance sheets.

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

         The Company has chosen to adopt the disclosure-only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. See Recent Accounting Pronouncements and Note 10.

         Earnings Per Share

         Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

                                                                               For the Fiscal Year Ended
                                                        ------------------------------------------------------------------------
                                                           January 1, 2006          January 2, 2005         December 28, 2003
                                                        ------------------------------------------------------------------------
                                                             (52 weeks)               (53 weeks)               (52 weeks)
Net income                                                           $ 23,365                 $ 26,488                 $ 56,766
--------------------------------------------------------------------------------------------------------------------------------
Basic weighted average common
  shares outstanding                                                   23,267                   24,724                   26,262
Shares issuable upon the assumed exercise
  of stock options and in connection
  with the employee stock purchase plan using the
  treasury stock method                                                 1,660                    1,641                    1,177
                                                        ----------------------   ----------------------   ----------------------
Diluted weighted average common
  shares outstanding                                                   24,927                   26,365                   27,439
                                                        ----------------------   ----------------------   ----------------------
--------------------------------------------------------------------------------------------------------------------------------
  Net income per common share:
     Basic                                                             $ 1.00                   $ 1.07                   $ 2.16
     Diluted                                                           $ 0.94                   $ 1.00                   $ 2.07
--------------------------------------------------------------------------------------------------------------------------------

         Income Taxes

         The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also establishes an appropriate level of additional provision for income taxes in the event that certain positions, which are believed to be supportable, are challenged by tax authorities. These additional provisions are adjusted in light of changing facts and circumstances. If original filing positions are upheld under tax audits, the provision for income taxes will reflect favorable adjustments in the year the positions are upheld.


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

         The carrying amount of the Company's cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and certain other current liabilities approximate fair value because of their short maturity.

         Debt Issuance Costs

         The Company amortizes deferred debt issuance costs over the term of its credit facility.

         Reclassifications and Revisions

         Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the current year presentation including a revision to the consolidated statement of cash flows for fiscal 2004 of approximately $1.5 million from "Financing Activities" to "Operating Activities" related to income tax benefits associated with the exercise of non-qualified stock options and a revision of approximately $2.6 million of net deferred tax assets from current to noncurrent at January 2, 2005.

Recent Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This statement replaces SFAS 123, and supersedes APB
25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) allows for the use of the Black-Scholes valuation model or a lattice option-pricing model to determine the fair value of such awards. SFAS 123(R) is effective for annual periods beginning on or after June 15, 2005, which for the Company is the first quarter of fiscal 2006. Management plans to use the Black-Scholes valuation model to calculate the fair value of its awards.

Note 3.           Acquisitions / Dispositions

         Heritage Home Care Services Acquisition

         On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage Home Care Services, Inc. ("Heritage"), a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.6 million. A valuation analysis of the purchase price was performed and costs have been recorded as Goodwill ($5.4 million), Fixed Assets and Other Assets ($0.4 million), and identifiable intangible assets ($6.3 million). For fiscal year 2005, incremental net revenues resulting from the Heritage acquisition approximated $12.5 million.

         Sale of Canadian Investment

         On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company's Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of income for year ended January 2, 2005.

Note 4.           Restructuring and Other Special Charges

         During fiscal 2005, the Company recorded restructuring and other special charges aggregating $0.9 million.

         Business Realignment Activities

         The Company recorded charges of $0.8 million during the fourth quarter ended January 1, 2006 in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two Regional Care Centers in response to changes primarily in the nature of services provided to Cigna members under a new contract which commenced in early 2006. A portion of the total anticipated charges were reflected in selling, general and administrative expenses in the accompanying consolidated statement of income for the fiscal year ended January 1, 2006. The Company expects to complete this restructuring during the first half of fiscal 2006 and will record the remaining restructuring charges as incurred. The Company anticipates the cost of this restructuring will aggregate approximately $2.2 million which includes compensation and severance costs of $1.8 million and facility lease and other costs of $0.4 million.

         The costs incurred and cash expenditures associated with restructuring activities during fiscal year 2005 by component were as follows (in thousands):

                                            Compensation and        Facility Lease
                                            Severance Costs         and Other Costs              Total
                                          ---------------------  ---------------------  ---------------------
Beginning Balance at January 2, 2005         $             -       $             -        $              -

Charge in 2005                                           770                    19                     789
Cash expenditures                                          -                   (19)                    (19)

                                          ---------------------  ---------------------  ---------------------
Ending Balance at January 1, 2006             $          770       $             -        $            770
                                          =====================  =====================  =====================

         During fiscal 2003, 2004 and 2005, the Company incurred cash expenditures of $2.4 million, $0.4 million and $1.2 million, respectively, primarily associated with facility lease and other costs relating to a restructuring plan adopted in fiscal 2002. In connection with such restructuring plan, the Company recorded charges of $6.8 million, of which $0.9 million related to compensation and severance costs and $5.9 million related to facility lease and other costs.

         The balance of unpaid charges relating to restructuring activities aggregated $2.0 million at January 1, 2006 and $1.9 million at January 2, 2005, which was included in other accrued expenses in the consolidated balance sheets.

         In addition, during the fourth quarter of fiscal 2005, the Company recorded a special charge of $122,000 in connection with the decision to accelerate the vesting of certain stock options. See Note 10 for additional information.

Note 5.           Fixed Assets, Net

(in thousands)                             Useful Lives       January 1, 2006         January 2, 2005
                                          ---------------  ----------------------  -----------------------
Computer equipment and software             3-5 Years                   $ 56,907                 $ 48,122
Furniture and fixtures                       5 Years                      24,488                   22,664
Leasehold improvements                      Lease Term                    11,931                   10,452
Machinery and equipment                      5 Years                       1,986                      754
                                                           ----------------------  -----------------------
                                                                          95,312                   81,992
Less accumulated depreciation                                            (70,343)                 (62,305)
                                                           ----------------------  -----------------------
                                                                        $ 24,969                 $ 19,687
                                                           ======================  =======================

         Depreciation expense was approximately $7.6 million in fiscal 2005, $7.3 million in fiscal 2004 and $6.9 million in fiscal 2003.

         During the fourth quarter of fiscal 2004, the Company recorded a writedown of approximately $1.4 million relating to purchased software for which it was determined there was minimal future value.

Note 6.           Long-Term Debt

         Prior to February 28, 2006, the Company had a credit facility, as amended, as described below, that provided up to $55 million in borrowings, including up to $40 million which was available for letters of credit. The Company could borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.

         At the Company's option, the interest rate on borrowings under the credit facility was based on the London Interbank Offered Rates (LIBOR) plus 3.0 percent or the lender's prime rate plus 1.0 percent. In addition, the Company was required to pay a fee equal to 2.25 percent per annum of the aggregate face amount of outstanding letters of credit. The Company was also subject to an unused line fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit facility amount and the total outstanding borrowings and letters of credit. If the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding certain restructuring costs and special charges, fell below $20 million, the applicable margins for LIBOR and prime rate borrowings would increase to 3.25 percent and 1.25 percent, respectively, and the letter of credit and unused line fees would increase to 2.5 percent and 0.50 percent, respectively. The higher margins and fees were in effect prior to June 1, 2003.

         The credit facility, which was scheduled to expire in June 2006, included certain covenants requiring the Company to maintain a minimum tangible net worth of $101.6 million, minimum EBITDA, as defined, and a minimum fixed charge coverage ratio, as defined. Other covenants in the credit facility included limitation on mergers, consolidations, acquisitions, indebtedness, liens, distributions including dividends, capital expenditures, stock repurchases and dispositions of assets and other limitations with respect to the Company's operations. On August 7, 2003, May 26, 2004 and April 4, 2005, the credit facility was amended to make covenants relating to acquisitions and stock repurchases less restrictive, provided that the Company maintained minimum excess aggregate liquidity, as defined in the amendment, equal to at least $60 million, and to allow for the disposition of certain assets. As of January 1, 2006, the Company was in compliance with the covenants in the credit facility, as amended.

         The credit facility provided that subsequent to June 12, 2005, the Company could terminate the credit facility without incurring an early termination fee. The credit facility was terminated on February 28, 2006 and replaced with a new credit agreement that provides for a $370 million seven year term loan and a $75 million six year revolving credit facility which are further described under the heading "Credit Agreement" in Note 14 to the consolidated financial statements.

         Total outstanding letters of credit were approximately $20.2 million at January 1, 2006 and at January 2, 2005. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company's workers' compensation program and for certain other commitments. There were no borrowings outstanding under the credit facility as of January 1, 2006 and January 2, 2005. The Company also had outstanding surety bonds of $2.5 million and $1.0 million at January 1, 2006 and January 2, 2005, respectively.

         The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

         Net interest income for fiscal years 2005, 2004 and 2003 was approximately $1.9 million, $1.0 million and $0.4 million, respectively. Net interest income represented interest income of approximately $2.9 million for fiscal 2005, $2.0 million for fiscal 2004 and $1.5 million for fiscal 2003, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

Note 7.           Shareholders' Equity

         The Company's authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock ("cumulative preferred stock").

         Since May 2003, the Company has announced five stock repurchase programs authorized by the Company's Board of Directors, under which the Company could repurchase and retire up to an aggregate of 6,000,000 shares of its outstanding common stock. A summary of the shares repurchased under each program follows:

         Date                                   Shares                             Average
       Program            Shares             Repurchased                           Cost per         Program
      Announced         Authorized      as of January 1, 2006       Total Cost       Share       Completion Date
      ---------         ----------      ---------------------       ----------       -----       ---------------
     May 16, 2003        1,000,000                  1,000,000       $ 9,082,353     $ 9.08         July 23, 2003
   August 7, 2003        1,500,000                  1,500,000        20,779,291      13.85          July 8, 2004
     May 26, 2004        1,000,000                  1,000,000        15,290,952      15.29      October 13, 2004
  August 10, 2004        1,000,000                  1,000,000        15,890,390      15.89        April 27, 2005
   April 14, 2005        1,500,000                    816,604        12,888,237      15.78
                    -------------------------------------------------------------------------
                         6,000,000                  5,316,604      $ 73,931,223    $ 13.91
                    =========================================================================

         During the past three fiscal years, the number of shares of common stock repurchased by the Company, total cost of share repurchases and average cost per share were as follows:

                                                                 Average
                              Shares                            Cost per
                           Repurchased        Total Cost          Share
                           -----------       ------------         -----
Fiscal 2003                 1,438,464        $ 14,423,557       $ 10.03
Fiscal 2004                 2,553,140          38,401,397         15.04
Fiscal 2005                 1,325,000          21,106,269         15.93
                     ---------------------------------------------------
   Total                    5,316,604        $ 73,931,223       $ 13.91
                     ===================================================

         The repurchases have occurred periodically in the open market or through privately negotiated transactions based on market conditions and other factors. As of January 1, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Note 8.                    Legal Matters

Litigation

         In addition to the matters referenced in this Note 8, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

         The following legal matter was settled during fiscal year 2004.

         Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services,
         -----------------------------------------------------------------------
U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court's docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002. The Company denied the allegations of wrongdoing in the complaint. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. In December 2004, the parties reached a settlement, and the case was dismissed with prejudice on December 21, 2004. The amount of the settlement was not material.

Indemnifications

         Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation ("Olsten"), the former parent corporation of the Company (the "Split-Off"). In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business, including tax liabilities for periods prior to the Split-Off date. See
Note 11 to the consolidated financial statements.

Government Matters

         PRRB Appeal
         -----------

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

         The fiscal intermediary is currently in the process of reopening the 1999 cost reports and the Company anticipates completion of the reopening during the first quarter of fiscal 2006. The Company expects to receive funds in excess of $5.5 million related to the 1999 cost reports. Of the total amount, approximately $3.6 million was received and recorded as net revenues during fiscal 2005.

         The time frame for resolving all items relating to the 2000 cost reports cannot be determined at this time.

         Subpoenas
         ---------

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

Note 9.           Commitments

         The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $18.0 million in 2005, $16.8 million in 2004 and $15.3 million in 2003.

         Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at January 1, 2006 are as follows (in thousands):

     Fiscal Year          Total Commitment       Sublease Rentals          Net
----------------------  ---------------------   -------------------   ---------------
        2006                       $17,566                 $765              $16,801
        2007                        12,428                  701               11,727
        2008                         7,954                   95                7,859
        2009                         5,940                    8                5,932
        2010                         3,046                    5                3,041
     Thereafter                      1,500                    -                1,500

         See Note 14 for information about the Company's commitments following the acquisition of Healthfield.

Note 10.          Stock Plans

         In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan") as a replacement for the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company's common stock on the date of grant. As of January 1, 2006, the Company had 3,182,457 shares available for issuance under the 2004 Plan.

         In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which provided for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors might elect to receive in cash and the remainder of which would be paid in the form of shares of common stock of the Company, and also allowed deferral of such payment of shares until termination of a director's service. The plan was amended and restated on January 1, 2004 and now provides for the deferral of annual retainer fees under the plan only into stock units, which are to be paid to non-employee directors as shares of the

Company's common stock following termination of a director's service. The total number of shares of common stock reserved for issuance under this plan is 150,000, of which 47,313 shares were available for future grants as of January 1, 2006. During fiscal 2005, 2004 and 2003, the Company issued stock units or shares in the amounts of 15,763, 18,365 and 7,575, respectively, under the plan. As of January 1, 2006, 67,392 stock units were outstanding under the plan.

         In 1999, the Company adopted an employee stock purchase plan ("ESPP"). All employees of the Company, who have been employed for 60 days or more prior to the beginning of an offering period and who customarily work at least twenty hours per week are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company's Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP is the lesser of 85 percent of the fair market value of the Company's common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee's compensation during the period of the offering. The Company's Board of Directors approved an amendment of the ESPP, effective February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to, among other things, increase the aggregate number of shares of Gentiva common stock available for issuance under the Company's ESPP by 1,200,000 shares, to a total of 2,400,000 shares, of which 1,147,770 shares were available for future issuance as of January 1, 2006. During fiscal 2005, 2004 and 2003, the Company issued 221,317 shares, 329,443 shares and 280,664 shares, respectively, under the ESPP.

         A summary of Gentiva stock options for fiscal 2005, fiscal 2004 and fiscal 2003 is presented below:

                                                     2005                           2004                          2003
                                       -------------------------------- ------------------------------ -----------------------------
                                                         Weighted                       Weighted                        Weighted
                                         Stock            average        Stock           average         Stock          average
                                        Options       exercise price    Options       exercise price    Options      exercise price
                                       ------------- ----------------- ------------- ----------------- ------------- ---------------
Options outstanding, beginning of year    3,214,585            $ 8.33     2,686,296            $ 6.14     2,549,667           $ 4.75
     Granted                                950,600             16.39     1,035,100             12.93       740,900             8.85
     Exercised                             (413,247)             6.54      (347,804)             4.30      (452,338)            2.12
     Cancelled/forfeitures                 (183,650)            14.29      (159,007)             9.97      (151,933)            7.99
                                       ------------- ----------------- ------------- ----------------- ------------- ---------------
Options outstanding, end of year          3,568,288           $ 10.38     3,214,585            $ 8.33     2,686,296           $ 6.14
                                       ============= ================= ============= ================= ============= ===============
Options exercisable, end of year          2,585,161            $ 8.42     1,664,893            $ 6.07     1,345,570           $ 4.07
                                       ============= ================= ============= ================= ============= ===============

         The following table summarizes information about Gentiva stock options outstanding at January 1, 2006:

                                         Options Outstanding                        Options Exercisable
                            ------------------------------------------------   -----------------------------
                                Number        Weighted         Weighted            Number        Weighted
                                  at           average         average               at           average
                              January 1,      exercise        remaining          January 1,      exercise
 Range of exercise price         2006           price      contractual life         2006           price
--------------------------  ---------------  ------------  -----------------   ---------------  ------------
$1.07  to $1.74                      211,876      $ 1.69               3.99           211,876        $ 1.69
$2.02  to $3.91                      399,306        3.78               4.15           399,306          3.78
$7.50  to $7.50                      683,371        7.50               6.19           683,371          7.50
$8.13  to $8.74                      491,001        8.72               6.82           384,174          8.71
$9.45 to $12.87                      901,934       12.58               7.96           901,934         12.58
$15.24  to $18.27                    880,800       16.38               9.03             4,500         15.77
                            ---------------  ------------  -----------------   ---------------  ------------
$1.07  to $18.27                  3,568,288      $ 10.38               7.07         2,585,161        $ 8.42
                            ===============  ============  =================   ===============  ============

         Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule which provides for one-third vesting after years one, three and four. Prior to the acceleration of vesting of certain stock options effective as of December 30, 2005, as discussed in more detail below, stock option grants that were awarded in fiscal 2004 and prior years were scheduled to fully vest over periods ranging from three to six years.

         As of January 3, 2006, an additional 385,394 outstanding options become exercisable, resulting in a total of 2,970,555 exercisable options with a weighted average exercise price of $9.17 as of that date.

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

         The weighted average fair values of the Company's stock options granted during fiscal years 2005, 2004 and 2003, calculated using the Black-Scholes option pricing model, and other assumptions are as follows:

                                                          Fiscal Year Ended
                                 --------------------------------------------------------------------
                                    January 1, 2006        January 2, 2005       December 28, 2003
                                 --------------------------------------------------------------------
Weighted average fair value
    of options granted                         $ 6.13                 $ 5.47                 $ 5.24
Risk-free interest rate                          3.73%                  3.36%                  3.51%
Expected volatility                                35%                    37%                    60%
Contractual life                             10 years               10 years               10 years
Expected dividend yield                             0%                     0%                     0%

         For stock options granted during the fiscal 2005 period, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience. For stock options granted during the fiscal 2004 and prior periods, the expected life is estimated to be two years following the date all options comprising the grant were originally scheduled to become fully vested and forfeitures are reflected in the calculation as they occur.

         Pro forma compensation expense is calculated for the fair value of the employee's purchase rights under the ESPP, using the Black-Scholes model. Assumptions for fiscal years 2005, 2004 and 2003 are as follows:

                                                                      Fiscal Year Ended
                         -------------------------------------------------------------------------------------------------------
                                 January 1, 2006                   January 2, 2005                     December 28, 2003
                         --------------------------------  ---------------------------------  ----------------------------------
                          1st Offering    2nd Offering      1st Offering    2nd Offering        1st Offering    2nd Offering
                             Period          Period            Period          Period              Period          Period
                          ------------    ------------      ------------    ------------        ------------    ------------
Risk-free interest rate            2.63%           3.32%             1.02%            1.76%              1.25%            0.97%
Expected volatility                  27%             33%               28%              30%                32%              29%
Expected life                  0.5 years       0.5 years         0.5 years        0.5 years          0.5 years        0.5 years
Expected dividend yield               0%              0%                0%               0%                 0%               0%

         The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

                                                                                   For the Fiscal Year Ended
                                                              ---------------------------------------------------------------------
                                                                 January 1, 2006        January 2, 2005        December 28, 2003
                                                              ---------------------- ----------------------  ----------------------
                                                                   (52 weeks)             (53 weeks)              (52 weeks)
Net income - as reported                                                   $ 23,365               $ 26,488                $ 56,766
Deduct:  Total stock-based compensation expense
         determined under fair value based method for
         all awards, net of tax                                              (5,818)                (2,442)                 (1,575)
                                                              ---------------------- ----------------------  ----------------------
Net income - pro forma                                                     $ 17,547               $ 24,046                $ 55,191
                                                              ====================== ======================  ======================

Basic income per share - as reported                                         $ 1.00                 $ 1.07                  $ 2.16
Basic income per share - pro forma                                           $ 0.75                 $ 0.97                  $ 2.10

Diluted income per share - as reported                                       $ 0.94                 $ 1.00                  $ 2.07
Diluted income per share - pro forma                                         $ 0.70                 $ 0.91                  $ 2.01

         On December 15, 2005, the Compensation, Corporate Governance and Nominating Committee of the Board of Directors of the Company approved the acceleration of vesting of stock options exercisable for approximately 716,000 shares of the Company's common stock under the Company's 1999 Stock Incentive Plan, so that the options became fully vested and exercisable as of the close of business on December 30, 2005. The other terms of the options remain unchanged. The affected options, which represented approximately 20 percent of the

Company's total outstanding options, were granted from June 14, 2002 through January 27, 2004 and have exercise prices that range from $7.50 to 12.87 per share and a weighted average exercise price of $11.08 per share. These options include approximately 393,000 options held by the executive officers of the Company. Of the options subject to accelerated vesting, approximately 52 percent had original vesting dates between January 27, 2006 and January 3, 2007 and approximately 37 percent had original vesting dates between January 27, 2007 and December 31, 2007, with the remainder vesting after December 31, 2007.

         Accelerating the vesting of these options eliminates the future compensation expense that the Company would have otherwise recognized in its consolidated statements of income with respect to these options when SFAS 123R became effective. SFAS 123R became effective for the Company on January 2, 2006, and requires that compensation expense associated with stock options be recognized in the Company's consolidated statements of income, instead of as previously presented, on a pro-forma basis within a footnote disclosure included in the Company's consolidated financial statements. The future compensation expense that is eliminated as a result of the acceleration of the vesting of these options is approximately $2.3 million on an after tax basis. This expense is included as a component of the $5.8 million of total stock-based compensation expense for the fiscal year ended January 1, 2006 that is reflected in the pro-forma table above.

         Income before income taxes for fiscal year 2005 included a charge of $122,000, representing the estimated benefit of accelerating the vesting of options granted to individuals who might otherwise terminate and forfeit the benefit of such options prior to their original vesting date.

Note 11.          Income Taxes

         Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

                                                                         Fiscal Year Ended
                                              -----------------------------------------------------------------------
                                                January 1, 2006           January 2, 2005         December 28, 2003
                                              ---------------------    ---------------------    ---------------------
                                                   (52 weeks)               (53 weeks)               (52 weeks)
Current
     Federal                                              $ (4,796)                 $ 3,534                      $ -
     State and local                                           324                    1,048                    1,567
                                              ---------------------    ---------------------    ---------------------
                                                            (4,472)                   4,582                    1,567
                                              ---------------------    ---------------------    ---------------------
Deferred
     Federal                                                11,362                   10,472                  (31,875)
     State and local                                         1,587                   (1,361)                  (3,160)
                                              ---------------------    ---------------------    ---------------------
                                                            12,949                    9,111                  (35,035)
                                              ---------------------    ---------------------    ---------------------
Income tax expense (benefit)                               $ 8,477                 $ 13,693                $ (33,468)
                                              =====================    =====================    =====================

         A reconciliation of the differences between income taxes computed at federal statutory rate and provisions (benefits) for income taxes for each year are as follows (in thousands):

                                                                                     Fiscal Year Ended
                                                          ----------------------------------------------------------------------
                                                             January 1, 2006          January 2, 2005       December 28, 2003
                                                          -----------------------  ----------------------  ---------------------
                                                                (52 weeks)              (53 weeks)             (52 weeks)
 Income tax expense computed at Federal statutory tax rate              $ 11,145                $ 14,063                $ 8,162

 State income taxes, net of Federal benefit                                1,759                  (5,034)                 1,019
 Nondeductible meals and entertainment                                       194                     237                    167
 Tax exempt interest                                                        (341)                      -                      -
 Release of tax reserve                                                   (4,200)                      -                   (177)
 Deferred rate differential                                                    -                       -                  1,142
 Decrease in Federal valuation allowance                                       -                       -                (44,438)
 Increase in State valuation allowance                                         -                   4,455                      -
 Other                                                                       (80)                    (28)                   657
                                                          -----------------------  ----------------------  ---------------------
 Income tax expense (benefit)                                            $ 8,477                $ 13,693              $ (33,468)
                                                          =======================  ======================  =====================

         The Company recorded federal and state income taxes of approximately $8.5 million for fiscal 2005 compared to $13.7 million for fiscal 2004. The difference between the effective rate of 26.6 percent for fiscal 2005 and the statutory rate was due primarily to the release of $4.2 million of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with the Split-Off from Olsten in March 2000.

         The difference between the Company's effective rate of approximately
34.1 percent for fiscal 2004 and the statutory rate was due primarily to state taxes offset by the recognition of certain state net operating loss carryforwards.

         For fiscal 2003, the Company recorded an income tax benefit instead of income tax expense at the statutory rate due to the utilization and reversal of tax valuation allowances offset somewhat by state income taxes and various other items. The Company had maintained a valuation allowance for its deferred tax assets as of December 29, 2002, since the absence of historical pre-tax income created uncertainty about the Company's ability to realize tax benefits in future years. During the interim periods of fiscal 2003, a portion of the valuation allowance ($9.4 million) was utilized to offset a corresponding decrease in net deferred tax assets. The remaining valuation allowance was reversed at the end of fiscal 2003 based on management's belief that it was more likely than not that all of the Company's net deferred tax assets would be realized due to the Company's achieved earnings trends and outlook. In this regard, $44.4 million was recorded as an income tax benefit in fiscal 2003 and $19.5 million was credited directly to shareholders' equity to reflect the portion of the valuation allowance associated with stock compensation tax benefits.

         Deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                                   January 1, 2006           January 2, 2005
                                                               ----------------------    ----------------------
Deferred tax assets
     Current:
         Reserves and allowances                                            $ 10,477                  $ 19,348
         Federal net operating loss and other carryforwards                    3,325                       793
         Other                                                                 2,172                     1,148
                                                               ----------------------    ----------------------
     Total current deferred tax assets                                        15,974                    21,289

     Noncurrent:
         Intangible assets                                                    22,074                    25,772
         State net operating loss                                              6,657                     7,027
         Less:  valuation allowance                                           (4,124)                   (4,455)
                                                               ----------------------    ----------------------
     Total noncurrent deferred tax assets                                     24,607                    28,344
                                                               ----------------------    ----------------------
         Total assets                                                         40,581                    49,633
                                                               ----------------------    ----------------------

Deferred tax liabilities:
     Noncurrent:
         Fixed assets                                                         (2,375)                   (2,707)
         Developed software                                                   (3,504)                   (1,233)
         Other                                                                  (629)                     (599)
                                                               ----------------------    ----------------------
     Total non-current deferred tax liabilities                               (6,508)                   (4,539)
                                                               ----------------------    ----------------------
Net deferred tax assets                                                     $ 34,073                  $ 45,094
                                                               ======================    ======================

         In the fourth quarter of fiscal 2005, the Company transferred the self insured portion of its workers' compensation and medical malpractice liabilities to a newly established and wholly-owned captive insurance company. The transfer resulted in a reduction of deferred tax assets, a reduction in current taxes payable and the creation of federal and state net operating loss carryforwards. The captive insurance company may have a future impact on the Company's effective state tax rate.

         Prior to fiscal year 2004, the state tax history of certain subsidiaries indicated cumulative losses and a lack of state tax audit experience. As a result, the Company believed there was a remote likelihood that the value of related state tax loss carryforwards would be realized, and no deferred tax assets were recorded. During fiscal 2004, these subsidiaries reflected cumulative income on a state filing basis and certain state tax audits were settled. The Company performed a review of state net operating loss carryforwards and recorded a deferred tax asset of $7.0 million and a valuation allowance of $4.5 million in the fourth quarter of fiscal 2004.

         At January 1, 2006, the Company had federal tax credit carryforwards of $1.3 million and federal net operating loss carryforwards, which will expire in 2025, of $5.7 million. Deferred tax assets relating to the federal net operating carryforwards approximate $2.0 million. In addition, the Company had state net operating loss carryforwards of approximately $142 million, which expire between 2006 and 2013. Deferred tax assets relating to the state net operating loss carryforwards approximate $6.7 million. A valuation allowance of $4.1 million has been recorded to reduce the deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

Note 12.          Benefit Plans for Permanent Employees

         The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company's non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of January 1, 2006 and January 2, 2005 totaling approximately $16.0 million and $12.9 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

         Company contributions under the defined contribution plans were approximately $2.5 million in 2005, $2.5 million in 2004 and $1.8 million in 2003.

Note 13.          Business Segment Information

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

         The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below, as well as Gentiva Consulting.

         Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company also delivers services to its customers through focused specialty programs that include:

         o Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;
         o Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;
         o Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment; and
         o Gentiva Rehab Without Walls(R), which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

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

         Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal and human resource benefits and administration. The Company's senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and interest income, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Home Healthcare Services segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Healthcare Services segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

         Segment information about the Company's operations is as follows (in thousands):

                                           Home Healthcare
                                              Services                  CareCentrix                   Total
                                        ----------------------     ----------------------    ------------------------
Twelve months ended January 1, 2006
-----------------------------------
Net revenue - segments                              $ 552,516 (1)              $ 333,010 (2)               $ 885,526
                                        ======================     ======================
Intersegment revenues                                                                                        (16,683)
                                                                                             ------------------------
Total net revenue                                                                                          $ 868,843
                                                                                             ========================
Operating contribution                               $ 54,531 (1)               $ 26,006 (2)                $ 80,537
                                        ======================     ======================
Corporate expenses                                                                                           (42,482)(3)
Depreciation and amortization                                                                                 (8,091)
Interest income, net                                                                                           1,878
                                                                                             ------------------------
Income before income taxes                                                                                  $ 31,842
                                                                                             ========================
Segment assets                                       $ 72,920                   $ 67,466                   $ 140,386
                                        ======================     ======================
Intersegment assets                                                                                             (752)
Corporate assets                                                                                             186,931
                                                                                             ------------------------
Total assets                                                                                               $ 326,565
                                                                                             ========================

Twelve months ended January 2, 2005
-----------------------------------
Net revenue - segments                              $ 523,017 (4)              $ 343,541                   $ 866,558
                                        ======================     ======================
Intersegment revenues                                                                                        (20,794)
                                                                                             ------------------------
Total net revenue                                                                                          $ 845,764
                                                                                             ========================
Operating contribution                               $ 56,069 (4)               $ 36,783                    $ 92,852
                                        ======================     ======================
Corporate expenses                                                                                           (47,265)
Gain on sale of Canadian Investment                                                                              946
Depreciation and amortization                                                                                 (7,329)
Interest income, net                                                                                             977
                                                                                             ------------------------
Income before income taxes                                                                                  $ 40,181
                                                                                             ========================
Segment assets                                       $ 66,914                   $ 66,047                   $ 132,961
                                        ======================     ======================
Intersegment assets                                                                                             (958)
Corporate assets                                                                                             200,095
                                                                                             ------------------------
Total assets                                                                                               $ 332,098
                                                                                             ========================

Twelve months ended December 28, 2003
-------------------------------------
Net revenue - segments                              $ 484,739                  $ 353,052                   $ 837,791
                                        ======================     ======================
Intersegment revenues                                                                                        (23,762)
                                                                                             ------------------------
Total net revenue                                                                                          $ 814,029
                                                                                             ========================
Operating contribution                               $ 37,280                   $ 32,034                    $ 69,314
                                        ======================     ======================
Corporate expenses                                                                                           (39,606)
Depreciation and amortization                                                                                 (6,851)
Interest income, net                                                                                             441
                                                                                             ------------------------
Income before income taxes                                                                                  $ 23,298
                                                                                             ========================
Segment assets                                       $ 70,712                   $ 64,132                   $ 134,844
                                        ======================     ======================
Intersegment assets                                                                                           (1,844)
Corporate assets                                                                                             209,513
                                                                                             ------------------------
Total assets                                                                                               $ 342,513
                                                                                             ========================

     (1) For fiscal 2005, Home Healthcare Services segment net revenues and operating contribution include $3.6 million associated with the favorable settlement of the Company's Medicare cost report appeal for 1999.

         In addition, operating contribution reflects a $1.2 million gain relating to a disposition of an underperforming location.

         During the second quarter of fiscal 2003, CMS initiated a project to recover, over a 24 month period, overpayments to providers relating to partial episode payments ("PEPs") for overlapping episodes of service during the period prior to and through April 2003. PEPs occur if a patient is discharged but readmitted to another agency within the same sixty day period. The Company had established reserves for such PEPs in fiscal 2002 and 2003 based on information available at that time. During the third quarter of fiscal 2005 it was determined that CMS had completed its recovery project resulting in an excess re-serve. In connection with this item, Home Healthcare Services segment net revenues and operating contribution for fiscal 2005 included a positive adjustment of approximately $0.7 million.

     (2) For fiscal 2005, CareCentrix segment results reflected a revenue adjustment of approximately $1.1 million and a reduction in operating contribution of $0.8 million, in connection with a change in estimate relating to certain home healthcare services provided to a managed care customer and $0.8 million related to restructuring charges. For fiscal 2004, operating contribution included a positive adjustment of $0.7 million relating to a change in estimated costs payable to providers as the Company completed its reconfiguration of the home medical equipment network.

     (3) For the fiscal year ended January 1, 2006, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement and a charge of $0.1 million in connection with the decision to accelerate the vesting of certain stock options. See
         Note 10 for additional information.

     (4) For fiscal 2004, Home Healthcare Services segment net revenues and operating contribution included special items of $9.4 million, representing $10.4 million received in settlement of the Company's appeal filed with the PRRB related to the reopening of its 1998 and 1997 cost reports, net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of PPS in October 2000 (See
         Note 8.) The CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

Note 14.          Subsequent Events

         Healthfield Acquisition

         On February 28, 2006, the Company completed the acquisition of 100% of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $454 million in cash and shares of Gentiva common stock, excluding transaction costs and subject to post-closing adjustments. Management funded the purchase price from approximately $370 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price will be used to refinance Healthfield's existing net indebtedness.

         The Company acquired Healthfield to strengthen and expand its presence in the Southeast United States which has favorable demographic trends and includes important Certificate of Need states, diversify the Company's business mix, provide a meaningful platform into hospice, provide expansion into new business lines such as DME, respiratory and infusion and expand its current specialty programs.

         The transaction will be accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). Accordingly, Healthfield's results of operations will be included in the Company's consolidated financial statements from the date of its acquisition, February 28, 2006. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management and an independent valuation analysis of the intangible assets acquired. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

         Credit Agreement

         On February 28, 2006, the Company entered into a Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent.

         The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of

1% per annum (with the remaining balance due at maturity on March 13, 2013) and
(ii) a six year revolving credit facility of $75.0 million, of which $55.0 million will be available for the issuance of letters of credit and $10.0 million will be available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility. Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25% for Base Rate Loans and 2.25% for Eurodollar Rate Loans) for the revolving credit facility and at Base Rate or Eurodollar Rate (plus 1.25% for Base Rate Loans and 2.25% for Eurodollar Rate Loans) for the term loan. After the completion of two post-closing fiscal quarters, such interest may be reduced if the Company meets certain reduced leverage targets. Overdue amounts bear interest at 2% per annum above the applicable rate.

         The Credit Agreement requires the Company to meet certain financial tests, including a consolidated leverage ratio (as defined) and an interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on its property; (iii) incur debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; and (vi) pay dividends or acquire capital stock of the Company or its subsidiaries.

         Guarantee and Collateral Agreement

         On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent (the "Guarantee and Collateral Agreement"). The Guarantee and Collateral Agreement grants a security interest in all personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company's obligations under the Credit Agreement by substantially all subsidiaries of the Company.

         Two Alabama properties owned by a subsidiary of Healthfield will be subject to mortgages dated February 28, 2006.

Note 15.          Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
                                                  First             Second            Third             Fourth
                                                 Quarter           Quarter           Quarter           Quarter
                                              --------------   ---------------   ---------------   ---------------
Year ended January 1, 2006 (52 weeks)
Net revenues                                      $ 207,107         $ 220,135         $ 219,559         $ 222,042 (2)
Gross profit                                         79,878            81,507            81,015            84,350 (2)
Net income                                            4,125             8,650 (1)         4,251             6,339 (2)

Earnings Per Share:
   Net income - basic                                  0.18              0.37              0.18              0.28
   Net income - diluted                                0.17              0.35              0.17              0.26

Weighted average shares outstanding:
   Basic                                             23,445            23,271            23,329            23,021
   Diluted                                           25,003            24,935            25,076            24,401

                                                  First            Second            Third             Fourth
                                                 Quarter          Quarter           Quarter           Quarter
                                              --------------   ---------------   ---------------   ---------------
Year ended January 2, 2005 (53 weeks)
Net revenues                                      $ 213,905 (3)     $ 208,248         $ 198,070 (5)     $ 225,541 (6)
Gross profit                                         83,262 (3)        78,338            75,531 (5)        86,798 (6)
Net income                                            9,230 (3)         5,965 (4)         4,399 (5)         6,894 (6)

Earnings Per Share:
   Net income - basic                                  0.36              0.24              0.18              0.29
   Net income - diluted                                0.34              0.22              0.17              0.27

Weighted average shares outstanding:
   Basic                                             25,542            25,068            24,422            23,865
   Diluted                                           27,084            26,818            26,034            25,487

     (1) Net income for the second quarter of fiscal 2005 includes a tax benefit of $4.2 million associated with the release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. During the second quarter the Company's effective tax rate was 10% due to the release of tax reserves and state taxes. See Note 11 to the Company's consolidated financial statements.

     (2) For the fourth quarter of fiscal 2005, net revenues and gross profit include special items of $3.6 million related to the partial settlement of the Company's Medicare cost report appeals for 1999. Net income includes a pre-tax charge of $0.9 million related to restructuring and other special items. See Notes 4 and 8 to the Company's consolidated financial statements.

     (3) Net revenues and gross profit for the first quarter of fiscal 2004 include special items of $8.0 million, representing $9.0 million related to the favorable settlement of the Company's Medicare cost report appeals for 1997 net of a $1.0 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. See Note 8 to the Company's consolidated financial statements.

     (4) Net income for the second quarter of fiscal 2004 includes $0.9 million relating to a pre-tax gain on the sale of a Canadian investment. See
         Note 3 to the Company's consolidated financial statements.

     (5) Net revenues and gross profit for the third quarter of fiscal 2004 include special items of $1.1 million related to the partial settlement of the Company's Medicare cost report appeals for 1998. During the third quarter of fiscal 2004, the Company's effective tax rate was 35.3% due to recognition of certain state net operating losses. See Notes 8 and 11 to the Company's consolidated financial statements.

     (6) Net revenues and gross profit for the fourth quarter of fiscal 2004 include special items of $0.3 million related to the remaining settlement of the Company's Medicare cost report appeals for 1998. During the fourth quarter of fiscal 2004, the Company's effective tax rate was 18.7% due to recognition of certain state net operating losses. See Notes 8 and 11 to the Company's consolidated financial statements.

                 GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JANUARY 1, 2006
                                 (in thousands)

                                                                      Additions
                                                      Balance at      charged to                       Balance
                                                     beginning of     costs and                        at end
                                                        period         expenses       Deductions      of period
                                                    -------------     -----------     ----------      ---------
Allowance for Doubtful Accounts:
For the Year Ended January 1, 2006                       $7,040          $6,422         $(4,805)         $8,657
For the Year Ended January 2, 2005                        7,936           6,722          (7,618)          7,040
For the Year Ended December 28, 2003                      9,032           7,684          (8,780)          7,936

Valuation allowance on deferred tax assets:
For the Year Ended January 1, 2006                       $4,455              $0           $(331)         $4,124
For the Year Ended January 2, 2005                            0           4,455              (0)          4,455
For the Year Ended December 28, 2003 (a)                 63,892               0         (63,892)              0

(a) For fiscal year 2003, $44.4 million was recorded as an income tax benefit in fiscal 2003 and $19.5 million was credited directly to shareholders' equity to reflect the portion of the valuation allowance associated with stock compensation tax benefits. See Note 11 to the Company's consolidated financial statements.

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

Management's Report on Internal Control over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded Heritage Home Care Services, Inc. ("Heritage") from our assessment of internal control over financial reporting as of January 1, 2006 because it was acquired by the Company in a purchase business combination during 2005. Total net revenues of Heritage represent approximately 2 percent of the related consolidated financial statement amount for the year ended January 1, 2006. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 73 and 74, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of January 1, 2006.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gentiva Health Services, Inc. and Subsidiaries:

We have completed integrated audits of Gentiva Health Services, Inc. and Subsidiaries (the "Company") fiscal 2005 and 2004 consolidated financial statements and of their internal control over financial reporting as of January 1, 2006, and an audit of their fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Form 10-K present fairly, in all material respects, the financial position of the Company at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Heritage Home Care Services, Inc. ("Heritage") from its assessment of internal control over financial reporting as of January 1, 2006 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Heritage from our audit of internal control over financial reporting. Heritage revenues represent approximately 2 percent of the related consolidated financial statement amount for the year ended January 1, 2006.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 17, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no such changes or disagreements.

Item 9A. Controls and Procedures

         Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal control over financial reporting, as well as an attestation report from the Company's independent registered public accounting firm on management's assessment of the effectiveness of the Company's internal control over financial reporting. Management's Report on Internal Control over Financial Reporting and the related attestation report from the Company's independent registered public accounting firm are located on pages 72 and 73-74, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

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

         As required by the Exchange Act Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting to determine whether any change occurred during the quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B. Other Information

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Information required by this item regarding the directors of the Company is incorporated herein by reference to information under the captions "Proposal 2 Election of Directors" and "Board of Directors and Committees" to be contained in the Company's Proxy Statement to be filed with the SEC with regard to the Company's 2006 Annual Meeting of Shareholders ("2006 Proxy Statement"). See also the information regarding executive officers of the Company at the end of PART I hereof, which is incorporated herein by reference.

         Certain other information required by this item is incorporated herein by reference to information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Company's 2006 Proxy Statement.

         The Company has adopted a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to the Company's Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or Controller. A copy of the Code of Ethics is posted on the Company's Internet website www.gentiva.com under the "Investor Relations" section. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver on its website.

Item 11.          Executive Compensation

         Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions "Executive Compensation" and "Board of Directors and Committees," respectively, to be contained in the Company's 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information required by this item regarding the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Company's 2006 Proxy Statement.

         Certain other information required by this item regarding securities authorized for issuance under the Company's equity compensation plans is incorporated herein by reference to information under the caption "Equity Compensation Plan Information" to be contained in the Company's 2006 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

         Information required by this item regarding certain relationships and related transactions between the Company and its directors, executive officers and greater than 5 percent beneficial owners is incorporated herein by reference to information under the caption "Certain Relationships and Related Transactions" to be contained in the Company's 2006 Proxy Statement.

Item 14.          Principal Accountant Fees and Services

         Information regarding principal accountant fees and services is incorporated herein by reference to information under the caption "Proposal 3 Appointment of Independent Registered Public Accounting Firm" to be contained in the Company's 2006 Proxy Statement.

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

                                                                                                         Page No.
                                                                                                         --------
    |X|  Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005.......................       43

    |X|  Consolidated Statements of Income for the three years ended January 1, 2006.................       44

    |X|  Consolidated Statements of Changes in Shareholders' Equity for the three
         years ended January 1, 2006.................................................................       45

    |X|  Consolidated Statements of Cash Flows for the three years ended January 1, 2006.............       46

    |X|  Notes to Consolidated Financial Statements..................................................     47 - 70

(a)(2) Financial Statement Schedule

    |X|  Schedule II - Valuation and Qualifying Accounts for the three years ended January 1, 2006......     71

(a)(3) Exhibit

Exhibit
Number   Description
------   -----------
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

10.4     Form of Rights Agreement dated March 2, 2000 between the Company and
         EquiServe Trust Company, N.A., as rights agent (3)

10.5     Executive Officers Bonus Plan, as amended (5)*

Exhibit
Number   Description
------   -----------
10.6     1999 Stock Incentive Plan (6)*

10.7     2004 Equity Incentive Plan (7)*

10.8 Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004 (8)*

10.9     Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee
         Directors, as amended and restated as of January 1, 2004 (9)*

10.10    Employee Stock Purchase Plan, as amended (10)*

10.11    Nonqualified Retirement and Savings Plan and First, Second, Third and
         Fourth Amendments thereto (8)*

10.12    Form of Amended and Restated Change in Control Agreement with each of
         Vernon A. Perry, Jr., John R. Potapchuk, Robert Creamer, Mary Morrisey
         Gabriel and Stephen B. Paige (9)*

10.13    Form of Severance Agreement with each of Vernon A. Perry, Jr., John R.
         Potapchuk, Robert Creamer, Mary Morrisey Gabriel and Stephen B. Paige
         (2)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Perry provided, and the Severance Agreements for Messrs. Potapchuk and Creamer provide, in paragraph 1 for payments of 18 months of severance and the Severance Agreements for Ms. Morrisey Gabriel and Mr. Paige provide in paragraph 1 for the payment of 12 months of severance)

10.14    Employment Agreement dated as of March 22, 2004 with Ronald A. Malone
         (11)*

10.15    Change in Control Agreement dated as of March 22, 2004 with Ronald A.
         Malone (11)*

10.16 Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan (12)*

10.l7 Summary Sheet of Company compensation to non-employee directors, effective May 6, 2005 (9)*

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

Exhibit
Number   Description
------   -----------
10.22    Fourth Amendment dated May 26, 2004 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as
         Administrative Agent on behalf of the lenders named therein, Fleet
         Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva
         Health Services Holding Corp. and the subsidiaries named therein (15)

10.23 Fifth Amendment dated April 4, 2005 to Loan and Security Agreement dated June 13, 2002 by and between Fleet Capital Corporation, as
         Administrative Agent on behalf of the lenders named therein, Fleet
         Securities, Inc., as Arranger, Gentiva Health Services, Inc., Gentiva
         Health Services Holding Corp. and the subsidiaries named therein (9)

10.24    Asset Purchase Agreement dated as of January 2, 2002 by and between
         Accredo Health, Incorporated, the Company and the Sellers named therein (13)

10.25    Managed Care Alliance Agreement between CIGNA Health Corporation and
         Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (7)
         (confidential treatment requested as to portions of this document)

10.26 Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (17) (confidential treatment requested as to portions of this document)

10.27 Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (18) (confidential treatment requested as to portions of this document)

10.28 Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19) (confidential treatment requested as to portions of this document) 10.29 Fourth Amendment dated September
         29, 2005 to Managed Care Alliance Agreement between CIGNA Health
         Corporation and Gentiva CareCentrix, Inc. entered into as of January
         1, 2004 (19)

10.30    Fifth Amendment dated October 27, 2005 to Managed Care Alliance
         Agreement between CIGNA Health Corporation and Gentiva CareCentrix,
         Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) +

10.31    Sixth Amendment dated January 25, 2006 to Managed Care Alliance
         Agreement between CIGNA Health Corporation and Gentiva CareCentrix,
         Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) +

10.32 Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The
         Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the
         Securityholders named therein (20)

10.33    Credit Agreement, dated as of February 28, 2006, by and among Gentiva
         Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent. (21)

10.34 Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (21)

Exhibit
Number   Description
------   -----------
10.35    Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. Rodney D. Windley, as the
         representative of the Stockholders of Gentiva Health Services, Inc.
         listed therein. (21)

10.36 Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley. (21)

 21.1    List of Subsidiaries of Company +

 23.1 Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +


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

(7) Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.

(8) Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.

(9) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended April 3, 2005.

(10) Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 6, 2005.

(11) Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 28, 2004.

(12) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 26, 2004.

(13) Incorporated herein by reference to Form 8-K of Company dated June 13, 2002 and filed June 21, 2002.

(14) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended September 28, 2003.

(15) Incorporated herein by reference to Form 10-Q of Company for quarterly period ended June 27, 2004.

(16) Incorporated herein by reference to definitive Proxy Statement of Company dated May 10, 2002.

(17) Incorporated by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.

(18) Incorporated by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.

(19) Incorporated by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.

(20) Incorporated herein by reference to Form 8-K of Company dated January 4, 2006 and filed January 5, 2006.

(21) Incorporated herein by reference to Form 8-K of Company dated March 3, 2006 and filed March 3, 2006.

*     Management contract or compensatory plan or arrangement

+     Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GENTIVA HEALTH SERVICES, INC.

Date: March 17, 2006    By: /s/ Ronald A. Malone
                            ---------------------------------
                            Ronald A. Malone
                            Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2006    By: /s/ Ronald A. Malone
                            ---------------------------------
                            Ronald A. Malone
                            Chief Executive Officer and Chairman of the
                            Board and Director (Principal Executive Officer)

Date: March 17, 2006    By: /s/ John R. Potapchuk
                            ---------------------------------
                            John R. Potapchuk
                            Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date: March 17, 2006    By: /s/ Victor F. Ganzi
                            ---------------------------------
                            Victor F. Ganzi
                            Director

Date: March 17, 2006    By: /s/ Stuart R. Levine
                            ---------------------------------
                            Stuart R. Levine
                            Director

Date: March 17, 2006    By: /s/ Mary O'Neil Mundinger
                            ---------------------------------
                            Mary O'Neil Mundinger
                            Director

Date: March 17, 2006    By: /s/ Stuart Olsten
                            ---------------------------------
                            Stuart Olsten
                            Director

Date: March 17, 2006    By: /s/ Raymond S. Troubh
                            ---------------------------------
                            Raymond S. Troubh
                            Director

Date: March 17, 2006    By: /s/ Josh S. Weston
                            ---------------------------------
                            Josh S. Weston
                            Director

Date: March 17, 2006    By: /s/ Gail R. Wilensky
                            ---------------------------------
                            Gail R. Wilensky
                            Director

Date: March   , 2006    By:
                            ---------------------------------
                            Rodney D. Windley
                            Director