Form 10-Q
period 2006-04-02
GENTIVA HEALTH SERVICES INC
filed 2006-05-12
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-15669
Gentiva Health Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4335801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Huntington Quadrangle, Suite 200S, Melville, NY 11747-4627
(Address of principal executive offices) (Zip Code)
     Registrant’s telephone number, including area code: (631) 501-7000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2006, was 26,904,133.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 2, 2006	January 1, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$42,504	$38,617
Short-term investments	29,100	49,750
Receivables, less allowance for doubtful accounts of $9,129 and $8,657 at April 2, 2006 and January 1, 2006, respectively	182,832	139,635
Deferred tax assets	25,412	15,974
Prepaid expenses and other current assets	14,790	7,816

Total current assets	294,638	251,792
Fixed assets, net	42,460	24,969
Deferred tax assets, net	—	18,099
Intangible assets, net	262,909	5,831
Goodwill	235,996	6,763
Other assets	25,396	19,111

Total assets	$861,399	$326,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,700	$—
Accounts payable	15,852	13,870
Payroll and related taxes	30,465	9,777
Deferred revenue	25,952	7,455
Medicare liabilities	9,129	7,220
Cost of claims incurred but not reported	22,251	25,276
Obligations under insurance programs	34,858	32,883
Other accrued expenses	34,771	25,985

Total current liabilities	176,978	122,466
Long-term debt	366,300	—
Deferred tax liabilities, net	48,154	—
Other liabilities	21,918	21,945
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 26,872,659 and 23,034,954 shares at April 2, 2006 and January 1, 2006, respectively	2,687	2,303
Additional paid-in capital	286,951	225,847
Accumulated deficit	(41,589)	(45,996)

Total shareholders’ equity	248,049	182,154

Total liabilities and shareholders’ equity	$861,399	$326,565

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net revenues	$243,240	$207,107
Cost of services sold (excluding depreciation and amortization)	143,295	127,229

Gross profit	99,945	79,878
Selling, general and administrative expenses	(87,473)	(71,759)
Depreciation and amortization	(2,973)	(1,736)

Operating income	9,499	6,383
Interest (expense) income, net	(1,916)	463

Income before income taxes	7,583	6,846
Income tax expense	(3,176)	(2,721)

Net income	$4,407	$4,125

Net income per common share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.17

Weighted average shares outstanding:
Basic	24,516	23,445

Diluted	25,497	24,892

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES:
Net income	$4,407	$4,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,973	1,736
Provision for doubtful accounts	1,757	1,495
Employee equity-based compensation expense	612	—
Windfall tax benefits associated with equity-based compensation	(1,210)	—
Deferred income tax expense	3,048	1,220
Changes in assets and liabilities, net of acquired business:
Accounts receivable	3,545	(6,538)
Prepaid expenses and other current assets	(4,273)	(1,889)
Accounts payable	(5,167)	(1,153)
Payroll and related taxes	6,725	7,165
Deferred revenue	2,938	1,959
Medicare liabilities	85	(1,360)
Cost of claims incurred but not reported	(3,025)	(1,849)
Obligations under insurance programs	1,362	(431)
Other accrued expenses	749	(4,719)
Other, net	226	(61)

Net cash provided by (used in) operating activities	14,752	(300)

INVESTING ACTIVITIES:
Purchase of fixed assets	(3,130)	(1,230)
Acquisition of business, net of cash acquired	(201,470)	—
Purchase of short-term investments available-for-sale	(67,045)	(40,400)
Maturities of short-term investments available-for-sale	87,695	96,500

Net cash (used in) provided by investing activities	(183,950)	54,870

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,438	1,085
Proceeds from issuance of debt	370,000	—
Windfall tax benefits associated with equity-based compensation	1,210	—
Long-term debt repayments	(195,305)	—
Changes in book overdrafts	(1,395)	(1,358)
Debt issuance costs	(6,749)	—
Repurchases of common stock	—	(7,582)
Repayment of capital lease obligations	(114)	(67)

Net cash provided by (used in) financing activities	173,085	(7,922)

Net change in cash, cash equivalents and restricted cash	3,887	46,648
Cash, cash equivalents and restricted cash at beginning of period	38,617	31,924

Cash, cash equivalents and restricted cash at end of period	$42,504	$78,572

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$580	$157
Income taxes	$160	$344

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended April 2, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006.
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     1. Background and Basis of Presentation
     Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its reportable business segments: Home Healthcare Services, CareCentrix® and Other Related Services, which encompasses the Company’s Hospice, Durable Medical Equipment (“DME”) and respiratory services, infusion therapy and consulting businesses. See Note 14 for a description of the Company’s reportable business segments for fiscal 2006.
     On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a leading provider of home healthcare, hospice and related services, as further described in Note 5. In connection with the acquisition, the Company entered into a new credit agreement providing up to $445 million in borrowings and a Guarantee and Collateral Agreement, as further described in Note 9 and issued approximately 3.2 million shares of common stock.
     Gentiva was incorporated in the State of Delaware on August 6, 1999 and became an independent public company on March 15, 2000.
     The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.
     2. Accounting Policies
     Cash, Cash Equivalents and Restricted Cash
     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $23.1 million at April 2, 2006 and $22.0 million at January 1, 2006 primarily represents segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. The Company maintains segregated funds of approximately $6.1 million relating to a non-profit hospice operation in Florida. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.
     Short-Term Investments
     The Company’s short-term investments consist primarily of AAA-rated auction rate securities and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.
     Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates carrying value. Auction rate securities of $29.1 million and $49.8 million at April 2, 2006 and January 1, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.
     Debt securities which the Company has the intent and ability to hold to maturity are classified as “held-to-maturity” investments and are reported at amortized cost which approximates fair value. The Company has no investments classified as held-to-maturity investments.
     The Company has no investments classified as trading securities.
     3. New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. The Company adopted the provisions of SFAS 123(R) beginning with the first quarter of fiscal 2006.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective as of the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted the provisions of SFAS 123(R) beginning with the first quarter of fiscal 2006.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for equity-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company adopted the provisions of SFAS 123(R) beginning with the first quarter of fiscal 2006. (See Note 11.)
     4. Medicare Revenues
     Medicare revenues for the first quarter of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12).

     5. Acquisitions
     On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $464.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.1 million. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs of $6.7 million, (See Note 9), (ii) 3,194,137 shares of Gentiva common stock at fair value of $53.3 million, determined based on the average stock price of the period beginning two days prior and ending two days after the measurement date, February 24, 2006, and (iii) existing cash balances of $47.4 million.
     The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeast United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix, provide a meaningful platform into hospice, as well as expansion into new business lines such as DME and infusion and expand its current specialty programs.
     The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combination” (“SFAS 141”). Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the date subsequent to its acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from a preliminary independent valuation analysis of the intangible assets acquired. The allocation of the purchase price is subject to adjustment as the Company completes the independent valuation analysis of the intangible assets acquired and finalizes its purchase price allocation.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,843
Accounts receivable	48,499
Deferred tax assets	8,189
Fixed assets	16,765
Intangible assets	257,647
Goodwill	229,233
Other assets	3,283

Total assets acquired	577,459
Accounts payable and accrued liabilities	(48,547)
Short-term and long-term debt	(195,305)
Deferred tax liability	(64,058)
Other liabilities	(900)

Total liabilities assumed	(308,810)

Net assets acquired	$268,649

     The preliminary valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Intangible	Useful
	asset	life
Tradenames	$15,881	10 years
Customer relationships	10,680	10 years
Certificates of need	231,086	indefinite

Total	$257,647

     The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.
Pro Forma Results
     The following unaudited pro forma financial information presents the combined results of operations of the Company and Healthfield as if the acquisition had occurred at January 3, 2005, the beginning of the first quarter of fiscal 2005. The historical results of the Company for 2006 include the results of Healthfield for the period subsequent to the acquisition date of February 28, 2006. The pro forma results presented below for the quarter ended April 2, 2006 combine the results of the Company for such quarter and the historical results of Healthfield from January 1, 2006 through February 28, 2006. The pro forma results presented below for the quarter ended April 3, 2005 combine the results of the Company for such quarter and the historical results of Healthfield for the period January 1, 2005 through April 3, 2005 (in thousands, except per share data):

	Three Months Ended
	April 2, 2006	April 3, 2005
Net revenues	$293,761	$279,214
Net income	$4,590	$6,751
Net income per common share:
Basic	$0.17	$0.25
Diluted	$0.17	$0.24
Weighted average shares outstanding:
Basic	26,517	26,640
Diluted	27,498	28,198
     The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent, (ii) amortization of identifiable intangibles related to the Healthfield acquisition and (iii) income tax provision at a normalized tax rate of 39 percent for each period. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 and 2005 fiscal years.
     6. Restructuring and Integration Costs
     During the first quarter of fiscal 2006, the Company recorded restructuring and integration costs of approximately $2.0 million, as further described below.
     CareCentrix Restructuring Activities
     During the first quarter of fiscal 2006 and during fiscal 2005, the Company recorded charges of $0.7 million and $0.8 million, respectively, in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two Regional Care Centers in response to changes primarily in the nature of services provided to CIGNA Health Corporation (“Cigna”) members under an amended contract entered into in late 2005. The Company expects to complete this restructuring during the first half of fiscal 2006 and will record any remaining restructuring charges as incurred. The Company anticipates the cost of this restructuring will aggregate approximately $1.7 million, which includes compensation and severance costs of $1.4 million and facility lease and other costs of $0.3 million.
     Integration Activities
     The Company recorded charges of $1.3 million during the first quarter of fiscal 2006 in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition and write off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006. The Company expects to incur additional integration costs throughout fiscal 2006, but the aggregate amount of such costs cannot be determined at this time.

     The costs incurred and cash expenditures associated with CareCentrix restructuring and Healthfield integration activities during fiscal year 2005 and the first quarter of fiscal 2006 by component were as follows (in thousands):

	CareCentrix Restructuring			Integration Activities
	Compensation	Facility		Compensation
	and Severance	Lease and		and Severance
	Costs	Other Costs	Total	Costs	Other Costs	Total
Beginning Balance at January 2, 2005	$—	$—	$—	$—	$—	$—
Charge in 2005	770	19	789	—	—	—
Cash expenditures	—	(19)	(19)	—	—	—

Ending Balance at January 1, 2006	770	—	770	—	—	—

Charge in first quarter 2006	643	15	658	1,232	107	1,339
Cash expenditures	(1,407)	(14)	(1,421)	(816)	—	(816)
Asset write off	—	—	—	—	(107)	(107)

Ending Balance at April 2, 2006	$6	$1	$7	$416	$—	$416

     The balance of unpaid charges relating to CareCentrix restructuring activities, integration activities and a restructuring plan adopted in fiscal 2002 aggregated $2.4 million at April 2, 2006 and $2.0 million at January 1, 2006, which was included in other accrued expenses in the consolidated balance sheets.
     7. Goodwill and Other Intangible Assets
     Goodwill and identifiable intangible assets were recorded during the quarter ended April 2, 2006 in connection with the Healthfield acquisition described in Note 5. The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of April 2, 2006 and January 1, 2006 are as follows (in thousands):

	As of April 2, 2006			As of January 1, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance	Life
Amortized intangible assets
Covenants not to compete	$1,198	$(229)	$969	$1,198	$(173)	$1,025	5 Years
Customer relationships	14,650	(587)	14,063	3,970	(311)	3,659	10 Years
Tradenames	17,029	(238)	16,791	1,147	—	1,147	10 Years

Subtotal	32,877	(1,054)	31,823	6,315	(484)	5,831
Unamortized intangible assets:
Certificates of need	231,086	—	231,086	—	—	—

Total identifiable intangible assets	$263,963	$(1,054)	$262,909	$6,315	$(484)	$5,831

Goodwill	$235,996	$—	$235,996	$6,763	$—	$6,763

     Goodwill acquired in connection with the Healthfield acquisition has been assigned to the Home Healthcare Services segment pending finalization of valuation analysis. Certificates of need reflect a preliminary valuation of $12.0 million associated with a Hospice certificate of need that has been assigned to the Other Related Services segment. The estimated amortization expense for the remainder of 2006 is $2.6 million and for each of the next five succeeding years approximates $3.5 million for fiscal years 2007 through 2009 and $3.3 million for fiscal years 2010 and 2011.
     8. Earnings Per Share
     Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2006	April 3, 2005
Net income	$4,407	$4,125

Basic weighted average common shares outstanding	24,516	23,445
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	981	1,447

Diluted weighted average common shares outstanding	25,497	24,892

Net income per common share:
Basic	$0.18	$0.18
Diluted	$0.17	$0.17

     9. Revolving Credit Facility, Restricted Cash and Debt
     Credit Arrangements
     Prior to February 28, 2006, the Company had a Credit Facility that provided up to $55 million in borrowings, including up to $40 million which was available for letters of credit. The Company could borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.
     On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the Credit Agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined), mandatory prepayments of the term loan are required in the amounts specified in the Credit Agreement.
     Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. After the completion of two post-closing fiscal quarters, the interest rates under the Credit Agreement may be reduced if the Company meets certain reduced leverage targets (as defined) as follows:

Revolving Credit	Term Loan
Consolidated	Consolidated	Margin for	Margin for
Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
≥ 3.5	>3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & >3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
<2.5		0.50%	1.50%
     The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee may be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5.
     The Credit Agreement requires the Company to meet certain financial tests, the measurement of which commences at the end of the fiscal 2006 second quarter. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations, (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 2, 2006, the Company was in compliance with the covenants in the Credit Agreement.
     As of April 2, 2006, the Company had borrowings under the term loan of $370.0 million with quarterly installments due of $925,000, beginning June 30, 2006. Maturities under the term loan are as follows: $2.8 million for fiscal 2006, $3.7 million per year for fiscal 2007 through fiscal 2010 and $352.4 million, thereafter. Total outstanding letters of credit were approximately $19.1 million at April 2, 2006, under the current Credit Agreement, and $20.2 million at January 1, 2006, under the former Credit Facility. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. There were no borrowings outstanding under the revolving credit facility as of April 2, 2006. The Company also had outstanding surety bonds of $2.6 million at April 2, 2006 and $2.5 million at January 1, 2006.
     The restricted cash of $23.1 million and $22.0 million at April 2, 2006 and January 1, 2006, respectively, related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. The balance at April 2, 2006 also includes $1.1 million of cash collateralization of letters of credit. Interest on all restricted funds accrues to the Company.
     Guarantee and Collateral Agreement
     On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a security interest in all personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all subsidiaries of the Company.
     The Company owns two Alabama properties which are subject to mortgages dated February 28, 2006.
     Other
     The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
     For the first quarter of fiscal 2006, net interest expense was approximately $1.9 million, consisting primarily of interest expense associated with the term loan borrowings and fees associated with the Credit Facility and outstanding letters of credit, partially offset by interest income of $0.9 million earned on short-term investments and existing cash balances. Net interest income for the first quarter of fiscal 2005 represented interest income of approximately $0.7 million, partially offset by fees relating to the Credit Facility and outstanding letters of credit.
     10. Shareholders’ Equity
     Changes in shareholders’ equity for the quarter ended April 2, 2006 were as follows (in thousands except share amounts):

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance at January 1, 2006	$2,303	$225,847	$(45,996)	$182,154
Comprehensive income:
Net income	—	—	4,407	4,407
Income tax benefits associated with equity-based compensation	—	2,103	—	2,103
Healthfield acquisition (3,194,137 shares)	320	53,015	—	53,335
Equity-based compensation expense	—	612	—	612
Issuance of stock upon exercise of stock options (643,568 shares)	64	5,374	—	5,438

Balance at April 2, 2006	$2,687	$286,951	$(41,589)	$248,049

     Comprehensive income amounted to $4.4 million for the first quarter of fiscal 2006 and $4.1 million for the first quarter of fiscal 2005.
     During the three months ended April 3, 2005, the Company purchased 472,500 shares of its common stock at an aggregate cost of approximately $7.6 million or $16.05 per share. On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the three months ended April 2, 2006.
     As of April 2, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
     11. Equity-Based Compensation Plans
     In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the “2004 Plan”) as a replacement for the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant.
     In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which provided for payment of annual retainer fees to non-employee directors, up to 50 percent of which such directors might elect to receive in cash and the remainder of which would be paid in the form of shares of common stock of the Company, and also allowed deferral of such payment of shares until termination of a director’s service.

The plan was amended and restated on January 1, 2004 and was further amended on May 6, 2005. The plan now provides for the deferral of $40,000 of annual retainer fees under the plan only into stock units, which are to be paid to non-employee directors as shares of the Company’s common stock following termination of a director’s service. The total number of shares of common stock reserved for issuance under this plan is 150,000.
     In 1999, the Company adopted an employee stock purchase plan (“ESPP”), as amended on February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to provide an aggregate of 2,400,000 shares of common stock available for issuance under the ESPP. All employees of the Company, who have been employed for 60 days or more prior to the beginning of an offering period and who customarily work at least twenty hours per week, are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP is the lesser of 85 percent of the fair market value of the Company’s common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering.
     On December 15, 2005, the Compensation, Corporate Governance and Nominating Committee of the Board of Directors of the Company approved the acceleration of vesting of stock options exercisable for approximately 716,000 shares of the Company’s common stock under the Company’s 1999 Plan, so that the options became fully vested and exercisable as of the close of business on December 30, 2005. The other terms of the options remain unchanged. The affected options, which represented approximately 20 percent of the Company’s total outstanding options, were granted from June 14, 2002 through January 27, 2004 and have exercise prices that range from $7.50 to $12.87 per share and a weighted average exercise price of $11.08 per share. These options include approximately 393,000 options held by the executive officers of the Company. Of the options subject to accelerated vesting, approximately 52 percent had original vesting dates between January 27, 2006 and January 3, 2007 and approximately 37 percent had original vesting dates between January 27, 2007 and December 31, 2007, with the remainder vesting after December 31, 2007.
     Accelerating the vesting of these options eliminates the future compensation expense that the Company would have otherwise recognized in its consolidated statements of income with respect to these options when SFAS 123(R) became effective. SFAS 123(R) became effective for the Company on January 2, 2006 and requires that compensation expense associated with stock options be recognized in the Company’s consolidated statements of income, instead of as previously presented, on a pro forma basis within a footnote disclosure included in the Company’s consolidated financial statements. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $2.3 million on an after tax basis.

     Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company’s ESPP is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.
     Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R). See Note 3, “New Accounting Standards.”
     Stock option grants in fiscal 2006 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four. Prior to the acceleration of vesting of certain stock options, as discussed in more detail above, stock option grants that were awarded in fiscal 2004 and prior years were scheduled to fully vest over periods ranging from three to six years.
     For the quarter ended April 2, 2006, the Company recorded equity-based compensation expense of $0.6 million, or $0.02 per diluted share as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For the quarter ended April 3, 2005, the Company recorded no compensation expense pursuant to the provisions of APB 25.
     The weighted average fair values of the Company’s stock options granted during the first quarter of fiscal 2006 and fiscal 2005, calculated using the Black-Scholes option-pricing model and other assumptions are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Weighted average fair value of options granted	$7.28	$6.12
Risk-free interest rate	4.79%	3.73%
Expected volatility	35%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
     For stock options granted during the fiscal 2005 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience. For stock options granted during the fiscal 2004 and prior periods, the expected life is estimated to be two years following the date the options become fully vested and forfeitures are reflected in the calculation as they occur.
     Compensation expense is calculated for the fair value of the employee’s purchase rights under the ESPP, using the Black-Scholes option pricing model. Assumptions for the first quarter of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Risk-free interest rate	4.42%	2.63%
Expected volatility	32%	27%
Expected life	0.5 years	0.5 years
Expected dividend yield	0%	0%
     A summary of Gentiva stock options activity as of April 2, 2006 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance as of January 2, 2006	3,568,288	$10.38
Granted	947,500	18.22
Exercised	(640,770)	8.36
Cancelled	(60,205)	16.38

Balance as of April 2, 2006	3,814,813	$12.57	7.80	$21,500,021

Exercisable Options	2,337,557	$9.42	6.68	$20,550,608

     During the first quarter of fiscal 2006, the Company granted 947,500 stock options to officers and employees under its 2004 Plan at an average exercise price of $18.22 and a weighted average, grant date fair value of options of $7.28. The total intrinsic value of options exercised during the quarter ended April 2, 2006 and April 3, 2005 was $5.8 million and $0.9 million, respectively.
     A summary of the status of the Company’s nonvested shares as of April 2, 2006 and changes during the quarter then ended is presented below:

		Weighted-
		Average
	Nonvested	Grant-Date
	Shares	Fair Value

Nonvested Balance as of January 2, 2006	983,127	$6.04
Granted	947,500	7.28
Vested	(393,166)	5.07
Cancelled	(60,205)	6.68

Nonvested Balance as of April 2, 2006	1,477,256	$7.06

     As of April 2, 2006, the Company had $8.1 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested during the first quarter of fiscal 2006 and 2005 was $2.0 million and $0.1 million, respectively.
     The following table presents net income and basic and diluted income per common share, for the three months ended April 3, 2005, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

Three Months Ended
April 3, 2005
Net income — as reported	$4,125
Pro forma adjustments:
Deduct: Total equity-based compensation expense determined under fair value based method for all awards, net of tax	(1,040)

Net income — pro forma	$3,085

Net income per share — as reported:
Basic	$0.18
Diluted	$0.17
Net income per share — pro forma:
Basic	$0.13
Diluted	$0.12
     12. Legal Matters
Litigation
     In addition to the matters referenced in this Note 12 the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.
Indemnifications
     Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation (“Olsten”), the former parent corporation of the Company (the “Split-Off”). In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

Government Matters
     PRRB Appeal
     The Company’s annual cost reports, which were filed with the Centers for Medicare & Medicaid Services (“CMS”), were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company’s 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary’s methodology. The Company believed the methodology it used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the PRRB concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company’s consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.
     In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company’s cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 were to be reopened after the process for the 1997 cost reports was completed.
     During the first quarter of fiscal 2006, the fiscal intermediary completed the reopening of the 1999 cost reports. In connection with the reopening of the 1999 cost reports, the Company received an aggregate amount of $5.5 million. The Company received the funds and recorded the adjustment as net revenues during the fourth quarter of fiscal 2005 ($3.6 million) and the first quarter of fiscal 2006 ($1.9 million). The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.
     Subpoena
     On April 17, 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations (“OIG”). The subpoena seeks information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company’s knowledge, the government has not filed a complaint against the Company.

     13. Income Taxes
     The Company recorded a federal and state income tax provision of $3.2 million for the first quarter of fiscal 2006, of which $0.2 million represented a current tax provision and $3.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.9 percent for the first quarter of fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.0 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 3.9 percent).
     Federal and state income taxes of $2.4 million were recorded for the first quarter of fiscal 2005. The difference between the federal statutory income tax rate and the Company’s effective tax rate of 39.7 percent was due primarily to state taxes.
     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	April 2, 2006	January 1, 2006
Deferred tax assets:
Current:
Reserves and allowances	$13,299	$10,477
Federal net operating loss and other carryforwards	9,821	3,325
Other	2,292	2,172

Total current deferred tax assets	25,412	15,974

Noncurrent:
Intangible assets and goodwill	52,903	22,074
Federal net operating loss	4,817	—
State net operating loss	7,882	6,657
Less: valuation allowance	(4,124)	(4,124)

Total noncurrent deferred tax assets	61,478	24,607

Total assets	86,890	40,581

Deferred tax liabilities:
Noncurrent:
Intangible assets	(100,259)	—
Fixed assets	(3,721)	(2,375)
Developed software	(3,843)	(3,504)
Other	(1,809)	(629)

Total non-current deferred tax liabilities	(109,632)	(6,508)

Net deferred tax (liabilities) assets	$(22,742)	$34,073

     At April 2, 2006, the Company had federal tax credit carryforwards of $1.4 million and federal net operating loss carryforwards, that expire in 2025, of $37.9 million. Deferred tax assets, relating to the federal net operating loss carryforwards approximate $13.2 million. In addition, the Company had state net operating loss carryforwards that expire between 2006 and 2013. Deferred tax assets, relating to the state net operating loss carryforwards approximate $7.9 million. The Company maintains a valuation allowance of $4.1 million in recognition that certain state net operating loss carryforwards may expire before realization.

     14. Business Segment Information
     The Company’s operations involve servicing patients and customers through its three reportable business segments: Home Healthcare Services, CareCentrix and Other Related Services, which encompasses the Company’s Hospice, DME and respiratory services, infusion therapy and consulting businesses. Prior to the acquisition of Healthfield, the Home Healthcare Services segment included the Company’s consulting business and one DME location.
     The Home Healthcare Services segment is comprised of direct home nursing and therapy services operations, including specialty programs.
Home Healthcare Services
     Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:
•	Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment; and

•	Gentiva Rehab Without Walls, which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.
CareCentrix
     The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.

Other Related Services
     Hospice
     Hospice serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), a chaplain, as well as other care professionals.
     Durable Medical Equipment and Respiratory Therapy
     DME and respiratory therapy is provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.
     Infusion Therapy
     Infusion therapy is provided to patients at home through pharmacy locations in Alabama and Georgia. Infusion therapy serves as a complement to the Company’s traditional service offering, providing clients with a comprehensive home health provider while diversifying the Company’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.
     Consulting
     The Company provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.
     Corporate Expenses
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

     Other Information
     The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization, and net interest costs, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Home Healthcare Services segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Healthcare Services segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.
     For the three months ended April 2, 2006, net revenues relating to the Company’s participation in Medicare amounted to $98.9 million, of which $93.5 million was included in the Home Healthcare Services segment and $5.4 million was included in the Other Related Services segment. For the three months ended April 3, 2005, net revenues from Medicare amounted to $61.8 million, all of which was included in the Home Health Services segment. Revenues from Cigna amounted to $56.6 million and $56.8 million for the first three months of fiscal 2006 and 2005, respectively, and were included in the CareCentrix segment.
     Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended
	April 2, 2006	April 3, 2005
Hospice	$6,520	$—
DME and respiratory services	3,193	453
Infusion therapies	1,014	—
Consulting services	893	804

Total revenues	$11,620	$1,257

     Segment information about the Company’s operations is as follows (in thousands):

	Home				Other
	Healthcare				Related
	Services		CareCentrix		Services	Total
Three months ended April 2, 2006 (unaudited)
Net revenue — segments	$164,789	(1)	$70,052		$11,620	$246,461

Intersegment revenues						(3,221)

Total net revenue						$243,240

Operating contribution	$20,175	(1),(2)	$5,198	(3)	$2,606	$27,979

Corporate expenses						(15,507	)(2)
Depreciation and amortization						(2,973)
Interest income, net						(1,916)

Income before income taxes						$7,583

Segment assets	$119,962		$60,454		$21,937	$202,353

Intersegment assets						(1,131)
Corporate assets						660,177

Total assets						$861,399

Three months ended April 3, 2005 (unaudited)
Net revenue — segments	$131,826		$78,934		$1,257	$212,017

Intersegment revenues						(4,910)

Total net revenue						$207,107

Operating contribution	$11,341		$6,842		$265	$18,448

Corporate expenses						(10,329	)(4)
Depreciation and amortization						(1,736)
Interest income, net						463

Income before income taxes						$6,846

Segment assets	$70,271		$67,640		$1,030	$138,941

Intersegment assets						(1,584)
Corporate assets						190,782

Total assets						$328,139

(1)	The Home Healthcare Services segment Medicare revenues for the first quarter of fiscal 2006 included funds received of approximately $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 cost reports. (See Note 12.)

(2)	For the three months ended April 2, 2006, Home Healthcare Services operating contribution and corporate expenses included $0.7 million and $0.6 million, respectively, in connection with integration activities relating to the Healthfield acquisition.
(See Note 6.)

(3)	For the three months ended April 2, 2006, CareCentrix included restructuring costs of $0.7 million associated with the continuing restructuring relating to the closing and consolidation of two Regional Care Centers. (See Note 6.)

(4)	For the three months ended April 3, 2005, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenue associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•	ability to successfully integrate the operations of Healthfield and achieve expected synergies and operational efficiencies from the acquisition, in each case within expected timeframes or at all;

•	effect on liquidity of the Company’s debt service requirements;

•	a material shift in utilization within capitated agreements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.
     Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2005 Annual Report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.
General
     The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 and in other filings with the SEC.
Significant Developments
     Healthfield Acquisition
     On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $464.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.1 million. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs of $6.7 million, (See Note 9), (ii) 3,194,137 shares of Gentiva common stock at fair value of $53.3 million, determined based on the average stock price of the period beginning two days prior and ending two days after the measurement date, February 24, 2006, and (iii) existing cash balances of $47.4 million.
     The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeast United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix, provide a meaningful platform into hospice, as well as expansion into new business lines such as DME and infusion and expand its current specialty programs.
     On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a Credit Agreement. The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. See Note 9 to the consolidated financial statements included in this report for more information about the Credit Agreement and related agreements.
Overview
     Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 500 direct service delivery units within over 400 locations in 36 states, and through CareCentrix®, which manages home healthcare services for many major managed care organizations throughout the United States and delivers them 24 hours a day, 7 days a week in all 50 states through a network of more than 3,000 third-party provider locations, as well as Gentiva locations. The Company is a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; durable medical and respiratory equipment; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from commercial insurance, federal and state government programs and individual consumers.

     Commencing in fiscal 2006, the Company identified three business segments for reporting purposes: Home Healthcare Services, CareCentrix® and Other Related Services, which encompasses the Company’s Hospice, DME and respiratory services, infusion therapy and consulting businesses. The Company believes that this presentation aligns the Company’s financial reporting with the manner in which the Company has recently commenced to manage its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, the Home Healthcare Services segment included the Company’s consulting business and one DME location.
Home Healthcare Services
     Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:
•	Gentiva Orthopedics Program, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides(SM) Program, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary Program, which helps patients and their physicians manage heart and lung health in a home-based environment; and

•	Gentiva Rehab Without Walls, which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.
CareCentrix
     The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.

Other Related Services
     Hospice
     Hospice serves terminally ill patients in the Southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), a chaplain, as well as other care professionals.
     Durable Medical Equipment and Respiratory Therapy
     DME and respiratory therapy is provided to patients at home through branch locations primarily in the Southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.
     Infusion Therapy
     Infusion therapy is provided to patients at home through pharmacy locations in Alabama and Georgia. Infusion therapy serves as a complement to the Company’s traditional service offering, providing clients with a comprehensive home health provider while diversifying the Company’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.
     Consulting
     The Company provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

Results of Operations
          Revenues
     A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	First Quarter
			Percentage
	2006	2005	Variance

Home Healthcare Services	$164.8	$131.8	25.0%
CareCentrix	70.0	78.9	(11.3%)
Other Related Services	11.6	1.3	824.4%
Intersegment revenues	(3.2)	(4.9)	34.4%

Total net revenues	$243.2	$207.1	17.4%

     The Company’s net revenues increased by $36.1 million, or 17.4 percent, to $243.2 million for the quarter ended April 2, 2006 as compared to the quarter ended April 3, 2005.
     Home Healthcare Services
     Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2006 net revenues were $164.8 million, up 25 percent from $131.8 million in the prior year period. The increase in net revenues was due to several factors: (i) Healthfield’s contribution to the Company’s performance for the period from March 1, 2006 to April 2, 2006 ($20.8 million); (ii) an 18.5 percent increase in Gentiva’s Medicare revenue, which included approximately 4 percent relating to the impact of the May 2005 acquisition of Heritage Home Care Services, Inc., and excluded special items and Healthfield, that was fueled primarily by volume growth in specialty programs and continuing improvement in revenue per admission ($11.4 million); (iii) a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports; and (iv) higher revenues from Medicaid and Local Government payers related to skilled intermittent care visits ($1.2 million). These gains were partially offset by the impact of exiting certain unprofitable business as Gentiva continued to pursue more favorable commercial pricing.
     CareCentrix
     CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. First quarter 2006 net revenues were $70.0 million, an 11.3 percent decline from $78.9 million reported in the prior year period. The decrease in net revenues is primarily due to the termination of the contract with TriWest Healthcare Alliance (“TriWest”) on November 29, 2005.
Other Related Services
     Other Related Services segment revenues are derived from all three payer groups. First quarter 2006 net revenues of $11.6 million include Hospice, DME and respiratory services, and infusion therapy net revenues, primarily generated by Healthfield’s operations for the period beginning March 1, 2006, as well as revenues derived from consulting. First quarter 2005 net revenues of $1.3 million were generated entirely from the consulting business and one DME location.

     A summary of the Company’s net revenues by payer follows:

(Dollars in millions)	First Quarter
			Percentage
	2006	2005	Variance

Medicare	$98.9	$61.8	60.2%
Medicaid and Local Government	40.9	36.6	11.6%
Commercial Insurance and Other	103.4	108.7	(4.9%)

	$243.2	$207.1	17.4%

Gross Profit

(Dollars in millions)	First Quarter
	2006	2005	Variance

Gross profit	$99.9	$79.9	$20.0
As a percent of revenue	41.1%	38.6%	2.5%
     As a percentage of revenue, gross profit increased 2.5 percentage points in the first quarter of fiscal 2006 as compared to the corresponding period of fiscal 2005. The increase in gross profit margins was primarily attributable to (i) Home Healthcare Services (impact of 2.9 percentage points) resulting from the favorable change in business mix due to increased volume of Gentiva’s Medicare business, including growth from higher margin specialty programs (1.1 percentage points) and Medicare revenues relating to Healthfield’s operations for the period beginning March 1, 2006 (1.3 percentage points) as well as the Medicare special item referred to in the Revenues section above, which had a positive impact of 0.5 percentage points on total company gross profit margins and (ii) Hospice, DME and respiratory services and infusion therapy revenues from the Other Related Services segment (impact of 1.8 percentage points) generated by Healthfield. These increases were partially offset by a decline in the gross margin of the CareCentrix segment (impact of 2.2 percentage points) primarily due to the termination of the TriWest contract.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses, including depreciation and amortization, increased $16.9 million to $90.4 million for the quarter ended April 2, 2006, as compared to $73.5 million for the quarter ended April 3, 2005.
     The increase in the first quarter of fiscal 2006, as compared to the corresponding period of fiscal 2005, was attributable to (i) corporate and field operating costs associated with the Healthfield operations following the acquisition on February 28, 2006 (approximately $10.5 million); (ii) restructuring costs of $2.0 million related to realignment of the CareCentrix operations in response to changes in the nature of services provided to Cigna members and severance and other integration costs associated with the Healthfield acquisition; (iii) depreciation and amortization of approximately $1.2 million primarily related to the Healthfield acquisition; (iv) equity-based compensation costs of $0.6 million associated with the adoption of SFAS 123(R); (v) increased selling and patient care coordination expenses, primarily in the Home Healthcare Services segment ($0.4 million); and (vi) the absence of an $0.8 million favorable arbitration settlement recorded in the first quarter of fiscal 2005.

In addition, the Company incurred incremental field operating and administrative costs to service increased Medicare volume and develop and manage the Company’s growing specialty programs in the Home Healthcare Services segment. These increases were offset somewhat by operational efficiencies in the CareCentrix business.
     Interest Expense, Net
     For the first quarter of fiscal 2006, net interest expense was approximately $1.9 million, consisting primarily of interest expense associated with the term loan borrowings and fees associated with the Credit Facility and outstanding letters of credit, partially offset by interest income of $0.9 million earned on short-term investments and existing cash balances. Net interest income for the first quarter of fiscal 2005 represented interest income of approximately $0.7 million, partially offset by fees relating to the revolving credit and outstanding letters of credit.
     Income Taxes
     The Company recorded a federal and state income tax provision of $3.2 million for the first quarter of fiscal 2006, of which $0.2 million represented a current tax provision and $3.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 41.9 percent for the first quarter of fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.0 percent) and (ii) state taxes and other items, partially offset by tax exempt interest (approximately 3.9 percent).
     Federal and state income taxes of $2.4 million were recorded for the first quarter of fiscal 2005. The difference between the federal statutory income tax rate and the Company’s effective tax rate of 39.7 percent was due primarily to state taxes.
     Net Income
     For the first quarter of fiscal 2006, net income was $4.4 million, or $0.17 per diluted share, compared with net income of $4.1 million, or $0.17 per diluted share, for the corresponding period of 2005. Net income for the 2006 first quarter reflected an after-tax charge of $0.6 million, or $0.02 per diluted share, due to the prospective adoption of new accounting rules on equity-based compensation.
Liquidity and Capital Resources
     Liquidity
     The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

     The Company generated net cash from operating activities of $14.8 million in the first quarter ended April 2, 2006 as compared to net cash used in operating activities of $0.3 million in the first quarter ended April 3, 2005. The increase of $15.1 million in net cash provided by operating activities was primarily driven by changes impacting the statement of income, changes in accounts receivable and other assets and changes in current liabilities.
     Cash flow impacting the statement of income represents the sum of net income and all adjustments to reconcile net income to net cash provided by operating activities and are summarized as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005	Variance
OPERATING ACTIVITIES:
Net income	$4,407	$4,125	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,973	1,736	1,237
Provision for doubtful accounts	1,757	1,495	262
Employee equity-based compensation expense	612	—	612
Windfall tax benefits associated with equity-based compensation	(1,210)	—	(1,210)
Deferred income tax expense	3,048	1,220	1,828

Cash flow impacting the statement of income	$11,587	$8,576	$3,011

     The $3.0 million difference in “Cash flow impacting the statement of income” is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization and deferred income tax expense.
     Cash flow from operating activities between the 2005 and 2006 reporting periods was positively impacted by $10.0 million as a result of changes in accounts receivable of ($6.5) million in the 2005 period and $3.5 million in the 2006 period. The change in accounts receivable relates primarily to strong cash collections during the 2006 period, including collection of a portion of the accounts receivable attributable to the TriWest account. Cash flow from operating activities was negatively impacted by $2.4 million as a result of changes in prepaid expenses and other assets of ($1.9) million in the 2005 period and ($4.3) million in the 2006 period.
     Cash flow from operating activities was positively impacted by $4.1 million as a result of changes in current liabilities of ($0.4) million in the 2005 period and $3.7 million in the 2006 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the three month fiscal period ended April 2, 2006 follows:

	Three Months Ended
	April 2, 2006	April 3, 2005	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(5,167)	$(1,153)	$(4,014)
Payroll and related taxes	6,725	7,165	(440)
Deferred revenue	2,938	1,959	(197)
Medicare liabilities	85	(1,360)	1,445
Cost of claims incurred but not reported	(3,025)	(1,849)	(1,176)
Obligations under insurance programs	1,362	(431)	1,793
Other accrued expenses	749	(4,719)	6,644

Total changes in current liabilities	$3,667	$(388)	$4,055

     The primary drivers for the $4.1 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:
•	Accounts payable which had a negative impact on cash of $4.0 million and payroll and related taxes, which had a negative impact of $0.4 million, between the 2005 and 2006 reporting periods primarily related to the timing of payments.

•	Deferred revenue, which had a positive impact of $1.0 million between the 2005 and 2006 reporting periods primarily due to growth in Medicare volume.

•	Medicare liabilities, which had a positive impact of $1.4 million between the 2005 and 2006 reporting periods primarily related to the repayment of partial episode payments to CMS in the first quarter of fiscal 2005.

•	Cost of claims incurred but not reported which had a negative impact of $1.2 million between the 2005 and 2006 reporting periods due to lower claims activity resulting from the change in the nature of services provided under the Cigna agreement, and the impact of termination of the TriWest contract.

•	Obligations under insurance programs which had a positive impact on cash of $1.8 million between the 2005 and 2006 reporting periods primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.

•	Other accrued expenses which had a positive impact on cash of $5.5 million between the 2005 and 2006 reporting periods due primarily to accrued interest payable associated with the Credit Agreement and lower incentive and commission payments during the first quarter of fiscal 2006, as well as changes in various other accrued expenses.
     Working capital at April 2, 2006 was approximately $118 million, a decrease of $11 million as compared to approximately $129 million at January 1, 2006, primarily due to:
•	a $17 million decrease in cash, cash equivalents, restricted cash and short-term investments;

•	a $43 million increase in accounts receivable, due to the acquisition of accounts receivable associated with the Healthfield operations;

•	a $10 million increase in deferred tax assets;

•	a $7 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; and

•	a $54 million increase in current liabilities, consisting of increases in the current portion of long-term debt ($4 million), accounts payable ($2 million), Medicare liabilities ($2 million), payroll and related taxes ($20 million), deferred revenue ($18 million), obligations under insurance programs ($2 million), and other accrued expenses ($9 million), partially offset by a decrease in cost of claims incurred but not reported ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.
     Days Sales Outstanding (“DSO”) as of April 2, 2006 were 57 days, flat from January 1, 2006.
     Accounts receivable attributable to major payer sources of reimbursement at April 2, 2006 and January 1, 2006 are as follows (in thousands):

	April 2, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$69,511	$33,149	$27,168	$6,010	$3,184
Medicaid and Local Government	23,488	13,020	6,266	1,681	2,521
Commercial Insurance and Other	90,812	51,227	17,792	8,692	13,101
Self – Pay	8,150	995	2,123	1,830	3,202

Gross Accounts Receivable	$191,961	$98,391	$53,349	$18,213	$22,008

	January 1, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$31,623	$15,686	$12,198	$2,906	$833
Medicaid and Local Government	20,383	12,326	5,958	1,425	674
Commercial Insurance and Other	90,624	53,155	18,413	9,303	9,753
Self – Pay	5,662	823	1,165	1,584	2,090

Gross Accounts Receivable	$148,292	$81,990	$37,734	$15,218	$13,350

     The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Medicare	41%	30%
Medicaid and Local Government	17	18
Commercial Insurance and Other	42	52

	100%	100%

     On November 3, 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country effective January 1, 2006.)

     There are certain standards and regulations that the Company must adhere to in order to continue to participate in these programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in the Company’s exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes it is currently in compliance with these standards and regulations.
     The Company is party to a contract, as amended, with Cigna, effective January 1, 2004, pursuant to which the Company currently provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the first quarter of fiscal 2006, Cigna accounted for approximately 23 percent of the Company’s total net revenues, compared to approximately 27 percent for the first quarter of fiscal 2005. This decrease principally reflects the reduction in the number of enrolled Cigna members resulting in lower revenues from Cigna’s capitated plans. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain durable medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract on October 27, 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.
     Net revenues generated under capitated arrangements with managed care payers were approximately 8 percent and 11 percent of total net revenues for the first quarter of fiscal 2006 and fiscal 2005, respectively.
     Credit Arrangements
     Prior to February 28, 2006, the Company had a Credit Facility that provided up to $55 million in borrowings, including up to $40 million which was available for letters of credit. The Company could borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.
     On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a new Credit Agreement. The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million will be available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the Credit Agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined), mandatory prepayments of the term loan are required in the amounts specified in the Credit Agreement.
     Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. After the completion of two post-closing fiscal quarters, the interest rates under the Credit Agreement may be reduced if the Company meets certain reduced leverage targets (as defined) as follows:

Revolving Credit	Term Loan
Consolidated	Consolidated	Margin for	Margin for
Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
≥ 3.5	>3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & >3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
<2.5		0.50%	1.50%
     The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee may be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5.
     The Credit Agreement requires the Company to meet certain financial tests, the measurement of which commences at the end of the fiscal 2006 second quarter. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations; (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 2, 2006, the Company was in compliance with the covenants in the Credit Agreement.

     Guarantee and Collateral Agreement
     On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent. The Guarantee and Collateral Agreement grants a security interest in all personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all subsidiaries of the Company.
     The Company owns two Alabama properties which are subject to mortgages dated February 28, 2006.
     Insurance Programs
     The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. Such estimates and the resulting reserves are reviewed and updated periodically.
     The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit and segregated restricted cash balances.
     Capital Expenditures
     The Company’s capital expenditures for the three months ended April 2, 2006 were $3.1 million as compared to $1.2 million for the same period in fiscal 2005. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2006 will range between $19 million and $21 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
     Cash Resources and Obligations
     The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $71.6 million as of April 2, 2006. The restricted cash of $23.1 million at April 2, 2006 related primarily to cash funds of $22.9 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds.

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
     The Company made no purchases of its common stock during the first quarter of 2006. As of April 2, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
     Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.
     Contractual Obligations and Commercial Commitments
     As of April 3, 2006, the Company had outstanding borrowings of $370 million under the term loan of the Credit Agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at April 2, 2006 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations	$370,000	$3,700	$7,400	$6,475	$352,425
Capital lease obligations	2,529	1,008	1,446	75	—
Operating lease obligations	73,464	22,560	28,607	15,381	6,916
Purchase obligations	700	700	—	—	—

Total	$446,693	$27,968	$37,453	$21,931	$359,341

     For the period April 3, 2006 through May 10, 2006, the Company made prepayments of $5.0 million on the term loan.
     The Company had total letters of credit outstanding of approximately $19.2 million at April 2, 2006 and $20.2 million at January 1, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the heading “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $2.6 million and $2.5 million at April 2, 2006 and January 1, 2006, respectively.
     The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
     Management expects that the Company’s working capital needs for fiscal 2006 will be met through operating cash flow and its existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, additional share repurchases and cash dividends.

These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.
     Equity-Based Compensation
     Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting provisions of the individual grants, but not charged to expense.
     Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R). See Note 3, “New Accounting Standards.”
     Stock option grants in fiscal 2006 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four. Prior to the acceleration of vesting of certain stock options, as discussed in more detail above, stock option grants that were awarded in fiscal 2004 and prior years were scheduled to fully vest over periods ranging from three to six years.
     For the quarter ended April 2, 2006, the Company recorded equity-based compensation expense of $0.6 million, or $0.02 per diluted share as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For the quarter ended April 3, 2005, the Company recorded no compensation expense pursuant to the provisions of APB 25.
     The weighted average fair values of the Company’s stock options granted during the first quarter of fiscal 2006 and fiscal 2005, calculated using the Black-Scholes option-pricing model, and other assumptions are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Weighted average fair value of options granted	$7.28	$6.12
Risk-free interest rate	4.79%	3.73%
Expected volatility	35%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
     For stock options granted during the fiscal 2005 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience. For stock options granted during the fiscal 2004 and prior periods, the expected life is estimated to be two years following the date the options become fully vested and forfeitures are reflected in the calculation as they occur.
     Compensation expense is calculated for the fair value of the employee’s purchase rights under the ESPP, using the Black-Scholes option pricing model. Assumptions for the first quarter of fiscal 2006 and fiscal 2005 are as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005
Risk-free interest rate	4.42%	2.63%
Expected volatility	32%	27%
Expected life	0.5 years	0.5 years
Expected dividend yield	0%	0%
     A summary of Gentiva stock options activity as of April 2, 2006 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance as of January 2, 2006	3,568,288	$10.38
Granted	947,500	18.22
Exercised	(640,770)	8.36
Cancelled	(60,205)	16.38

Balance as of April 2, 2006	3,814,813	$12.57	7.80	$21,500,021

Exercisable Options	2,337,557	$9.42	6.68	$20,550,608

     During the first quarter of fiscal 2006, the Company granted 947,500 stock options to officers and employees under its 2004 Plan at an average exercise price of $18.22 and a weighted average, grant date fair value of options of $7.28. The total intrinsic value of options exercised during the quarter ended April 2, 2006 and April 3, 2005 was $5.8 million and $0.9 million, respectively.

     A summary of the status of the Company’s nonvested shares as of April 2, 2006 and changes during the quarter then ended is presented below:

		Weighted-
		Average
	Nonvested	Grant-Date
	Shares	Fair Value

Nonvested Balance as of January 2, 2006	983,127	$6.04
Granted	947,500	7.28
Vested	(393,166)	5.07
Cancelled	(60,205)	6.68

Nonvested Balance as of April 2, 2006	(1,477,256	$7.06

     As of April 2, 2006, the Company had $8.1 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested during the first quarter of fiscal 2006 and 2005 was $2.0 million and $0.1 million, respectively.
     The following table presents net income and basic and diluted income per common share, for the three months ended April 3, 2005, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

		Three Months Ended
		April 3, 2005
Net income — as reported		$4,125
Pro forma adjustments:
Deduct:	Total equity-based compensation expense
	determined under fair value based method for
	all awards, net of tax	(1,040)

Net income — pro forma		$3,085

Net income per share — as reported:
Basic		$0.18
Diluted		$0.17
Net income per share — pro forma:
Basic		$0.13
Diluted		$0.12
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e. base rate or LIBOR plus applicable margins) and the interest period. As of April 2, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $370.0 million. A hypothetical 100 basis point change in short-term interest rates would result in an increase or decrease in interest expense of $3.7 million per year, assuming a similar capital structure.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting
     As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
PART II — OTHER INFORMATION
  Item 1.   Legal Proceedings
   See Note 12 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.
  Item 1A. Risk Factors
   There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
  (a) None, except as disclosed in the Company’s Current Report on Form 8-K filed on March 3, 2006.
  (c) None.

Item 3. Defaults Upon Senior Securities
   None.
Item 4. Submission of Matters to a Vote of Security Holders
   None.
Item 5. Other Information
 Corporate Integrity Agreement
     In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, effective until August 18, 2004, subject to the Company’s filing of a final annual report with the Department of Health and Human Services, Office of Inspector General, in form and substance acceptable to the government. The Company has filed a final annual report and is awaiting closure by the government.
     The Company believes that it has been in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company has failed to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties. The corporate integrity agreement applies to the Company’s businesses that bill the federal government health programs directly for services, such as its nursing brand, and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, to retain an independent review organization to perform annual reviews and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.
Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Certificate of Correction to Certificate of Incorporation, filed with the Delaware Secretary of State on July 1, 2002. (2)

3.3	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (4)

Exhibit Number	Description

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein. (5)

10.2	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document). (6)

10.3	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent. (7)

10.4	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (7)

10.5	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein. (7)

10.6	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc., and Rodney D. Windley. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(2)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2002.

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated January 4, 2006 and filed January 5, 2006.

(6)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 1, 2006.

(7)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)
Date: May 12, 2006	/s/ Ronald A. Malone
Ronald A. Malone
Chairman and Chief Executive Officer

Date: May 12, 2006	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President and Chief Financial Officer