Form 10-Q
period 2006-07-02
GENTIVA HEALTH SERVICES INC
filed 2006-08-11
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR
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
Yes ☐                     No ☑
     The number of shares outstanding of the registrant’s Common Stock, as of August 7, 2006, was 27,127,735.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	July 2, 2006	January 1, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$33,592	$38,617
Short-term investments	35,750	49,750
Receivables, less allowance for doubtful accounts of $8,648 and $8,657 at July 2, 2006 and January 1, 2006, respectively	170,204	139,635
Deferred tax assets	24,993	15,974
Prepaid expenses and other current assets	14,106	7,816

Total current assets	278,645	251,792

Fixed assets, net	43,468	24,969
Deferred tax assets, net	—	18,099
Intangibles assets, net	201,025	5,831
Goodwill	280,092	6,763
Other assets	24,907	19,111

Total assets	$828,137	$326,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,131	$13,870
Payroll and related taxes	23,119	9,777
Deferred revenue	23,691	7,455
Medicare liabilities	10,499	7,220
Cost of claims incurred but not reported	17,502	25,276
Obligations under insurance programs	34,495	32,883
Other accrued expenses	39,433	25,985

Total current liabilities	161,870	122,466

Long-term debt	360,000	—
Deferred tax liabilities, net	27,086	—
Other liabilities	21,203	21,945

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 27,122,885 and 23,034,954 shares at July 2, 2006 and January 1, 2006, respectively	2,712	2,303
Additional paid-in capital	291,312	225,847
Accumulated deficit	(36,046)	(45,996)

Total shareholders’ equity	257,978	182,154

Total liabilities and shareholders’ equity	$828,137	$326,565

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net revenues	$284,061	$220,135	$527,301	$427,242
Cost of services sold (excluding depreciation)	162,106	138,628	305,399	265,857

Gross profit	121,955	81,507	221,902	161,385
Selling, general and administrative expenses	(101,922)	(72,658)	(189,397)	(144,417)
Depreciation and amortization	(4,025)	(1,911)	(6,998)	(3,647)

Operating income	16,008	6,938	25,507	13,321
Interest expense	(7,166)	(268)	(9,974)	(536)
Interest income	765	682	1,657	1,413

Income before income taxes	9,607	7,352	17,190	14,198
Income tax (expense) benefit	(4,064)	1,298	(7,240)	(1,423)

Net income	$5,543	$8,650	$9,950	$12,775

Net income per common share:
Basic	$0.21	$0.37	$0.39	$0.55

Diluted	$0.20	$0.35	$0.37	$0.51

Weighted average shares outstanding:
Basic	26,926	23,271	25,721	23,358

Diluted	27,851	24,935	26,669	24,981

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
OPERATING ACTIVITIES:
Net income	$9,950	$12,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,998	3,647
Provision for doubtful accounts	3,806	3,154
Reversal of tax audit reserves	—	(4,200)
Equity-based compensation expense	1,750	—
Windfall tax benefits associated with equity-based compensation	(1,387)	—
Deferred income tax expense	6,713	3,237
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	14,994	(13,576)
Prepaid expenses and other current assets	(3,489)	(1,677)
Accounts payable	(7,888)	(5,020)
Payroll and related taxes	(621)	1,057
Deferred revenue	678	1,132
Medicare liabilities	1,455	(1,404)
Cost of claims incurred but not reported	(7,774)	(1,480)
Obligations under insurance programs	999	(2,153)
Other accrued expenses	7,810	(5,696)
Other, net	300	33

Net cash provided by (used in) operating activities	34,294	(10,171)

INVESTING ACTIVITIES:
Purchase of fixed assets	(9,247)	(3,294)
Acquisition of businesses, net of cash acquired	(210,036)	(12,040)
Purchase of short-term investments available-for-sale	(109,795)	(106,900)
Maturities of short-term investments available-for-sale	123,795	131,250
Maturities of short-term investments held to maturity	—	10,000

Net cash (used in) provided by investing activities	(205,283)	19,016

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,438	3,791
Windfall tax benefits associated with equity-based compensation	1,387	—
Proceeds from issuance of debt	370,000	—
Healthfield debt repayments	(195,305)	—
Other debt repayments	(10,000)	—
Changes in book overdrafts	(1,395)	4,586
Debt issuance costs	(6,930)	—
Repurchases of common stock	—	(12,325)
Repayment of capital lease obligations	(231)	(176)

Net cash provided by (used in) financing activities	165,964	(4,124)

Net change in cash, cash equivalents and restricted cash	(5,025)	4,721
Cash, cash equivalents and restricted cash at beginning of period	38,617	31,924

Cash, cash equivalents and restricted cash at end of period	$33,592	$36,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,039	$359
Income taxes	$1,476	$491

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended July 2, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006.
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     1. Background and Basis of Presentation
     Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its reportable business segments: Home Healthcare Services, CareCentrix® and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and durable medical equipment (“DME”), infusion therapy and consulting services businesses. See Note 14 for a description of the Company’s reportable business segments for fiscal 2006.
     On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a leading provider of home healthcare, hospice and related services, as further described in Note 5. In connection with the acquisition, the Company entered into a new credit agreement which provided for a $370 million term loan and a $75 million revolving credit facility and a Guarantee and Collateral Agreement, as further described in Note 9, and issued approximately 3.2 million shares of common stock.
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
     2. Accounting Policies
     Cash, Cash Equivalents and Restricted Cash
     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.2 million at July 2, 2006 and $22.0 million at January 1, 2006 primarily represents segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security. Interest on all restricted funds accrues to the Company. The Company also maintains segregated funds of approximately $6.5 million relating to a non-profit hospice operation in Florida. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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
     Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates cost. Auction rate securities of $35.8 million and $49.8 million at July 2, 2006 and January 1, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.
     Debt securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity investments and are reported at amortized cost which approximates fair value. The Company has no investments classified as held-to-maturity investments.
     The Company has no investments classified as trading securities.
     3. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006, which for the Company is the first quarter of fiscal 2007. The Company is evaluating the impact of adopting this Interpretation and expects it to have a minimal impact on its consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement is effective as of the beginning of an entity’s first fiscal year beginning after September 15, 2006.

     4. Medicare Revenues
     Medicare revenues for the first six months of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12).
     5. Acquisitions
     Carolina Vital Care and Lazarus House Hospice
     During the second quarter of fiscal 2006, the Company completed two acquisitions to expand home infusion services in the Carolinas and hospice services into Tennessee.
     The Company acquired the assets of Carolina Vital Care, a home infusion pharmacy business based in Charlotte, North Carolina, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement.
     The Company acquired certain assets and the operations of Lazarus House Hospice, a not-for-profit provider of licensed hospice services based in Tennessee, pursuant to an asset purchase agreement.
     The combined purchase price for the two acquisitions was $4.5 million. On a preliminary basis, the purchase price was allocated to goodwill ($3.4 million), identifiable intangible assets ($0.7 million), and other assets ($0.4 million); the purchase price allocation is subject to adjustment following the completion of an independent valuation analysis of certain net assets acquired.
     Healthfield
     On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $465.9 million in cash and shares of Gentiva common stock, including transaction costs of $11.1 million. Total consideration included a $1.9 million adjustment recorded in the second quarter of 2006 to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs of $6.7 million, (See Note 9), (ii) 3,194,137 shares of Gentiva common stock at fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006, and (iii) existing cash balances of $49.3 million.
     The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeast United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix, provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and DME services and infusion therapy as a direct provider of services and expand its current specialty programs.
     The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combination” (“SFAS 141”). Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,843
Accounts receivable	49,169
Deferred tax assets	8,189
Fixed assets	15,030
Identifiable intangible assets	195,933
Goodwill	269,976
Other assets	3,283

Total assets acquired	555,423
Accounts payable and accrued liabilities	(48,721)
Short-term and long-term debt	(195,305)
Deferred tax liability	(39,990)
Other liabilities	(900)

Total liabilities assumed	(284,916)

Net assets acquired	$270,507

     The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Intangible	Useful
	asset	life
Tradenames	$15,881	10 years
Customer relationships	10,680	10 years
Certificates of need	169,372	indefinite

Total	$195,933

     The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through July 2, 2006. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.
     Pro Forma Results
     The following unaudited pro forma financial information presents the combined results of operations of the Company and Healthfield as if the acquisition had occurred at January 3, 2005, the beginning of the first quarter of fiscal 2005. The pro forma results presented below for the six months ended July 2, 2006 combine the results of the Company for such period and the historical results of Healthfield from January 1, 2006 through February 28, 2006. The pro forma results presented below for the three months and six months ended July 3, 2005 combine the results of the Company for such periods and the historical results of Healthfield for the respective three month and six month periods (in thousands, except per share data):

	Three
	Months Ended	Six Months Ended
	July 3, 2005	July 2, 2006	July 3, 2005

Net revenues	$293,870	$577,822	$573,084
Net income	$7,224	$10,133	$13,975

Net income per common share:
Basic	$0.27	$0.38	$0.53
Diluted	$0.26	$0.37	$0.50

Weighted average shares outstanding:
Basic	26,465	26,722	26,552
Diluted	28,129	27,670	28,164
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
     Heritage Home Care Services
     On May 1, 2005, the Company completed the purchase of certain assets and the operations of Heritage Home Care Services, Inc. (“Heritage”), a Utah-based provider of home healthcare services, and assumed certain liabilities related to contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement, for cash consideration of $11.5 million, exclusive of working capital requirements. In connection with the acquisition, the Company also incurred transaction costs of $0.6 million. A valuation analysis of the purchase price was performed and costs have been recorded as goodwill ($5.4 million), fixed assets and other assets ($0.4 million), and identifiable intangible assets ($6.3 million).
6. Restructuring and Integration Costs
     During the second quarter and first six months of fiscal 2006, the Company recorded restructuring and integration costs of approximately $0.7 million and $2.7 million, respectively, as further described below.
     CareCentrix Restructuring Activities
     During the second quarter and first six months of fiscal 2006, the Company recorded charges of $0.1 million and $0.7 million, respectively, and in the fourth quarter of fiscal 2005 recorded charges of $0.8 million, in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two Regional Care Centers in response to changes primarily in the nature of services provided to CIGNA Health Corporation (“Cigna”) members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.
     Integration Activities
     The Company recorded charges of $0.6 million and $2.0 million during the second quarter and first six months of fiscal 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition and write off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006. The Company expects to incur additional integration costs throughout fiscal 2006, but the aggregate amount of such costs cannot be determined at this time.
     The costs incurred and cash expenditures associated with CareCentrix restructuring and Healthfield integration activities by component were as follows (in thousands):

	CareCentrix Restructuring			Integration Activities
	Compensation	Facility		Compensation
	and Severance	Lease and		and Severance
	Costs	Other Costs	Total	Costs	Other Costs	Total
Beginning Balance at January 2, 2005	$—	$—	$—	$—	$—	$—

Charge in 2005	770	19	789	—	—	—
Cash expenditures	—	(19)	(19)	—	—	—

Ending Balance at January 1, 2006	770	—	770	—	—	—

Charge in first quarter 2006	643	15	658	1,232	107	1,339
Cash expenditures	(1,407)	(14)	(1,421)	(816)	—	(816)
Asset write off	—	—	—	—	(107)	(107)

Ending Balance at April 2, 2006	6	1	7	416	—	416

Charge in second quarter 2006	52	—	52	196	475	671
Cash expenditures	(58)	(1)	(59)	(223)	(475)	(698)

Ending Balance at July 2, 2006	$—	$—	$—	$389	$—	$389

     The balance of unpaid charges relating to CareCentrix restructuring activities, integration activities and a restructuring plan adopted in fiscal 2002 aggregated $1.7 million at July 2, 2006 and $2.0 million at January 1, 2006, of which the 2002 plan had remaining lease obligations of $1.3 million at both July 2, 2006 and January 1, 2006, which was included in other accrued expenses in the consolidated balance sheets.
     7. Goodwill and Other Intangible Assets
     Goodwill and identifiable intangible assets were recorded during the second quarter and first six months of fiscal 2006 in connection with acquisition activity further described in Note 5. The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of July 2, 2006 and January 1, 2006 were as follows (in thousands):

	As of July 2, 2006			As of January 1, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance	Life
Amortized intangible assets:
Covenants not to compete	$1,873	$(300)	$1,573	$1,198	$(173)	$1,025	5 Years
Customer relationships	14,650	(935)	13,715	3,970	(311)	3,659	10 Years
Tradenames	17,028	(663)	16,365	1,147	—	1,147	10 Years

Subtotal	33,551	(1,898)	31,653	6,315	(484)	5,831

Unamortized intangible assets:
Certificates of need	169,372	—	169,372	—	—	—

Total identifiable intangible assets	$202,923	$(1,898)	$201,025	$6,315	$(484)	$5,831

Goodwill	$280,092	$—	$280,092	$6,763	$—	$6,763

     Goodwill acquired in connection with the Healthfield acquisition has been assigned to the Home Healthcare Services segment. Certificates of need include $9.3 million associated with a Hospice certificate of need that has been assigned to the Other Related Services segment. The estimated amortization expense for the remainder of 2006 is $1.8 million and for each of the next five succeeding years approximates $3.6 million for fiscal years 2007 through 2009, $3.5 million for fiscal year 2010 and $3.3 million for fiscal year 2011.
     8. Earnings Per Share
     Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$5,543	$8,650	$9,950	$12,775

Basic weighted average common shares outstanding	26,926	23,271	25,721	23,358
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	925	1,664	948	1,623

Diluted weighted average common shares outstanding	27,851	24,935	26,669	24,981

Net income per common share:
Basic	$0.21	$0.37	$0.39	$0.55
Diluted	$0.20	$0.35	$0.37	$0.51

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
     On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a new credit agreement (“Credit Agreement”). The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the Credit Agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined), mandatory prepayments of the term loan are required in the amounts specified in the Credit Agreement.
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

Revolving Credit	Term Loan
Consolidated	Consolidated	Margin for	Margin for
Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
≥ 3.5	≥3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
<2.5		0.50%	1.50%
     The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee may be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5. As of July 2, 2006, the consolidated leverage ratio (as defined) approximated 4.1.
     The Credit Agreement requires the Company to meet certain financial tests, the measurement of which commenced at the end of the fiscal 2006 second quarter. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations, (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 2, 2006, the Company was in compliance with the covenants in the Credit Agreement.
     During the quarter ended July 2, 2006, the Company made prepayments of $10.0 million under its term loan. As of July 2, 2006, the Company had outstanding borrowings under the term loan of $360.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of July 2, 2006, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.7 million for fiscal 2008, $3.7 million per year for fiscal 2009 through fiscal 2010 and $349.9 million thereafter. Total outstanding letters of credit were approximately $20.2 million at July 2, 2006, under the current Credit Agreement, and $20.2 million at January 1, 2006, under the former Credit Facility. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. There were no borrowings outstanding under the revolving credit facility as of July 2, 2006. The Company also had outstanding surety bonds of $2.6 million at July 2, 2006 and $2.5 million at January 1, 2006.

     The restricted cash of $22.2 million and $22.0 million at July 2, 2006 and January 1, 2006, respectively, related primarily to cash funds of $22.0 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. The balance at July 2, 2006 also includes $0.2 million of cash collateralization of letters of credit. Interest on all restricted funds accrues to the Company.
Guarantee and Collateral Agreement
     On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a security interest in all real property and personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all subsidiaries of the Company.
Other
     The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
     For the second quarter and first six months of fiscal 2006, net interest expense was approximately $6.4 million and $8.3 million, respectively, consisting primarily of interest expense associated with the term loan borrowings and fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $1.7 million, respectively, earned on short-term investments and existing cash balances. Net interest income for the second quarter and first six months of fiscal 2005 represented interest income of approximately $0.7 million and $1.4 million, respectively, partially offset by fees relating to the Credit Facility and outstanding letters of credit.
     10. Shareholders’ Equity
     Changes in shareholders’ equity for the six months ended July 2, 2006 were as follows (in thousands except share amounts):

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance at January 1, 2006	$2,303	$225,847	$(45,996)	$182,154

Comprehensive income:
Net income	—	—	9,950	9,950

Income tax benefits associated with equity-based compensation	—	2,351	—	2,351

Healthfield acquisition	319	53,016	—	53,335

Equity-based compensation expense	—	1,750	—	1,750

Issuance of stock upon exercise of stock options and under stock plans for employees and directors (893,794 shares)	90	8,348	—	8,438

Balance at July 2, 2006	$2,712	$291,312	$(36,046)	$257,978

     Comprehensive income amounted to $5.5 million and $8.7 million for the second quarter of fiscal 2006 and fiscal 2005, respectively, and $10.0 million and $12.8 million for the first six months of fiscal 2006 and fiscal 2005, respectively.
     During the three months ended July 3, 2005, the Company purchased 283,800 shares of its common stock at an aggregate cost of approximately $4.7 million or $16.71 per share. For the first six months of fiscal 2005, the Company purchased 756,300 shares of its common stock at an aggregate cost of approximately $12.3 million or $16.30 per share. On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the six months ended July 2, 2006.
     As of July 2, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
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
     In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which was amended and restated on January 1, 2004 and further amended on May 6, 2005. Under the plan, each non-employee director receives an annual deferred stock unit award valued at $40,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 150,000.
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
     Accelerating the vesting of these options eliminates the future compensation expense that the Company would have otherwise recognized in its consolidated statements of income with respect to these options when SFAS 123(R) became effective. SFAS 123(R) became effective for the Company on January 2, 2006 and requires that compensation expense associated with stock options be recognized in the Company’s consolidated statements of income, instead of as previously presented on a pro forma basis within a footnote disclosure included in the Company’s consolidated financial statements. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $2.3 million on an after tax basis.

     Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company’s ESPP is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.
     Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R) the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).
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
     For the second quarter and the first six months ended July 2, 2006, the Company recorded equity-based compensation expense of $1.1 million and $1.8 million, respectively, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For the second quarter and the first six months ended July 3, 2005, the Company recorded no compensation expense pursuant to the provisions of APB 25.
     The weighted-average fair values of the Company’s stock options granted during the first six months of fiscal 2006 and fiscal 2005, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Six Months Ended
	July 2, 2006	July 3, 2005
Weighted-average fair value of options granted	$7.28	$6.12
Risk-free interest rate	4.79%	3.73%
Expected volatility	35%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
     For stock options granted during the fiscal 2005 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

     Compensation expense is calculated for the fair value of the employee’s purchase rights under the ESPP, using the Black-Scholes option pricing model. Assumptions for the first six months of fiscal 2006 and fiscal 2005 are as follows:

	Six Months Ended
	July 2, 2006	July 3, 2005
Risk-free interest rate	4.42%	2.63%
Expected volatility	32%	27%
Expected life	0.5 years	0.5 years
Expected dividend yield	0%	0%
     A summary of Gentiva stock options activity as of July 2, 2006 and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance as of January 2, 2006	3,568,288	$10.38
Granted	947,500	18.22
Exercised	(757,634)	8.73
Cancelled	(129,238)	16.43

Balance as of July 2, 2006	3,628,916	$12.56	7.5	$12,594,763

Exercisable Options	2,217,509	$9.37	6.4	$14,773,722

     During the first six months of fiscal 2006, the Company granted 947,500 stock options to officers and employees under its 2004 Plan at an average exercise price of $18.22 and a weighted-average, grant-date fair value of options of $7.28. The total intrinsic value of options exercised during the six months ended July 2, 2006 and July 3, 2005 was $6.5 million and $1.9 million, respectively.
     A summary of the status of the Company’s nonvested options as of July 2, 2006 and changes during the six months then ended is presented below:

		Weighted-
		Average
	Nonvested	Grant-Date
	Options	Fair Value

Nonvested Balance as of January 2, 2006	983,127	$6.04

Granted	947,500	7.28
Vested	(395,179)	5.08
Cancelled	(124,041)	6.86

Nonvested Balance as of July 2, 2006	1,411,407	$7.07

     As of July 2, 2006, the Company had $7.2 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of options vested dur-

ing the first six months of fiscal 2006 and 2005 was $2.0 million and $1.0 million, respectively.
     The following table presents net income and basic and diluted income per common share, for the second quarter and first six months ended July 3, 2005, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Net income — as reported	$8,650	$12,775
Pro forma adjustments:
Deduct: Total equity-based compensation expense determined under fair value based method for all awards, net of tax	(1,024)	(2,064)

Net income — pro forma	$7,626	$10,711

Net income per share — as reported
Basic	$0.37	$0.55
Diluted	$0.35	$0.51
Net income per share — pro forma
Basic	$0.33	$0.46
Diluted	$0.31	$0.43
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
     In connection with the Healthfield transaction, the parties have agreed to indemnify each other for certain liabilities and representations as set forth in the related acquisition agreement.

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
     In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company’s cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are currently under audit. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 were to be reopened after the process for the 1997 cost reports was completed. During fiscal 2004, the Company received an aggregate of $10.4 million in connection with the reopening of the 1997 and 1998 cost reports.
     During the first quarter of fiscal 2006, the fiscal intermediary substantially completed the reopening of the 1999 cost reports. In connection with the reopening of the 1999 cost reports, the Company received an aggregate amount of $5.5 million. The Company received the funds and recorded the adjustment as net revenues during the fourth quarter of fiscal 2005 ($3.6 million) and the first quarter of fiscal 2006 ($1.9 million). The time frame for resolving all items relating to the 2000 cost reports cannot be determined at this time.
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

     13. Income Taxes
     The Company recorded a federal and state income tax provision of $4.1 million for the second quarter of fiscal 2006, of which $0.4 million represented a current tax provision and $3.7 million represented a deferred tax provision. For the six months ended July 2, 2006, the Company recorded a federal and state income tax provision of $7.2 million representing a current tax provision of $0.5 million and a deferred tax provision of $6.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first six months of fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.9 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.3 percent). The Company may release certain tax reserves in the second half of 2006 due to the finalization of prior year state tax returns.
     The Company recorded federal and state income tax benefits of $1.3 million for the second quarter of fiscal 2005 and a federal and state income tax provision of $1.4 million for the six months ended July 3, 2005. The income tax benefit recorded in the second quarter of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume the responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective tax rate of 10 percent for the first six months is primarily due to the release of tax reserves and state taxes.
     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	July 2, 2006	January 1, 2006
Deferred tax assets:
Current:
Reserves and allowances	$13,522	$10,477
Federal net operating loss and other carryforwards	9,249	3,325
Other	2,222	2,172

Total current deferred tax assets	24,993	15,974

Noncurrent:
Intangible assets	51,874	22,074
Federal net operating loss	4,817	—
State net operating loss	7,882	6,657
Less: valuation allowance	(4,124)	(4,124)

Total noncurrent deferred tax assets	60,449	24,607

Total assets	85,442	40,581

Deferred tax liabilities:
Noncurrent:
Intangible assets	(76,414)	—
Fixed assets	(3,538)	(2,375)
Developed software	(4,862)	(3,504)
Other	(2,721)	(629)

Total noncurrent deferred tax liabilities	(87,535)	(6,508)

Net deferred tax (liabilities) assets	$(2,093)	$34,073

     At July 2, 2006, the Company had federal tax credit carryforwards of $1.4 million and federal net operating loss carryforwards of $36.2 million, all of which expire in 2025. Deferred tax assets, relating to the federal net operating loss carryforwards, approximate $12.7 million. In addition, the Company had state net operating loss carryforwards that expire between 2006 and 2013. Deferred tax assets, relating to the state net operating loss carryforwards, approximate $7.9 million. The Company maintains a valuation allowance of $4.1 million in recognition that certain state net operating loss carryforwards may expire before realization.
     14. Business Segment Information
     The Company’s operations involve servicing patients and customers through its three reportable business segments: Home Healthcare Services, CareCentrix and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and DME, infusion therapy and consulting services businesses. Prior to the acquisition of Healthfield, the Home Healthcare Services segment included the Company’s consulting business and one DME location.
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
     Respiratory Therapy and Durable Medical Equipment
     Respiratory therapy and DME services are provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Durable medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.
     Infusion Therapy
     Infusion therapy is provided to patients at home through pharmacy locations in Alabama, Georgia and North Carolina. Infusion therapy serves as a complement to the Company’s traditional service offering, providing clients with a comprehensive home health provider while diversifying the Company’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.
     Consulting
     The Company provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.
Corporate Expenses
     Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment including equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal and human resource benefits and administration.
Other Information
     The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization, and net interest costs, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Home Healthcare Services segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory, identifiable intangible assets, goodwill and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Healthcare Services segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.
     For the second quarter and six months ended July 2, 2006, net revenues relating to the Company’s participation in Medicare amounted to $132.9 million and $231.8 million, respectively, of which $117.3 million and $210.9 million, respectively, was included in the Home Healthcare Services segment and $15.5 million and $20.9 million, respectively, was included in the Other Related Services segment. For the second quarter and first six months ended July 3, 2005, net revenues from Medicare amounted to $65.3 million and $127.0 million, respectively, all of which was included in the Home Health Services segment. Revenues from Cigna amounted to $51.5 million and $64.8 million for the second quarter of fiscal 2006 and 2005, respectively, and $108.1 million and $121.6 million for the first six months of fiscal 2006 and 2005, respectively, were included in the CareCentrix segment.
     Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Hospice	$18,250	$—	$24,770	$—
Respiratory services and DME	8,257	503	11,449	956
Infusion therapies	3,013	—	4,027	—
Consulting services	883	832	1,777	1,636

Total net revenues	$30,403	$1,335	$42,023	$2,592

     Segment information about the Company’s operations is as follows (in thousands):

	Home Healthcare				Other
	Services		CareCentrix		Related Services	Total
Three months ended July 2, 2006 (unaudited)
Net revenue — segments	$192,659		$64,530	(2)	$30,403	$287,592

Intersegment revenues						(3,531)

Total net revenue						$284,061

Operating contribution	$24,906	(1)	$7,487	(2)	$5,273	$37,666

Corporate expenses						(17,633	) (1)
Depreciation and amortization						(4,025)
Interest expense, net						(6,401)

Income before income taxes						$9,607

Three months ended July 3, 2005 (unaudited)
Net revenue — segments	$136,332		$87,069		$1,335	$224,736

Intersegment revenues						(4,601)

Total net revenue						$220,135

Operating contribution	$11,880		$7,165		$231	$19,276

Corporate expenses						(10,427)
Depreciation and amortization						(1,911)
Interest income, net						414

Income before income taxes						$7,352

Six months ended July 2, 2006 (unaudited)
Net revenue — segments	$357,448	(3)	$134,582	(2)	$42,023	$534,053

Intersegment revenues						(6,752)

Total net revenue						$527,301

Operating contribution	$45,081	(1,3)	$12,685	(2)	$7,506	$65,272

Corporate expenses						(32,767)
Depreciation and amortization						(6,998)
Interest expense, net						(8,317)

Income before income taxes						$17,190

Segment assets	$595,420		$49,870		$26,555	$671,845

Intersegment assets						(1,000)
Corporate assets						157,292

Total assets						$828,137

Six months ended July 3, 2005 (unaudited)
Net revenue — segments	$268,158		$166,003		$2,592	$436,753

Intersegment revenues						(9,511)

Total net revenue						$427,242

Operating contribution	$23,221		$14,007		$496	$37,724

Corporate expenses						(20,756	) (4)
Depreciation and amortization						(3,647)
Interest income, net						877

Income before income taxes						$14,198

Segment assets	$87,402		$68,706		$1,117	$157,225

Intersegment assets						(1,500)
Corporate assets						168,915

Total assets						$324,640

(1)	Home Healthcare Services operating contribution for the second quarter and first six months of fiscal 2006 included costs of $0.3 million and $1.1 million, respectively, and corporate expenses included costs of $0.3 million and $0.9 million for the second quarter and first six months of fiscal 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. (See Note 6.)

(2)	For the second quarter and first six months ended July 2, 2006, CareCentrix included restructuring costs of $0.1 million and $0.7 million, respectively, associated with the restructuring relating to the closing and consolidation of two Regional Care Centers. (See Note 6.)

In addition, net revenue and operating contribution for the second quarter and first six months of fiscal 2006 included a positive adjustment of $0.6 million which represented a change in estimate relating to contract revenue.
(3)	The Home Healthcare Services segment net revenues and operating contribution for the first six months of fiscal 2006 included funds received of approximately $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 12.)

(4)	For the six months ended July 3, 2005, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement.
15. Subsequent Event
      To assist in managing the potential interest rate risk associated with its floating rate term loan under the Credit Agreement (see Note 9), on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company will pay a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum) on the $170 million rather than a fluctuating rate plus an applicable margin.
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
Significant Developments
     Healthfield Acquisition
     On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $465.9 million in cash and shares of Gentiva common stock, including transaction costs of $11.1 million. Total consideration included a $1.9 million adjustment recorded in the second quarter of 2006 to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs of $6.7 million, (See Note 9), (ii) 3,194,137 shares of Gentiva common stock at fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006, and (iii) existing cash balances of $49.3 million.
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
Overview
     Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 500 direct service delivery units within over 400 locations in 35 states, and through CareCentrix, which manages home healthcare services for major managed care organizations throughout the United States and delivers them 24 hours a day, 7 days a week in all 50 states through a network of more than 3,000 third-party provider locations, as well as Gentiva locations. The Company is a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; durable medical and respiratory equipment; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.
     Commencing in fiscal 2006, the Company identified three business segments for reporting purposes: Home Healthcare Services, CareCentrix and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and DME, infusion therapy and consulting services businesses. The Company believes that this presentation aligns the Company’s financial reporting with the manner in which the Company has recently commenced to manage its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, the Home Healthcare Services segment included the Company’s consulting business and one DME location.
Home Healthcare Services
     Direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker ser-

vices to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:
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
     Respiratory Therapy and Durable Medical Equipment
     Respiratory therapy and DME services are provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Durable medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

     Infusion Therapy
     Infusion therapy is provided to patients at home through pharmacy locations in Alabama, Georgia and North Carolina. Infusion therapy serves as a complement to the Company’s traditional service offering, providing clients with a comprehensive home health provider while diversifying the Company’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.
     Consulting
     The Company provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.
Results of Operations
     Revenues
     A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Second Quarter			First Six Months
			Percentage			Percentage
	2006	2005	Variance	2006	2005	Variance
Home Healthcare Services	$192.7	$136.3	41.3%	$357.4	$268.1	33.3%
CareCentrix	64.5	87.1	(25.9%)	134.6	166.0	(18.9%)
Other Related Services	30.4	1.3	2177.4%	42.0	2.6	1521.3%
Intersegment revenues	(3.5)	(4.6)	(23.3%)	(6.7)	(9.5)	(29.0%)

Total net revenues	$284.1	$220.1	29.0%	$527.3	$427.2	23.4%

     The Company’s net revenues increased by $64.0 million, or 29.0 percent, to $284.1 million for the quarter ended July 2, 2006 as compared to the quarter ended July 3, 2005. For the six months ended July 2, 2006 as compared to the six months ended July 3, 2005, net revenues increased by $100.1 million, or 23.4 percent, to $527.3 million from $427.2 million.
     Home Healthcare Services
     Home Healthcare Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2006 net revenues were $192.7 million, up $56.4 million, or 41.3 percent, from $136.3 million in the prior year period. For the first six months of fiscal 2006, net revenues were $357.4 million, an $89.3 million or a 33.3 percent increase compared to $268.1 million for the corresponding period of fiscal 2005.
     Net revenues derived from former Healthfield locations were approximately $54 million and $75 million for the second quarter and first six months of fiscal 2006, respectively. However, in connection with activities relating to integration following the Healthfield acquisition on February 28, 2006, there has been and will continue to be a commingling of business and resources between Gentiva branch locations and former Healthfield locations in selected overlap markets in the southeast United States affecting the Company’s ability to provide Healthfield specific information.
     Revenues generated from Medicare were $117.4 million in the second quarter of 2006 and $65.3 million in the second quarter of 2005. This increase results from (i) the impact of the Healthfield acquisition and (ii) growth from existing Gentiva locations fueled primarily by increased volume in specialty programs and continuing improvement in revenue per admission. For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by more than 10 percent between the second quarters of 2005 and 2006. Medicare revenues represented approximately 61 percent of total Home Healthcare Services revenues in the 2006 second quarter as compared to 48 percent of total Home Healthcare Services revenues in the 2005 second quarter.
     Revenues from other payer sources were $75.3 million in the second quarter of 2006 and $71.0 million in the second quarter of 2005. This increase results from Medicaid and local government and commercial insurance and other revenues from former Healthfield locations (approximately $8 million) offset by a decrease of approximately $4 million in commercial insurance and other revenues due to Gentiva’s decision to exit certain unprofitable business as the Company continues to pursue more favorable commercial pricing.
     For the six months ended July 2, 2006 and July 3, 2005, revenues generated from Medicare were $210.9 million and $127.0 million, respectively, due to the reasons noted above as well as a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 representing a partial settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports. Revenues from all other payer sources were $146.6 million for the six months ended July 2, 2006 as compared to $141.2 million for the six months ended July 3, 2005 due to the impact of the Healthfield acquisition (approximately $10 million) and an increase in Medicaid and local government revenues offset by a decrease of approximately $6 million in commercial insurance and other revenues
     CareCentrix
     CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Second quarter 2006 net revenues were $64.5 million, a 25.9 percent decline from $87.1 million reported in the prior year period. For the first six months of fiscal 2006, net revenues were $134.6 million, an 18.9 percent decline compared to $166.0 million for the corresponding period of fiscal 2005. The decrease in net revenues for both the second quarter and six month periods is due primarily to (i) the termination of a contract with TriWest Healthcare Alliance (“TriWest”) on November 29, 2005 and (ii) a change in the contract with Cigna, effective February 1, 2006, whereby the Company no longer provides respiratory therapy services and certain durable medical equipment to members of Cigna plans. Revenues derived from Cigna decreased by approximately $13 million in both the second quarter and first six months of 2006 as compared to the corresponding periods of the prior year.
     Other Related Services
     Other Related Services segment revenues are derived from all three payer groups. Second quarter and first six months of fiscal 2006 net revenues of $30.4 million and $42.0 million, respectively, include hospice, respiratory therapy and DME services, and infusion therapy net revenues, as well as revenues derived from consulting. For the second quarter and first six months of fiscal 2005, net revenues of $1.3 million and $2.6 million, respectively, were generated entirely from the consulting business and one DME location. The increase in revenues in both the second quarter and first six months of fiscal 2006 was due to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.
     A summary of the Company’s net revenues by payer follows:

(Dollars in millions)	Second Quarter			First Six Months
			Percentage			Percentage
	2006	2005	Variance	2006	2005	Variance
Medicare	$132.9	$65.3	103.5%	$231.8	$127.0	82.5%
Medicaid and Local Government	46.0	37.8	21.8%	86.9	74.4	16.8%
Commercial Insurance and Other	105.2	117.0	(10.1%)	208.6	225.8	(7.6%)

	$284.1	$220.1	29.0%	$527.3	$427.2	23.4%

     Gross Profit

(Dollars in millions)	Second Quarter			First Six Months
	2006	2005	Variance	2006	2005	Variance
Gross profit	$122.0	$81.5	$40.5	$221.9	$161.4	$60.5
As a percent of revenues	42.9%	37.0%	5.9%	42.1%	37.8%	4.3%
     As a percentage of revenues, gross profit increased 5.9 percentage points and 4.3 percentage points in the second quarter and first six months of fiscal 2006, respectively, as compared to the corresponding periods of fiscal 2005. The increases in gross margin percentage are primarily attributable to significant changes in the Company’s business mix resulting from (i) the impact of the Healthfield acquisition and the resulting increase in Medicare revenue at a traditionally higher gross margin than other business lines, (ii) organic revenue growth in Medicare, especially in the Company’s specialty programs, (iii) the Company’s progress in exiting unprofitable commercial business within the Home Healthcare Services segment and (iv) less revenue in the lower gross margin CareCentrix business as compared to the prior year periods.
     To a lesser extent, the gross profit percentage in the 2006 periods was positively impacted by improved CareCentrix pricing and a change in estimate relating to contract revenue (0.5 and 0.3 percentage points for the second quarter and six months, respectively) and the Medicare special item discussed above (0.2 percentage points for the six months) as well as productivity gains in the clinician workforce and increased revenue per admission in the Home Health Services segment.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $29.3 million to $101.9 million for the quarter ended July 2, 2006, as compared to $72.7 million for the quarter ended July 3,

2005, and $45.0 million to $189.4 million for the six months ended July 2, 2006, as compared to $144.4 million for the six months ended July 3, 2005.
     The increases for the second quarter and the first six months of fiscal 2006, as compared to the corresponding periods of fiscal 2005, were attributable to (i) corporate and field operating costs associated with the Healthfield operations following the acquisition on February 28, 2006 (approximately $28 million for the second quarter and $39.1 million for the first six months of 2006); (ii) restructuring and integration costs of $0.7 million and $2.7 million, respectively, related to realignment of the CareCentrix operations in response to changes in the nature of services provided to Cigna members and severance and other integration costs associated with the Healthfield acquisition; (iii) equity-based compensation costs of $1.1 million and $1.8 million, respectively, associated with the adoption of SFAS 123(R); (iv) increased selling and patient care coordination expenses, primarily in the Home Healthcare Services segment ($0.4 million and $1.3 million, respectively); and (v) the absence of an $0.8 million favorable arbitration settlement recorded in the first six months of fiscal 2005. In addition, the Company incurred incremental field operating and administrative costs to support its Home Healthcare branch network, salaries and consulting costs to support its strategic technology projects and various other expenses offset by cost reductions of $2.5 million during the second quarter and $4.1 million during the first six months of fiscal 2006 in the CareCentrix business.
     Depreciation and Amortization
     Depreciation and amortization increased $2.1 million to $4.0 million in the second quarter of 2006 and $3.4 million to $7.0 million for the six months ended July 2, 2006 as compared to the corresponding periods of 2005. The increases were primarily attributable to amortization of identifiable intangible assets of $0.8 million and $1.4 million in the second quarter and first six months of 2006, respectively, as well as depreciation expense relating to the Healthfield operations.
     Interest Expense and Interest Income
     For the second quarter and first six months of fiscal 2006, net interest expense was approximately $6.4 million and $8.3 million, respectively, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $1.7 million, respectively, earned on short-term investments and existing cash balances. Net interest income for the second quarter and first six months of fiscal 2005 represented interest income of approximately $0.7 million and $1.4 million, respectively, partially offset by fees and other costs relating to the Company’s revolving credit facility and outstanding letters of credit.
     Income before Income Taxes
     Components of income before income taxes were as follows:

(Dollars in millions)	Second Quarter			First Six Months
	2006	2005	Variance	2006	2005	Variance
Operating Contribution:
Home Healthcare Services	$24.9	$11.9	$13.0	$45.1	$23.2	$21.9
CareCentrix	7.5	7.2	0.3	12.7	14.0	(1.3)
Other Related Services	5.3	0.2	5.1	7.5	0.5	7.0

Total Operating Contribution	37.7	19.3	18.4	65.3	37.7	27.6

Corporate expenses	(17.7)	(10.4)	(7.3)	(32.8)	(20.8)	(12.0)
Depreciation and amortization	(4.0)	(1.9)	(2.1)	(7.0)	(3.6)	(3.4)
Interest (expense) income, net	(6.4)	0.4	(6.8)	(8.3)	0.9	(9.2)

Income before income taxes	$9.6	$7.4	$2.2	$17.2	$14.2	$3.0
As a percent of revenue	3.4%	3.3%	0.1%	3.3%	3.3%	—
     Income Taxes
     The Company recorded a federal and state income tax provision of $4.1 million for the second quarter of fiscal 2006, of which $0.4 million represented a current tax provision and $3.7 million represented a deferred tax provision. For the six months ended July 2, 2006, the Company recorded a federal and state income tax provision of $7.2 million representing a current tax provision of $0.5 million and a deferred tax provision of $6.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first six months of 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.3 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 3.8 percent).
     The Company recorded federal and state income tax benefits of $1.3 million for the second quarter of fiscal 2005 and a federal and state income tax provision of $1.4 million for the six months ended July 3, 2005. The income tax benefit recorded in the second quarter of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume the responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective tax rate of 10 percent for the first six months of 2005 is primarily due to the release of tax reserves and state taxes.
     Net Income
     For the second quarter of fiscal 2006, net income was $5.5 million, or $0.20 per diluted share, compared with net income of $8.7 million, or $0.35 per diluted share, for the corresponding period of 2005.
     For the first six months of fiscal 2006, net income was $10.0 million, or $0.37 per diluted share, compared with net income of $12.8 million, or $0.51 per diluted share, for the first six months of fiscal 2005.
     Net income for the 2006 second quarter reflected a pre-tax charge of $0.7 million, or $0.01 per diluted share relating to restructuring and integration costs and charges of $1.1 mil-

lion representing $0.04 per diluted share due to the prospective adoption of new accounting rules on equity-based compensation and its impact on the Company’s effective tax rate.
     Net income for the first six months of fiscal 2006 included a special item related to Medicare, noted under the heading “Revenues” above, which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share. In addition, net income for the first six months of 2006 included pre-tax restructuring and integration costs of $2.7 million or $0.06 per diluted share and and charges of $1.8 million representing $0.06 per diluted share relating to the impact of new accounting rules for equity-based compensation and its impact on the Company’s effective tax rate.
     Net income for the second quarter and the first six months of fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted under the heading “Income Taxes” above.
Liquidity and Capital Resources
     Liquidity
     The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.
     During the second quarter of 2006, cash provided by operating activities was $19.5 million and cash generated from the issuance of common stock upon exercise of stock options and under stock plans for employees and directors was $3.0 million. In the 2006 second quarter, the Company used $6.1 million of cash for capital expenditures, $8.6 million for two acquisitions as well as post closing adjustments relating to the Healthfield transaction and $10 million on voluntary debt prepayments relating to the Company’s term loan.
     The Company generated net cash from operating activities of $34.3 million in the six months ended July 2, 2006 as compared to net cash used in operating activities of $10.2 million in the six months ended July 3, 2005. The increase of $44.5 million in net cash provided by operating activities between the 2005 and 2006 periods was primarily driven by changes impacting the statement of income, changes in accounts receivable and other assets and changes in current liabilities.
     Cash flow impacting the statements of income represents the sum of net income and all adjustments to reconcile net income to net cash provided by operating activities and are summarized as follows (in thousands):

	Six Months Ended
	July 2, 2006	July 3, 2005	Variance
OPERATING ACTIVITIES:
Net income	$9,950	$12,775	$(2,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,998	3,647	3,351
Provision for doubtful accounts	3,806	3,154	652
Reversal of tax audit reserves	—	(4,200)	4,200
Equity-based compensation expense	1,750	—	1,750
Windfall tax benefits associated with equity-based compensation	(1,387)	—	(1,387)
Deferred income tax expense	6,713	3,237	3,476

Cash flow impacting the statements of income	$27,830	$18,613	$9,217

     The $9.2 million difference in “Cash flow impacting the statements of income” between the 2005 and 2006 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization and deferred income tax expense and, during the 2005 six month period, the reversal of tax reserves.
     Cash flow from operating activities between the 2005 and 2006 reporting periods was positively impacted by $28.6 million as a result of changes in accounts receivable represented by a $13.6 million increase in the 2005 period and a $15.0 million reduction in the 2006 period, exclusive of accounts receivable of acquired businesses as of the respective acquisition dates. The change in accounts receivable relates primarily to strong cash collections during the 2006 period, including collection of a portion of the accounts receivable attributable to the TriWest account. Cash flow from operating activities was negatively impacted by $1.8 million as a result of changes in prepaid expenses and other assets of ($3.4) million in the 2006 period as compared to ($1.6) million in the 2005 period.
     Cash flow from operating activities was positively impacted by $8.2 million as a result of changes in current liabilities of ($13.5) million in the 2005 period and ($5.3) million in the 2006 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the six month fiscal period ended July 2, 2006 follows (in thousands):

	Six Months Ended
	July 2, 2006	July 3, 2005	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(7,888)	$(5,020)	$(2,868)
Payroll and related taxes	(621)	1,057	(1,678)
Deferred revenue	678	1,132	(454)
Medicare liabilities	1,455	(1,404)	2,859
Cost of claims incurred but not reported	(7,774)	(1,480)	(6,294)
Obligations under insurance programs	999	(2,153)	3,152
Other accrued expenses	7,810	(5,696)	13,506

Total changes in current liabilities	$(5,341)	$(13,564)	$8,223

     The primary drivers for the $8.2 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:
•	Accounts payable, which had a negative impact on cash of $2.9 million, and payroll and related taxes, which had a negative impact of $1.7 million, between the 2005 and 2006 reporting periods primarily related to the timing of payments.

•	Deferred revenue, which increased at a somewhat slower rate between the 2005 and 2006 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a positive impact of $2.9 million, between the 2005 and 2006 reporting periods, primarily related to the repayment of partial episode payments to CMS in the first six months of fiscal 2005.

•	Cost of claims incurred but not reported, which had a negative impact of $6.3 million, between the 2005 and 2006 reporting periods due to lower claims activity resulting from the change in the nature of services provided under the Cigna agreement and the impact of termination of the TriWest contract.

•	Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $3.2 million, between the 2005 and 2006 reporting peri-

ods primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.
•	Other accrued expenses, which had a positive impact on the change in operating cash flow of $13.5 million, between the 2005 and 2006 reporting periods due primarily to accrued interest payable associated with the Credit Agreement and lower incentive and commission payments during the first six months of fiscal 2006, as well as changes in various other accrued expenses.
     Working capital at July 2, 2006 was approximately $117 million, a decrease of $12 million as compared to approximately $129 million at January 1, 2006, primarily due to:
•	a $19 million decrease in cash, cash equivalents, restricted cash and short-term investments;

•	a $31 million increase in accounts receivable, due to the acquisition of accounts receivable associated with the Healthfield operations;

•	a $9 million increase in deferred tax assets;

•	a $6 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; and

•	a $39 million increase in current liabilities, consisting of increases in accounts payable ($1 million), Medicare liabilities ($3 million), payroll and related taxes ($13 million), deferred revenue ($16 million), obligations under insurance programs ($1 million), and other accrued expenses ($13 million), partially offset by a decrease in cost of claims incurred but not reported ($8 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.
     Days Sales Outstanding (“DSO”) as of July 2, 2006 were 55 days, a decrease of 2 days from January 1, 2006.
     Accounts receivable attributable to major payer sources of reimbursement at July 2, 2006 and January 1, 2006 were as follows (in thousands):

	July 2, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$67,971	$31,136	$26,348	$7,519	$2,968
Medicaid and Local Government	22,543	12,541	6,063	1,583	2,356
Commercial Insurance and Other	79,905	46,866	16,532	9,103	7,404
Self - Pay	8,433	828	1,687	2,538	3,380

Gross Accounts Receivable	$178,852	$91,371	$50,630	$20,743	$16,108

	January 1, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$31,623	$15,686	$12,198	$2,906	$833
Medicaid and Local Government	20,383	12,326	5,958	1,425	674
Commercial Insurance and Other	90,624	53,155	18,413	9,303	9,753
Self - Pay	5,662	823	1,165	1,584	2,090

Gross Accounts Receivable	$148,292	$81,990	$37,734	$15,218	$13,350

     The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Medicare	47%	30%	44%	30%
Medicaid and Local Government	16%	17%	17%	17%
Commercial Insurance and Other	37%	53%	39%	53%

	100%	100%	100%	100%

     In November 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country effective January 1, 2006.)
     In July 2006, CMS announced a proposed increase of 3.1 percent in the home health market basket effective January 1, 2007; however, the proposed rate increase could be reduced or eliminated by Congress prior to its effective date.
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
     The Company is party to a contract, as amended, with Cigna, effective January 1, 2004, pursuant to which the Company currently provides or contracts with third party providers to provide home nursing services, acute and chronic infusion therapies, durable medical equipment, and respiratory products and services to patients insured by Cigna. For the second quarter and first six months of fiscal 2006, Cigna accounted for approximately 18 percent and 20 percent of the Company’s total net revenues, respectively, compared to approximately 29 percent and 28 percent for the second quarter and first six months of fiscal 2005, respectively. These decreases in Cigna revenues as a percent of total revenues principally reflect revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of recent changes in the Cigna contract. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain durable medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract on October 27, 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.

     Net revenues generated under capitated agreements with managed care payers were approximately 7 percent and 8 percent of total net revenues for the second quarter and first six months of fiscal 2006, respectively, and 10 percent and 11 percent for the second quarter and first six months of fiscal 2005, respectively.
     Credit Arrangements
     Prior to February 28, 2006, the Company had a revolving credit facility that provided up to $55 million in borrowings, including up to $40 million which was available for letters of credit. The Company could borrow up to a maximum of 80 percent of the net amount of eligible accounts receivable, as defined, less any reasonable and customary reserves, as defined, required by the lender.
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

Revolving Credit	Term Loan
Consolidated	Consolidated	Margin for	Margin for
Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
≥ 3.5	≥3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
<2.5		0.50%	1.50%
     The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee may be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5. As of July 2, 2006, the consolidated leverage ratio (as defined) approximated 4.1.

     The Credit Agreement requires the Company to meet certain financial tests, the measurement of which commenced at the end of the fiscal 2006 second quarter. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations; (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 2, 2006, the Company was in compliance with the covenants in the Credit Agreement.
     Guarantee and Collateral Agreement
     On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent. The Guarantee and Collateral Agreement grants a security interest in all real property and personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all subsidiaries of the Company.
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
     Capital Expenditures
     The Company’s capital expenditures for the six months ended July 2, 2006 were $9.2 million as compared to $3.3 million for the same period in fiscal 2005. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2006 will range between $19 million and $21 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
     Cash Resources and Obligations
     The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $69.3 million as of July 2, 2006. The restricted cash of $22.2 million at July 2, 2006 related primarily to cash funds of $22.0 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative security, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.
     The Company anticipates that repayments to Medicare for Partial Episode Payments and prior year cost report settlements will be made periodically through 2006. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
     The Company made no purchases of its common stock during the first six months of 2006. As of July 2, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
     Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.
     Contractual Obligations and Commercial Commitments
     As of July 2, 2006, the Company had outstanding borrowings of $360 million under the term loan of the Credit Agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at July 2, 2006 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations	$360,000	$—	$4,592	$7,347	$348,061
Capital lease obligations	2,249	977	1,226	46	—
Operating lease obligations	74,572	22,613	29,437	16,193	6,329
Purchase obligations	350	350	—	—	—

Total	$437,171	$23,940	$35,255	$23,586	$354,390

     During the second quarter of 2006, the Company made voluntary debt prepayments of $10 million relating to its original $370 million term loan. These prepayments extinguished all required principal payments on the term loan until mid-2008. During the first week of July 2006, the Company made additional prepayments of $5 million on the term loan.
     The Company had total letters of credit outstanding of approximately $20.2 million at both July 2, 2006 and at January 1, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compen-

sation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the heading “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $2.6 million and $2.5 million at July 2, 2006 and January 1, 2006, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of July 2, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $360.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $3.6 million per year, assuming a similar capital structure.
      To assist in managing the potential interest rate risk associated with its floating rate term loan under the Credit Agreement (see Note 9 to the consolidated financial statements included in this report), on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company will pay a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum) on the $170 million rather than a fluctuating rate plus an applicable margin.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. Healthfield has been excluded from the assessment of internal control over financial reporting as of July 2, 2006 because it was acquired by the Company in a purchase business combination on February 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control over financial reporting
     As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)     The Company’s Annual Meeting of Shareholders was held on May 12, 2006.
(c)	i) The proposal to amend the Company’s Amended and Restated Certificate of Incorporation to declassify the Board of Directors was approved by votes as follows:

FOR:	21,643,495
AGAINST:	59,690
ABSTAIN:	24,613
BROKER NONVOTES:	0
ii) The following individuals were elected as Class III directors to serve until the 2007 Annual Meeting of Shareholders by votes as follows:

Name	Votes FOR	Votes WITHHELD
Stuart R. Levine	18,625,970	3,101,828
Mary O’Neil Mundinger	21,625,985	101,813
Stuart Olsten	21,618,717	109,081
John A. Quelch	21,551,275	176,523

iii) The proposal to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for 2006 was approved by votes as follows:

FOR:	21,683,263
AGAINST:	27,025
ABSTAIN:	17,510
BROKER NONVOTES:	0
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

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

* Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)
Date: August 11, 2006	/s/ Ronald A. Malone
Ronald A. Malone
Chairman and Chief Executive Officer

Date: August 11, 2006	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President, Chief Financial Officer and Treasurer