Form 10-Q
period 2006-10-01
GENTIVA HEALTH SERVICES INC
filed 2006-11-13
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares outstanding of the registrant’s Common Stock, as of November 6, 2006, was 27,293,444.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 1, 2006	January 1, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$31,935	$38,617
Short-term investments	33,575	49,750
Receivables, less allowance for doubtful accounts of $9,527 and $8,657 at October 1, 2006 and January 1, 2006, respectively	182,733	139,635
Deferred tax assets	25,893	15,974
Prepaid expenses and other current assets	12,091	7,816

Total current assets	286,227	251,792

Fixed assets, net	47,133	24,969
Deferred tax assets, net	—	18,099
Intangible assets, net	202,406	5,831
Goodwill	280,078	6,763
Other assets	24,417	19,111

Total assets	$840,261	$326,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,829	$13,870
Payroll and related taxes	29,236	9,777
Deferred revenue	20,268	7,455
Medicare liabilities	10,562	7,220
Cost of claims incurred but not reported	23,238	25,276
Obligations under insurance programs	35,067	32,883
Other accrued expenses	42,248	25,985

Total current liabilities	173,448	122,466

Long-term debt	353,000	—
Deferred tax liabilities, net	28,942	—
Other liabilities	19,709	21,945

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 27,274,963 and 23,034,954 shares at October 1, 2006 and January 1, 2006, respectively	2,727	2,303
Additional paid-in capital	294,312	225,847
Accumulated deficit	(30,732)	(45,996)
Accumulated other comprehensive loss	(1,145)	—

Total shareholders’ equity	265,162	182,154

Total liabilities and shareholders’ equity	$840,261	$326,565

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net revenues	$286,169	$219,559	$813,470	$646,801
Cost of services sold (excluding depreciation)	167,360	138,544	472,760	404,401

Gross profit	118,809	81,015	340,710	242,400
Selling, general and administrative expenses	(101,017)	(72,026)	(290,413)	(216,443)
Depreciation and amortization	(4,393)	(2,291)	(11,391)	(5,938)

Operating income	13,399	6,698	38,906	20,019
Interest expense	(7,408)	(266)	(17,382)	(802)
Interest income	862	651	2,519	2,064

Income before income taxes	6,853	7,083	24,043	21,281
Income tax expense	(1,539)	(2,832)	(8,779)	(4,255)

Net income	$5,314	$4,251	$15,264	$17,026

Net income per common share:
Basic	$0.20	$0.18	$0.58	$0.73

Diluted	$0.19	$0.17	$0.56	$0.68

Weighted average shares outstanding:
Basic	27,178	23,329	26,207	23,349

Diluted	27,983	25,076	27,040	25,018

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
OPERATING ACTIVITIES:
Net income	$15,264	$17,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,391	5,938
Provision for doubtful accounts	5,416	4,329
Reversal of tax audit reserves	(800)	(4,200)
Equity-based compensation expense	2,951	—
Windfall tax benefits associated with equity-based compensation	(1,729)	—
Deferred income tax expense	8,909	4,408
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	855	(14,666)
Prepaid expenses and other current assets	(1,474)	(1,856)
Accounts payable	(8,190)	(719)
Payroll and related taxes	5,496	6,416
Deferred revenue	(2,745)	2,704
Medicare liabilities	1,518	(3,085)
Cost of claims incurred but not reported	(2,038)	(1,117)
Obligations under insurance programs	1,571	(2,432)
Other accrued expenses	8,750	(3,669)
Other, net	201	178

Net cash provided by operating activities	45,346	9,255

INVESTING ACTIVITIES:
Purchase of fixed assets	(16,286)	(6,043)
Acquisition of businesses, net of cash acquired	(212,422)	(12,059)
Purchase of short-term investments available-for-sale	(143,095)	(125,000)
Maturities of short-term investments available-for-sale	159,270	153,950
Maturities of short-term investments held to maturity	—	10,000

Net cash (used in) provided by investing activities	(212,533)	20,848

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,742	5,650
Windfall tax benefits associated with equity-based compensation	1,729	—
Proceeds from issuance of debt	370,000	—
Healthfield debt repayments	(195,305)	—
Other debt repayments	(17,000)	—
Changes in book overdrafts	(1,395)	(1,635)
Debt issuance costs	(6,930)	—
Repurchases of common stock	—	(13,514)
Repayment of capital lease obligations	(336)	(294)

Net cash provided by (used in) financing activities	160,505	(9,793)

Net change in cash, cash equivalents and restricted cash	(6,682)	20,310
Cash, cash equivalents and restricted cash at beginning of period	38,617	31,924

Cash, cash equivalents and restricted cash at end of period	$31,935	$52,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,680	$361
Income taxes	$2,400	$701

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended October 1, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006.
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
     1. Background and Basis of Presentation
     Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its reportable business segments: Home Health, CareCentrix® and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and home medical equipment (“HME”), infusion therapy and consulting services businesses. See Note 14 for a description of the Company’s reportable business segments for fiscal 2006.
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
     2. Accounting Policies
     Cash, Cash Equivalents and Restricted Cash
     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at October 1, 2006 and January 1, 2006 primarily represents segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. Interest on all restricted funds accrues to the Company. As of October 1, 2006, the Company had operating funds of approximately $6.3 million exclusively relating to a non-profit hospice operation in Florida. Included in cash and cash equivalents are amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

     Short-Term Investments
     The Company’s short-term investments consist primarily of AAA-rated auction rate securities and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.
     Available-for-sale investments are carried on the balance sheet at fair value which for the Company approximates cost. Auction rate securities of $33.6 million and $49.8 million at October 1, 2006 and January 1, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.
     Debt securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity investments and are reported at amortized cost which approximates fair value. The Company has no investments classified as held-to-maturity investments.
     The Company has no investments classified as trading securities.
     Cash Flow Hedge
     The Company utilizes a derivative financial instrument to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instrument consists of a two year interest rate swap agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loan (see Note 9).
     While the Company believes the derivative will effectively help manage its risk, the derivative is subject to the risk that the counterparty is unable to perform under the terms of the swap agreement. The Company executed the derivative with a counterparty that is a well known major financial institution. The Company has monitored the credit worthiness of its counterparty and based on this analysis considers nonperformance by its counterparty to be unlikely.
     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative instrument is recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivative are reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings are affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of October 1, 2006, the Company had unrealized losses on the derivative of $1.1 million recorded in accumulated other comprehensive loss.
     3. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of adopting this standard and expects it to have no material impact on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment in comprehensive income of a business entity. This Statement will be effective for financial statements of an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of this Statement to impact its consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation in the first quarter of fiscal 2007 and is evaluating the impact on its consolidated financial statements.
     4. Medicare Revenues
     Medicare revenues for the first nine months of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12).

     5. Acquisitions
     Carolina Vital Care and Lazarus House Hospice
     During the second quarter of fiscal 2006, the Company completed two acquisitions to expand home infusion services in the Carolinas and hospice services into Tennessee.
     The Company acquired the assets of Carolina Vital Care, a home infusion pharmacy business based in Charlotte, North Carolina, and commitments related to certain contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement.
     The Company acquired certain assets and the operations of Lazarus House Hospice, a not-for-profit provider of licensed hospice services based in Tennessee, pursuant to an asset purchase agreement.
     The combined purchase price for the two acquisitions was $4.5 million. As of October 1, 2006, the combined purchase price was allocated to goodwill ($1.0 million), identifiable intangible assets ($3.1 million), and other assets ($0.4 million) and reflects reclassifications made during the third quarter of fiscal 2006 based on the preliminary results of an independent valuation analysis. The purchase price allocation is subject to further adjustment following the completion of an independent valuation analysis of certain net assets acquired.
     Healthfield
     On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs, (see Note 9); (ii) 3,194,137 shares of Gentiva common stock at a fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006; and (iii) existing cash balances of $49.4 million.
     The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeast United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix, provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services, and expand its current specialty programs.
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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,843
Accounts receivable	47,342
Deferred tax assets	8,189
Fixed assets	15,030
Identifiable intangible assets	195,933
Goodwill	272,358
Other assets	3,281

Total assets acquired	555,976

Accounts payable and accrued liabilities	(48,721)
Short-term and long-term debt	(195,305)
Deferred tax liability	(39,990)
Other liabilities	(900)

Total liabilities assumed	(284,916)

Net assets acquired	$271,060

     The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Intangible	Useful
	asset	life
Tradenames	$15,881	10 years
Customer relationships	10,680	10 years
Certificates of need	169,372	indefinite

Total	$195,933

     The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through October 1, 2006. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.
Pro Forma Results
     The following unaudited pro forma financial information presents the combined results of operations of the Company and Healthfield as if the acquisition had occurred at January 3, 2005, the beginning of the first quarter of fiscal 2005. The pro forma results presented below for the nine months ended October 1, 2006 combine the results of the Company for such period and the historical results of Healthfield from January 1, 2006 through February 28, 2006. The pro forma results presented below for the three months and nine months ended October 2, 2005 combine the results of the Company for such periods and the historical results of Healthfield for the respective three month and nine month periods (in thousands, except per share data):

	Three
	Months Ended	Nine Months Ended
	October 2, 2005	October 1, 2006	October 2, 2005
Net revenues	$296,403	$863,991	$869,487
Net income	$6,862	$15,447	$20,837

Net income per common share:
Basic	$0.26	$0.57	$0.79
Diluted	$0.24	$0.56	$0.74

Weighted average shares outstanding:
Basic	26,524	26,874	26,543
Diluted	28,271	27,707	28,212
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
6. Restructuring and Integration Costs
     During the third quarter and first nine months of fiscal 2006, the Company recorded restructuring and integration costs of approximately $1.7 million and $4.4 million, respectively, as further described below.
     CareCentrix Restructuring Activities
     During the first nine months of fiscal 2006, the Company recorded charges of $0.7 million and in the fourth quarter of fiscal 2005 recorded charges of $0.8 million, in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two Regional Care Centers in response to changes primarily in the nature of services provided to CIGNA Health Corporation (“Cigna”) members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.

     Integration Activities
     The Company recorded charges of $1.7 million and $3.7 million during the third quarter and first nine months of fiscal 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition and write off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006. The Company expects to incur additional integration costs throughout fiscal 2006, but the aggregate amount of such costs cannot be determined at this time.
     The costs incurred and cash expenditures associated with CareCentrix restructuring and Healthfield integration activities by component were as follows (in thousands):

	CareCentrix Restructuring			Integration Activities
	Compensation	Facility		Compensation
	and Severance	Lease and		and Severance
	Costs	Other Costs	Total	Costs	Other Costs	Total
Beginning Balance at January 2, 2005	$—	$—	$—	$—	$—	$—

Charge in 2005	770	19	789	—	—	—
Cash expenditures	—	(19)	(19)	—	—	—

Ending Balance at January 1, 2006	770	—	770	—	—	—

Charge in first quarter 2006	643	15	658	1,232	107	1,339
Cash expenditures	(1,407)	(14)	(1,421)	(816)	—	(816)
Asset write off	—	—	—	—	(107)	(107)

Ending Balance at April 2, 2006	6	1	7	416	—	416

Charge in second quarter 2006	52	—	52	196	475	671
Cash expenditures	(58)	(1)	(59)	(223)	(475)	(698)

Ending Balance at July 2, 2006	—	—	—	389	—	389

Charge in third quarter 2006	—	—	—	939	753	1,692
Cash expenditures	—	—	—	(422)	(751)	(1,173)

Ending Balance at October 1, 2006	—	—	—	906	2	908

     The balance of unpaid charges relating to Healthfield integration activities as well as a restructuring plan adopted in fiscal 2002 aggregated $2.1 million at October 1, 2006 and January 1, 2006, of which the 2002 plan had remaining lease obligations of $1.2 million and $1.4 million at October 1, 2006 and January 1, 2006, respectively, which was included in other accrued expenses in the consolidated balance sheets.
     7. Goodwill and Other Intangible Assets
     Goodwill and identifiable intangible assets were recorded during first nine months of fiscal 2006 in connection with acquisition activity further described in Note 5. The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of October 1, 2006 and January 1, 2006 were as follows (in thousands):

	As of October 1, 2006			As of January 1, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Useful
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance	Life
Amortized intangible assets:
Covenants not to compete	$1,473	$(369)	$1,104	$1,198	$(173)	$1,025	5 Years
Customer relationships	17,450	(1,459)	15,991	3,970	(311)	3,659	10 Years
Tradenames	17,028	(1,089)	15,939	1,147	—	1,147	10 Years

Subtotal	35,951	(2,917)	33,034	6,315	(484)	5,831

Unamortized intangible assets:
Certificates of need	169,372	—	169,372	—	—	—

Total identifiable intangible assets	$205,323	$(2,917)	$202,406	$6,315	$(484)	$5,831

Goodwill	$280,078	$—	$280,078	$6,763	$—	$6,763

     Goodwill acquired in connection with the Healthfield acquisition has been assigned to the Home Health segment. All intangible assets have been assigned to the Home Health segment with the exception of $9.3 million in certificate of need associated with a Hospice certificate of need that has been assigned to the Other Related Services segment. The estimated amortization expense for the remainder of 2006 is $1.0 million and for each of the next five succeeding years approximates $4.0 million for fiscal years 2007 through 2009, $3.8 million for fiscal year 2010 and $3.7 million for fiscal year 2011.
     8. Earnings Per Share
     Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$5,314	$4,251	$15,264	$17,026

Basic weighted average common shares outstanding	27,178	23,329	26,207	23,349

Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	805	1,747	833	1,669

Diluted weighted average common shares outstanding	27,983	25,076	27,040	25,018

Net income per common share:
Basic	$0.20	$0.18	$0.58	$0.73
Diluted	$0.19	$0.17	$0.56	$0.68

     9. Revolving Credit Facility and Long-Term Debt
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
     Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. After the completion of two post-closing fiscal quarters, the interest rates under the Credit Agreement are reduced if the Company meets certain reduced leverage targets (as defined) as follows:

	Term Loan
Revolving Credit	Consolidated	Margin for	Margin for
Consolidated Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
³3.5	³3.5	1.25%	2.25%
<3.5 & ³3.0	<3.5 & ³3.0	1.00%	2.00%
<3.0 & ³ 2.5	<3.0	0.75%	1.75%
<2.5		0.50%	1.50%
     The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee is reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5. As of October 1, 2006, the consolidated leverage ratio (as defined) approximated 4.2.
     The Credit Agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of October 1, 2006, the Company was in compliance with the covenants in the Credit Agreement.
     To assist in managing the potential interest rate risk associated with its floating rate term loan under the Credit Agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company pays a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum) on the $170 million rather than a fluctuating rate plus an applicable margin. (See also Note 2.)

     During the quarter ended October 1, 2006, the Company made prepayments of $7.0 million under its term loan. As of October 1, 2006, the Company had outstanding borrowings under the term loan of $353.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of October 1, 2006, maturities under the term loan were as follows: no maturities through fiscal 2007, $1.8 million for fiscal 2008, $3.6 million per year for fiscal 2009 through fiscal 2010 and $336.7 million thereafter. There were no borrowings outstanding under the revolving credit facility as of October 1, 2006.
     Total outstanding letters of credit were approximately $20.1 million at October 1, 2006, under the current Credit Agreement, and $20.2 million at January 1, 2006, under the former Credit Facility. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $2.6 million at October 1, 2006 and $2.5 million at January 1, 2006.
Guarantee and Collateral Agreement
     On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a collateral interest in all real property and personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all subsidiaries of the Company.
Other
     The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
     For the third quarter and first nine months of fiscal 2006, net interest expense was approximately $6.5 million and $14.9 million, respectively, consisting primarily of interest expense associated with the term loan borrowings and fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.9 million and $2.5 million, respectively, earned on short-term investments and existing cash balances. Net interest income for the third quarter and first nine months of fiscal 2005 represented interest income of approximately $0.7 million and $2.1 million, respectively, partially offset by fees relating to the Credit Facility and outstanding letters of credit.

     10. Shareholders’ Equity
     Changes in shareholders’ equity for the nine months ended October 1, 2006 were as follows (in thousands except share amounts):

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total
Balance at January 1, 2006	$2,303	$225,847	$(45,996)	$—	$182,154

Comprehensive income:
Net income	—	—	15,264	—	15,264
Unrealized loss on interest rate swap, net of tax	—	—	—	(1,145)	(1,145)

Total comprehensive income	—	—	15,264	(1,145)	14,119

Income tax benefits associated with equity-based compensation	—	2,861	—	—	2,861

Healthfield acquisition	319	53,016	—	—	53,335

Equity-based compensation expense	—	2,951	—	—	2,951

Issuance of stock upon exercise of stock options and under stock plans for employees and directors (1,045,872 shares)	105	9,637	—	—	9,742

Balance at October 1, 2006	$2,727	$294,312	$(30,732)	$(1,145)	$265,162

     Comprehensive income amounted to $4.2 million and $4.3 million for the third quarter of fiscal 2006 and fiscal 2005, respectively, and $14.1 million and $17.0 million for the first nine months of fiscal 2006 and fiscal 2005, respectively.
     During the three months ended October 2, 2005, the Company purchased 65,800 shares of its common stock at an aggregate cost of approximately $1.2 million or $18.07 per share. For the first nine months of fiscal 2005, the Company purchased 822,100 shares of its common stock at an aggregate cost of approximately $13.5 million or $16.44 per share. On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the nine months ended October 1, 2006.
     As of October 1, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
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
     Accelerating the vesting of these options eliminates the future compensation expense that the Company would have otherwise recognized in its consolidated statements of income with respect to these options when SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”), became effective. SFAS 123(R) became effective for the Company on January 2, 2006 and requires that compensation expense associated with stock options be recognized in the Company’s consolidated statements of income, instead of as previously presented on a pro forma basis within a footnote disclosure included in the Company’s consolidated financial statements. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $2.3 million on an after tax basis.

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
     For the third quarter and the first nine months ended October 1, 2006, the Company recorded equity-based compensation expense of $1.2 million and $3.0 million, respectively, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For the third quarter and the first nine months ended October 2, 2005, the Company recorded no compensation expense pursuant to the provisions of APB 25.
     The weighted-average fair values of the Company’s stock options granted during the first nine months of fiscal 2006 and fiscal 2005, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Nine Months Ended
	October 1, 2006	October 2, 2005
Weighted-average fair value of options granted	$7.28	$6.13
Risk-free interest rate	4.79%	3.73%
Expected volatility	35%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
     For stock options granted during the fiscal 2005 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience.

     Compensation expense is calculated for the fair value of the employee’s purchase rights under the ESPP, using the Black-Scholes option pricing model. Assumptions for the first nine months of fiscal 2006 and fiscal 2005 are as follows:

	Nine Months Ended
	October 1, 2006		October 2, 2005
	1st offering	2nd offering	1st offering	2nd offering
	Period	Period	Period	Period
Risk-free interest rate	4.42%	5.30%	2.63%	3.32%
Expected volatility	32%	34%	27%	33%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%
     A summary of Gentiva stock option activity as of October 1, 2006 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance as of January 2, 2006	3,568,288	$10.38
Granted	947,500	18.22
Exercised	(909,712)	8.60
Cancelled	(197,026)	16.28

Balance as of October 1, 2006	3,409,050	$12.69	7.3	$12,781,037

Exercisable Options	2,049,013	$9.45	6.2	$14,330,561

     During the first nine months of fiscal 2006, the Company granted 947,500 stock options to officers and employees under its 2004 Plan at an average exercise price of $18.22 and a weighted-average, grant-date fair value of options of $7.28. The total intrinsic value of options exercised during the nine months ended October 1, 2006 and October 2, 2005 was $7.9 million and $4.0 million, respectively.
     A summary of the status of the Company’s nonvested options as of October 1, 2006 and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Nonvested	Grant-Date
	Options	Fair Value

Nonvested Balance as of January 2, 2006	983,127	$6.04
Granted	947,500	7.28
Vested	(396,212)	5.08
Cancelled	(174,378)	6.91

Nonvested Balance as of October 1, 2006	1,360,037	$7.07

     As of October 1, 2006, the Company had $6.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of options vested during the first nine months of fiscal 2006 and 2005 was $2.0 million and $1.1 million, respectively.

     The following table presents net income and basic and diluted income per common share, for the third quarter and first nine months ended October 2, 2005, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Net income — as reported	$4,251	$17,026
Pro forma adjustments:
Deduct: Total equity-based compensation expense determined under fair value based method for all awards, net of tax	(852)	(2,916)

Net income — pro forma	$3,399	$14,110

Net income per share — as reported
Basic	$0.18	$0.73
Diluted	$0.17	$0.68
Net income per share — pro forma
Basic	$0.15	$0.60
Diluted	$0.14	$0.56
     12. Legal Matters
     Litigation
     In addition to the matters referenced in this Note 12, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business or financial condition of the Company.
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
     The fiscal intermediary completed the reopening of the 1999 cost reports. In connection with the reopening of the 1999 cost reports, the Company received an aggregate amount of $5.5 million, of which $1.9 million and $3.6 million was recorded as net revenues during the first quarter of fiscal 2006 and the fourth quarter of fiscal 2005, respectively. The time frame for resolving all items relating to the 2000 cost reports cannot be determined at this time.
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
     13. Income Taxes
     The Company recorded a federal and state income tax provision of $1.5 million for the third quarter of fiscal 2006, of which $0.7 million represented a current tax benefit and $2.2 million represented a deferred tax provision. For the nine months ended October 1, 2006, the Company recorded a federal and state income tax provision of $8.8 million representing a current tax benefit of $0.1 million and a deferred tax provision of $8.9 million.
     The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 22.5 percent for the quarter ended October 1, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 4.8 percent), (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.3 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 11.6 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 10.0 percent).
     The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.5 percent for the first nine months of fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.4 percent), (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 3.3 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.8 percent).

     The Company recorded federal and state income tax provisions of $2.8 million and $4.3 million for the third quarter and first nine months of fiscal 2005, respectively. The income tax provision for the first nine months of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume the responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective tax rate of 20 percent for the first nine months is primarily due to the release of tax reserves and state taxes.
     Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	October 1, 2006	January 1, 2006
Deferred tax assets:
Current:
Reserves and allowances	$13,528	$10,477
Federal net operating loss and other carryforwards	9,717	3,325
Other	2,648	2,172

Total current deferred tax assets	25,893	15,974

Noncurrent:
Intangible assets	49,768	22,074
Federal net operating loss	4,817	—
State net operating loss	8,563	6,657
Less: valuation allowance	(4,124)	(4,124)

Total noncurrent deferred tax assets	59,024	24,607

Total assets	84,917	40,581

Deferred tax liabilities:
Noncurrent:
Intangible assets	(75,465)	—
Fixed assets	(3,599)	(2,375)
Developed software	(6,254)	(3,504)
Acquisition reserves	(1,475)	—
Other	(1,173)	(629)

Total noncurrent deferred tax liabilities	(87,966)	(6,508)

Net deferred tax (liabilities) assets	$(3,049)	$34,073

     At October 1, 2006, the Company had federal tax credit carryforwards of $1.5 million and federal net operating loss carryforwards of $37.3 million, all of which expire in 2025. Deferred tax assets relating to the federal net operating loss carryforwards approximate $13.1 million. In addition, the Company had state net operating loss carryforwards that expire between 2006 and 2013. Deferred tax assets relating to the state net operating loss carryforwards approximate $8.6 million. The Company maintains a valuation allowance of $4.1 million in recognition that certain state net operating loss carryforwards may expire before realization.
     14. Business Segment Information
     The Company’s operations involve servicing patients and customers through its three reportable business segments: Home Health, CareCentrix and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. Prior to the acquisition of Healthfield, the Home Health segment included the Company’s consulting business and one HME location.

Home Health
     The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs.
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
CareCentrix
     The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, and respiratory products and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.
Other Related Services
     Hospice
     Hospice serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s) and a chaplain, as well as other care professionals.

     Respiratory Therapy and Home Medical Equipment
     Respiratory therapy and HME services are provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.
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
Corporate Expenses
     Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment, including equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal and human resource benefits and administration.
Other Information
     The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs directly attributable to the specific segment. Intersegment revenues represent Home Health segment revenues primarily generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory, identifiable intangible assets, goodwill and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Health segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.
     For the third quarter and nine months ended October 1, 2006, net revenues relating to the Company’s participation in Medicare amounted to $136.1 million and $367.9 million, respectively, of which $119.1 million and $329.9 million, respectively, was included in the Home Health segment and $17.0 million and $38.0 million, respectively, was included in the Other Related Services segment. For the third quarter and first nine months ended October 2, 2005, net revenues from Medicare amounted to $67.3 million and $194.4 million, respectively, all of which was included in the Home Health segment. Revenues from Cigna amounting to $52.1 million and $64.7 million for the third quarter of fiscal 2006 and 2005, respectively, and $160.2 million and $186.2 million for the first nine months of fiscal 2006 and 2005, respectively, were included in the CareCentrix segment.

     Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Hospice	$19,834	$—	$44,604	$—
Respiratory services and HME	8,322	490	19,772	1,446
Infusion therapies	3,006	—	7,032	—
Consulting services	886	898	2,663	2,534

Total net revenues	$32,048	$1,388	$74,071	$3,980

     Segment information about the Company’s operations is as follows (in thousands):

					Other
	Home Health		CareCentrix		Related Services	Total
Three months ended October 1, 2006 (unaudited)
Net revenue — segments	$192,343		$64,829		$32,048	$289,220

Intersegment revenues						(3,051)

Total net revenue						$286,169

Operating contribution	$23,567	(1)	$5,661		$6,333	$35,561

Corporate expenses						(17,769	)(1)
Depreciation and amortization						(4,393)
Interest expense, net						(6,546)

Income before income taxes						$6,853

Three months ended October 2, 2005 (unaudited)
Net revenue — segments	$137,740		$84,569		$1,388	$223,697

Intersegment revenues						(4,138)

Total net revenue						$219,559

Operating contribution	$12,865		$6,314		$208	$19,387

Corporate expenses						(10,398)
Depreciation and amortization						(2,291)
Interest income, net						385

Income before income taxes						$7,083

Nine months ended October 1, 2006 (unaudited)
Net revenue — segments	$549,791	(1,3)	$199,411	(2)	$74,071	$823,273

Intersegment revenues						(9,803)

Total net revenue						$813,470

Operating contribution	$68,648	(1,3)	$18,346	(2)	$13,839	$100,833

Corporate expenses						(50,536	)(1)
Depreciation and amortization						(11,391)
Interest expense, net						(14,863)

Income before income taxes						$24,043

Segment assets	$588,250		$49,870		$28,147	$666,267

Intersegment assets						(1,048)
Corporate assets						175,042

Total assets						$840,261

Nine months ended October 2, 2005 (unaudited)
Net revenue — segments	$405,898		$250,572		$3,980	$660,450

Intersegment revenues						(13,649)

Total net revenue						$646,801

Operating contribution	$36,085		$20,321		$705	$57,111

Corporate expenses						(31,154	)(4)
Depreciation and amortization						(5,938)
Interest income, net						1,262

Income before income taxes						$21,281

Segment assets	$76,896		$65,785		$1,258	$143,939

Intersegment assets						(1,288)
Corporate assets						193,220

Total assets						$335,871

(1)	Home Health operating contribution for the third quarter and first nine months of fiscal 2006 included costs of $0.6 million and $1.7 million, respectively, and corporate expenses included costs of $1.1 million and $2.0 million for the third quarter and first nine months of fiscal 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. (See Note 6.)

(2)	For the first nine months ended October 1, 2006, CareCentrix included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two Regional Care Centers. (See Note 6.)

In addition, net revenue and operating contribution for the first nine months of fiscal 2006 included an increase of $0.6 million which represented incremental revenue relating to a classification change of a CareCentrix contract.

(3)	The Home Health segment net revenues and operating contribution for the first nine months of fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 12.)

(4)	For the nine months ended October 2, 2005, corporate expenses included a credit of $0.8 million relating to a favorable arbitration settlement.
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
General
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
Significant Developments
          Healthfield Acquisition
          On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a leading provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. Final consideration is subject to various post closing adjustments. In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs, (see Note 9); (ii) 3,194,137 shares of Gentiva common stock at fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006; and (iii) existing cash balances of $49.4 million.
          The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeast United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix and provide a meaningful platform into hospice, as well as expansion into new business lines such as respiratory and HME and infusion and expand its current specialty programs.
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

Overview
          Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 500 direct service delivery units within over 400 locations in 35 states, and through CareCentrix, which manages home health services for major managed care organizations throughout the United States and delivers them 24 hours a day, 7 days a week in all 50 states through a network of more than 3,000 third-party provider locations, as well as Gentiva locations. The Company is a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and home medical equipment; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.
          Commencing in fiscal 2006, the Company identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services, which encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. The Company believes that this presentation aligns the Company’s financial reporting with the manner in which the Company has recently commenced to manage its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, the Home Health segment included the Company’s consulting business and one HME location.
     Home Health
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

     CareCentrix
          The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, and respiratory products and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.
     Other Related Services
          Hospice
          Hospice serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s) and a chaplain, as well as other care professionals.
          Respiratory Therapy and Home Medical Equipment
          Respiratory therapy and HME services are provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.
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

Results of Operations
          Revenues
          A summary of the Company’s net revenues by segment follows:

	Third Quarter			First Nine Months
(Dollars in millions)			Percentage			Percentage
	2006	2005	Variance	2006	2005	Variance
Home Health	$192.3	$137.7	39.6%	$549.8	$405.9	35.5%
CareCentrix	64.8	84.6	(23.3%)	199.4	250.6	(20.4%)
Other Related Services	32.1	1.4	2209.5%	74.1	4.0	1761.3%
Intersegment revenues	(3.0)	(4.1)	(26.3%)	(9.8)	(13.7)	(28.2%)

Total net revenues	$286.2	$219.6	30.3%	$813.5	$646.8	25.8%

          The Company’s net revenues increased by $66.6 million, or 30.3 percent, to $286.2 million for the quarter ended October 1, 2006 as compared to the quarter ended October 2, 2005. For the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005, net revenues increased by $166.7 million, or 25.8 percent, to $813.5 million from $646.8 million.
          Home Health
          Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2006 net revenues were $192.3 million, up $54.6 million, or 39.6 percent, from $137.7 million in the prior year period. For the first nine months of fiscal 2006, net revenues were $549.8 million, a $143.9 million or a 35.5 percent increase compared to $405.9 million for the corresponding period of fiscal 2005.
          Net revenues derived from former Healthfield locations were approximately $56 million and $132 million for the third quarter and first nine months of fiscal 2006, respectively. However, in connection with activities relating to integration following the Healthfield acquisition on February 28, 2006, there has been and will continue to be a commingling of business and resources between Gentiva branch locations and former Healthfield locations in selected overlap markets in the southeast United States affecting the Company’s ability to provide Healthfield specific information.
          Revenues generated from Medicare were $119.1 million in the third quarter of 2006 as compared to $67.3 million in the third quarter of 2005. This increase resulted from (i) the impact of the Healthfield acquisition; and (ii) growth from existing Gentiva locations fueled primarily by increased volume in specialty programs and continuing improvement in revenue per admission. For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by 7 percent between the third quarters of 2005 and 2006. Medicare revenues represented approximately 62 percent of total Home Health revenues in the 2006 third quarter as compared to 49 percent of total Home Health revenues in the 2005 third quarter. Revenues from other payer sources were $73.2 million in the third quarter of 2006 as compared to $70.4 million in the third quarter of 2005. This increase resulted primarily from Medicaid and Local Government and Commercial Insurance and Other revenues from former Healthfield locations (approximately $8.5 million) offset by a decrease of approximately $5 million in Commercial Insurance and Other revenues due to Gentiva’s decision to exit certain unprofitable business as the Company continues to pursue more favorable commercial pricing.
          For the nine months ended October 1, 2006 and October 2, 2005, revenues generated from Medicare were $329.9 million and $194.4 million, respectively, due to the reasons noted above as well as a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 representing a partial settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports. Medicare revenues as a percent of total Home Health revenues for the first nine months of 2006 and 2005 were 60 percent and 48 percent, respectively.

          Revenues from all other payer sources were $219.9 million for the nine months ended October 1, 2006 as compared to $211.5 million for the nine months ended October 2, 2005 due to the impact of the Healthfield acquisition (approximately $19 million) offset by a decrease of approximately $11 million in Commercial Insurance and Other revenues.
          CareCentrix
          CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Third quarter 2006 net revenues were $64.8 million, a 23.3 percent decline from $84.6 million reported in the prior year period. For the first nine months of fiscal 2006, net revenues were $199.4 million, a 20.4 percent decline compared to $250.6 million for the corresponding period of fiscal 2005. The decrease in net revenues for both the third quarter and nine month periods is due primarily to (i) the termination of a contract with TriWest Healthcare Alliance (“TriWest”) on November 29, 2005; and (ii) a change in the contract with Cigna, effective February 1, 2006, whereby the Company no longer provides respiratory therapy services and certain home medical equipment to members of Cigna plans. Revenues derived from Cigna decreased by approximately $13 million and $26 million in the third quarter and first nine months of 2006 as compared to the corresponding periods of the prior year.
          Other Related Services
          Other Related Services segment revenues are derived from all three payer groups. Third quarter and first nine months of fiscal 2006 net revenues of $32.1 million and $74.1 million, respectively, includes hospice, respiratory therapy and HME services, and infusion therapy net revenues, as well as revenues derived from consulting services. For the third quarter and first nine months of fiscal 2005, net revenues of $1.4 million and $4.0 million, respectively, were generated entirely from the consulting business and one HME location. The increase in revenues in both the third quarter and first nine months of fiscal 2006 was due to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.
          A summary of the Company’s net revenues by payer follows:

	Third Quarter			First Nine Months
(Dollars in millions)			Percentage			Percentage
	2006	2005	Variance	2006	2005	Variance
Medicare	$136.1	$67.4	102.2%	$367.9	$194.4	88.3%
Medicaid and Local Government	45.5	37.6	20.9%	132.4	112.0	18.1%
Commercial Insurance and Other	104.6	114.6	(8.8%)	313.2	340.4	(8.0%)

	$286.2	$219.6	30.3%	$813.5	$646.8	25.8%

          Gross Profit
(Dollars in millions)
	Third Quarter			First Nine Months
	2006	2005	Variance	2006	2005	Variance
Gross profit	$118.8	$81.0	$37.8	$340.7	$242.4	$98.3
As a percent of revenues	41.5%	36.9%	4.6%	41.9%	37.5%	4.4%
          As a percentage of revenues, gross profit increased 4.6 percentage points and 4.4 percentage points in the third quarter and first nine months of fiscal 2006, respectively, as compared to the corresponding periods of fiscal 2005. The increases in gross margin percentage are primarily attributable to significant changes in the Company’s business mix resulting primarily from the impact of the Healthfield acquisition and the resulting increase in Medicare revenue at a traditionally higher gross margin than other business lines and to a lesser extent (i) organic revenue growth in Medicare, especially in the Company’s specialty programs; (ii) the Company’s progress in exiting unprofitable commercial business within the Home Health segment; and (iii) less revenue in the lower gross margin CareCentrix business as compared to the prior year periods.
          To a lesser extent, the gross profit percentage in the 2006 periods was positively impacted by improved CareCentrix pricing and for the nine month period, incremental gross margin relating to a classification change of a CareCentrix contract and cost of claims incurred but not reported (0.1 and 0.3 percentage points for the third quarter and nine months, respectively) and the Medicare special item discussed above (0.2 percentage points for the nine months) as well as productivity gains in the clinician workforce and increased revenue per admission in the Home Health segment.
          Selling, General and Administrative Expenses
          Selling, general and administrative expenses increased $29.0 million to $101.0 million for the quarter ended October 1, 2006, as compared to $72.0 million for the quarter ended October 2, 2005 and $74.0 million to $290.4 million for the nine months ended October 1, 2006, as compared to $216.4 million for the nine months ended October 2, 2005.
          The increases for the third quarter and the first nine months of fiscal 2006, as compared to the corresponding periods of fiscal 2005, were attributable to (i) corporate and field operating costs associated with the Healthfield operations following the acquisition on February 28, 2006 (approximately $29 million for the third quarter and $68 million for the first nine months of 2006); (ii) restructuring and integration costs of $1.7 million and $4.4 million, respectively, related to severance and other integration costs associated with the Healthfield acquisition as well as for the nine month period, realignment of the CareCentrix operations in response to changes in the nature of services provided to Cigna members; (iii) equity-based compensation costs of $1.2 million and $3.0 million, respectively, associated with the adoption of SFAS 123(R); and (iv) the absence of an $0.8 million favorable arbitration settlement recorded in the first nine months of fiscal 2005. In addition, the Company incurred incremental salaries and consulting costs to support information services and its strategic technology projects and various other expenses during the fiscal 2006 periods offset by cost reductions of $2.4 million during the third quarter and $6.6 million during the first nine months of fiscal 2006 in the CareCentrix business.
          Selling, general and administrative expenses were positively impacted in the third quarter and first nine months of fiscal 2006 by approximately $1 million associated with synergies realized from the consolidation of Gentiva and Healthfield back office functions. The Company’s integration efforts are continuing, and, in this regard the Company expects to realize cost reductions in expenses of $3 million for the fiscal year 2006.

          Depreciation and Amortization
          Depreciation and amortization increased $2.1 million to $4.4 million in the third quarter of 2006 and $5.5 million to $11.4 million for the nine months ended October 1, 2006 as compared to the corresponding periods of 2005. The increases were primarily attributable to amortization of identifiable intangible assets of $1.0 million and $2.4 million in the third quarter and first nine months of 2006, respectively, as compared to $0.3 million for the third quarter and first nine months of fiscal 2005, as well as depreciation expense relating to the Healthfield operations acquired in 2006.
          Interest Expense and Interest Income
          For the third quarter and first nine months of fiscal 2006, net interest expense was approximately $6.5 million and $14.9 million, respectively, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.9 million and $2.5 million, respectively, earned on short-term investments and existing cash balances. Net interest income for the third quarter and first nine months of fiscal 2005 represented interest income of approximately $0.7 million and $2.1 million, respectively, partially offset by fees and other costs relating to the Company’s revolving credit facility and outstanding letters of credit.
          Income before Income Taxes
          Components of income before income taxes were as follows:
(Dollars in millions)
	Third Quarter			First Nine Months
	2006	2005	Variance	2006	2005	Variance
Operating Contribution:
Home Health	$23.6	$12.9	$10.7	$68.7	$36.1	$32.6
CareCentrix	5.7	6.3	(0.6)	18.3	20.3	(2.0)
Other Related Services	6.3	0.2	6.1	13.8	0.7	13.1

Total Operating Contribution	35.6	19.4	16.2	100.8	57.1	43.7

Corporate expenses	(17.8)	(10.4)	(7.4)	(50.5)	(31.2)	(19.3)
Depreciation and amortization	(4.4)	(2.3)	(2.1)	(11.4)	(5.9)	(5.5)
Interest (expense) income, net	(6.5)	0.4	(6.9)	(14.9)	1.3	(16.2)

Income before income taxes	$6.9	$7.1	$(0.2)	$24.0	$21.3	$2.7
As a percent of revenue	2.4%	3.2%	(0.8%)	3.0%	3.3%	(0.3%)
          Income Taxes
          The Company recorded a federal and state income tax provision of $1.5 million for the third quarter of fiscal 2006, of which $0.7 million represented a current tax benefit and $2.2 million represented a deferred tax provision. For the nine months ended October 1, 2006, the Company recorded a federal and state income tax provision of $8.8 million representing a current tax benefit of $0.1 million and a deferred tax provision of $8.9 million.
          The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 22.5 percent for the quarter ended October 1, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 4.8 percent), (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.3 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 11.6 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 10.0 percent).
          The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.5 percent for the first nine months of 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.4 percent), (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 3.3 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.8 percent).

          The Company recorded federal and state income tax provisions of $2.8 million and $4.3 million for the third quarter and first nine months of fiscal 2005, respectively. The income tax provision for the first nine months of fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company had agreed to assume the responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective tax rate of 20 percent for the first nine months is primarily due to the release of tax reserves and state taxes.
          Net Income
          For the third quarter of fiscal 2006, net income was $5.3 million, or $0.19 per diluted share, compared with net income of $4.3 million, or $0.17 per diluted share, for the corresponding period of 2005.
          For the first nine months of fiscal 2006, net income was $15.3 million, or $0.56 per diluted share, compared with net income of $17.0 million, or $0.68 per diluted share, for the first nine months of fiscal 2005.
          Net income for the 2006 third quarter reflected a pre-tax charge of $1.7 million, or $0.04 per diluted share, relating to restructuring and integration costs and a net cost of $0.04 per diluted share representing a pre-tax charge of $1.2 million resulting from the implementation of a new accounting rule on equity-based compensation and its impact on the Company’s effective tax rate.
          Net income for the first nine months of fiscal 2006 included: (i) a special item related to Medicare, noted under the heading “Revenues” above, which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share; (ii) pre-tax restructuring and integration costs of $4.4 million, or $0.10 per diluted share; and (iii) a net cost of $0.10 per diluted share representing a pre-tax charge of $3.0 million resulting from the implementation of a new accounting rule for equity-based compensation and its impact on the Company’s effective tax rate.
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
          During the third quarter of 2006, cash provided by operating activities was $11.0 million and cash generated from the issuance of common stock upon exercise of stock options and under the ESPP was $1.3 million. In the 2006 third quarter, the Company used $7.0 million of cash for capital expenditures and $7 million on voluntary debt prepayments relating to the Company’s term loan.
          The Company generated net cash from operating activities of $45.3 million in the nine months ended October 1, 2006 as compared to net cash provided by operating activities of $9.2 million in the nine months ended October 2, 2005. The increase of $36.1 million in net cash provided by operating activities between the 2005 and 2006 periods was primarily driven by changes impacting the statements of income, changes in accounts receivable and other assets and changes in current liabilities.

          Cash flow impacting the statements of income represents the sum of net income and all adjustments to reconcile net income to net cash provided by operating activities and are summarized as follows (in thousands):

	Nine Months Ended
	October 1, 2006	October 2, 2005	Variance
OPERATING ACTIVITIES:
Net income	$15,264	$17,026	$(1,762)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,391	5,938	5,453
Provision for doubtful accounts	5,416	4,329	1,087
Reversal of tax audit reserves	(800)	(4,200)	3,400
Equity-based compensation expense	2,951	—	2,951
Windfall tax benefits associated with equity-based compensation	(1,729)	—	(1,729)
Deferred income tax expense	8,909	4,408	4,501

Cash flow impacting the statements of income	$41,402	$27,501	$13,901

          The $13.9 million difference in “Cash flow impacting the statements of income” between the 2005 and 2006 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, the reversal of tax audit reserves, and deferred income tax expense and, during the 2006 nine month period, equity-based compensation expense.
          Cash flow from operating activities between the 2005 and 2006 reporting periods was positively impacted by $15.5 million as a result of changes in accounts receivable represented by a $14.7 million increase in the 2005 period and a $0.8 million reduction in the 2006 period, exclusive of accounts receivable of acquired businesses as of the respective acquisition dates. The change in accounts receivable relates primarily to strong cash collections during the 2006 period, including collection of a portion of the accounts receivable attributable to the TriWest account partially offset by an industry-wide hold placed by the fiscal intermediaries during the last two weeks of September on Medicare payments of approximately $8 million, which the Company received in early October 2006. Cash flow from operating activities was positively impacted by $0.4 million as a result of changes in prepaid expenses and other current assets of ($1.5) million in the 2006 period as compared to ($1.9) million in the 2005 period.
          Cash flow from operating activities was positively impacted by $6.3 million as a result of changes in current liabilities of ($1.9) million in the 2005 period and $4.4 million in the 2006 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the nine month fiscal period ended October 1, 2006 follows (in thousands):

	Nine Months Ended
	October 1, 2006	October 2, 2005	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(8,190)	$(719)	$(7,471)
Payroll and related taxes	5,496	6,416	(920)
Deferred revenue	(2,745)	2,704	(5,449)
Medicare liabilities	1,518	(3,085)	4,603
Cost of claims incurred but not reported	(2,038)	(1,117)	(921)
Obligations under insurance programs	1,571	(2,432)	4,003
Other accrued expenses	8,750	(3,669)	12,419

Total changes in current liabilities	$4,362	$(1,902)	$6,264

          The primary drivers for the $6.3 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:
•	Accounts payable, which had a negative impact on cash of $7.5 million, and payroll and related taxes, which had a negative impact of $0.9 million, between the 2005 and 2006 reporting periods primarily related to the timing of payments.

•	Deferred revenue, which increased at a slower rate between the 2005 and 2006 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a positive impact of $4.6 million, between the 2005 and 2006 reporting periods, primarily related to the repayment of partial episode payments to CMS in the first nine months of fiscal 2005.

•	Cost of claims incurred but not reported, which had a negative impact of $0.9 million, on the changes in operating cash flows between the 2005 and 2006 reporting periods due to lower claims activity resulting from the change in the nature of services provided under the Cigna agreement and the impact of termination of the TriWest contract.

•	Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $4.0 million, between the 2005 and 2006 reporting periods primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.

•	Other accrued expenses, which had a positive impact on the change in operating cash flow of $12.4 million, between the 2005 and 2006 reporting periods due primarily to accrued interest payable associated with the Credit Agreement and lower incentive and commission payments during the first nine months of fiscal 2006, as well as changes in various other accrued expenses.
          Working capital at October 1, 2006 was approximately $113 million, a decrease of $16 million as compared to approximately $129 million at January 1, 2006, primarily due to:
•	a $23 million decrease in cash, cash equivalents, restricted cash and short-term investments;

•	a $43 million increase in accounts receivable, due to the acquisition of accounts receivable associated with the Healthfield operations;

•	a $10 million increase in deferred tax assets;

•	a $4 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; and

•	a $51 million increase in current liabilities, consisting of increases in Medicare liabilities ($3 million), payroll and related taxes ($20 million), deferred revenue ($13 million), obligations under insurance programs ($2 million), and other accrued expenses ($16 million), partially offset by a decrease in accounts payable ($1 million) and cost of claims incurred but not reported ($2 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.
          Days Sales Outstanding (“DSO”) as of October 1, 2006 were 58 days, an increase of one day from January 1, 2006. DSO was negatively impacted by two days at October 1, 2006 due to the industry-wide hold placed by the fiscal intermediaries during the last two weeks of September on Medicare payments, which the Company received in early October 2006.

          Accounts receivable attributable to major payer sources of reimbursement at October 1, 2006 and January 1, 2006 were as follows (in thousands):

	October 1, 2006
	Total	Current	31 – 90 days	91 – 180 days	Over 180 days
Medicare	$79,828	$33,722	$33,201	$9,976	$2,929
Medicaid and Local Government	23,239	11,788	7,382	2,097	1,972
Commercial Insurance and Other	80,941	49,129	16,452	8,378	6,982
Self — Pay	8,252	767	1,310	1,983	4,192

Gross Accounts Receivable	$192,260	$95,406	$58,345	$22,434	$16,075

	January 1, 2006
	Total	Current	31 – 90 days	91 – 180 days	Over 180 days
Medicare	$31,623	$15,686	$12,198	$2,906	$833
Medicaid and Local Government	20,383	12,326	5,958	1,425	674
Commercial Insurance and Other	90,624	53,155	18,413	9,303	9,753
Self — Pay	5,662	823	1,165	1,584	2,090

Gross Accounts Receivable	$148,292	$81,990	$37,734	$15,218	$13,350

          The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Medicare	48%	31%	45%	30%
Medicaid and Local Government	16%	17%	16%	17%
Commercial Insurance and Other	36%	52%	39%	53%

	100%	100%	100%	100%

          In November 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country effective January 1, 2006.) In November 2006, CMS announced an increase of 3.3 percent in the home health market basket effective January 1, 2007; however, the rate increase could be reduced or eliminated by Congress prior to or after its effective date.
          Medicare reimbursement rates for hospice services increased by 3.4 percent, effective October 1, 2006.
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

          The Company was party to a contract, as amended, with Cigna, effective January 1, 2004, pursuant to which the Company provided or contracted with third party providers to provide home nursing services, acute and chronic infusion therapies, home medical equipment, and respiratory products and services to patients insured by Cigna. For the third quarter and first nine months of fiscal 2006, Cigna accounted for approximately 18 percent and 20 percent of the Company’s total net revenues, respectively, compared to approximately 29 percent for the third quarter and first nine months of fiscal 2005. These decreases in Cigna revenues as a percent of total revenues principally reflect revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of recent changes in the Cigna contract. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain home medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract on October 27, 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.
          Net revenues generated under capitated agreements with managed care payers were approximately 6 percent and 7 percent of total net revenues for the third quarter and first nine months of fiscal 2006, respectively, and 11 percent for the third quarter and first nine months of fiscal 2005.
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
          Interest under the Credit Agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. After the completion of two post-closing fiscal quarters, the interest rates under the Credit Agreement are reduced if the Company meets certain reduced leverage targets (as defined) as follows:

Revolving Credit	Term Loan
Consolidated	Consolidated	Margin for	Margin for
Leverage Ratio	Leverage Ratio	Base Rate Loans	Eurodollar Loans
³3.5	³3.5	1.25%	2.25%
<3.5 & ³3.0	<3.5 &³3.0	1.00%	2.00%
<3.0 & ³2.5	<3.0	0.75%	1.75%
<2.5		0.50%	1.50%
          The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. After the completion of two post-closing fiscal quarters, the commitment fee is reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5. As of October 1, 2006, the consolidated leverage ratio (as defined) approximated 4.2.
          The Credit Agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of October 1, 2006, the Company was in compliance with the covenants in the Credit Agreement.
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
          Capital Expenditures
          The Company’s capital expenditures for the nine months ended October 1, 2006 were $16.3 million as compared to $6.0 million for the same period in fiscal 2005. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2006 will approximate $22 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
          Cash Resources and Obligations
          The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $65.5 million as of October 1, 2006. The restricted cash of $22.0 million at October 1, 2006 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company.
          The Company anticipates that repayments to Medicare for Partial Episode Payments and prior year cost report settlements will be made periodically through 2006. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
          The Company made no purchases of its common stock during the first nine months of 2006. As of October 1, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.
          Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.
          Contractual Obligations and Commercial Commitments
          As of October 1, 2006, the Company had outstanding borrowings of $353 million under the term loan of the Credit Agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at October 1, 2006 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations	$353,000	$—	$4,526	$7,242	$341,232
Capital lease obligations	2,027	1,001	1,000	26	—
Operating lease obligations	75,732	22,823	31,077	16,430	5,402
Purchase obligations	350	350	—	—	—

Total	$431,109	$24,174	$36,603	$23,698	$346,634

          During the first nine months of fiscal 2006, the Company made voluntary debt prepayments of $17.0 million relating to its original $370 million term loan. These prepayments extinguished all required principal payments on the term loan until mid-2008. During the first week of October 2006, the Company made additional prepayments of $5 million on the term loan.
          The Company had total letters of credit outstanding of approximately $20.1 million at October 1, 2006 and at January 1, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the heading “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $2.6 million and $2.5 million at October 1, 2006 and January 1, 2006, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of October 1, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $183.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.8 million per year, assuming a similar capital structure.
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
          Changes in internal control over financial reporting
          As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter. The Company expects to exclude Healthfield from the assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination on February 28, 2006.

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

GENTIVA HEALTH SERVICES, INC.

(Registrant)

Date: November 10, 2006	/s/ Ronald A. Malone Ronald A. Malone
Chairman and Chief Executive Officer

Date: November 10, 2006	/s/ John R. Potapchuk

John R. Potapchuk
Executive Vice President, Chief Financial Officer and Treasurer