Form 10-K
period 2006-12-31
GENTIVA HEALTH SERVICES INC
filed 2007-03-16
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 1-15669

GENTIVA HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4335801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Huntington Quadrangle, Suite 200S, Melville, NY 11747-4627

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (631) 501-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐                     Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of registrant’s most recently completed second fiscal quarter, was $397,178,853 based on the closing price of the common stock on the Nasdaq National Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 7, 2007, was 27,649,115.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2007 Annual Meeting of Shareholders is incorporated by reference into PART III.

PART I

Item 1.	Business

As used in this annual report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Gentiva” refer to Gentiva Health Services, Inc.

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•

ability to continue to successfully integrate the operations of The Healthfield Group and continue to achieve expected synergies and operational efficiencies from the acquisition within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements;

•	a material shift in utilization within capitated agreements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

Introduction

Gentiva Health Services, Inc. provides comprehensive home health and related services throughout the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became a publicly owned company on March 15, 2000.

Information included in this annual report on Form 10-K refers to the Company’s operations conducted through its Home Health, CareCentrix® and Other Related Services reportable business segments as further described below, unless the context indicates otherwise.

Significant Developments

Healthfield Acquisition

On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $466 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million and subject to post-closing adjustments. The Company funded the purchase price from approximately $363 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price was used to refinance Healthfield’s existing net indebtedness.

On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent. The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum, with the remaining balance due at maturity on March 13, 2013 and (ii) a six year revolving credit facility $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. See Note 6 to the consolidated financial statements included in this report for more information about the Credit Agreement and related agreements.

Other Events

On March 15, 2000, the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation (“Olsten”), the former parent corporation of the Company (the “Split-Off”.) Prior to the Split-Off, all of the assets and liabilities of Olsten’s health services business formerly known as Olsten Health Services were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA (“Adecco”).

On June 13, 2002, the Company sold substantially all of the assets of its specialty pharmaceutical services (“SPS”) business to Accredo Health, Incorporated (“Accredo”) and received payment of cash in the amount of $207.5 million (before a $0.9 million reduction resulting from a closing net book value adjustment) and 5,060,976 shares of Accredo common stock valued at $262.6 million, based on the closing price of Accredo common stock on the Nasdaq National Market on June 13, 2002. The cash consideration, less a holdback of $3.5 million for certain income taxes the Company expected to incur) and the Accredo common stock were then distributed as a special dividend to the Company’s shareholders.

Business Segments

Commencing in fiscal 2006, the Company identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and home medical equipment (“HME”), infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, one HME location and the Company’s consulting business were included in the Home Health segment. Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2006, is contained under “Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 “Business Segment Information” to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below. As of December 31, 2006, our Home Health segment conducted its business through more than 300 locations.

The Company’s direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 35 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elderly patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in six geographic regions, each staffed with clinical, operational and sales teams. Regions are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment; and

•

Gentiva Rehab Without Walls®, which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. All locations where Gentiva Rehab Without Walls operates have been accredited by the Commission on Accreditation of Rehabilitation Facilities.

The specialty programs are conducted through many of the Company’s licensed and Medicare–certified agencies, except for Gentiva Rehab Without Walls which operates from stand-alone branch locations that are licensed. From time to time the Company pilots other specialty services, including currently Gentiva Neurorehabilitation, which helps patients and their physicians manage stroke, multiple sclerosis and other brain-related diagnoses.

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. The Company coordinates these administrative services within three regional coordination centers and delivers the services through an extensive nationwide network of more than 3,500 provider locations in all 50 states.

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

Other Related Services

Hospice

Hospice serves terminally ill patients in the southeast United States. The Company provides comprehensive management of the healthcare services and products needed by hospice patients and their families through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. Hospice services are provided primarily in the patient’s home or other residence, such as an assisted living residence or nursing home, or in a hospital. The Medicare hospice benefit is designed for patients expected to live six months or less. Hospice services for a patient can continue, however, for more than six months, so long as the patient remains eligible as reflected by a physician’s certification.

Respiratory Therapy and Home Medical Equipment

The Company provides respiratory therapy and HME services to patients at home through branch locations primarily in the southeast United States. Gentiva offers patients a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. The Company also provides respiratory therapy services to patients who suffer from a variety of conditions, including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

Infusion Therapy

The Company provides infusion therapy to patients at home through pharmacy locations in the southeast United States. Infusion therapy serves as a complement to Gentiva’s traditional service offerings, providing clients with a comprehensive home health provider while diversifying our revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.

Consulting

The Company provides consulting services to home health agencies through our Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

Payers

Segment revenue mix by major payer classifications is as follows:

	2006		2005		2004
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	61%	51%	49%	0%	44%	0%
Medicaid and Local Government	20	21	27	20	30	20
Commercial Insurance and Other	19	28	24	80	26	80

Total net revenues	100%	100%	100%	100%	100%	100%

Net revenues for the CareCentrix segment were 100 percent attributable to the Commercial Insurance and Other payer group.

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2006, 2005 and 2004, Cigna accounted for approximately 20 percent, 29 percent and 31 percent, respectively, of the Company’s total net revenues. No other commercial payer accounts for 10 percent or more of the Company’s total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

In October 2005, the Company completed the amendment of its contract and extension of its national relationship with Cigna through January 31, 2009. Under the amended contract, CareCentrix is continuing to coordinate the provision of direct home nursing and related services through the CareCentrix network of third-party providers or through Gentiva’s own home healthcare locations, as well as home infusion services and certain other specialty medical equipment solely through the CareCentrix network. Among the specialty equipment to be provided to Cigna members through CareCentrix are insulin pumps, wound suction devices and other products. CareCentrix ended its coordination of respiratory therapy and certain durable medical equipment services to Cigna members commencing services after January 31, 2006.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, HEALTHFIELD®, LIFESMART®, REHAB WITHOUT WALLS® and SAFE STRIDES®, or in the process of being registered with the U.S. Patent and Trademark Office, including CASEMATCH(SM), GENTIVA UNIVERSITY(SM), GREAT HEALTHCARE HAS COME HOME(SM), CROSS IN CIRCLE DESIGN(SM) and GENTIVA AND CROSS IN CIRCLE DESIGN(SM). Certain of the Company’s subsidiaries operate under trade names, including MID-SOUTH (SM), TAR HEEL(SM), TOTAL CARE(SM) and WIREGRASS(SM).

A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the Company, with the right of perpetual renewal. A federally registered trademark provides a presumption of validity and ownership of the mark by the Company in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. A registration also provides nationwide trademark rights as of the filing date of the application. Management believes that the Company’s name and trademarks are important to its operations and intends to continue to renew its trademark registrations.

Business Environment

Factors that the Company believes have contributed and will contribute to the development of home health services for both of its business segments primarily include recognition that home health services can be a cost-effective alternative to more expensive institutional care; aging demographics; changing family structures in which more aging people will be living alone and may be in need of assistance; increasing consumer and physician awareness and interest in home health services; the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home; clinical specialization; and medical and technological advances that allow more health care procedures and monitoring to be provided at home.

The Company is actively pursuing relationships with managed care organizations to secure additional managed care contracts primarily through CareCentrix. The Company believes that its nationwide network of providers, financial resources, and the quality, range and cost-effectiveness of its services are important factors as it seeks opportunities in its managed care relationships in a consolidating home health services industry. In addition, the Company believes that it has the local relationships, the knowledge of the regional markets in which it operates, and the cost-effective, comprehensive services and products required to compete effectively for managed care contracts and other referrals. The Company offers the direct and managed provision of care as a single source, which it believes optimizes utilization.

Marketing and Sales

Home Health and Other Related Services. In general, the Company’s home health and other related services business obtains patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. Referral sources for hospice services also include nursing homes, assisted living facilities, community social service organizations and faith-based organizations.

CareCentrix. In general, the Company’s CareCentrix business obtains clients through direct sales and marketing efforts into the payer community via corporate sales presentations, telemarketing for appointments, trade shows and other traditional sales methods. The Company maintains a dedicated sales force responsible for generating leads on a regional and national basis as well as an Internet website (www.CareCentrix.com) that describes the CareCentrix business segment, its services and products. Additionally, the Company also focuses its efforts on driving sales through a workforce focus on large account management and “pull-through” sales activities associated with preferred provider organizations where the commercial membership has a choice of providers.

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. The Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services (“CMS”) website, a government website containing information on the home healthcare market in 2005, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

The Company expects that industry forces will impact it and its competitors. The Company’s competitors will likely strive to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company’s competitors could cause a decline in sales or loss of market acceptance of the Company’s services or price competition, or make the Company’s services less attractive.

CareCentrix. The ancillary care benefit management field is very narrowly focused with a few providers dedicated to facilitating these services. The Company’s competitors include direct providers of services as well as regionally based benefit managers or preferred provider organizations that coordinate care directly through third party administrators or local home healthcare providers. The Company competes on the basis of quality and expertise of services and the value and price of services. The Company believes that its product and service offerings can be attractive to those that bear the cost of healthcare directly. The Company believes that its competitive position is mainly attributable to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients. The Company’s competitors will likely strive to improve their service offerings and price competitiveness. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company’s competitors could cause a decline in sales or loss of market acceptance of the Company’s services or price competition, or make the Company’s services less attractive.

Other Related Services. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than we have. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill.

The respiratory therapy, home medical equipment and infusion therapy markets in which the Company operates are also highly competitive. The Company also competes with a limited number of national providers and numerous regional and local providers on the basis of quality, value and price of its services. Many of these competitors have substantially greater financial and marketing resources than Gentiva has.

Source and Availability of Personnel

Home Health and Other Related Services. To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients’ individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch(SM) software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

Clinical associates are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Clinical associates are generally paid on a per visit, per shift, per hour or per diem basis, or are employed on a full-time salaried basis. The Company, along with its competitors, is currently experiencing a shortage of licensed professionals, which could have a material adverse effect on the Company’s business.

CareCentrix. In order to serve our customers effectively, the Company contracts with providers to coordinate care and provide certain home medical equipment, home infusion therapy and traditional home health services. The inability of CareCentrix to maintain its network of providers to effectively service its customers could have a material adverse effect on the Company’s business.

Number of Persons Employed

At December 31, 2006, the Company employed approximately 7,600 full-time employees, including approximately 3,250 salaried clinical employees, compared to approximately 4,250 full-time employees, including approximately 1,250 salaried clinical employees, at the end of fiscal 2005. The Company also employs clinical employees on a temporary basis, as needed, to provide home health services. In fiscal 2006, the average number of non-salaried clinical employees employed on a weekly basis in the Company’s home health and other related services business was approximately 8,050, compared to approximately 9,700 in fiscal 2005. The Company believes that its relationships with its employees are generally good.

Government Regulations

The Company’s business is subject to extensive federal and state regulations which govern, among other things:

•	Medicare, Medicaid, TRICARE (the Department of Defense’s managed healthcare program for military personnel and their families) and other government-funded reimbursement programs;

•	reporting requirements, certification and licensing standards for certain home health agencies and hospice; and

•	in some cases, certificate-of-need requirements.

The Company’s compliance with these regulations may affect its participation in Medicare, Medicaid, TRICARE and other federal healthcare programs. For example, to participate in the Medicare program, a Medicare beneficiary must be under the care of a physician, have an intermittent need for skilled nursing or physical or other therapy care, must be homebound and must receive home healthcare services from a Medicare certified home healthcare agency. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

•	prohibitions against the offering or making of direct or indirect payments to actual or potential referral sources for obtaining or influencing patient referrals;

•

rules generally prohibiting physicians from making referrals under Medicare for clinical services to a home health agency with which the physician or his or her immediate family member has certain types of financial relationships;

•	laws against the filing of false claims; and

•	laws against making payment or offering items of value to patients to induce their self-referral to the provider.

As part of the extensive federal and state regulation of the home health services business and under the Company’s corporate integrity agreement, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs. Violation of the applicable federal and state healthcare regulations can result in excluding a healthcare provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

In November 2005, the CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country for 2006. The 5 percent rural add-on premium expired on December 31, 2006. In November 2006, CMS announced an increase of 3.3 percent in the home health market basket, which took effect on January 1, 2007. Medicare reimbursement rates for hospice services increased by 3.4 percent, effective October 1, 2006.

In February 2007, President Bush outlined his proposed budget beginning in October 2007. The President’s proposal calls for holding Medicare home health reimbursement payments at the 2007 level for five years (2008 through 2012) and then paying an annual adjustment (0.65 percent) in the following years. For Medicare hospice reimbursement, payments would be the market basket (or annual update of 0.65 percent) beginning in 2008.

Seasonality

The Company has historically experienced a seasonal decline in the demand for its home health services during the third fiscal quarter.

Available Information

The Company’s Internet address is www.gentiva.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. The Company also makes available on or through its website its press releases, an investor presentation, Section 16 reports and certain corporate governance documents as well as other information about the Company and health information useful to consumers.

Item 1A.	Risk Factors

This annual report on Form 10-K contains forward-looking statements which involve a number of risks, uncertainties and assumptions, as discussed in more detail above under Item 1 “Business—Special Caution Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.

Risks Related to Gentiva’s Business and Industry

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

Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payers’ reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates or policies for a significant portion of our business.

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

We have entered into service agreements with a number of managed care organizations to provide, or contracted with third-party providers to provide, home nursing services, acute and chronic infusion therapies, home medical equipment and respiratory products and services to patients insured by those organizations. One such contract with Cigna accounted for 20 percent of our total net revenues for the year ended December 31, 2006. In October 2005, we extended our home healthcare contract with Cigna to January 31, 2009. Under the termination provisions of the contract, Cigna has the right to terminate the contract on January 31, 2008, if it provides advance written notice to us on or before September 1, 2007. If the Cigna contract or other significant contracts were to terminate or if there were a significant decrease in enrolled members, or products and services covered under our contract with Cigna or any other organization, our financial condition and results of operations could be materially adversely affected. Likewise, an increase in costs may not be offset by a change in near-term pricing. Should this occur, profitability could be adversely affected.

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

We compete with other healthcare providers for our employees, both clinical associates and management personnel. As the demand for home health services continues to exceed the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating margins.

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

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy, the war in Iraq or other reasons, can lead to continuing increased pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

We may experience disruption to our business and operations from the effects of natural disasters or terrorist acts.

The occurrence of natural disasters, terrorist acts or “mass illnesses” such as the pandemic flu and the erosion to our business caused by such an occurrence, may adversely impact our profitability. In the affected areas, our offices may be forced to close for limited or extended periods of time, and we may face a reduced supply of clinical associates.

We may incur substantial expenses related to the integration of Healthfield.

We have incurred, and will continue to incur, expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Healthfield with those of Gentiva. There are a large number of systems that may be integrated, including information management, purchasing, operations, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While we have assumed that a certain amount of expenses would be incurred, factors beyond our control could affect the total amount or the timing of all of the expected integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost and revenue synergies related to the integration of the businesses following the acquisition.

There are risks of business disruption and cost overruns associated with new business systems.

During 2007, we expect to complete the development and commence the implementation of a new clinical management system for use in our Home Health business. This system will involve the use of handheld devices by our clinical associates who are providing care to our patients. The continued development and rollout of this system involves substantial costs relating to salaries and benefits, consulting, travel and training costs. Development and implementation costs in excess of expectations or failure of the new system to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

Uncertainties associated with the Healthfield acquisition may cause a loss of employees.

Our success after the acquisition will continue to depend in part upon our ability to retain key Gentiva employees as well as Healthfield employees. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the acquisition. Although we have not experienced any significant attrition of employees as a result of the acquisition, we cannot assure you that we will be able to continue to retain key employees to the same extent that we or Healthfield had been able to do so in the past.

We have incurred significant indebtedness following the acquisition, which can affect our liquidity.

We had no outstanding indebtedness at the end of fiscal 2005. Following the closing of the Healthfield acquisition on February 28, 2006, we incurred indebtedness in the amount of $370 million in the form of a senior term loan. At the end of fiscal 2006, our indebtedness under the senior term loan was $342 million. As a result of this indebtedness, demands on our cash resources have increased, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock. For example, while the impact of this increased indebtedness is expected to be addressed by the combined cash flows of Gentiva and Healthfield, the increased level of indebtedness could nonetheless create competitive disadvantages for us compared to other companies with lower debt levels.

The agreement governing our term loan and revolving credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

Although we had no outstanding debt as of January 1, 2006, we incurred debt in connection with our acquisition of Healthfield on February 28, 2006 and may incur additional debt in the future. The agreement and instruments governing our term loan and revolving credit facility contain, and the agreements and instruments governing our future debt agreements may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our term loan and revolving credit facility or future debt agreements. This could lead to the acceleration of the maturity of our outstanding loans and the termination of the commitments to make further extensions of credit. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

We have risks related to obligations under our insurance programs.

We are obligated for certain costs under various insurance programs, including employee health and welfare, workers’ compensation and professional liability. We may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. We maintain various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. We also may be subject to exposure relating to employment law and other related matters for which we do not maintain insurance coverage. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, should we experience a significant increase in losses resulting from workers’ compensation, professional liability or employee health and welfare claims, the resulting increase in provisions and / or required reserves could negatively affect our profitability.

Risks Related to Healthcare Regulation

Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to a Medicare cap amount, which is calculated by Medicare.

In fiscal 2006, 62 percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

In addition, the timing of payments made under these programs is subject to regulatory action and governmental budgetary constraints. For certain Medicaid programs, the time period between submission of claims and payment has increased. Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs. Additionally, the federal and state governments may in the future reduce the funds available under those programs or require more stringent utilization and quality reviews of providers. Moreover, we cannot assure you that adjustments from regulatory actions or Medicare or Medicaid audits, including the payment of fines or penalties to the federal or state governments, will not have a material adverse effect on our liquidity or profitability.

Overall payments made by Medicare to us for hospice services are subject to a cap amount calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare and can negatively affect our profitability.

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

The operation of our home health services business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and treble damage claims if we violate the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs.

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

The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted and will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and experience substantial fluctuations.

Our common stock is traded on The Nasdaq Global Select Market. The price of our common stock may fluctuate substantially based on a number of factors, including:

•	our operating and financial performance;

•	changes, or proposed changes, in government reimbursement rates and regulations;

•	stock market conditions generally and specifically as they relate to the home health services industry;

•	developments in litigation or government investigations;

•	changes in financial estimates and recommendations by securities analysts who follow our stock; and

•	economic and political uncertainties in the marketplace generally.

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

•	limitations on the removal of directors so that they may only be removed for cause;

•	the ability of the board of directors to issue up to 25,000,000 shares of preferred stock and to determine the terms, rights and preferences of the preferred stock without shareholder approval; and

•	the prohibition on the right of shareholders to call meetings or act by written consent and limitations on the right of shareholders to present proposals or make nominations at shareholder meetings.

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, we have a rights agreement that has the effect of deterring take-overs of Gentiva without the consent of the board of directors. Generally, once a party acquires 10 percent or more of our common stock, the rights agreement may cause that party’s ownership interest in us to be diluted unless the board of directors consents to the acquisition.

We may ultimately fail to fully realize the anticipated synergies, cost savings and other benefits expected from the Healthfield acquisition, which could adversely affect the value of our common stock after the acquisition.

The Healthfield acquisition involves the integration of two companies that have previously operated independently. Gentiva and Healthfield entered into their acquisition agreement with the expectation that the acquisition would create opportunities to achieve cost synergies and other benefits from operating the combined businesses of both companies. Although we expect significant benefits, such as increased cost savings and a meaningful platform in hospice operations, to result from the acquisition, we cannot assure that we will continue to realize these anticipated benefits.

The value of our common stock following the acquisition may be affected by our ability to achieve fully the benefits expected to result from the acquisition. Achieving the benefits of the acquisition will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of Gentiva and Healthfield and the possible resulting diversion of management attention for an extended period of time. Although we believe that we are currently meeting these challenges, we cannot assure that there will be no serious reversals in our integration efforts or that any diversion of management attention will not negatively impact our operations following the acquisition.

Resales of our common stock following the acquisition may cause the market price of the common stock to fall.

As of December 31, 2006, we had 27,483,789 shares of common stock outstanding. We had issued approximately 3.2 million shares of common stock in connection with the acquisition in February 2006. These shares were initially subject to a lock-up preventing the sale of the shares for nine months following the completion of the acquisition. Fifty percent of the shares were released from the lock-up on November 28, 2006 and may be sold. The remaining 50 percent of the shares are subject to the lock-up for an additional 12 months. We have, however, given the holders of the shares issued in connection with the acquisition the right to include their shares in any underwritten registered offering we undertake, subject to certain conditions and limitations, even if that offering occurs during the lock-up period. We also registered the shares of common stock issued in connection with the acquisition. Any significant resale of these new shares in the public market from time to time could have the effect of depressing the market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters is leased and is located at 3 Huntington Quadrangle, Suite 200S, Melville, New York 11747-4627. Other major regional administrative offices leased by the Company as of December 31,

2006 are located in Atlanta, Georgia; Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; and Tampa, Florida. The Company also maintains leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan and Enterprise, Alabama and in Marianna, Florida, that is used in the Company’s hospice operations.

Item 3.	Legal Proceedings

Litigation

In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

Government Matters

On April 17, 2003, the Company received a subpoena from the OIG. The subpoena seeks information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. On February 17, 2004, the Company received a subpoena from the DOJ seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company’s knowledge, the government has not filed a complaint against the Company.

Indemnifications

Gentiva became an independent, publicly owned company on March 15, 2000, when Gentiva’s common stock was distributed to stockholders of Olsten. In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business.

Corporate Integrity Agreement

In connection with a July 19, 1999 settlement with various government agencies, Olsten executed a corporate integrity agreement with the OIG, effective until August 18, 2004, subject to the Company’s filing of a final annual report with the OIG, in form and substance acceptable to the government. The Company has filed a final annual report and is awaiting closure by the government.

The Company believes that it has been in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company has failed to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties. The corporate integrity agreement applies to the Company’s businesses that bill the federal government health programs directly for services, such as it nursing brand, and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 7, 2007:

Name	Executive Officer Since	Age	Position and Offices with the Company
Ronald A. Malone	2000	52	Chief Executive Officer and Chairman of the Board

John R. Potapchuk	2001	54	Executive Vice President, Chief Financial Officer and Treasurer

H. Anthony Strange	2006	44	Executive Vice President and President, Gentiva Home Health

Robert Creamer	2002	48	Senior Vice President, CareCentrix

Stephen B. Paige	2003	59	Senior Vice President, General Counsel and Secretary

Brian D. Silva	2006	50	Senior Vice President, Human Resources

John N. Camperlengo	2005	43	Vice President, Deputy General Counsel and Chief Compliance Officer

Ronald A. Malone

Mr. Malone has served as chief executive officer and chairman of the board of the Company since June 2002. He served as executive vice president of the Company from March 2000 to June 2002 and as president of home health services from January 2001 to June 2002. Prior to joining Gentiva, he served in various positions with Olsten, including executive vice president of Olsten and president, Olsten Staffing Services, United States and Canada, from January 1999 to March 2000. From 1994 to December 1998, he served successively as Olsten’s senior vice president, southeast division; senior vice president, operations; and executive vice president, operations.

John R. Potapchuk

Mr. Potapchuk has served as executive vice president of the Company since February 2006, as chief financial officer since June 2002 and as treasurer since August 2006. He served as senior vice president from June 2002 to February 2006 and as treasurer from June 2002 to May 2006. From June 2002 to May 2005, he served as the Company’s secretary. He served as the Company’s vice president of finance and controller from March 2000 to June 2002. He joined Olsten in 1991 and served in various corporate financial management positions with Olsten Health Services. Prior to that, Mr. Potapchuk served in senior management positions for PricewaterhouseCoopers LLP and Deloitte & Touche.

H. Anthony Strange

Mr. Strange has served as executive vice president of the Company and president of Gentiva Home Health since February 2006. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of The Healthfield Group, Inc. Mr. Strange joined Healthfield in 1990 and has served in other roles such as regional manager, vice president of development and chief operating officer, until being named president in 2001. Prior to joining Healthfield, Mr. Strange served in various management roles with Glass Rock Home Healthcare.

Robert Creamer

Mr. Creamer has served as senior vice president, CareCentrix, of the Company since February 2006. He served as senior vice president, home healthcare operations, of the Company from August 2003 to February

2006. From June 2002 to March 2004, he served as the Company’s chief information officer, and from June 2002 to August 2003, he served as senior vice president, financial operations, of the Company. Prior thereto he served in various corporate financial management positions with the Company and Olsten Health Services, including vice president of finance-CareCentrix, vice president of financial operations and vice president of finance-Specialty Pharmaceutical Services. He first joined Olsten in 1991.

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

Brian D. Silva

Mr. Silva has served as senior vice president, human resources of the Company since March 2006. From 2002 to February 2006, Mr. Silva served as senior vice president, human resources and administration and corporate secretary of Linens ’n Things, Inc., a national retailer of home furnishings. From 1997 to 2002, Mr. Silva served as senior vice president, human resources and corporate secretary of Linens ’n Things. Mr. Silva joined Linens ’n Things in September 1995 as vice president, human resources. Prior to joining Linens ’n Things, Mr. Silva was assistant vice president, human resources at The Guardian, an insurance and financial services company, from 1986 to September 1995.

John N. Camperlengo

Mr. Camperlengo has served as vice president, deputy general counsel since February 2005 and as chief compliance officer since October 2005. Mr. Camperlengo served as assistant vice president and associate general counsel of the Company from September 2003 to February 2005, as assistant vice president, legal from July 2002 to September 2003, and senior counsel from September 2000 to July 2002. From 1992 to 2000, Mr. Camperlengo held various legal and compliance positions with The Prudential Insurance Company of America and its subsidiaries. Mr. Camperlengo also holds the rank of Lieutenant Colonel in the U.S. Marine Corps Reserve.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during fiscal 2006 and 2005:

2006	High	Low
1st Quarter	$19.28	$14.41
2nd Quarter	18.40	15.48
3rd Quarter	18.27	15.00
4th Quarter	19.88	15.52

2005	High	Low
1st Quarter	$17.47	$15.40
2nd Quarter	20.83	15.85
3rd Quarter	20.67	16.59
4th Quarter	18.41	12.89

Holders

As of March 7, 2007, there were approximately 2,950 holders of record of the Company’s common stock including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

Dividends

Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant. In addition, the Company’s new term loan and credit facility also contain restrictions on the Company’s ability to declare and pay dividends. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 31, 2006. The data has been derived from the Company’s audited consolidated financial statements.

Operating results of the SPS business through June 13, 2002, the closing date of the sale to Accredo, including corporate expenses directly attributable to SPS operations, restructuring and special charges related to the SPS business, as well as the gain on the sale, net of transaction costs and related income taxes, are reflected as discontinued operations in the accompanying consolidated statement of operations for fiscal 2002. Continuing operations include the results of the Home Health and CareCentrix businesses, including corporate expenses that did not directly relate to SPS, as well as restructuring and special charges.

The historical financial information may not be indicative of the Company’s future performance. The Company’s fiscal year ends on the Sunday nearest to December 31st. The Company’s fiscal year 2004 included 53 weeks compared to all other fiscal years presented, which included 52 weeks.

(in thousands, except per share amounts)	Fiscal Year
	2006		2005		2004		2003		2002
	(52 weeks)		(52 weeks)		(53 weeks)		(52 weeks)		(52 weeks)
Statement of Operations Data
Net revenues	$1,106,588	(1)	$868,843	(2)	$845,764	(3)	$814,029		$768,501
Gross profit	462,314	(1)	326,598	(2)	323,869	(3)	281,905		246,783	(5)
Selling, general and administrative expenses	(408,271	)(1)	(296,634	)(2)	(285,611	)(3)	(259,048)		(282,723	)(5)
Income (loss) from continuing operations	20,776	(1)	23,365	(2)	26,488	(3)	56,766		(53,543)
Discontinued operations, net of tax (6)	—		—		—		—		191,578
Cumulative effect of accounting change, net of tax (7)	—		—		—		—		(187,068)
Net income (loss)	20,776	(1)	23,365	(2)	26,488	(3)	56,766	(4)	(49,033	)(5)
Basic earnings per share:
Income (loss) from continuing operations	$0.78		$1.00		$1.07		$2.16		$(2.05)
Discontinued operations, net of tax	—		—		—		—		7.32
Cumulative effect of accounting change, net of tax	—		—		—		—		(7.14)
Net income (loss)	0.78		1.00		1.07		2.16		(1.87)
Weighted average shares outstanding—basic	26,480		23,267		24,724		26,262		26,183

Diluted earnings per share:
Income (loss) from continuing operations	$0.76		$0.94		$1.00		$2.07		$(2.05)
Discontinued operations, net of tax	—		—		—		—		7.32
Cumulative effect of accounting change, net of tax	—		—		—		—		(7.14)
Net income (loss)	0.76		0.94		1.00		2.07		(1.87)
Weighted average shares outstanding—diluted	27,317		24,927		26,365		27,439		26,183

Balance Sheet Data (at end of year)
Cash items and short-term investments (8)	$57,235		$88,367		$113,024		$117,438		$101,241
Working capital	115,749		129,326		134,033		136,297		104,339
Total assets	843,882		326,565		332,098		342,513		264,431
Long-term debt and obligations under capital leases	343,198		737		876		—		—
Shareholder’s equity	274,325		182,154		171,940		177,179		113,048
Common shares outstanding	27,484		23,035		23,722		25,598		26,385

Special dividend per common share:
Cash	—		—		—		—		$7.76
Value of Accredo common stock	—		—		—		—		9.99

(1)	Net revenues and gross profit for fiscal 2006 include $1.9 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $7.7 million. See Note 4 to the Company’s consolidated financial statements.
(2)	Net revenues and gross profit for fiscal 2005 include $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $0.9 million. See Notes 4 and 8 to the Company’s consolidated financial statements.
(3)

Net revenues and gross profit for fiscal 2004 include special items of $9.4 million, representing $10.4 million related to the favorable settlement of the Company’s Medicare cost report appeals for 1997 and

1998, net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. Income from continuing operations and net income include the Medicare special items noted above and $0.9 million from a pre-tax gain on the sale of a Canadian investment. Net income for fiscal 2004 reflects an effective tax rate of 34.1 percent, which differs from the Federal statutory tax rate due primarily to the recognition of certain state net operating losses. See Notes 3, 8 and 11 to the Company’s consolidated financial statements.

(4)	Net income for fiscal 2003 reflects a tax benefit of $35.0 million associated with management’s decision to reverse the valuation allowance for deferred tax assets.
(5)	Net loss in fiscal 2002 reflects restructuring and other special charges aggregating $46.1 million, of which $6.3 million is recorded in cost of services and goods sold and $39.8 million is recorded in selling, general and administrative expenses.
(6)	For fiscal 2002, the Company sold its SPS business to Accredo in accordance with the asset purchase agreement dated January 2, 2002, with the sale completed on June 13, 2002. As such, the Company has reflected discontinued operations, including the gain on sale, of $191.6 million during fiscal 2002.
(7)	For fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and performed a transitional impairment test, resulting in a non-cash charge of $187.1 million.
(8)	Cash items and short-term investments includes restricted cash of $22.0 million at fiscal year ends 2006, 2005 and 2004 and $21.8 million at fiscal year end 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 300 locations in 35 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, HME and respiratory products and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of more than 3,500 provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The federal and state government programs are subject to legislative and other risk factors that can result in fluctuating reimbursement rates for Gentiva’s direct home health services to patients. The commercial insurance industry is continually seeking ways to control the cost of services to patients that it covers. One of the ways it seeks to control costs is to require greater efficiencies from its providers, including home healthcare companies. Various states have addressed budget pressures by considering or implementing reductions in various healthcare programs, including reductions in rates or changes in patient eligibility requirements. In addition, the Company has also decided to reduce participation in certain Medicaid and other state and county programs.

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

Management intends the discussion of the Company’s financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

Commencing in fiscal 2006, the Company identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, one HME location and the Company’s consulting business were included in the Home Health segment.

Home Health

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment; and

•

Gentiva Rehab Without Walls, which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, respiratory products, orthotics and prosthetics and services for managed care organizations and health benefit plans. The Company coordinates these administrative services within three regional coordination centers and delivers the services through an extensive nationwide network of more than 3,500 provider locations in all 50 states.

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

Other Related Services

Hospice

Hospice serves terminally ill patients in the southeast United States. The Company provides comprehensive management of the healthcare services and products needed by hospice patients and their families through the use of an interdisciplinary team. Depending on a patient’s need, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s) and a chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

Respiratory Therapy and Home Medical Equipment

The Company provides respiratory therapy and HME services to patients at home through branch locations primarily in the southeast United States. The Company offers patients a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. The Company also provides respiratory therapy services to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. Home medical equipment includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

Infusion Therapy

The Company provides infusion therapy to patients at home through pharmacy locations in the southeast United States. Infusion therapy serves as a complement to the Company’s traditional service offerings, providing clients with a comprehensive home health provider while diversifying our revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.

Consulting

The Company provides consulting services to home health agencies through our Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

Significant Developments

Healthfield Acquisition

On February 28, 2006, the Company completed the acquisition of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $466 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million and subject to post-closing adjustments. The Company funded the purchase price from approximately $363 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price was used to refinance Healthfield’s existing net indebtedness.

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

The transaction has been accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). Accordingly, Healthfield’s results of operations have been included in the Company’s consolidated financial statements from the date of its acquisition, February 28, 2006. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company has determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management and an independent valuation analysis of the intangible assets acquired. To the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess has been allocated to goodwill.

Credit Agreement

On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a Credit Agreement, by and among the Company, as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent.

The Credit Agreement provides for an aggregate borrowing amount of $445.0 million including (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1% per annum (with the remaining balance due at maturity on March 13, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million will be available for the issuance of letters of credit and $10.0 million will be available for swing line loans. See Note 6 to the consolidated financial statements included in this report for more information about the Credit Agreement and related agreements.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005. The Company’s fiscal year 2004 included 53 weeks compared to fiscal years 2006 and 2005, which included 52 weeks.

Year Ended December 31, 2006 Compared to Year Ended January 1, 2006

Net Revenues

A summary of the Company’s net revenues by segment follows:

	Fiscal Year
(Dollars in millions)	2006	2005	Percentage Variance
Home Health	$746.9	$547.1	36.5%
CareCentrix	267.5	333.0	(19.7%)
Other Related Services	104.7	5.4	1851.9%
Intersegment revenues	(12.5)	(16.7)	(25.0%)

Total net revenues	$1,106.6	$868.8	27.4%

For fiscal year 2006 as compared to fiscal year 2005, net revenues increased by $238 million, or 27.4 percent, to $1.107 billion from $869 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2006 net revenues were $746.9 million, up $199.8 million, or 36.5 percent, from $547.1 million in the fiscal 2005 period. Net revenues derived from former Healthfield locations were approximately $188 million for fiscal 2006.

Revenues generated from Medicare were $455.3 million in fiscal 2006 as compared to $265.8 million in fiscal 2005. This increase resulted from (i) the impact of the Healthfield acquisition and (ii) growth from existing Gentiva locations fueled primarily by increased volume in specialty programs and continuing improvement in revenue per admission. Medicare special items of $1.9 million and $3.6 million were recorded and received during the first quarter of fiscal 2006 and fourth quarter of fiscal 2005, respectively, representing a settlement of our appeal filed with the Provider Review Relations Board (“PRRB”) related to the reopening of our 1999 cost reports. For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by 11 percent between the fiscal 2005 and 2006 periods. Medicare revenues represented approximately 61 percent of total Home Health revenues in fiscal 2006 as compared to 49 percent of total Home Health revenues in fiscal 2005. Revenues from other payer sources were $291.6 million in the fiscal 2006 period as compared to $281.3 million in the fiscal 2005 period. This increase resulted primarily from Medicaid and Local Government and Commercial Insurance and Other revenues from former Healthfield locations (approximately $28 million) offset by a decrease of approximately $14 million or 11 percent in Commercial Insurance and Other revenues due to Gentiva’s decision to exit certain low margin business as the Company continues to pursue more favorable commercial pricing.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Fiscal 2006 net revenues were $267.5 million, a 19.7 percent decline from $333.0 million reported in the prior year period. The decrease in net revenues for fiscal 2006 is due primarily to (i) the termination of a contract with TriWest Healthcare Alliance (“TriWest”) on November 29, 2005; and (ii) a change in the contract with Cigna, effective February 1, 2006, whereby the Company no longer provides respiratory therapy services and certain home medical equipment to members of Cigna plans. Revenues derived from Cigna decreased by approximately $35.5 million, or 14 percent in fiscal 2006 as compared to fiscal 2005.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups. Fiscal 2006 net revenues of $104.7 million include hospice, respiratory therapy and HME services, and infusion therapy, as well as revenues derived from consulting services. For fiscal 2005, net revenues of $5.4 million were generated entirely from the consulting business and one HME location. The increase in revenues in fiscal 2006 was due to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Gross Profit

	Fiscal Year
(Dollars in millions)	2006	2005	Variance
Gross profit	$462.3	$326.6	$135.7
As a percent of revenue	41.8%	37.6%	4.2%

As a percentage of revenues, gross profit increased 4.2 percentage points in fiscal 2006 as compared to fiscal 2005. The increase in gross margin percentage is primarily attributable to significant changes in the Company’s business mix resulting primarily from the impact of the Healthfield acquisition and the resulting increase in Medicare revenue at a traditionally higher gross margin than other business lines. To a lesser extent, the increase is attributable to: (i) organic revenue growth in Medicare, especially in the Company’s specialty programs; (ii) progress in exiting low margin commercial business within the Home Health segment; and (iii) less revenue in the lower gross margin CareCentrix business as compared to fiscal 2005.

In addition, the gross profit percentage in the 2006 period was positively impacted by improved CareCentrix pricing and incremental gross margin relating to a classification change of a CareCentrix contract and cost of claims incurred but not reported (0.2 percentage points); productivity gains in the clinician workforce; and increased revenue per admission in the Home Health segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $111.7 million to $408.3 million for the fiscal year ended December 31, 2006, as compared to $296.6 million for the year ended January 1, 2006.

The increases for fiscal 2006, as compared to fiscal 2005, were attributable to (i) corporate and field operating costs associated with the Healthfield operations following the acquisition on February 28, 2006 of approximately $101.5 million; (ii) restructuring and integration costs of $7.7 million, related to severance and other integration costs associated with the Healthfield acquisition, realignment of the CareCentrix operations in response to changes in the nature of services provided to Cigna members, and restructuring costs associated with the Company’s hospice operations; (iii) equity-based compensation costs of $4.3 million, associated with the adoption of SFAS 123(R) and (iv) amortization of identifiable intangible assets of $2.2 million as well as depreciation expense relating to the Healthfield operations acquired in 2006. The Company recorded an $0.8 million favorable arbitration settlement recorded in fiscal 2005 and the positive impact of $0.9 million in fiscal 2006 related to favorable legal settlements. In addition, the Company incurred incremental salaries and consulting costs to support information services and the Company’s strategic technology projects and various other expenses during fiscal 2006 offset by cost reductions of $8.6 million during fiscal 2006 in the CareCentrix business.

Selling, general and administrative expenses were positively impacted in fiscal 2006 by approximately $3.5 million associated with synergies realized from various integration activities during the ten months subsequent to the Healthfield acquisition date. The Company expects to realize annualized cost savings in excess of $6 million in fiscal year 2007 as compared to the sum of the budgeted annual corporate administrative costs of Gentiva and Healthfield as of the acquisition date.

Interest Expense and Interest Income

For fiscal 2006, net interest expense was approximately $21.4 million, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.3 million earned on short-term investments and existing cash balances. Net interest income for fiscal 2005 represented interest income of approximately $2.9 million, partially offset by fees and other costs relating to the Company’s revolving credit facility and outstanding letters of credit.

Income before Income Taxes

Components of income before income taxes were as follows:

(Dollars in millions)	Fiscal Year
	2006	2005	Variance
Operating Contribution:
Home Health	$94.5	$53.6	$40.9
CareCentrix	24.7	26.0	(1.3)
Other Related Services	18.6	0.9	17.7

Total Operating Contribution	137.8	80.5	57.3
Corporate expenses	(68.6)	(42.5)	(26.1)
Depreciation and amortization	(15.2)	(8.1)	(7.1)
Interest (expense) income, net	(21.4)	1.9	(23.3)

Income before income taxes	$32.6	$31.8	$0.8
As a percent of revenue	2.9%	3.7%	(0.8%)

Income Taxes

The Company recorded a federal and state income tax provision of $11.9 million for fiscal 2006, representing a current tax provision of $1.0 million and a deferred tax provision of $10.9 million. The difference between the Federal statutory income tax rate and the Company’s effective rate of 36.4 percent for fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.5 percent) and (ii) state income taxes, net of a decrease in the state tax valuation allowance (5.2 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 2.5 percent), (iv) the adjustment of net deferred tax assets from 39 percent to 40 percent (approximately 1.7 percent), (v) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.1 percent) and various other items (1.0 percent).

The Company recorded a federal and state income tax provision of $8.5 million for fiscal 2005, representing a current tax benefit of $4.5 million offset by a deferred tax provision of $13.0 million. The income tax provision for fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the Federal statutory income tax rate and the Company’s effective rate of 26.6 percent for fiscal 2005 is primarily due to the release of tax reserves offset by state income taxes.

At December 31, 2006, current net deferred tax assets were $30.4 million and non-current net deferred tax liabilities were $41.1 million. At December 31, 2006, the Company had federal tax credit carryforwards of $1.6 million and federal net operating loss carryforwards, which expire beginning in 2025, of $33.5 million. Deferred tax assets relating to federal net operating loss carryforwards approximate $11.7 million. In addition, the Company had state net operating loss carryforwards of approximately $174 million, which expire between 2007 and 2015.

Deferred tax assets relating to state net operating loss carryforwards approximate $8.7 million. A valuation allowance of $4.2 million has been recorded to reduce the deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

Net Income

The Company recorded net income of $20.8 million, or $0.76 per diluted share, in fiscal 2006 compared to net income of $23.4 million, or $0.94 per diluted share, in fiscal 2005.

Net income for fiscal 2006 included: (i) a special item related to Medicare, noted under the heading “Net Revenues” above, which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share; (ii) pre-tax restructuring and integration costs of $7.7 million, or $0.17 per diluted share; and (iii) a net cost of $0.14 per diluted share representing a pre-tax charge of $4.3 million resulting from the implementation of a new accounting rule for equity-based compensation and its impact on the Company’s effective tax rate.

Net income for fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted under the heading “Income Taxes” above. Net income for fiscal 2005 also included: (i) a special item related to Medicare which had a positive pre-tax impact of $3.6 million, or $0.09 per diluted share, as discussed under the heading “Net Revenues” above and (ii) restructuring and other special items of $0.9 million (pre-tax), or $0.02 per diluted share. See Notes 4, 8 and 11 to the Company’s consolidated financial statements.

Year Ended January 1, 2006 Compared to Year Ended January 2, 2005

Net Revenues

(Dollars in millions)	Fiscal Year
	2005	2004	Percentage Variance
	(52 weeks)	(53 weeks)
Home Health	$547.1	$518.5	5.5%
CareCentrix	333.0	343.6	(3.1%)
Other Related Services	5.4	4.5	19.4%
Intersegment revenues	(16.7)	(20.8)	(19.8%)

Total net revenues	$868.8	$845.8	2.7%

For fiscal year 2005 as compared to fiscal year 2004, net revenues increased by $23.0 million, or 2.7 percent, to $868.8 million from $845.8 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Medicare revenue increased by $37.7 million or 16.5 percent to $265.8 million for fiscal 2005 as compared to fiscal 2004 was driven by several factors, including: (i) an increase in admissions, including the Company’s specialty programs and exclusive of acquired operations, of approximately 10 percent, (ii) improvement in revenue per admission, (iii) reimbursement rate changes, as noted below and (iv) the impact of the Heritage acquisition, which closed on May 1, 2005 and constituted approximately 4 percent of the 16.5 percent increase in Medicare revenue for fiscal 2005. These positive factors were reduced by 2.5 percent resulting from a change in the amount of Medicare special items which are described below.

Medicare revenue included special items of $3.6 million for fiscal 2005 and $9.4 million for fiscal 2004. Special items represented (i) $3.6 million recorded and received during fiscal 2005 in partial settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports, (ii) $10.4 million recorded and received during fiscal 2004 in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1997 and 1998 cost reports, and (iii) a revenue adjustment in fiscal 2004 of $1 million to reflect the estimated repayment to Medicare in connection with services rendered to certain patients since the inception of the Prospective Payment System (“PPS”) in October 2000. In connection with the estimated repayment, CMS had determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

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

Medicaid and Local Government revenues decreased by $4.8 million or 3.1 percent to $148.7 million for the fiscal 2005 period as compared to the fiscal 2004 periods, due primarily to a reduction in the Company’s participation in certain low-margin Medicaid and state and county programs partially offset by an increase in skilled visits within Medicaid programs. Revenues relating to hourly Medicaid and state and county programs decreased $7.0 million for fiscal 2005, as compared to fiscal 2004, while revenues relating to intermittent care visits increased $2.3 million for fiscal 2005 as compared to fiscal 2004.

Commercial Insurance and Other revenues decreased $4.3 million, or 3.1 percent to $132.6 million, for fiscal 2005 as compared to fiscal 2004. This decrease was primarily driven by the impact of exiting certain unprofitable business as the Company pursues more favorable commercial pricing in the Home Healthcare Services segment, partially offset by increases in revenues from the acquired Heritage operations.

Home Health segment revenues increased $28.6 million, or 5.5 percent, from $518.5 million for fiscal 2004 to $547.1 million for fiscal 2005. Revenues for fiscal 2005 and fiscal 2004 were impacted by the Medicare special items discussed above. In addition, fiscal 2004 and, to a lesser extent, fiscal 2005 Medicare revenues and Commercial Insurance and Other revenues were negatively impacted by hurricanes in the Southeastern United States.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. CareCentrix segment revenues for fiscal 2005 were $333.0 million as compared to $343.5 million for fiscal 2004, a decrease of $10.5 million, or 3.1 percent. The decrease was primarily driven by an $8.8 million decline in revenues related to the Cigna contract due to a reduction in the number of enrolled Cigna members in 2005 resulting in lower revenues from Cigna’s capitated plans, partially offset by the addition of Cigna members in five New England states, effective July 1, 2005, and volume growth in Cigna’s fee-for-service plans. Non-Cigna revenues decreased by $1.7 million for fiscal 2005, as compared to fiscal 2004, primarily due to changes in various commercial relationships, including the termination of the TriWest contract, effective November 29, 2005.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. For fiscal year 2005 as compared to fiscal 2004, net revenues of $5.4 million and $4.5 million, respectively, were generated entirely from the consulting business and one HME location.

Gross Profit

(Dollars in millions)	Fiscal Year
	2005	2004	Variance
	(52 weeks)	(53 weeks)
Gross profit	$326.6	$323.9	$2.7
As a percent of revenue	37.6%	38.3%	(0.7%	)

As a percentage of revenue, gross profit decreased by 0.7 percentage points in fiscal 2005 as compared to fiscal 2004. The decrease in gross profit margins was primarily attributable to the CareCentrix segment (impact of 0.8 percentage points) and the reduction in Medicare special items recorded in fiscal 2005 compared to the fiscal 2004 period (impact of 0.4 percentage points), offset by improvements in the Home Health segment (impact of 0.5 percentage points).

The decline in gross profit margins in fiscal 2005 as compared to fiscal 2004 in the CareCentrix segment resulted from (i) a positive adjustment relating to a change in estimated costs in fiscal 2004 as the Company completed its reconfiguration of the home medical equipment network and (ii) lower margins in the 2005 period due to changes in the Company’s arrangements with TriWest.

The increase in gross profit margins in the Home Health segment resulted from several factors, including (i) the favorable change in business mix due to increased volume of Medicare business, including growth from higher margin specialty programs, (ii) increased revenue per Medicare admission in fiscal 2005 and (iii) rate increases in Medicare and certain non-Medicare business. These increases were offset somewhat by increased direct cost of services including clinician wages, benefits and insurance costs as well as costs relating to orientation, training and productivity as the Company transitioned more of its skilled clinical care to a dedicated workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $11.0 million to $296.6 million for the fiscal year ended January 1, 2006, as compared to $285.6 million for the year ended January 2, 2005.

The increases for fiscal 2005, as compared to fiscal 2004, were attributable to (i) restructuring and other special items ($0.9 million) associated with the realignment of the CareCentrix operations in response to changes in the nature of the services provided to Cigna members and the acceleration of vesting of options, (ii) field operating costs associated with the Heritage operations following its acquisition in May 2005 (approximately $4.0 million), (iii) incremental field operating and administrative costs to service increased Medicare volume and develop and manage the Company’s growing specialty programs in the Home Health segment ($6.0 million), (iv) increased selling and patient care coordination expenses, primarily in the Home Health segment ($3.0 million) and (v) incremental costs associated with the Company’s technology initiatives ($2.5 million), as well as incremental costs relating to the hiring of full-time clinicians and other personnel. These increases were partially offset by (i) lower corporate general and administrative expenses ($3.4 million), (ii) a gain of $1.2 million on the disposition of an underperforming branch location which is reflected as a credit in selling, general and administrative expenses and (iii) the absence of a $1.4 million write-down of capitalized software which was recorded during fiscal 2004, as well as lower costs resulting from 52 weeks of activity in fiscal 2005 as compared to 53 weeks in fiscal 2004.

Gain on Sale of Canadian Investment

On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company’s Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million in the second quarter of fiscal 2004 and recorded a gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of income for the fiscal year ended January 2, 2005.

Interest Expense and Interest Income

Net interest income was approximately $1.9 million for fiscal year 2005 and $1.0 million for fiscal year 2004. Net interest income included interest income of approximately $2.9 million for fiscal year 2005 and $2.0 million for fiscal year 2004, partially offset by fees relating to the revolving credit facility and outstanding letters of credit.

Income before Income Taxes

Components of income before income taxes were as follows:

	Fiscal Year
(Dollars in millions)	2005	2004	Variance
Operating Contribution:
Home Health	$53.6	$55.5	$(1.9)
CareCentrix	26.0	36.8	(10.8)
Other Related Services	0.9	0.6	0.3

Total Operating Contribution	80.5	92.9	(12.4)
Corporate expenses	(42.5)	(46.3)	3.8
Depreciation and amortization	(8.1)	(7.3)	(0.8)
Interest (expense) income, net	1.9	0.9	1.0

Income before income taxes	$31.8	$40.2	$(8.4)
As a percent of revenue	3.7%	4.8%	(1.1%)

Income Taxes

The Company recorded a federal and state income tax provision of $8.5 million for fiscal 2005, representing a current tax benefit of $4.5 million offset by a deferred tax provision of $13.0 million. The income tax provision for fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from Olsten in March 2000. The difference between the Federal statutory income tax rate and the Company’s effective rate of 26.6 percent for fiscal 2005 is primarily due to the release of tax reserves offset by state income taxes.

During fiscal 2004, the Company recorded a federal and state income tax provision of $13.7 million, representing a current tax provision of $4.6 million and a deferred tax provision of $9.1 million. The difference between the Company’s effective rate of approximately 34.1 percent for fiscal 2004 and the Federal statutory rate was due primarily to state taxes offset by the recognition of certain state net operating loss carryforwards.

In the fourth quarter of fiscal 2005, the Company transferred the self insured portion of its workers’ compensation and medical malpractice liabilities to a newly established and wholly-owned captive insurance company. The transfer resulted in a reduction of deferred tax assets, a reduction in current taxes payable and the creation of federal and state net operating loss carryforwards.

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

Net income for fiscal 2005 included $4.2 million, or $0.17 per diluted share, relating to the favorable resolution of tax audit issues noted under the heading “Income Taxes” above. Net income for fiscal 2005 also included a special item related to Medicare which had a positive pre-tax impact of $3.6 million, or $0.09 per diluted share, as discussed under the heading “Net Revenues” above, and restructuring and other special items of $0.9 million (pre-tax), or $0.02 per diluted share, discussed under the heading “Selling, General and Administrative Expenses” above. See Notes 4, 8 and 11 to the Company’s consolidated financial statements.

Net income for fiscal 2004 included three special items related to Medicare, noted under the heading “Net Revenues” above, which had a net positive pre-tax impact of $9.4 million, or $0.22 per diluted share. Net income for fiscal 2004 included a pre-tax gain of $0.9 million, or $0.02 per diluted share, on the sale of the Company’s minority interest in a home care nursing services business in Canada. See Notes 3 and 8 to the Company’s consolidated financial statements.

Net income for fiscal 2004 reflected the positive impact of an effective tax rate of 34.1 percent, caused primarily by the recognition of deferred tax assets relating to state net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its $75 million revolving Credit facility. See Note 6 to the Company’s consolidated financial statements.

During fiscal 2006, cash provided by operating activities was $51.4 million and cash generated from the issuance of common stock upon exercise of stock options and under the Employee Stock Purchase Plan (“ESPP”) was $12.4 million. For the fiscal year ended December 31, 2006, the Company used $24.4 million of cash for capital expenditures and $28 million on voluntary debt prepayments relating to the Company’s term loan.

The Company generated net cash from operating activities of $51.4 million for the year ended December 31, 2006 as compared to net cash provided by operating activities of $21.8 million for the year ended January 1, 2006. The increase of $29.7 million in net cash provided by operating activities between the 2005 and 2006 periods was primarily driven by changes impacting the statements of income ($13.1 million), changes in accounts receivable and other assets ($11.2 million) and changes in current liabilities and other ($5.4 million).

Adjustments to add back non-cash items affecting net income is summarized as follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	Variance
OPERATING ACTIVITIES:
Net income	$20,776	$23,365	$(2,589)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	15,241	8,091	7,150
Amortization of debt issuance costs	1,028	387	641
Provision for doubtful accounts	9,425	6,172	3,253
Loss on disposal / writedown of fixed assets	844	—	844
Equity-based compensation expense	4,281	—	4,281
Reversal of tax audit reserves	(800)	(4,200)	3,400
Windfall tax benefits associated with equity-based compensation	(1,804)	—	(1,804)
Deferred income tax (benefit) expense	10,841	12,949	(2,108)

Total cash provided by operations prior to changes in assets and liabilities	$59,832	$46,764	$13,068

The $13.1 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between fiscal year 2005 and fiscal year 2006 is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, the reversal of tax audit reserves, and deferred income tax expense and, during fiscal year 2006, equity-based compensation expense.

Cash flow from operating activities between the 2005 and 2006 reporting periods was positively impacted by $11.4 million as a result of changes in accounts receivable represented by a $13.8 million increase in the 2005 period and a $2.4 million increase in the 2006 period, exclusive of accounts receivable of acquired businesses as of the respective acquisition dates. The change in accounts receivable relates primarily to strong cash collections during the 2006 period, including collection of a portion of the accounts receivable attributable to the TriWest account. Cash flow from operating activities was negatively impacted by $0.2 million as a result of changes in prepaid expenses and other current assets of ($2.3) million in the 2006 period as compared to ($2.1) million in the 2005 period.

Cash flow from operating activities was positively impacted by $4.8 million as a result of changes in current liabilities of ($9.5) million in the 2005 period and ($4.7) million in the 2006 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the fiscal year ended December 31, 2006 follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	(2,539)	(4,773)	$2,234
Payroll and related taxes	(8,194)	421	(8,615)
Deferred revenue	(2,891)	1,941	(4,832)
Medicare liabilities	188	(2,729)	2,917
Cost of claims incurred but not reported	(5,814)	(2,085)	(3,729)
Obligations under insurance programs	2,414	(1,777)	4,191
Other accrued expenses	12,141	(471)	12,612

Total changes in current liabilities	$(4,695)	$(9,473)	$4,778

The primary drivers for the $4.8 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact on cash of $2.2 million.

•

Payroll and related taxes, which had a negative impact of $8.6 million between the 2005 and 2006 reporting periods primarily related to the acceleration of payment of one payroll into 2006 associated with the conversion of former Healthfield associates onto the Company’s payroll system in December 2006.

•	Deferred revenue, which increased at a slower rate between the 2005 and 2006 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a positive impact of $2.9 million between the 2005 and 2006 reporting periods, primarily related to the repayment of partial episode payments to CMS in fiscal 2005.

•

Cost of claims incurred but not reported, which had a negative impact of $3.7 million on the changes in operating cash flows between the 2005 and 2006 reporting periods, due to lower claims activity resulting from the change in the nature of services provided under the Cigna agreement and the impact of termination of the TriWest contract.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $4.2 million between the 2005 and 2006 reporting periods primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $12.6 million between the 2005 and 2006 reporting periods, due primarily to accrued interest payable associated with the Credit Agreement and higher incentive and commission payables reflecting the increased sales force and eligible administrative associates under those plans from the acquisition of Healthfield as well as changes in various other accrued expenses.

Working capital at December 31, 2006 was approximately $116 million, a decrease of $13 million as compared to approximately $129 million at January 1, 2006, primarily due to:

•	a $31 million decrease in cash, cash equivalents, restricted cash and short-term investments;

•	a $42 million increase in accounts receivable, due to the acquisition of accounts receivable associated with the Healthfield operations;

•	a $15 million increase in deferred tax assets;

•	a $4 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; and

•

a $43 million increase in current liabilities, consisting of increases in accounts payable ($6 million), payroll and related taxes ($6 million), deferred revenue ($13 million), Medicare liabilities ($2 million), obligations under insurance programs ($3 million), and other accrued expenses ($19 million), partially offset by a decrease in cost of claims incurred but not reported ($6 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of December 31, 2006 were 56 days, a decrease of one day from January 1, 2006. DSO at December 31, 2006 for Home Health, CareCentrix and Other Related Services were 53, 66 and 54 days, respectively, compared to 46, 74 and 63 days, respectively, at January 1, 2006.

Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	December 31, 2006
	Total	Current	31 – 90 days	91 – 180 days	Over 180 days
Medicare	$76,105	$35,794	$28,882	$8,445	$2,984
Medicaid and Local Government	24,175	12,064	7,581	2,410	2,120
Commercial Insurance and Other	84,089	49,129	20,101	8,375	6,484
Self-Pay	6,985	569	1,401	1,638	3,377

Gross Accounts Receivable	$191,354	$97,556	$57,965	$20,868	$14,965

	January 1, 2006
	Total	Current	31 – 90 days	91 – 180 days	Over 180 days
Medicare	$31,623	$15,686	$12,198	$2,906	$833
Medicaid and Local Government	20,383	12,326	5,958	1,425	674
Commercial Insurance and Other	90,624	53,155	18,413	9,303	9,753
Self-Pay	5,662	823	1,165	1,584	2,090

Gross Accounts Receivable	$148,292	$81,990	$37,734	$15,218	$13,350

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	2006	2005	2004
Medicare	46%	31%	27%
Medicaid and Local Government	16	17	18
Commercial Insurance and Other	38	52	55

	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	2006		2005		2004
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	61%	51%	49%	0%	44%	0%
Medicaid and Local Government	20	21	27	20	30	20
Commercial Insurance and Other	19	28	24	80	26	80

Total net revenues	100%	100%	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

In November 2005, CMS announced a 2.8 percent increase in home health reimbursement; however, on February 1, 2006, Congress acted to hold constant existing reimbursement rates for 2006 (except for a 5 percent rural add-on premium reflected in reimbursement rates for specifically defined rural areas of the country effective January 1, 2006.) The 5 percent rural add-on premium expired on December 31, 2006. In November 2006, CMS announced an increase of 3.3 percent in the home health market basket, which took effect on January 1, 2007. Medicare reimbursement rates for hospice services increased by 3.4 percent, effective October 1, 2006.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in these programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in our exclusion from participating in these programs and can subject us to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations.

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2006, 2005 and 2004, Cigna accounted for approximately 20 percent, 29 percent and 31 percent, respectively, of our total net revenues. These decreases in Cigna revenues as a percent of total revenues principally reflect revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of changes in the Cigna contract. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain home medical equipment services under our Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract in October 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on its cash flow.

Net revenues generated under capitated agreements with managed care payers were approximately 7 percent, 11 percent, and 12 percent of total net revenues for fiscal 2006, 2005 and 2004, respectively.

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

On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a new Credit Agreement. The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. There is a pre-approved $25.0 million increase available to the revolving credit facility that we can elect to request. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the Credit Agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow as defined in the agreement, the Company is required to make mandatory prepayments of the term loan in the amounts specified in the Credit Agreement.

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

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if our consolidated leverage ratio, as defined in the agreement, is less than 3.5. As of December 31, 2006, the consolidated leverage ratio approximated 3.9.

The Credit Agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio, in each case as defined in the agreement. The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of Gentiva or its subsidiaries. As of December 31, 2006, the Company was in compliance with the covenants in the Credit Agreement.

During the fiscal year ended December 31, 2006, the Company made prepayments of $28.0 million under its term loan. As of December 31, 2006, the Company had outstanding borrowings under the term loan of $342.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of December 31, 2006, maturities under the term loan were as follows: no maturities through fiscal 2007, $1.7 million for fiscal 2008, $3.4 million per year for fiscal 2009 through fiscal 2010 and $333.5 million thereafter. There were no borrowings outstanding under the revolving credit facility as of December 31, 2006.

Guarantee and Collateral Agreement

On February 28, 2006, the Company also entered into a Guarantee and Collateral Agreement, among Gentiva and certain of its subsidiaries, in favor of the administrative agent. The Guarantee and Collateral Agreement grants a security interest in all real property and personal property of Gentiva and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the Credit Agreement by substantially all of the subsidiaries of the Company.

Insurance Programs

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. These estimates and the resulting reserves are reviewed and updated periodically.

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

Additional items that could impact the Company’s liquidity are discussed under “Risk Factors” in Item 1A of this report.

Capital Expenditures

The Company’s capital expenditures for the fiscal year 2006 were $24.4 million, as compared to $11.6 million for fiscal year 2005. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $22 million and $24 million for fiscal 2007. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $57.2 million as of December 31, 2006. The restricted cash of $22.0 million at December 31, 2006 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company may, at our option, access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. As of December 31, 2006, the Company had operating funds of approximately $5.3 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2007. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

As of December 31, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock. See Note 7 to the Company’s consolidated financial statements.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, the Company had outstanding borrowings of $342 million under the term loan of the Credit Agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 31, 2006 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$342,000	$—	$5,215	$6,954	$329,831
Capital lease obligations	2,271	1,074	1,088	109	—
Operating lease obligations	74,837	22,719	31,711	16,477	3,930
Purchase obligations	—	—	—	—	—

Total	$419,108	$23,793	$38,014	$23,540	$333,761

During fiscal year 2006, the Company made voluntary debt prepayments of $28 million relating to its original $370 million term loan. These prepayments extinguished all required principal payments on the term loan until mid-2008. During the period from January 1, 2007 to March 15, 2007, the Company made additional prepayments of $7 million on the term loan.

The Company had total letters of credit outstanding of approximately $20.1 million at December 31, 2006 and at January 1, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under our workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy its obligations as further discussed above under the heading “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $2.7 million and $2.5 million at December 31, 2006 and January 1, 2006, respectively.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that working capital needs for fiscal 2007 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Litigation and Government Matters

The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 8 to the Company’s consolidated financial statements.

Settlement Issues

PRRB Appeal

As further described in the Critical Accounting Policies and Estimates section in Note 2 to the Company’s consolidated financial statements, the Company’s annual cost reports, which were filed with CMS, were subject to audit by the fiscal intermediary engaged by CMS. In connection with the audit of the Company’s 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the

Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary’s methodology. The Company believed its methodology used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the PRRB concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company’s consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

The fiscal intermediary completed the process of reopening the 1999 cost reports during the first quarter of fiscal 2006. The Company expected to receive funds in excess of $5.5 million related to the 1999 cost reports. The Company received $3.6 million of this amount during the fourth quarter of fiscal 2005 and recorded the adjustment as net revenues during fiscal 2005. The Company received the remaining $1.9 million relating to the 1999 settlement in the first quarter of fiscal 2006 and recorded the adjustment as net revenues during fiscal 2006.

The timeframe for resolving all items relating to the 2000 cost reports cannot be determined at this time.

Equity-Based Compensation

Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under our Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS No. 123(R) (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under its equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

The Company has several stock ownership and compensation plans, which are described more fully in Note 10 to the consolidated financial statements. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123” (“SFAS 148”) (in thousands, except per share amounts):

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005
	(52 weeks)	(53 weeks)
Net income—as reported	$23,365	$26,488
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5,818)	(2,442)

Net income—pro forma	$17,547	$24,046

Basic income per share—as reported	$1.00	$1.07
Basic income per share—pro forma	$0.75	$0.97
Diluted income per share—as reported	$0.94	$1.00
Diluted income per share—pro forma	$0.70	$0.91

For fiscal 2005, compensation expense in the table above includes $2.3 million resulting from the acceleration of the vesting of stock options on December 30, 2005.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and indefinite-lived intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2006, 2005 and 2004. Goodwill amounting to $275.0 million and $6.8 million was reflected in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006, respectively. The Company had indefinite-lived intangible assets of $213.3 million and $5.8 million recorded as of December 31, 2006 and January 1, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment in comprehensive income of a business entity. The Company adopted this statement for the fiscal year ended December 31, 2006 and the adoption did not impact the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company expects to adopt this Interpretation in the first quarter of fiscal 2007. The Company has evaluated the effect of adopting FIN 48 and does not believe it will have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

The Company does not believe that the general level of inflation has had a material impact on its results of operations during the past three fiscal years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported and obligations under insurance programs, which include workers’ compensation, professional liability, property and general liability, and employee health and welfare insurance programs. A description of the critical accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Revenue Recognition

Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of income. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”

In addition, these elements can be impacted by the risk factors described in “Risks Related to Gentiva’s Business and Industry” and “Risks Related to Healthcare Regulation,” which appear in Part I, Item 1A of this report.

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

Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this evaluation. Changes in the estimate are recorded as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 7 percent, 11 percent, and 12 percent of total net revenues for fiscal 2006, 2005 and 2004, respectively.

Medicare

Prospective Payment System Reimbursements

Under PPS for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Deferred revenue of approximately $20.1 million and $7.4 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of December 31, 2006 and January 1, 2006, respectively.

There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, however, the Company recorded a revenue adjustment of $1.0 million to reflect an estimated repayment to Medicare in connection with the services rendered to certain patients since the inception of PPS on October 1, 2000. In connection with the estimated repayment, CMS has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of December 31, 2006, the Company has reserves of $1.8 million associated with this repayment, including $0.8 million recorded in connection with the Healthfield transaction. In late December 2006, Medicare began recouping amounts for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading “Government Matters – PRRB Appeal” in Note 8 to the consolidated financial statements included in this report, the Company received and recorded an aggregate of $10.4 million during fiscal 2004 in settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received and recorded $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports. The remaining 1999 cost report settlements of $1.9 million were received and recorded during fiscal 2006.

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

Billing and Receivables Processing

The Company’s billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from “usual and customary” charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company’s revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in contractual allowances have not been material for the periods presented in this filing.

Accounts receivable attributable to major payer sources of reimbursement are as follows:

(Dollars in thousands)	December 31, 2006		January 1, 2006
Medicare	$76,105	40%	$31,623	21%
Medicaid and Local Government	24,175	13	20,383	14
Commercial Insurance and Other	91,074	47	96,286	65

Gross Accounts Receivable	191,354	100%	148,292	100%

Less: Allowance for doubtful accounts	(9,805)		(8,657)

Net Accounts Receivable	$181,549		$139,635

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.0 million and $5.7 million as of December 31, 2006 and January 1, 2006, respectively.

Accounts Receivable below further outlines matters considered with respect to estimating the allowance for doubtful accounts.

Accounts Receivable

Collection Policy

The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting the payers to determine why payment has not been made, resubmitting of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company’s bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company’s internal collectors and/or collection agencies in accordance with the Company’s standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

The Company’s policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company’s evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this filing.

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare, Cigna and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 31, 2006, January 1, 2006 and January 2, 2005 was $9.8 million, $8.7 million and $7.0 million, respectively. Additional information regarding our allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 84 of this report.

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

The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

Each of the elements described above can effect change in the estimates, and the Company is not able to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company’s consolidated financial statements.

The cost of claims incurred for fiscal years 2006, 2005 and 2004 was $212.7 million, $268.0 million and $269.6 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s own home health specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs were $20.6 million, $15.9 million and $14.9 million for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Fiscal 2006 costs also reflect increased premium costs and cost of claims resulting from the Healthfield acquisition. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2006. For fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, employee health and welfare benefit costs were $30.3 million, $22.7 million and $19.3 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment, partially resulting from the Healthfield acquisition in fiscal 2006, and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for caregiver associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of December 31, 2006, the total amount of outstanding debt subject to interest rate fluctuations was $172 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.7 million per year, assuming a similar capital structure.

To assist in managing the potential interest rate risk associated with our floating rate term loan under the Credit Agreement (see Note 6 to the consolidated financial statements included in this report), on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company will pay a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum) on the $170 million rather than a fluctuating rate plus an applicable margin.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,896	$16,603
Restricted cash	22,014	22,014
Short-term investments	24,325	49,750
Receivables, less allowance for doubtful accounts of $9,805 and $8,657 at December 31, 2006 and January 1, 2006, respectively	181,549	139,635
Deferred tax assets	30,443	15,974
Prepaid expenses and other current assets	11,933	7,816

Total current assets	281,160	251,792
Fixed assets, net	49,684	24,969
Deferred tax assets, net	—	18,099
Intangible assets, net	213,280	5,831
Goodwill	274,959	6,763
Other assets	24,799	19,111

Total assets	$843,882	$326,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,580	$13,870
Payroll and related taxes	16,085	9,777
Deferred revenue	20,122	7,455
Medicare liabilities	9,232	7,220
Cost of claims incurred but not reported	19,462	25,276
Obligations under insurance programs	35,910	32,883
Other accrued expenses	45,020	25,985

Total current liabilities	165,411	122,466
Long-term debt	342,000	—
Deferred tax liabilities, net	41,065	—
Other liabilities	21,081	21,945
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 27,483,789 and 23,034,954 shares at December 31, 2006 and January 1, 2006, respectively	2,748	2,303
Additional paid-in capital	298,450	225,847
Accumulated deficit	(25,220)	(45,996)
Accumulated other comprehensive loss	(886)	—
Treasury stock, 47,489 shares at December 31, 2006	(767)	—

Total shareholders’ equity	274,325	182,154

Total liabilities and shareholders’ equity	$843,882	$326,565

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Net revenues	$1,106,588	$868,843	$845,764
Cost of services and goods sold	644,274	542,245	521,895

Gross profit	462,314	326,598	323,869
Selling, general and administrative expenses	408,271	296,634	285,611

Operating income	54,043	29,964	38,258
Gain on sale of Canadian investment	—	—	946
Interest expense	(24,685)	(1,068)	(1,055)
Interest income	3,284	2,946	2,032

Income before income taxes	32,642	31,842	40,181
Income tax expense	11,866	8,477	13,693

Net income	$20,776	$23,365	$26,488

Net income per common share:
Basic	$0.78	$1.00	$1.07

Diluted	$0.76	$0.94	$1.00

Weighted average shares outstanding:
Basic	26,480	23,267	24,724

Diluted	27,317	24,927	26,365

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 28, 2003	25,598,301	$2,560	$270,468	$(95,849)	$—	$—	$177,179
Comprehensive income:
Net Income	—	—	—	26,488	—	—	26,488
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,535	—	—	—	1,535
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	677,247	68	5,072	—	—	—	5,140
Repurchase of common stock at cost	(2,553,140)	(256)	(38,146)	—	—	—	(38,402)

Balance at January 2, 2005	23,722,408	2,372	238,929	(69,361)	—	—	171,940
Comprehensive income:
Net Income	—	—	—	23,365	—	—	23,365
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,928	—	—	—	1,928
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	637,546	64	5,963	—	—	—	6,027
Repurchase of common stock at cost	(1,325,000)	(133)	(20,973)	—	—	—	(21,106)

Balance at January 1, 2006	23,034,954	2,303	225,847	(45,996)	—	—	182,154
Comprehensive income:
Net Income	—	—	—	20,776	—	—	20,776
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(886)	—	(886)

Total comprehensive income	—	—	—	20,776	(886)	—	19,890
Income tax benefits associated with the exercise of non-qualified stock options	—	—	3,032	—	—	—	3,032
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	1,254,698	126	12,274	—	—	—	12,400
Issuance of stock in connection with Healthfield acquisition	3,194,137	319	53,016			—	53,335
Equity-based compensation expense	—	—	4,281	—	—	—	4,281
Treasury stock received from Healthfield escrow (47,489 shares)	—	—	—	—	—	(767)	(767)

Balance at December 31, 2006	27,483,789	$2,748	$298,450	$(25,220)	$(886)	$(767)	$274,325

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
OPERATING ACTIVITIES:
Net income	$20,776	$23,365	$26,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,241	8,091	7,329
Amortization of debt issuance costs	1,028	387	381
Provision for doubtful accounts	9,425	6,172	6,722
Gain on sale of Canadian investment	—	—	(946)
Loss on disposal / writedown of fixed assets	844	—	1,361
Equity-based compensation expense	4,281	—	—
Reversal of tax audit reserves	(800)	(4,200)	—
Windfall tax benefits associated with equity-based compensation	(1,804)	—	—
Deferred income tax expense	10,841	12,949	9,111
Changes in assets and liabilities:
Accounts receivable	(2,424)	(13,805)	(5,726)
Prepaid expenses and other current assets	(2,344)	(2,146)	(356)
Accounts payable	(2,539)	(4,773)	1,169
Payroll and related taxes	(8,194)	421	(3,576)
Deferred revenue	(2,891)	1,941	271
Medicare liabilities	188	(2,729)	(2,787)
Cost of claims incurred but not reported	(5,814)	(2,085)	(1,164)
Obligations under insurance programs	2,414	(1,777)	(2,540)
Other accrued expenses	12,141	(471)	(210)
Other, net	1,078	450	861

Net cash provided by operating activities	51,447	21,790	36,388

INVESTING ACTIVITIES:
Purchase of fixed assets	(24,407)	(11,622)	(12,593)
Proceeds from sale of assets	—	—	4,123
Acquisition of business	(210,314)	(12,077)	—
Purchase of short-term investments available-for-sale	(176,495)	(173,050)	(145,950)
Maturities of short-term investments available-for-sale	201,920	194,400	84,850
Purchase of short-term investments held to maturity	—	—	(10,000)
Maturities of short-term investments held to maturity	—	10,000	10,000
Deposits into restricted cash	—	—	(264)

Net cash (used in) provided by investing activities	(209,296)	7,651	(69,834)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,400	6,027	5,140
Windfall tax benefits associated with equity-based compensation	1,804	—	—
Proceeds from issuance of debt	370,000	—	—
Healthfield debt repayments	(195,305)	—	—
Other debt repayments	(28,000)	—	—
Changes in book overdrafts	(1,395)	(7,253)	1,223
Debt issuance costs	(6,930)	—	—
Repurchases of common stock	—	(21,106)	(38,402)
Repayment of capital lease obligations	(432)	(416)	(293)

Net cash provided by (used in) financing activities	152,142	(22,748)	(32,332)

Net change in cash and cash equivalents	(5,707)	6,693	(65,778)
Cash and cash equivalents at beginning of period	16,603	9,910	75,688

Cash and cash equivalents at end of period	$10,896	$16,603	$9,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,268	$579	$611
Income taxes paid, net of refunds	$2,839	$610	$3,788
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:
Fixed assets acquired under capital lease	$513	$201	$1,443

During the fiscal year ended December 31, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006. Subsequent thereto, 47,489 shares of common stock were transferred as treasury shares from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

For fiscal years 2006, 2005 and 2004, deferred tax benefits associated with stock compensation deductions of $3.0 million, $1.9 million and $1.5 million, respectively, have been credited to shareholders’ equity.

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its Home Health, CareCentrix® and Other Related Services operating segments. See Note 13 for a description of the Company’s business segments.

On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services. In connection with the acquisition, the Company entered into a $445 million Credit Agreement and a Guarantee and Collateral Agreement. The impact of the acquisition and the related agreements is reflected in the Company’s fiscal 2006 results of operations and financial condition from the date of the acquisition, February 28, 2006. See Notes 3 and 6 for additional information.

Gentiva was incorporated in the State of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000.

Note 2.	Summary of Critical and Other Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on the Sunday nearest to December 31st, which was December 31, 2006 for fiscal 2006, January 1, 2006 for fiscal 2005 and January 2, 2005 for fiscal 2004. The Company’s fiscal year 2004 included 53 weeks compared to fiscal years 2006 and 2005, which included 52 weeks.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, the cost of claims incurred but not reported and obligations under insurance programs, which include workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs.

A description of the critical and other significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of income. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”

Net revenues by major payer classification are as follows (in thousands):

	2006	2005	2004
Medicare	$509,049	$265,830	$228,114
Medicaid and Local Government	174,193	149,756	154,388
Commercial Insurance and Other	423,346	453,257	463,262

Total Net Revenues	$1,106,588	$868,843	$845,764

Net revenues in Home Health and Other Related Services segments are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source.

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company’s CareCentrix business provides or contracts with third-party providers, including the Company’s Home Health business to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2006, 2005 and 2004, Cigna accounted for approximately 20 percent, 29 percent and 31 percent, respectively, of the Company’s total net revenues.

No other commercial payer accounted for 10 percent or more of the Company’s total net revenues in any of the reported periods.

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

Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this evaluation. Changes in the estimate are recorded as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 7 percent, 11 percent, and 12 percent of total net revenues for fiscal 2006, 2005 and 2004, respectively.

Medicare

Prospective Payment System Reimbursements

Under the Prospective Payment System (“PPS”) for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Deferred revenue of approximately $20.1 million and $7.4 million relating to the Medicare PPS program was included in other accrued expenses in the consolidated balance sheets as of December 31, 2006 and January 1, 2006, respectively.

There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, however, the Company recorded a revenue adjustment of $1.0 million to reflect an estimated repayment to Medicare in connection with the services rendered to certain patients since the inception of PPS on October 1, 2000. In connection with the estimated repayment, the Centers for Medicare and Medicaid Services (“CMS”) has determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of December 31, 2006, the Company has reserves of $1.8 million associated with this repayment, including $0.8 million recorded in connection with the Healthfield transaction. In late December 2006, Medicare began recouping amounts for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading “Government Matters – PRRB Appeal” in Note 8, the Company received and recorded an aggregate of $10.4 million during fiscal 2004 in settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received and recorded $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports. The remaining 1999 cost report settlements of $1.9 million were received and recorded during fiscal 2006.

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

Billing and Receivables Processing

The Company’s billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from “usual and customary” charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company’s revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in contractual allowances have not been material for the periods presented in this filing.

Accounts receivable attributable to major payer sources of reimbursement are as follows:

(Dollars in thousands)	December 31, 2006		January 1, 2006
Medicare	$76,105	40%	$31,623	21%
Medicaid and Local Government	24,175	13	20,383	14
Commercial Insurance and Other	91,074	47	96,286	65

Gross Accounts Receivable	191,354	100%	148,292	100%

Less: Allowance for doubtful accounts	(9,805)		(8,657)

Net Accounts Receivable	$181,549		$139,635

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.0 million and $5.7 million as of December 31, 2006 and January 1, 2006, respectively.

Accounts Receivable below further outlines matters considered with respect to estimating the allowance for doubtful accounts.

Accounts Receivable

Collection Policy

The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting the payers to determine why payment has not been made, resubmitting of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company’s bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company’s internal collectors and/or collection agencies in accordance with the Company’s standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

The Company’s policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company’s evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this filing.

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare, Cigna and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 31, 2006, January 1, 2006 and January 2, 2005 was $9.8 million, $8.7 million and $7.0 million, respectively. Additional information regarding the Company’s allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 84 of this report.

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

The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional coordination centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing 12 months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

Each of the elements described above can effect change in the estimates, and it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company’s consolidated financial statements.

The cost of claims incurred for fiscal years 2006, 2005 and 2004 was $212.7 million, $268.0 million and $269.6 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s own home health specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs were $20.6 million, $15.9 million and $14.9 million for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Fiscal 2006 costs also reflect increased insurance premium costs and cost of claims resulting from the Healthfield acquisition. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2006. For fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, employee health and welfare benefit costs were $30.3 million, $22.7 million and $19.3 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment, partially resulting from the Healthfield acquisition in 2006, and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for caregiver associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

Other Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents at December 31, 2006 included cash of approximately $5.3 million maintained in a separate account for exclusive use by the Company’s affiliated nonprofit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates carrying value. Auction rate securities of $24.3 million and $49.8 million at December 31, 2006 and January 1, 2006, respectively, are classified as available-for-sale and are available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 or 28 days. Contractual maturities of the auction rate securities exceed ten years.

Debt securities that the Company has the intent and ability to hold to maturity are classified as “held-to-maturity” investments and are reported at amortized cost, which approximates fair value. The Company has no held-to-maturity investments.

The Company has no investments classified as trading securities.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.0 million and $0.3 million at December 31, 2006 and January 1, 2006, respectively.

Home Medical Equipment

Home medical equipment (“HME”) is stated at cost and consists of medical equipment provided to in-home patients. Depreciation is provided using the straight-line method over the estimated useful life of the equipment, which is four years.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill or indefinite-lived intangibles is more than its estimated fair value.

The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2006, 2005 and 2004. Goodwill amounted to $275.0 million and $6.8 million at December 31, 2006 and January 1, 2006, respectively. Indefinite-lived intangible assets of $182.3 million as of December 31, 2006 were included in intangible assets, net in the consolidated balance sheet.

Goodwill and identifiable intangible assets were recorded during fiscal 2006 in connection with acquisition activity further described in Note 3. The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of December 31, 2006 and January 1, 2006 were as follows (in thousands):

	December 31, 2006			January 1, 2006	Useful Life
	Home Health	Other Related Services	Total	Home Health
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	5 Years
Less: accumulated amortization	(409)	(34)	(443)	(173)

Net covenants not to compete	789	241	1,030	1,025
Customer relationships	14,650	1,600	16,250	3,970	7-10 Years
Less: accumulated amortization	(1,717)	(133)	(1,850)	(311)

Net customer relationships	12,933	1,467	14,400	3,659
Tradenames	17,028	—	17,028	1,147	10 Years
Less: accumulated amortization	(1,515)	—	(1,515)	—

Net tradenames	15,513	—	15,513	1,147

Subtotal	29,235	1,708	30,943	5,831
Indefinite-lived intangible assets:
Certificates of need	178,311	4,026	182,337	—	Indefinite

Total identifiable intangible assets	$207,546	$5,734	$213,280	$5,831

Goodwill	$204,008	$70,951	$274,959	$6,763

For the fiscal years 2006 and 2005 amortization expense approximated $3.3 million and $0.5 million, respectively. The Company had no amortization expense in fiscal 2004. The estimated amortization expense for each of the five succeeding fiscal years approximates $3.8 million for fiscal years 2007 through 2009, $3.6 million for fiscal year 2010 and $3.5 million for fiscal year 2011.

Accounting for Impairment and Disposal of Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Book Overdrafts

Book overdrafts, representing cash accounts with negative book balances for which there exists no legal right of offset with other accounts, are considered current liabilities. In this regard, book overdrafts of $1.4 million at January 1, 2006 were included in accounts payable in the accompanying consolidated balance sheet.

Equity-Based Compensation Plans

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

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share-based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

The Company has several stock ownership and compensation plans, which are described more fully in Note 10.

Earnings Per Share

Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$20,776	$23,365	$26,488
Basic weighted average common shares outstanding	26,480	23,267	24,724
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	837	1,660	1,641

Diluted weighted average common shares outstanding	27,317	24,927	26,365

Net income per common share:
Basic	$0.78	$1.00	$1.07
Diluted	$0.76	$0.94	$1.00

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also establishes an appropriate level of additional provision for income taxes in the event that certain positions, which are believed to be supportable, are challenged by tax authorities. These additional provisions are adjusted in light of changing facts and circumstances. If original filing positions are upheld under tax audits, the provision for income taxes will reflect favorable adjustments in the year the positions are upheld.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

The carrying amount of the Company’s cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and certain other current liabilities approximate fair value because of their short maturity.

Cash Flow Hedge

The Company utilizes a derivative financial instrument to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instrument consists of a two year interest rate swap agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loan (see Note 6).

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative instrument is recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivative are reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings are affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 31, 2006, the Company had unrealized losses on the derivative of $0.9 million recorded in accumulated other comprehensive loss.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. As of December 31, 2006 and January 1, 2006, the Company had unamortized debt issuance costs of $6.1 million and $0.2 million, respectively, recorded in other assets.

Reclassifications and Revisions

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the current year presentation including: (i) a reclassification of depreciation expense from cost of services and goods sold to selling, general and administrative expenses of $0.2 million and $0.1 million for fiscal years 2005 and 2004, respectively and (ii) a revision to the consolidated statement of cash flows for fiscal 2004 of approximately $1.5 million from “Financing Activities” to “Operating Activities” related to income tax benefits associated with the exercise of non-qualified stock options.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through an adjustment in comprehensive income of a business entity. The Company adopted this statement for the fiscal year ended December 31, 2006 and the adoption did not impact the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company expects to adopt this Interpretation in the first quarter of fiscal 2007. The Company has evaluated the effect of adopting FIN 48 and does not believe it will have a material impact on the consolidated financial statements.

Note 3.	Acquisitions / Dispositions

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

The combined purchase price for the two acquisitions was $4.5 million. As of December 31, 2006, the combined purchase price was allocated to goodwill ($2.2 million), identifiable intangible assets ($1.9 million), and other assets ($0.4 million). The Company has determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. During the fourth quarter of fiscal 2006, the Company received in an interim settlement of escrow claims fair value of approximately $0.8 million through the return of 47,489 shares of Gentiva common stock (see Note 8). Final consideration is subject to various post closing adjustments.

In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs, (see Note 6); (ii) 3,194,137 shares of Gentiva common stock at a fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006; and (iii) existing cash balances of $49.4 million.

The Company acquired Healthfield to strengthen and expand the Company’s presence in the Southeastern United States, which has favorable demographic trends and includes important Certificate of Need states, diversify the Company’s business mix, provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services, and expand its current specialty programs.

The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combination” (“SFAS 141”). Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company, with the assistance of independent appraisers, has determined the estimated fair values based on such independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,248
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	266,028
Other assets	3,074

Total assets acquired	561,585
Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,322

The valuation and useful lives of the intangible assets by component and assignment to reportable segments is as follows (in thousands):

	Home Health	Other Related Services	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years
Customer relationships	10,680	—	10,680	10 Years
Certificates of need	178,311	4,026	182,337	Indefinite

Total	$204,872	$4,026	$208,898

Goodwill	$197,245	$68,783	$266,028

The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through December 31, 2006. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Healthfield as if the acquisition had occurred at January 3, 2005, the beginning of fiscal 2005. The pro forma results presented below for the fiscal year 2006 combine the results of the Company and the historical results of Healthfield from January 1, 2006 through February 28, 2006. The pro forma results presented below for the fiscal year 2005 combine the results of the Company and the historical results of Healthfield for fiscal year 2005 (in thousands, except per share data):

	2006	2005
Net revenues	$1,157,109	$1,170,250
Net income	$20,959	$24,421
Net income per common share:
Basic	$0.78	$0.92
Diluted	$0.75	$0.87
Weighted average shares outstanding:
Basic	26,981	26,461
Diluted	27,818	28,121

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

Sale of Canadian Investment

On March 30, 2004, the Company sold its minority interest in a home care nursing services business in Canada. The business had been acquired as partial consideration for the sale of the Company’s Canadian operations in the fourth quarter of fiscal 2000. In connection with the March 30, 2004 sale, the Company received cash proceeds of $4.1 million and recorded a gain on sale of approximately $0.9 million, which is reflected in the consolidated statement of income for the year ended January 2, 2005.

Note 4.	Restructuring, Integration Costs and Other Special Charges

During fiscal years 2006 and 2005, the Company recorded restructuring and integration costs and other special charges aggregating $7.7 million and $0.9 million, respectively, as further discussed below.

CareCentrix Restructuring Activities

During fiscal 2006, the Company recorded charges of $0.7 million and in the fourth quarter of fiscal 2005 recorded charges of $0.8 million in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.

Integration Activities

The Company recorded charges of $6.1 million during fiscal year 2006 in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. The Company expects to incur additional integration costs during fiscal 2007; the aggregate amount of such costs cannot be determined at this time.

Other Related Services Restructuring Activities

The Company recorded charges of $0.9 million during fiscal year 2006 in connection with a restructuring plan associated with its hospice operations. Charges include severance costs in connection with the termination of personnel and lease costs associated with the closing of some facilities. The Company expects to complete this restructuring and incur additional restructuring costs during the first half of fiscal 2007; however, the aggregate amount of such costs cannot be determined at this time.

The costs incurred and cash expenditures associated with restructuring activities during fiscal year 2006 by component were as follows (in thousands):

	CareCentrix			Integration Activities			Other Related Services
	Compensation and Severance Costs	Facility Lease and Other Costs	Total	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Beginning balance at January 2, 2005	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge in 2005	770	19	789	—	—	—	—	—	—
Cash expenditures	—	(19)	(19)	—	—	—	—	—	—

Ending balance at January 1, 2006	770	—	770	—	—	—	—	—	—
Charge in 2006	695	15	710	3,205	2,925	6,130	748	125	873
Cash expenditures	(1,465)	(15)	(1,480)	(2,347)	(2,221)	(4,568)	(325)	(125)	(450)
Asset write off	—	—	—	—	(702)	(702)	—	—	—

Ending balance at December 31, 2006	$—	$—	$—	$858	$2	$860	$423	$—	$423

In addition, during the fourth quarter of fiscal 2005, the Company recorded a special charge of $122,000 in connection with the decision to accelerate the vesting of certain stock options. See Note 10 for additional information.

Fiscal 2002

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $1.1 million and $1.4 million at December 31, 2006 and January 1, 2006, respectively.

The balance of unpaid charges relating to all restructuring and integration activities aggregated $2.4 million at December 31, 2006 and $2.0 million at January 1, 2006, which was included in other accrued expenses in the consolidated balance sheets.

Note 5.	Fixed Assets, Net

(in thousands)	Useful Lives	December 31, 2006	January 1, 2006
Land	Indefinite	$917	$—
Building	30 Years	3,201	—
Computer equipment and software	3-5 Years	73,354	56,907
Home medical equipment	4 Years	9,000	1,732
Furniture and fixtures	5 Years	28,810	24,488
Leasehold improvements	Lease Term	13,398	11,931
Machinery and equipment	5 Years	1,947	254

		130,627	95,312
Less accumulated depreciation		(80,943)	(70,343)

Total fixed assets, net		$49,684	$24,969

Depreciation expense was approximately $11.9 million in fiscal 2006, $7.6 million in fiscal 2005 and $7.3 million in fiscal 2004.

During fiscal 2006 and fiscal 2004, the Company recorded write-downs of approximately $0.7 million (see Note 4) and $1.4 million, respectively, relating to developed software for which it was determined there was minimal future value.

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

On February 28, 2006, in connection with the Healthfield acquisition, the Company entered into a new credit agreement (“Credit Agreement”). The Credit Agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. A pre-approved $25.0 million increase to the revolving credit facility is available at the Company’s discretion. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the Credit Agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined), mandatory prepayments of the term loan are required in the amounts specified in the Credit Agreement.

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

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined) is less than 3.5. As of December 31, 2006, the consolidated leverage ratio (as defined) approximated 3.9.

The Credit Agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio (as defined) and a consolidated interest coverage ratio (as defined). The Credit Agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of December 31, 2006, the Company was in compliance with the covenants in the Credit Agreement.

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

During the fiscal year ended December 31, 2006, the Company made prepayments of $28.0 million under its term loan. As of December 31, 2006, the Company had outstanding borrowings under the term loan of $342.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of December 31, 2006, maturities under the term loan were as follows: no maturities through fiscal 2007, $1.7 million for fiscal 2008, $3.5 million per year for fiscal 2009 through fiscal 2010 and $333.3 million thereafter. There were no borrowings outstanding under the revolving credit facility as of December 31, 2006.

Total outstanding letters of credit were approximately $20.1 million at December 31, 2006, under the current Credit Agreement, and $20.2 million at January 1, 2006, under the former Credit Facility. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $2.7 million at December 31, 2006 and $2.5 million at January 1, 2006.

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

Other

The Company has equipment capitalized under capital lease obligations. At December 31, 2006 and January 1, 2006, long-term capital lease obligations were $1.2 million and $0.7 million, respectively, and were recorded in other liabilities on the Company’s consolidated financial statements. Current portion of obligations under capital leases were $1.1 million and $0.4 million at December 31, 2006 and January 1, 2006, respectively, and were recorded in other accrued expenses on the Company’s consolidated financial statements.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

For fiscal 2006, net interest expense was approximately $21.4 million, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Credit Agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.3 million earned on short-term investments and existing cash balances. Net interest income for fiscal 2005 represented interest income of approximately $2.9 million, partially offset by fees and other costs relating to the Company’s revolving credit facility and outstanding letters of credit.

Note 7.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the fiscal year ended December 31, 2006.

During the past three fiscal years, the number of shares of common stock repurchased by the Company, total cost of share repurchases and average cost per share were as follows:

	Shares Repurchased	Total Cost	Average Cost per Share
Fiscal 2004	2,553,140	$38,401,397	$15.04
Fiscal 2005	1,325,000	21,106,269	15.93
Fiscal 2006	—	—	—

Total	3,878,140	$59,507,666	$15.34

As of December 31, 2006, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Note 8.	Legal Matters

Litigation

In addition to the matters referenced in this Note 8, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

The following legal matter was settled during fiscal year 2004.

Cooper v. Gentiva CareCentrix, Inc. t/a/d/b/a/ Gentiva Health Services, U.S. District Court (W.D. Penn), Civil Action No. 01-0508. On January 2, 2002, this amended complaint was served on the Company alleging that the defendant submitted false claims to the government for payment in violation of the Federal False Claims Act, 31 U.S.C. 3729 et seq., and that the defendant had wrongfully terminated the plaintiff. The plaintiff claimed that infusion pumps delivered to patients did not supply the full amount of medication, allegedly resulting in substandard care. Based on a review of the court’s docket sheet, the plaintiff filed a complaint under seal in March 2001. In October 2001, the United States government filed a notice with the court declining to intervene in this matter, and on October 24, 2001, the court ordered that the seal be lifted. The Company filed its responsive pleading on February 25, 2002. The Company denied the allegations of wrongdoing in the complaint. On May 19, 2003, the Company filed a motion for summary judgment on the issue of liability. On February 6, 2004, the court granted partial summary judgment for the Company, dismissing two of the three claims alleged under the False Claims Act and denying summary judgment for the Company on the wrongful termination claim. In December 2004, the parties reached a settlement, and the case was dismissed with prejudice on December 21, 2004. The amount of the settlement was not material.

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

Healthfield

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential indemnification claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements from the escrow fund consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. On December 29, 2006, 47,489 shares of Gentiva’s common stock, valued at $767,415, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. The final staged release will take place on February 28, 2008, the second anniversary of the closing.

Government Matters

PRRB Appeal

As further described in the Critical Accounting Policies and Estimates section in Note 2, the Company’s annual cost reports, which were filed with CMS, were subject to audit by the fiscal intermediary engaged by

CMS. In connection with the audit of the Company’s 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary’s methodology. The Company believed the methodology it used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the PRRB concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company’s consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

The fiscal intermediary completed the process of reopening the 1999 cost reports during the first quarter of fiscal 2006. The Company expected to receive funds in excess of $5.5 million related to the 1999 cost reports. The Company received $3.6 million of this amount during the fourth quarter of fiscal 2005 and recorded the adjustment as net revenues during fiscal 2005. The Company received the remaining $1.9 million relating to the 1999 settlement in the first quarter of fiscal 2006 and recorded the adjustment as net revenues during fiscal 2006.

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

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $25.6 million in 2006, $18.0 million in 2005 and $16.8 million in 2004.

Future minimum rental commitments and sublease rentals for all non-cancelable leases having an initial or remaining term in excess of one year at December 31, 2006 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2007	$22,719	$721	$21,998
2008	17,153	124	17,029
2009	14,558	21	14,537
2010	10,263	6	10,257
2011	6,214	—	6,214
Thereafter	3,930	—	3,930

Note 10.	Equity-Based Compensation Plans

In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the “2004 Plan”) as a replacement for the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. As of December 31, 2006, the Company had 2,450,717 shares available for issuance under the 2004 plan.

In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which was amended and restated on January 1, 2004 and further amended on May 6, 2005. Under the plan, each non-employee director receives an annual deferred stock unit award valued at $40,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 150,000, of which 26,526 shares were available for future grants as of December 31, 2006. During fiscal 2006, 2005 and 2004, the Company issued stock units or shares in the amounts of 20,787, 15,763 and 18,365, respectively, under the plan. As of December 31, 2006, 85,381 stock units were outstanding under the plan.

In 1999, the Company adopted an ESPP, as amended on February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to provide an aggregate of 2,400,000 shares of common stock available for issuance under the ESPP. All employees of the Company, who have been employed for 60 days or more prior to the beginning of an offering period and who customarily work at least twenty hours per week, are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP is the lesser of 85 percent of the fair market value of the Company’s common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. As of

December 31, 2006, 873,867 shares of common stock were available for future issuance under the ESPP. During fiscal 2006, 2005, and 2004, the Company issued 273,904, 221,317 and 329,443 shares, respectively, under the ESPP.

On December 15, 2005, the Compensation, Corporate Governance and Nominating Committee of the Board of Directors of the Company approved the acceleration of vesting of stock options exercisable for approximately 716,000 shares of the Company’s common stock under the Company’s 1999 Plan, so that the options became fully vested and exercisable as of the close of business on December 30, 2005. The other terms of the options remained unchanged. The affected options, which represented approximately 20 percent of the Company’s total outstanding options, were granted from June 14, 2002 through January 27, 2004 and had exercise prices that ranged from $7.50 to $12.87 per share and a weighted average exercise price of $11.08 per share. These options included approximately 393,000 options held by the executive officers of the Company. Of the options subject to accelerated vesting, approximately 52 percent had original vesting dates between January 27, 2006 and January 3, 2007 and approximately 37 percent had original vesting dates between January 27, 2007 and December 31, 2007, with the remainder vesting after December 31, 2007.

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

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remained unvested on the date of adoption. In respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FASB Staff Position No. FAS 123(R) (the “long method”) as of the adoption of SFAS 123(R). For awards that are partially vested at the date that SFAS 123(R) is adopted, the Company has elected to reflect the assumed proceeds, related to the tax benefits to be recorded in additional paid-in capital, by the amount in which the hypothetical APIC pool would be increased (or decreased) upon exercise of the award. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

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

For the fiscal year ended December 31, 2006, the Company recorded equity-based compensation expense of $4.3 million, which is reflected as selling, general and administrative expense in the consolidated statement of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For fiscal years 2005 and 2004, the Company recorded no compensation expense pursuant to the provisions of APB 25.

The weighted-average fair values of the Company’s stock options granted during fiscal 2006, 2005 and 2004, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Weighted average fair value of options granted	$7.26	$6.13	$5.47
Risk-free interest rate	4.78%	3.73%	3.36%
Expected volatility	35%	35%	37%
Contractual life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%

For stock options granted during the fiscal 2006 and 2005 periods, the expected life of an option is estimated to be 2.5 years following its vesting date and forfeitures are reflected in the calculation using an estimate based on experience. For stock options granted during fiscal 2004, the expected life is estimated to be two years following the date that the grant was originally scheduled to become fully vested and forfeitures are reflected in the calculation as they occur.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the ESPP, using the Black-Scholes option pricing model. Assumptions for fiscal years 2006, 2005, and 2004 are as follows:

	Fiscal Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	4.42%	5.30%	2.63%	3.32%	1.02%	1.76%
Expected volatility	32%	34%	27%	33%	28%	30%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of December 31, 2006 and changes during the fiscal year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 2, 2006	3,568,288	$10.38
Granted	965,500	18.19
Exercised	(978,067)	8.67
Cancelled	(233,760)	16.44

Balance as of December 31, 2006	3,321,961	$12.73	7.1	$21,031,387

Exercisable Options	1,977,658	$9.44	5.9	$19,016,427

During fiscal 2006, the Company granted 965,500 stock options to officers and employees under its 2004 Plan at an average exercise price of $18.19 and a weighted-average, grant-date fair value of options of $7.26. The total intrinsic value of options exercised during fiscal year 2006 was $8.5 million.

As of December 31, 2006, the Company had $5.7 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options vested during fiscal year 2006 was $2.0 million.

The following table presents net income and basic and diluted income per common share had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005
	(52 weeks)	(53 weeks)
Net income—as reported	$23,365	$26,488
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5,818)	(2,442)

Net income—pro forma	$17,547	$24,046

Basic income per share—as reported	$1.00	$1.07
Basic income per share—pro forma	$0.75	$0.97
Diluted income per share—as reported	$0.94	$1.00
Diluted income per share—pro forma	$0.70	$0.91

On January 5, 2007, the Company issued 834,900 stock options at an exercise price of $19.52 per share.

Note 11.	Income Taxes

Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Current
Federal	$(706)	$(4,796)	$3,534
State and local	1,731	324	1,048

	1,025	(4,472)	4,582

Deferred
Federal	11,490	11,362	10,472
State and local	(649)	1,587	(1,361)

	10,841	12,949	9,111

Income tax expense	$11,866	$8,477	$13,693

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for fiscal 2006, 2005 and 2004 is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	6.9	5.5	(12.5)
Recognition of state net operating loss carryforwards	(2.1)	—	—
(Decrease) increase in State valuation allowance	(1.7)	(1.0)	11.1
Impact of equity-based compensation	3.5	—	—
Resolution of prior period tax matters	(2.5)	(13.2)	—
Deferred tax impact rate changes	(1.7)	—	—
Other	(1.0)	0.3	0.5

Income tax expense	36.4%	26.6%	34.1%

The income tax provision for fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from the Olsten Corporation in March 2000.

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets
Current:
Reserves and allowances	$14,017	$10,477
Federal net operating loss and other carryforwards	13,373	3,325
Other	3,053	2,172

Total current deferred tax assets	30,443	15,974
Noncurrent:
Intangible assets	49,453	22,074
State net operating loss	8,689	6,657
Less: valuation allowance	(4,191)	(4,124)

Total noncurrent deferred tax assets	53,951	24,607

Total assets	84,394	40,581

Deferred tax liabilities:
Noncurrent:
Fixed assets	(2,828)	(2,375)
Intangible assets	(82,227)	—
Developed software	(7,316)	(3,504)
Acquisition reserves	(1,513)	—
Other	(1,132)	(629)

Total non-current deferred tax liabilities	(95,016)	(6,508)

Net deferred tax assets	$(10,622)	$34,073

At December 31, 2006, current net deferred tax assets were $30.4 million and non-current net deferred tax liabilities were $41.1 million.

In late fiscal 2005, the Company transferred the self insured portion of its workers’ compensation and medical malpractice liabilities to a newly established and wholly-owned captive insurance company. The transfer resulted in a reduction of deferred tax assets, a reduction in current taxes payable and the creation of federal and state net operating loss carryforwards.

At December 31, 2006, the Company had a federal tax credit carryforwards of $1.6 million and federal net operating loss carryforwards of $33.5 million, which expire beginning in 2025. The federal net operating loss carryforward of $33.5 million is from the Healthfield acquisition and is subject to Internal Revenue Code §382 limitations. Deferred tax assets relating to federal net operating carryforwards approximate $11.8 million. In addition, the Company had state net operating loss carryforwards of approximately $174 million, which expire between 2007 and 2026. Deferred tax assets relating to state net operating loss carryforwards approximate $8.7 million. A valuation allowance of $4.2 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $0.6 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

Note 12.	Benefit Plans for Permanent Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2006 and January 1, 2006 totaling approximately $17.1 million and $16.0 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

Company contributions under the defined contribution plans were approximately $4.5 million in 2006, $2.5 million in 2005 and $2.5 million in 2004.

Note 13.	Business Segment Information

The Company’s operations involve servicing patients and customers through its three reportable business segments: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. Prior to the acquisition of Healthfield, the Home Health segment included the Company’s consulting business and one HME location.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment; and

•

Gentiva Rehab Without Walls, which provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.

Other Related Services

Hospice

Hospice serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

Respiratory Therapy and Home Medical Equipment

Respiratory therapy and HME services are provided to patients at home through branch locations primarily in the southeast United States. Patients are offered a broad portfolio of products and services that serve as an adjunct to traditional home health nursing and hospice care. Respiratory therapy services are provided to patients who suffer from a variety of conditions including asthma, chronic obstructive pulmonary diseases, cystic fibrosis and other respiratory conditions. HME includes hospital beds, wheelchairs, ambulatory aids, bathroom aids, patient lifts and rehabilitation equipment.

Infusion Therapy

Infusion therapy is provided to patients at home through pharmacy locations in the southeast United States. Infusion therapy serves as a complement to the Company’s traditional service offerings, providing clients with a comprehensive home health provider while diversifying the Company’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.

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

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including special items and restructuring and integration costs) directly attributable to the specific segment. Intersegment revenues primarily represent Home Health segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory, HME, identifiable intangible assets, goodwill and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Health segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

For the fiscal year ended December 31, 2006, net revenues relating to the Company’s participation in Medicare amounted to $509.1 million, of which $455.3 million was included in the Home Health segment and $53.8 million was included in the Other Related Services segment. For fiscal years ended January 1, 2006 and January 2, 2005, net revenues from Medicare amounted to $265.8 million and $228.1 million, respectively, substantially all of which was included in the Home Health segment. Revenues from Cigna amounting to $216.0 million, $251.4 million and $260.2 million for the fiscal years 2006, 2005 and 2004, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	2006	2005	2004
	(52 weeks)	(52 weeks)	(53 weeks)
Hospice	$62,214	$—	$—
Respiratory services and HME	28,608	1,987	1,672
Infusion therapies	10,155	—	—
Consulting services	3,683	3,375	2,820

Total net revenues	$104,660	$5,362	$4,492

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		Other Related Services		Total
For the fiscal year ended December 31, 2006
Net revenue—segments	$746,893	(1)	$267,539	(2)	$104,660		$1,119,092

Intersegment revenues							(12,504)

Total net revenue							$1,106,588

Operating contribution	$94,477	(1)	$24,740	(2)	$18,612	(1)	$137,829

Corporate expenses							(68,545	)(1)
Depreciation and amortization							(15,241)
Interest expense, net							(21,401)

Income before income taxes							$32,642

Segment assets	$530,230		$49,204		$105,753		$685,187

Intersegment assets							(829)
Corporate assets							159,524

Total assets							$843,882

	Home Health		CareCentrix		Other Related Services	Total
For the fiscal year ended January 1, 2006
Net revenue—segments	$547,154	(3)	$333,010	(4)	$5,362	$885,526

Intersegment revenues						(16,683)

Total net revenue						$868,843

Operating contribution	$53,650	(3)	$26,006	(4)	$881	$80,537

Corporate expenses						(42,482	)(5)
Depreciation and amortization						(8,091)
Interest income, net						1,878

Income before income taxes						$31,842

Segment assets	$84,564		$67,466		$4,694	$156,724

Intersegment assets						(752)
Corporate assets						170,593

Total assets						$326,565

For the fiscal year ended January 2, 2005
Net revenue—segments	$518,525	(6)	$343,541		$4,492	$866,558

Intersegment revenues						(20,794)

Total net revenue						$845,764

Operating contribution	$55,487	(6)	$36,783		$582	$92,852

Corporate expenses						(46,319)
Depreciation and amortization						(7,329)
Interest income, net						977

Income before income taxes						$40,181

Segment assets	$67,342		$66,047		$2,843	$136,232

Intersegment assets						(958)
Corporate assets						196,824

Total assets						$332,098

(1)	The Home Health segment net revenues and operating contribution for fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 8.)

Home Health operating contribution for fiscal 2006 included costs of $2.3 million and corporate expenses included costs of $3.9 million for fiscal 2006 in connection with integration activities relating to the Healthfield acquisition. Other Related Services operating contribution for fiscal 2006 included costs of $0.9 million relating to a restructuring plan. (See Note 4.)

In addition, for the fiscal year ended December 31, 2006, corporate expenses included a credit of approximately $0.9 million relating to legal settlements.

(2)	For fiscal year 2006, CareCentrix included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two regional care centers. (See Note 4.)

In addition, net revenue and operating contribution for fiscal 2006 included an increase of $0.6 million which represented incremental revenue relating to a classification change of a CareCentrix contract.

(3)	For fiscal year 2005, Home Health segment net revenues and operating contribution included $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. In addition, operating contribution reflected a $1.2 million gain relating to a disposition of an underperforming location.

During the second quarter of fiscal 2003, CMS initiated a project to recover, over a 24 month period, overpayments to providers relating to partial episode payments (“PEPs”) for overlapping episodes of service during the period prior to and through April 2003. PEPs occur if a patient is discharged but readmitted to another agency within the same sixty day period. The Company had established reserves for such PEPs in fiscal 2002 and 2003 based on information available at that time. During the third quarter of fiscal 2005 it was determined that CMS had completed its recovery project resulting in an excess reserve. In connection with this item, Home Health segment net revenues and operating contribution for fiscal 2005 included a positive adjustment of approximately $0.7 million.

(4)	For fiscal year 2005, CareCentrix segment results reflected a revenue adjustment of approximately $1.1 million and a reduction in operating contribution of $0.8 million, in connection with a change in estimate relating to certain home healthcare services provided to a managed care customer and $0.8 million related to restructuring charges. For fiscal 2004, operating contribution included a positive adjustment of $0.7 million relating to a change in estimated costs payable to providers as the Company completed its reconfiguration of the home medical equipment network.
(5)	For fiscal year 2005, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement and a charge of $0.1 million in connection with the decision to accelerate the vesting of certain stock options. See Note 10 for additional information.
(6)	For fiscal year 2004, Home Health segment net revenues and operating contribution included special items of $9.4 million, representing $10.4 million received in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1998 and 1997 cost reports, net of a revenue adjustment of $1 million to reflect an estimated repayment to Medicare in connection with services rendered to certain patients since the inception of PPS in October 2000. (See Note 8.) The CMS has determined that homecare providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare.

Note 14.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year ended December 31, 2006
Net revenues	$243,240	(1)	$284,061		$286,169		$293,118
Gross profit	99,611	(1)	121,176		117,919		123,608
Net income	4,407	(1)	5,543	(2)	5,314	(3)	5,512	(4)
Earnings Per Share:
Net income—basic	0.18		0.21		0.20		0.20
Net income—diluted	0.17		0.20		0.19		0.20
Weighted average shares outstanding:
Basic	24,516		26,926		27,178		27,301
Diluted	25,497		27,851		27,983		28,167

(in thousands, except per share amounts)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Year ended January 1, 2006
Net revenues	$207,107	$220,135		$219,559	$222,042	(6)
Gross profit	79,866	81,495		80,951	84,286	(6)
Net income	4,125	8,650	(5)	4,251	6,339	(6)
Earnings Per Share:
Net income—basic	0.18	0.37		0.18	0.28
Net income—diluted	0.17	0.35		0.17	0.26
Weighted average shares outstanding:
Basic	23,445	23,271		23,329	23,021
Diluted	25,003	24,935		25,076	24,401

(1)	For the first quarter of fiscal 2006, net revenues and gross profit include special items of $1.9 million related to the remaining settlement of the Company’s Medicare cost report appeals for 1999. Net income includes a pre-tax charge of $2.0 million related to restructuring, integration costs and other special items. See Notes 4 and 8 to the Company’s consolidated financial statements.
(2)	Net income for the second quarter of fiscal 2006 includes a pre-tax charge of $0.7 million related to restructuring and integration costs. See Note 4 to the Company’s consolidated financial statements.
(3)	Net income for the third quarter of fiscal 2006 includes a pre-tax charge of $1.7 million related to restructuring and integration costs. See Note 4 to the Company’s consolidated financial statements.
(4)	Net income for the fourth quarter of fiscal 2006 includes a pre-tax charge of $3.3 million related to restructuring and integration costs. See Note 4 to the Company’s consolidated financial statements.
(5)	Net income for the second quarter of fiscal 2005 includes a tax benefit of $4.2 million associated with the release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. During the second quarter the Company’s effective tax rate was 10 percent due to the release of tax reserves and state taxes. See Note 11 to the Company’s consolidated financial statements.
(6)	For the fourth quarter of fiscal 2005, net revenues and gross profit include special items of $3.6 million related to the partial settlement of the Company’s Medicare cost report appeals for 1999. Net income includes a pre-tax charge of $0.9 million related to restructuring and other special items. See Notes 4 and 8 to the Company’s consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2006 (in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the Year Ended December 31, 2006	$8,657	$9,425	$(8,277)	$9,805
For the Year Ended January 1, 2006	7,040	6,172	(4,555)	8,657
For the Year Ended January 2, 2005	7,936	6,722	(7,618)	7,040

Valuation allowance on deferred tax assets:
For the Year Ended December 31, 2006	$4,124	$617	$550	$4,191
For the Year Ended January 1, 2006	4,455	—	(331)	4,124
For the Year Ended January 2, 2005	—	4,455	—	4,455

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this annual report on Form 10-K. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee comprised of three independent directors. The Audit Committee meets at least quarterly with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded certain elements of the internal control over financial reporting of Healthfield from our assessment of the Company’s internal control over financial reporting as of December 31, 2006, as Healthfield was acquired by the Company in a purchase business combination on February 28, 2006. Subsequent to the acquisition, certain elements of Healthfield’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. The excluded elements represented controls over accounts relating to approximately 6 percent of the Company’s consolidated assets, as of December 31, 2006 and 26 percent of the Company’s consolidated revenues for fiscal year ended December 31, 2006.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 86 and 87, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

We have completed integrated audits of Gentiva Health Services, Inc. and Subsidiaries (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of the Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company adopted new accounting standards for equity based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of The Healthfield Group, Inc. (“Healthfield”), from its assessment of the Company’s internal control over financial reporting as of December 31, 2006 as Healthfield was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Healthfield’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. We have also excluded these elements of Healthfield’s internal control over financial reporting from our audit of the Company’s internal control over financial reporting. The excluded elements represented controls over accounts relating to approximately 6 percent of the Company’s consolidated assets as of December 31, 2006 and 26 percent of the Company’s consolidated revenues for the fiscal year ended December 31, 2006.

/s/    PricewaterhouseCoopers LLP

New York, New York

March 16, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 85 and 86 through 87, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter. The Company has excluded Healthfield from the assessment of internal control over financial reporting as of December 31, 2006 because Healthfield was acquired by the Company in a purchase business combination on February 28, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2007 Proxy Statement.

We have adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to our principal executive officer, principal financial officer and principal accounting officer and controller. A copy of the Code of Ethics is posted on our Internet website www.gentiva.com under the “Investors” section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver on our website.

Item 11.	Executive Compensation

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation”, “Director Compensation” and “Proposal 3 Approval of Amendment to the Gentiva Health Services, Inc. Stock & Deferred Compensation Plan for Non-Employee Directors”, to be contained in our 2007 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2007 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2007 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to information under the caption “Proposal 2 Appointment of Independent Registered Public Accounting Firm” to be contained in our 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Page No.
• Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006	49

• Consolidated Statements of Income for the three years ended December 31, 2006	50

• Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2006	51

• Consolidated Statements of Cash Flows for the three years ended December 31, 2006	52

• Notes to Consolidated Financial Statements	53-83

(a)(2) Financial Statement Schedule

• Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2006.	84

(a)(3) Exhibit

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

10.1	Separation Agreement dated August 17, 1999 among Olsten Corporation, Aaronco Corp. and Adecco SA (2)

10.2	Omnibus Amendment No. 1 dated October 7, 1999 by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp. (2)

10.3	Omnibus Amendment No. 2 dated January 18, 2000 by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (2)

10.4	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent (3)

10.5	Executive Officers Bonus Plan, as amended (5)*

10.6	1999 Stock Incentive Plan (6)*

10.7	2004 Equity Incentive Plan (7)*

10.8	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004 (8)*

10.9	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004 (9)*

Exhibit Number	Description

10.10	Employee Stock Purchase Plan, as amended (10)*

10.11	Nonqualified Retirement and Savings Plan and First, Second, Third and Fourth Amendments thereto (8)*

10.12	Form of Change in Control Agreement with each of H. Anthony Strange, John R. Potapchuk, Robert Creamer and Stephen B. Paige (9)*

10.13	Form of Severance Agreement with each of John R. Potapchuk, Robert Creamer and Stephen B. Paige (11)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreements for Messrs. Potapchuk and Creamer provide for payments of 18 months of severance and the Severance Agreement for Mr. Paige provides for payments of 12 months of severance)

10.14	Employment Agreement dated as of March 22, 2004 with Ronald A. Malone (12)*

10.15	Change in Control Agreement dated as of March 22, 2004 with Ronald A. Malone (12)*

10.16	Letter Agreement and Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with H. Anthony Strange*+

10.17	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (13)*

10.18	Summary Sheet of Company compensation to non-employee directors, effective May 6, 2005 (9)*

10.19	Annual performance goals for 2006 for bonuses payable under Executive Officers Bonus Plan (14)*

10.20	Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (8) (confidential treatment requested as to portions of this document)

10.21	Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (15) (confidential treatment requested as to portions of this document)

10.22	Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (16) (confidential treatment requested as to portions of this document)

10.23	Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (17) (confidential treatment requested as to portions of this document)

10.24	Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (17)

10.25	Fifth Amendment dated October 27, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (18)

10.26	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (18)

10.27	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (19)

Exhibit Number	Description
10.28	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (20)

10.29	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (20)

10.30	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (20)

10.31	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (20)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(6)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(7)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.
(8)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 3, 2005.
(10)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 6, 2005.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2002.
(12)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 28, 2004.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(14)	Incorporated herein by reference to Form 8-K of Company dated and filed April 12, 2006.
(15)	Incorporated by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.
(16)	Incorporated by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.
(17)	Incorporated by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.
(18)	Incorporated by reference to Form 10-K of Company for fiscal year ended January 1, 2006.
(19)	Incorporated herein by reference to Form 8-K of Company dated January 4, 2006 and filed January 5, 2006.
(20)	Incorporated herein by reference to Form 8-K of Company dated March 3, 2006 and filed March 3, 2006.
*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 16, 2007	By:	/s/ RONALD A. MALONE
Ronald A. Malone
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2007	By:	/s/ RONALD A. MALONE
Ronald A. Malone
Chief Executive Officer and Chairman of the
Board and Director (Principal Executive Officer)

Date: March 16, 2007	By:	/s/ JOHN R. POTAPCHUK
John R. Potapchuk
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

Date: March 16, 2007	By:	/s/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 16, 2007	By:	/s/ STUART R. LEVINE
Stuart R. Levine
Director

Date: March 16, 2007	By:	/s/ MARY O’NEIL MUNDINGER
Mary O’Neil Mundinger
Director

Date: March 16, 2007	By:	/s/ STUART OLSTEN
Stuart Olsten
Director

Date: March 16, 2007	By:	/s/ JOHN A. QUELCH
John A. Quelch
Director

Date: March 16, 2007	By:	/s/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 16, 2007	By:	/s/ JOSH S. WESTON
Josh S. Weston
Director

Date: March 16, 2007	By:	/s/ GAIL R. WILENSKY
Gail R. Wilensky
Director

Date: March 16, 2007	By:	/s/ RODNEY D. WINDLEY
Rodney D. Windley
Director