Form 10-Q
period 2007-04-01
GENTIVA HEALTH SERVICES INC
filed 2007-05-11
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2007, was 27,612,307.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$33,081	$32,910
Short-term investments	28,525	24,325
Receivables, less allowance for doubtful accounts of $8,973 and $9,805 at April 1, 2007 and December 31, 2006, respectively	197,298	181,549
Deferred tax assets	28,319	30,443
Prepaid expenses and other current assets	16,590	11,933

Total current assets	303,813	281,160
Fixed assets, net	52,294	49,684
Intangible assets, net	212,333	213,280
Goodwill	274,959	274,959
Other assets	24,987	24,799

Total assets	$868,386	$843,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,476	$19,580
Payroll and related taxes	26,739	16,085
Deferred revenue	24,839	20,122
Medicare liabilities	10,013	9,232
Cost of claims incurred but not reported	19,911	19,462
Obligations under insurance programs	38,392	35,910
Other accrued expenses	44,127	45,020

Total current liabilities	183,497	165,411
Long-term debt	335,000	342,000
Deferred tax liabilities, net	42,636	41,065
Other liabilities	21,673	21,081
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 27,659,796 and 27,483,789 shares at April 1, 2007 and December 31, 2006, respectively	2,766	2,748
Additional paid-in capital	302,818	298,450
Accumulated deficit	(18,381)	(25,220)
Accumulated other comprehensive loss	(856)	(886)
Treasury stock, 47,489 shares	(767)	(767)

Total shareholders’ equity	285,580	274,325

Total liabilities and shareholders’ equity	$868,386	$843,882

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Net revenues	$299,542	$243,240
Cost of services and goods sold	170,121	143,629

Gross profit	129,421	99,611
Selling, general and administrative expenses	(111,065)	(90,112)

Operating income	18,356	9,499
Interest expense	(7,139)	(2,808)
Interest income	817	892

Income before income taxes	12,034	7,583
Income tax expense	(5,195)	(3,176)

Net income	$6,839	$4,407

Net income per common share:
Basic	$0.25	$0.18

Diluted	$0.24	$0.17

Weighted average shares outstanding:
Basic	27,530	24,516

Diluted	28,439	25,497

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES:
Net income	$6,839	$4,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,783	2,973
Amortization of debt issuance costs	206	262
Provision for doubtful accounts	1,992	1,757
Equity-based compensation expense	1,652	612
Windfall tax benefits associated with equity-based compensation	(241)	(1,210)
Deferred income tax expense	3,699	3,048
Changes in assets and liabilities, net of acquired business:
Accounts receivable	(17,741)	3,545
Prepaid expenses and other current assets	(4,863)	(4,535)
Accounts payable	(103)	(5,167)
Payroll and related taxes	10,654	6,725
Deferred revenue	4,717	2,938
Medicare liabilities	781	85
Cost of claims incurred but not reported	449	(3,025)
Obligations under insurance programs	2,482	1,362
Other accrued expenses	(320)	749
Other, net	695	226

Net cash provided by operating activities	15,681	14,752

INVESTING ACTIVITIES:
Purchase of fixed assets	(6,445)	(3,130)
Acquisition of business, net of cash acquired	—	(201,470)
Purchase of short-term investments available-for-sale	(17,000)	(67,045)
Maturities of short-term investments available-for-sale	12,800	87,695

Net cash used in investing activities	(10,645)	(183,950)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,188	5,438
Windfall tax benefits associated with equity-based compensation	241	1,210
Proceeds from issuance of debt	—	370,000
Healthfield debt repayments	—	(195,305)
Other debt repayments	(7,000)	—
Changes in book overdrafts	—	(1,395)
Debt issuance costs	—	(6,749)
Repayment of capital lease obligations	(294)	(114)

Net cash (used in) provided by financing activities	(4,865)	173,085

Net change in cash, cash equivalents and restricted cash	171	3,887
Cash, cash equivalents and restricted cash at beginning of period	32,910	38,617

Cash, cash equivalents and restricted cash at end of period	$33,081	$42,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,912	$580
Income taxes paid, net of refunds	$286	$160

During the three months ended April 2, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006.

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its Home Health, CareCentrix® and Other Related Services operating segments. See Note 14 for a description of the Company’s reportable business segments.

On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services, as further described in Note 5. In connection with the acquisition, the Company entered into a $445 million Credit Agreement and a Guarantee and Collateral Agreement, as further described in Note 9.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at April 1, 2007 and December 31, 2006 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. Interest on all restricted funds accrues to the Company. The Company had operating funds of approximately $5.7 million and $5.3 million at April 1, 2007 and December 31, 2006, respectively, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with individual financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates carrying value. Auction rate securities of $28.5 million and $24.3 million at April 1, 2007 and December 31, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

Debt securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity investments and are reported at amortized cost, which approximates fair value. The Company has no investments classified as held-to-maturity investments.

The Company has no investments classified as trading securities.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.0 million at April 1, 2007 and December 31, 2006.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. In 2007, in accordance with recent legislation, ownership of certain HME will transfer directly to the patient at the end of a 13-month continuous rental period. As a result, in the first quarter of fiscal 2007, the Company changed its estimated useful lives of certain HME whose ownership is ultimately expected to transfer to the patient and recorded a charge of approximately $400,000 in depreciation expense relating to the change in estimate. At April 1, 2007 and December 31, 2006, the net book value of HME included in fixed assets, net in the accompanying balance sheets was $5.7 million and $6.1 million, respectively.

3.	New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company adopted this Interpretation in the first quarter of fiscal 2007 as further described in Note 13, and the adoption had no material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that the adoption of the statement will have no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that the adoption of SFAS 159 will have no material impact on the Company’s consolidated financial position or results of operations.

4.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in thousands):

	First Quarter
	2007	2006	Percentage Variance
Medicare	$150,543	$98,965	52.1%
Medicaid and Local Government	38,327	40,889	(6.3%)
Commercial Insurance and Other	110,672	103,386	7.0%

	$299,542	$243,240	23.1%

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the first quarter of fiscal 2007, Cigna accounted for approximately 18 percent of the Company’s total net revenues compared to approximately 23 percent for the first quarter of fiscal 2006.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent and 8 percent of total net revenues for the first quarter of fiscal 2007 and 2006, respectively.

Medicare revenues for the first three months of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12).

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	April 1, 2007	December 31, 2006
Medicare	$85,073	$76,105
Medicaid and Local Government	21,800	24,175
Commercial Insurance and Other	99,398	91,074

Gross Accounts Receivable	206,271	191,354
Less: Allowance for doubtful accounts	(8,973)	(9,805)

Net Accounts Receivable	$197,298	$181,549

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.4 million and $7.0 million as of April 1, 2007 and December 31, 2006, respectively.

5.	Acquisitions

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. In December 2006, the Company received in an interim settlement of escrow claims fair value of approximately $0.8 million through the return of 47,489 shares of Gentiva common stock (see Note 12). Final consideration is subject to various post closing adjustments.

In connection with the transaction, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs (see Note 9); (ii) 3,194,137 shares of Gentiva common stock at a fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006; and (iii) existing cash balances of $49.4 million.

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeastern United States, which has favorable demographic trends and includes important Certificate of Need states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its current specialty programs.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,248
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	266,028
Other assets	3,074

Total assets acquired	561,581
Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,318

The valuation and useful lives of the intangible assets by component and assignment to reportable segments is as follows (in thousands):

	Home Health	Other Related Services	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years
Customer relationships	10,680	—	10,680	10 Years
Certificates of need	178,311	4,026	182,337	Indefinite

Total	$204,872	$4,026	$208,898

Goodwill	$197,245	$68,783	$266,028

The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Healthfield as if the acquisition had occurred at January 2, 2006, the beginning of fiscal 2006. The pro forma results presented below for the three months ended April 2, 2006 combine the results of the Company for such period and the historical results of Healthfield from January 1, 2006 through February 28, 2006 (in thousands, except per share data):

Three Months Ended April 2, 2006
Net revenues	$293,761
Net income	$4,590
Net income per common share:
Basic	$0.17
Diluted	$0.17
Weighted average shares outstanding:
Basic	26,517
Diluted	27,498

The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent; (ii) amortization of identifiable intangibles related to the Healthfield acquisition; and (iii) income tax provision at a normalized tax rate of 39 percent. The information presented above is for illustrative purposes for the period ended April 2, 2006 only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 fiscal year.

6.	Restructuring and Integration Costs

During the first quarter of fiscal 2007 and 2006, the Company recorded restructuring and integration costs of approximately $1.0 million and $2.0 million, respectively, as further described below.

CareCentrix Restructuring Activities

During the first three months of fiscal 2006, the Company recorded charges of $0.7 million in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.

Integration Activities

The Company recorded charges of $1.0 million and $1.3 million during the first quarter of fiscal 2007 and 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the Company’s former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. The Company expects to incur additional integration costs during fiscal 2007, largely related to back office and systems integration, but the aggregate amount of such costs cannot be determined at this time.

Other Related Services Restructuring Activities

The Company recorded charges of $0.9 million during the fourth quarter of fiscal 2006 in connection with a restructuring plan associated with its hospice operations. Charges include severance costs in connection with the termination of personnel and lease costs associated with the closing of some facilities. The Company expects to complete this restructuring and incur additional restructuring costs during the first half of fiscal 2007; however, the aggregate amount of such costs cannot be determined at this time.

The costs incurred and cash expenditures associated with restructuring activities by component were as follows (in thousands):

	CareCentrix			Integration Activities			Other Related Services
	Compensation and Severance Costs	Facility Lease and Other Costs	Total	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Beginning balance at January 1, 2006	$770	$—	$770	$—	$—	$—	$—	$—	$—
Charge in 2006	695	15	710	3,205	2,925	6,130	748	125	873
Cash expenditures	(1,465)	(15)	(1,480)	(2,347)	(2,221)	(4,568)	(325)	(125)	(450)
Asset write off	—	—	—	—	(702)	(702)	—	—	—

Ending balance at December 31, 2006	—	—	—	858	2	860	423	—	423
Charge in first quarter 2007	—	—	—	559	417	976	1	(2)	(1)
Cash expenditures	—	—	—	(838)	(393)	(1,231)	(309)	2	(307)

Ending balance at April 1, 2007	$—	$—	$—	$579	$26	$605	$115	$—	$115

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $1.1 million at April 1, 2007 and December 31, 2006. The balance of unpaid charges relating to all restructuring and integration activities aggregated $1.8 million at April 1, 2007 and $2.4 million at December 31, 2006, which was included in other accrued expenses in the consolidated balance sheets.

7.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of April 1, 2007 and December 31, 2006 were as follows (in thousands):

	April 1, 2007			December 31, 2006
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(469)	(47)	(516)	(409)	(34)	(443)

Net covenants not to compete	729	228	957	789	241	1,030
Customer relationships	14,650	1,600	16,250	14,650	1,600	16,250	7-10 Years
Less: accumulated amortization	(2,108)	(190)	(2,298)	(1,717)	(133)	(1,850)

Net customer relationships	12,542	1,410	13,952	12,933	1,467	14,400
Tradenames	17,028	—	17,028	17,028	—	17,028	10 Years
Less: accumulated amortization	(1,941)	—	(1,941)	(1,515)	—	(1,515)

Net tradenames	15,087	—	15,087	15,513	—	15,513

Subtotal	28,358	1,638	29,996	29,235	1,708	30,943
Indefinite-lived intangible assets:
Certificates of need	178,311	4,026	182,337	178,311	4,026	182,337	Indefinite

Total identifiable intangible assets	$206,669	$5,664	$212,333	$207,546	$5,734	$213,280

Goodwill	$204,008	$70,951	$274,959	$204,008	$70,951	$274,959

For the first three months of fiscal 2007 and 2006, the Company recorded amortization expense of approximately $0.9 million and $0.6 million, respectively. The estimated amortization expense for the remainder of 2007 is $2.8 million and for each of the next five succeeding years approximates $3.8 million for fiscal years 2008 through 2009, $3.6 million for fiscal year 2010 and $3.5 million for fiscal years 2011 through 2012.

8.	Earnings Per Share

Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net income	$6,839	$4,407

Basic weighted average common shares outstanding	27,530	24,516
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	909	981

Diluted weighted average common shares outstanding	28,439	25,497

Net income per common share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.17

9.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. A pre-approved $25.0 million increase to the revolving credit facility is available at the Company’s discretion. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the credit agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined in the agreement), mandatory prepayments of the term loan are required in the amounts specified in the credit agreement.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The interest rates under the credit agreement are reduced if the Company meets certain reduced leverage targets as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
> 3.5	> 3.5	1.25%	2.25%
< 3.5 & > 3.0	< 3.5 & >3.0	1.00%	2.00%
< 3.0 & > 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. As of April 1, 2007, the consolidated leverage ratio approximated 3.7.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 1, 2007, the Company was in compliance with the covenants in the credit agreement.

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

During the quarter ended April 1, 2007, the Company made prepayments of $7.0 million under its term loan. As of April 1, 2007, the Company had outstanding borrowings under the term loan of $335.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of April 1, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.5 million for fiscal 2008, $3.4 million per year for fiscal 2009 through fiscal 2011 and $322.3 million thereafter. There were no borrowings outstanding under the revolving credit facility as of April 1, 2007.

Total outstanding letters of credit were approximately $20.1 million at April 1, 2007 and December 31, 2006. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $2.6 million at April 1, 2007 and $2.7 million at December 31, 2006.

Guarantee and Collateral Agreement

The Company has entered into a Guarantee and Collateral Agreement, among the Company and certain of its subsidiaries, in favor of the administrative agent under the credit agreement (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a collateral interest in all real property and personal property of the Company and its subsidiaries, including stock of its subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the credit agreement by substantially all subsidiaries of the Company.

Other

The Company has equipment capitalized under capital lease obligations. At April 1, 2007 and December 31, 2006, long-term capital lease obligations were $1.4 and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated financial statements. The current portion of obligations under capital leases was $1.2 million and $1.1 million at April 1, 2007 and December 31, 2006, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the first quarter of fiscal 2007 and 2006, net interest expense was approximately $6.3 million and $1.9 million, respectively, consisting primarily of interest expense of $7.1 million and $2.8 million, respectively, associated with the term loan borrowings and fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $0.9 million, respectively, earned on short-term investments and existing cash balances.

10.	Shareholders’ Equity

Changes in shareholders’ equity for the three months ended April 1, 2007 were as follows (in thousands except share amounts):

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2006	27,483,789	$2,748	$298,450	$(25,220)	$(886)	$(767)	$274,325
Comprehensive income:
Net income	—	—	—	6,839	—	—	6,839
Unrealized gain on interest rate swap, net of tax	—	—	—	—	30	—	30

Total comprehensive income	—	—	—	6,839	30	—	6,869
Income tax benefits associated with the exercise of non-qualified stock options	—	—	545	—	—	—	545
Equity-based compensation expense	—	—	1,652	—	—	—	1,652
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	176,007	18	2,171	—	—	—	2,189

Balance at April 1, 2007	27,659,796	$2,766	$302,818	$(18,381)	$(856)	$(767)	$285,580

Comprehensive income amounted to $6.9 million and $4.4 million for the first quarter of fiscal 2007 and fiscal 2006, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the three months ended April 1, 2007. As of April 1, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

11.	Equity-Based Compensation Plans

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the estimated fair value of share-based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Stock option grants in fiscal 2007 and fiscal 2006 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four. For the first quarter of fiscal 2007 and fiscal 2006, the Company recorded equity-based compensation expense of $1.7 million and $0.6 million, respectively, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). The weighted-average fair values of the Company’s stock options granted during the first three months of fiscal 2007 and fiscal 2006, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
Weighted-average fair value of options granted	$7.07	$7.28
Risk-free interest rate	4.70%	4.79%
Expected volatility	30%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2007 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes option pricing model. Assumptions for the first three months of fiscal 2007 and fiscal 2006 are as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
	1st Offering Period	1st Offering Period
Risk-free interest rate	5.09%	4.42%
Expected volatility	30%	32%
Expected life	0.5 years	0.5 years
Expected dividend yield	0%	0%

A summary of Gentiva stock option activity as of April 1, 2007 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	3,321,961	$12.73
Granted	838,900	19.52
Exercised	(175,936)	11.92
Cancelled	(96,736)	17.46

Balance as of April 1, 2007	3,888,189	$14.11	7.5	$23,551,313

Exercisable Options	1,803,556	$9.21	5.6	$19,770,628

During the first three months of fiscal 2007, the Company granted 838,900 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $19.52 and a weighted-average, grant-date fair value of options of $7.07. The total intrinsic value of options exercised during the three months ended April 1, 2007 and April 2, 2006 was $1.5 million and $5.8 million, respectively.

As of April 1, 2007, the Company had $8.9 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of options that vested during the first three months of fiscal 2006 was $2.0 million. There were no options that vested during the first three months of fiscal 2007.

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

Indemnifications

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential indemnification claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. On December 29, 2006, 47,489 shares of Gentiva’s common stock, valued at $767,415, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. The final staged release will take place on February 28, 2008, the second anniversary of the closing.

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

The fiscal intermediary completed the reopening of the 1999 cost reports during the first quarter of fiscal 2006. The Company received an aggregate amount of $5.5 million, of which $1.9 million was recorded as net revenues during the first quarter of fiscal 2006 and $3.6 million was received and recorded as net revenues during fiscal 2005.

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

The Company recorded a federal and state income tax provision of $5.2 million for the first quarter of fiscal 2007, of which $1.5 million represented a current tax provision and $3.7 million represented a deferred tax provision.

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 43.2 percent for the first three months of 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.5 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.7 percent).

The Company recorded a federal and state income tax provision of $3.2 million for the first quarter of fiscal 2006 of which $0.2 million represented a current tax provision and $3.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.9 percent for the quarter ended April 2, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.5 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.4 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	April 1, 2007	December 31, 2006
Deferred tax assets
Current:
Reserves and allowances	$14,598	$14,017
Federal net operating loss and other carryforwards	10,555	13,373
Other	3,166	3,053

Total current deferred tax assets	28,319	30,443
Noncurrent:
Intangible assets	47,853	49,453
State net operating loss	8,689	8,689
Less: valuation allowance	(4,191)	(4,191)

Total noncurrent deferred tax assets	52,351	53,951

Total assets	80,670	84,394

Deferred tax liabilities:
Noncurrent:
Fixed assets	(2,319)	(2,828)
Intangible assets	(81,847)	(82,227)
Developed software	(8,430)	(7,316)
Acquisition reserves	(1,513)	(1,513)
Other	(878)	(1,132)

Total non-current deferred tax liabilities	(94,987)	(95,016)

Net deferred tax liabilities	$(14,317)	$(10,622)

At April 1, 2007, the Company had a federal tax credit carryforward of $1.9 million and federal net operating loss carryforwards of $24.8 million, which expire beginning in 2025. The federal net operating loss carryforwards of $24.8 million is from the Healthfield acquisition and is subject to Internal Revenue Code §382 limitations. Deferred tax assets relating to federal net operating carryforwards approximate $8.7 million. In addition, the Company had state net operating loss carryforwards of approximately $174 million, which expire between 2007 and 2026. Deferred tax assets relating to state net operating loss carryforwards approximate $8.7 million. A valuation allowance of $4.2 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $0.6 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

On January 1, 2007, the Company adopted FIN 48, which requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. The implementation of FIN 48 had no significant impact on the Company’s consolidated financial statements. On January 1, 2007, the date of adoption, the Company had $5.5 million of unrecognized tax benefits, of which $2.8 million would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of January 1, 2007, the Company had $0.7 million of accrued interest related to uncertain tax positions.

As of January 1, 2007, the Company is subject to Federal income tax examinations for the tax years 2003 through 2006. In the major state jurisdictions under which the Company is subject to income tax, tax years 2003 through 2006 remain subject to examination, with the exception of Arizona, Michigan and Texas, for which tax years 2002 through 2006 remain subject to examination.

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment; and

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

Corporate Expenses

Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment, including equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal, regulatory compliance and human resource benefits and administration.

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including special items and restructuring and integration costs) directly attributable to the specific segment. Intersegment revenues primarily represent Home Health segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory, HME, identifiable intangible assets, goodwill and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated primarily with services provided by the Home Health segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

For the first quarter of fiscal 2007 and fiscal 2006, net revenues relating to the Company’s participation in Medicare amounted to $150.5 million and $98.9 million, respectively, of which $135.2 million and $93.5 million, respectively, was included in the Home Health segment and $15.3 million and $5.4 million, respectively, was included in the Other Related Services segment. Revenues from Cigna amounting to $53.5 million and $56.6 million for the first quarter of fiscal 2007 and 2006, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Hospice	$16,908	$6,520
Respiratory services and HME	9,373	3,193
Infusion therapies	3,156	1,014
Consulting services	1,126	893

Total net revenues	$30,563	$11,620

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		Other Related Services	Total
For the three months ended April 1, 2007 (unaudited)
Net revenue - segments	$205,031		$65,890		$30,563	$301,484

Intersegment revenues						(1,942)

Total net revenue						$299,542

Operating contribution	$29,988	(1)	$6,954		$3,987	$40,929

Corporate expenses						(17,790	)(1)
Depreciation and amortization						(4,783)
Interest expense, net						(6,322)

Income before income taxes						$12,034

Segment assets	$540,495		$53,759		$97,429	$691,683

Intersegment assets						(564)
Corporate assets						177,267

Total assets						$868,386

For the three months ended April 2, 2006 (unaudited)
Net revenue - segments	$164,789	(2)	$70,052		$11,620	$246,461

Intersegment revenues						(3,221)

Total net revenue						$243,240

Operating contribution	$20,175	(1),(2)	$5,198	(3)	$2,233	$27,606

Corporate expenses						(15,134	)(1)
Depreciation and amortization						(2,973)
Interest income, net						(1,916)

Income before income taxes						$7,583

Segment assets	$119,962		$60,454		$21,937	$202,353

Intersegment assets						(1,131)
Corporate assets						660,177

Total assets						$861,399

(1)	Home Health operating contribution for the first quarter of fiscal 2007 and fiscal 2006 included costs of $0.3 million and $0.7 million, respectively, and corporate expenses included costs of $0.7 million and $0.6 million for the first quarter of fiscal 2007 and fiscal 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. (See Note 6.)

(2)	The Home Health segment net revenues and operating contribution for the first three months of fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 12.)

(3)	For the three months ended April 2, 2006, CareCentrix included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two regional care centers. (See Note 6.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

ability to continue to successfully integrate the operations of The Healthfield Group, Inc. (“Healthfield”) and continue to achieve expected synergies and operational efficiencies from the acquisition within expected timeframes;

•	effect on liquidity of the Company’s debt service requirements;

•	a material shift in utilization within capitated agreements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2006 Annual Report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in other filings with the SEC.

Overview

Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 300 locations in 35 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), and respiratory products and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of more than 4,000 third-party provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The Company has identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations following the acquisition of Healthfield with a focus on the strategic allocation of resources and separate branding strategies among the business segments. Prior to the acquisition of Healthfield, one HME location and the Company’s consulting business were included in the Home Health segment.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment; and

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

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeast United States, which has favorable demographic trends and includes important Certificate of Need states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its current specialty programs.

The comparison of results of operations between the first quarters of fiscal 2007 and 2006 has been impacted significantly by the inclusion of the operating results of former Healthfield locations for approximately one month in the first quarter of fiscal 2006 versus the full first quarter of fiscal 2007.

Results of Operations

Revenues

The Company’s net revenues increased by $56.3 million, or 23.1 percent, to $299.5 million for the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006.

A summary of the Company’s net revenues by segment follows:

	First Quarter
(Dollars in millions)	2007	2006	Percentage Variance
Home Health	$205.0	$164.8	24.4%
CareCentrix	65.9	70.0	(5.9%)
Other Related Services	30.5	11.6	163.0%
Intersegment revenues	(1.9)	(3.2)	(39.7%)

Total net revenues	$299.5	$243.2	23.1%

A summary of the Company’s net revenues by payer follows:

	First Quarter
(Dollars in millions)	2007	2006	Percentage Variance
Medicare	$150.5	$98.9	52.1%
Medicaid and Local Government	38.3	40.9	(6.3%)
Commercial Insurance and Other	110.7	103.4	7.0%

	$299.5	$243.2	23.1%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2007 net revenues were $205.0 million, up $40.2 million, or 24.4 percent, from $164.8 million in the prior year period.

Net revenues derived from former Healthfield locations were approximately $20.8 million for the period from the Healthfield acquisition date (February 28, 2006) through the end of the first quarter (April 2, 2006). As a result of a commingling of business and resources between legacy Gentiva branch locations and former Healthfield branch locations in selected markets in the southeast United States, it is not possible to provide specific net revenue information for former Healthfield locations for the first quarter of fiscal 2007.

Revenues generated from Medicare were $135.2 million in the first quarter of 2007 as compared to $93.5 million in the first quarter of 2006. This increase resulted from (i) the impact of the Healthfield acquisition and (ii) growth from existing locations fueled primarily by increased volume in specialty programs and higher revenue per admission due to increases in the mix of patients with higher acuity level, operational changes in patient care management and reimbursement rate changes as noted below. Medicare revenues for the first quarter of 2006 included a special item of $1.9 million recorded and received in partial settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports.

Medicare reimbursement rate changes included a 3.3 percent market basket increase that became effective for patients on service on or after January 1, 2007, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specially defined rural areas of the country (referred to as the rural add-on provision).

For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by 13 percent between the first quarters of 2006 and 2007. Medicare revenues represented approximately 66 percent of total Home Health revenues in the 2007 first quarter as compared to 57 percent of total Home Health revenues in the 2006 first quarter.

Revenues from other payer sources were $69.8 million in the first quarter of 2007 as compared to $71.3 million in the first quarter of 2006. This decrease resulted primarily from a reduction in Medicaid and Local Government revenues (approximately $5 million) and Commercial Insurance and Other revenues (approximately $3 million) at legacy Gentiva locations offset somewhat by incremental revenues from former Healthfield locations for the first quarter of 2007. The decrease in legacy Gentiva locations is primarily due to the Company’s decision to exit certain low margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. First quarter 2007 net revenues were $65.9 million, a 5.9 percent decline from $70.0 million reported in the prior year period. The decrease in net revenues for the first quarter is due primarily to a change in the contract with Cigna, effective February 1, 2006, whereby the Company no longer provides respiratory therapy services and certain home medical equipment to members of Cigna plans. Revenues for the 2006 period included transitional revenues of approximately $7 million, as compared to the fiscal 2007 period, due to contractual changes with Cigna which were implemented during the first quarter of fiscal 2006. Revenues derived from Cigna decreased by approximately $3 million to $53.5 million in the first quarter of 2007 as compared to the corresponding period of 2006.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups. First quarter of fiscal 2007 net revenues were $30.5 million, a 163 percent increase from $11.6 million in the prior year period, due to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Gross Profit

	First Quarter
(Dollars in millions)	2007	2006	Variance
Gross profit	$129.4	$99.6	$29.8
As a percent of revenues	43.2%	41.0%	2.2%

As a percentage of revenues, gross profit increased 2.2 percentage points in the first quarter of fiscal 2007 as compared to the corresponding period of fiscal 2006. The increase in gross margin percentage was attributable to significant changes in the Company’s business mix resulting in an increase in gross margin of 2.9 percentage points primarily from (i) the full impact of the Healthfield acquisition and the resulting increase in Medicare revenue at a traditionally higher gross margin than other business lines; (ii) organic revenue growth in Medicare, particularly in the Company’s specialty programs; (iii) the Company’s progress in improving pricing on commercial contracts and exiting certain low margin Medicaid and local government and commercial business within the Home Health segment; and (iv) less revenue in the lower gross margin CareCentrix business as compared to the prior year period. This increase was partially offset by 0.5 percentage points relating to a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports and 0.2 percentage points relating to incremental depreciation in the respiratory therapy and HME business due to a change in the estimated useful lives of certain equipment.

Gross profit was impacted by depreciation expense of $1.2 million and $0.3 million in the first quarter of 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.0 million to $111.1 million for the quarter ended April 1, 2007, as compared to $90.1 million for the quarter ended April 2, 2006.

The increase for the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, was primarily attributable to the impact of the Healthfield acquisition. Selling, general and administrative expenses associated with Healthfield’s corporate and field locations were approximately $10.5 million for the period from the Healthfield acquisition date (February 28, 2006) through the end of the 2006 first quarter (April 2, 2006). As a result of a commingling of business and resources between legacy Gentiva locations and former Healthfield locations, it is not possible to provide specific selling, general and administrative expense information for former Healthfield locations for the first quarter of 2007.

In addition to the impact of the Healthfield acquisition, selling, general and administrative expenses also increased by (i) $1.1 million due to incremental equity-based compensation costs which were $1.7 million and $0.6 million for the first quarters of 2007 and 2006, respectively; and (ii) approximately $2 million due to incremental costs for employees and consultants to support information services and strategic technology projects, including the Company’s new LifeSmart clinical management system, which is expected to be deployed commencing in the second half of 2007.

These increases were offset somewhat by (i) lower restructuring and integration costs of $1.0 million, associated with integration activities relating to the Healthfield acquisition as well as fiscal 2006 CareCentrix restructuring activities (for which aggregate costs were $1.0 million for the 2007 period and $2.0 million in the 2006 period); and (ii) synergies in excess of $1.5 million for the first quarter of 2007 realized from the consolidation of certain Gentiva and Healthfield back office functions.

Depreciation and amortization expense included in selling, general and administrative expenses was $3.6 million and $2.7 million in the first quarter of 2007 and 2006, respectively.

Interest Expense and Interest Income

For the first quarter of fiscal 2007 and fiscal 2006, net interest expense was approximately $6.3 million and $1.9 million, respectively, consisting primarily of interest expense of $7.1 million and $2.8 million, respectively, associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $0.9 million, respectively, earned on short-term investments and existing cash balances.

Income before Income Taxes

Components of income before income taxes were as follows:

	First Quarter
(Dollars in thousands)	2007	2006	Variance
Operating Contribution:
Home Health	$29,988	$20,175	$9,813
CareCentrix	6,954	5,198	1,756
Other Related Services	3,987	2,233	1,754

Total Operating Contribution	40,929	27,606	13,323
Corporate expenses	(17,790)	(15,134)	(2,656)
Depreciation and amortization	(4,783)	(2,973)	(1,810)
Interest expense, net	(6,322)	(1,916)	(4,406)

Income before income taxes	$12,034	$7,583	$4,451
As a percent of net revenues	4.0%	3.1%	0.9%

Income Taxes

The Company recorded a federal and state income tax provision of $5.2 million for the first quarter of fiscal 2007, of which $1.5 million represented a current tax provision and $3.7 million represented a deferred tax provision.

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 43.2 percent for the first three months of 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.5 percent), and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.7 percent).

The Company recorded a federal and state income tax provision of $3.2 million for the first quarter of fiscal 2006 of which $0.2 million represented a current tax provision and $3.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.9 percent for the quarter ended April 2, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.5 percent), and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.4 percent).

Net Income

For the first quarter of fiscal 2007, net income was $6.8 million, or $0.24 per diluted share, compared with net income of $4.4 million, or $0.17 per diluted share, for the corresponding period of 2006.

Net income for the 2007 first quarter reflected a pre-tax charge of $1.0 million, or $0.02 per diluted share, relating to restructuring and integration costs and a net cost of $0.04 per diluted share representing a pre-tax charge of $1.7 million associated with an equity-based compensation charge and its impact on the Company’s effective tax rate.

Net income for the first three months of fiscal 2006 included: (i) a special item related to Medicare, noted under the caption “Revenues” above, which had a positive pre-tax impact of $1.9 million, or $0.05 per diluted share; (ii) pre-tax restructuring and integration costs of $2.0 million, or $0.05 per diluted share; and (iii) a net cost of $0.02 per diluted share representing a pre-tax charge of $0.6 million resulting from the implementation of a new accounting rule for equity-based compensation and its impact on the Company’s effective tax rate.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

During the first quarter of 2007, cash provided by operating activities was $15.7 million and cash generated from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) was $2.2 million. In the 2007 first quarter, the Company used $6.4 million of cash for capital expenditures and $7.0 million on voluntary debt prepayments relating to the Company’s term loan.

Net cash provided by operating activities increased by $0.9 million, from $14.8 million in the first quarter of 2006 to $15.7 million in the first quarter of 2007. The increase was primarily driven by changes impacting the statements of income as noted below ($7.1 million) and changes in current liabilities ($15.0 million) offset by changes in accounts receivable between the 2006 and 2007 reporting periods ($21.2 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006	Variance
OPERATING ACTIVITIES:
Net income	$6,839	$4,407	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,783	2,973	1,810
Amortization of debt issuance costs	206	262	(56)
Provision for doubtful accounts	1,992	1,757	235
Equity-based compensation expense	1,652	612	1,040
Windfall tax benefits associated with equity-based compensation	(241)	(1,210)	969
Deferred income taxes	3,699	3,048	651

Total cash provided by operations prior to changes in assets and liabilities	$18,930	$11,849	$7,081

The $7.1 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2006 and 2007 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, deferred income taxes and equity-based compensation expense.

Cash flow from operating activities between the 2006 and 2007 reporting periods was negatively impacted by $21.2 million as a result of changes in accounts receivable represented by a $3.5 million reduction in the 2006 period and a $17.7 million increase in the 2007 period, exclusive of accounts receivable of acquired businesses as of the respective acquisition dates.

Cash flow from operating activities was positively impacted by $15.0 million as a result of changes in current liabilities of $3.7 million in the 2006 period and $18.7 million in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the three months ended April 1, 2007 follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(103)	$(5,167)	$5,064
Payroll and related taxes	10,654	6,725	3,929
Deferred revenue	4,717	2,938	1,779
Medicare liabilities	781	85	696
Cost of claims incurred but not reported	449	(3,025)	3,474
Obligations under insurance programs	2,482	1,362	1,120
Other accrued expenses	(320)	749	(1,069)

Total changes in current liabilities	$18,660	$3,667	$14,993

The primary drivers for the $15.0 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact on cash of $5.1 million, and payroll and related taxes, which had a positive impact of $3.9 million, between the 2006 and 2007 reporting periods, primarily related to the timing of payments.

•	Deferred revenue, which had a positive impact of $1.8 million between the 2006 and 2007 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a positive impact of $0.7 million between the 2006 and 2007 reporting periods.

•	Cost of claims incurred but not reported, which had a positive impact of $3.5 million on the changes in operating cash flows between the 2006 and 2007 reporting periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $1.1 million between the 2006 and 2007 reporting periods, primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $1.1 million between the 2006 and 2007 reporting periods, due primarily to accrued interest payable associated with the credit agreement and incentive and commission payments during the first three months of fiscal 2007, as well as changes in various other accrued expenses.

Working capital at April 1, 2007 was approximately $120 million, an increase of $4 million, as compared to approximately $116 million at December 31, 2006, primarily due to:

•	a $4 million increase in cash, cash equivalents, restricted cash and short-term investments;

•	a $16 million increase in accounts receivable, due to normal seasonal patterns, as well as a temporary delay in the receipt of cash relating to the Company’s hospice operations; and

•	a $4 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; offset somewhat by

•	a $2 million decrease in deferred tax assets; and

•

an $18 million increase in current liabilities, consisting of increases in Medicare liabilities ($1 million), payroll and related taxes ($11 million), deferred revenue ($5 million) and obligations under insurance programs ($2 million), partially offset by a decrease in other accrued expenses ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of April 1, 2007 were 60 days, an increase of four days from December 31, 2006. The increase was due primarily to normal seasonal patterns, as well as a temporary delay in cash receipts of approximately $4 million for hospice services that the Company has subsequently received and the reclassification of approximately $2 million in customer credits from accounts receivable to other accrued expenses.

Accounts receivable attributable to major payer sources of reimbursement at April 1, 2007 and December 31, 2006 were as follows (in thousands):

	April 1, 2007
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$85,073	$40,209	$32,231	$8,247	$4,386
Medicaid and Local Government	21,800	11,327	6,343	2,057	2,073
Commercial Insurance and Other	91,989	54,063	21,229	9,801	6,896
Self - Pay	7,409	727	2,156	1,708	2,818

Gross Accounts Receivable	$206,271	$106,326	$61,959	$21,813	$16,173

	December 31, 2006
	Total	Current	31 - 90 days	91 -180 days	Over 180 days
Medicare	$76,105	$35,794	$28,882	$8,445	$2,984
Medicaid and Local Government	24,175	12,064	7,581	2,410	2,120
Commercial Insurance and Other	84,089	49,129	20,101	8,375	6,484
Self - Pay	6,985	569	1,401	1,638	3,377

Gross Accounts Receivable	$191,354	$97,556	$57,965	$20,868	$14,965

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
Medicare	50%	41%
Medicaid and Local Government	13%	17%
Commercial Insurance and Other	37%	42%

	100%	100%

In November 2006, CMS announced an increase of 3.3 percent in Medicare home health rates (the “market basket increase”) for episodes ending on or after January 1, 2007 and the elimination of a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural-areas of the country (the “rural add-on provision”) for episodes that begin on or after January 1, 2007. On April 27, 2007, CMS issued a proposed rule which contains refinements to the Medicare home health prospective payment system and a rate update for calendar year 2008. CMS has indicated that the proposed rule is open for comment until late June 2007 and that the final rule would become effective on January 1, 2008. Management is currently analyzing this proposal but has not yet determined the potential impact on the Company’s financial results, operational processes and system requirements.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006. On April 20, 2007, CMS released a transmittal which described corrections to the Medicare hospice cap amount for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004. The fiscal intermediary is expected to recompute the aggregate cap for each provider relating to these periods and notify providers of any potential exposure by July 31, 2007. Although potential cap exposure using the corrected rates for fiscal 2003 and 2004 has not been determined at this time, the Company does not believe that any required repayments to Medicare will have a material impact on the Company’s results of operations or financial position.

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

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the first quarter of fiscal 2007, Cigna accounted for approximately 18 percent of the Company’s total net revenues compared to approximately 23 percent for the first quarter of fiscal 2006. This decrease in Cigna revenues as a percent of total revenues principally reflects revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of changes in the Cigna contract. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain home medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract in October 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Under the termination provisions, each party has the right to terminate the agreement on January 31, 2008, under certain conditions, if the party terminating provides written notice to the other party on or before September 1, 2007. Each party also has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent and 8 percent of total net revenues for the first quarter of fiscal 2007 and 2006, respectively.

Credit Arrangements

The Company’s credit agreement provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. A pre-approved $25.0 million increase to the revolving credit facility is available at the Company’s discretion. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the credit agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined in the agreement), mandatory prepayments of the term loan are required in the amounts specified in the credit agreement.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus 1.25 percent for Base Rate Loans and 2.25 percent for Eurodollar Rate Loans) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The interest rates under the credit agreement are reduced if the Company meets certain reduced leverage targets as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
> 3.5	> 3.5	1.25%	2.25%
< 3.5 & > 3.0	< 3.5 & >3.0	1.00%	2.00%
< 3.0 & > 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. As of April 1, 2007, the consolidated leverage ratio approximated 3.7.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 1, 2007, the Company was in compliance with the covenants in the credit agreement.

During the quarter ended April 1, 2007, the Company made prepayments of $7.0 million under its term loan. As of April 1, 2007, the Company had outstanding borrowings under the term loan of $335.0 million. The term loan requires the Company to make quarterly installment payments of $925,000, beginning June 30, 2006, with the remaining balance due at maturity on March 31, 2013. Prepayments are first applied against the quarterly installments in direct order of maturity for eight installments and then pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of April 1, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.5 million for fiscal 2008, $3.4 million per year for fiscal 2009 through fiscal 2011 and $322.3 million thereafter.

Guarantee and Collateral Agreement

The Company has entered into a Guarantee and Collateral Agreement which grants a collateral interest in all real property and personal property of the Company and its subsidiaries, including stock of its subsidiaries, in favor of the administrative agent under the credit agreement. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the credit agreement by substantially all subsidiaries of the Company.

Insurance Programs

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The Company estimates the cost of both reported claims and claims incurred but not reported, up to specified deductible limits and retention amounts, based on its own specific historical claims experience and current enrollment statistics, industry statistics and other information. These estimates and the resulting reserves are reviewed and updated periodically.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended April 1, 2007 were $6.4 million as compared to $3.1 million for the same period in fiscal 2006. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2007 will range between $22 million and $24 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $61.6 million as of April 1, 2007. The restricted cash of $22.0 million at April 1, 2007 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. As of April 1, 2007, the Company had operating funds of approximately $5.7 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2007. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first three months of 2007. As of April 1, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.

Contractual Obligations and Commercial Commitments

As of April 1, 2007, the Company had outstanding borrowings of $335 million under the term loan of the credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at April 1, 2007 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$335,000	$—	$6,790	$6,790	$321,420
Capital lease obligations	2,547	1,187	1,093	267	—
Operating lease obligations	74,533	22,230	32,922	16,452	2,929
Purchase obligations	12,110	3,158	4,288	4,664	—

Total	$424,190	$26,575	$45,093	$28,173	$324,349

During the first three months of fiscal 2007, the Company made voluntary debt prepayments of $7.0 million relating to its term loan. These prepayments extinguished all required principal payments on the term loan until mid-2008. During the first week of April 2007, the Company made additional prepayments of $2.0 million on the term loan.

The Company had total letters of credit outstanding of approximately $20.1 million at April 1, 2007 and at December 31, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $2.6 million and $2.7 million at April 1, 2007 and December 31, 2006, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for fiscal 2007 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of

April 1, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $165.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.7 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Corporate Integrity Agreement

In connection with a July 19, 1999 settlement with various government agencies, Olsten Corporation, the Company’s former parent corporation, executed a corporate integrity agreement with the OIG, effective until August 18, 2004, subject to the Company’s filing of a final annual report with the OIG in form and substance acceptable to the government. The Company has filed a final annual report and is awaiting closure by the government.

The Company believes that it has been in compliance with the corporate integrity agreement and has timely filed all required reports. If the Company has failed to comply with the terms of its corporate integrity agreement, the Company will be subject to penalties. The corporate integrity agreement applies to the Company’s businesses that bill the federal government health programs directly for services, such as its nursing brand, and focuses on issues and training related to cost report preparation, contracting, medical necessity and billing of claims. Under the corporate integrity agreement, the Company is required, for example, to maintain a corporate compliance officer to develop and implement compliance programs, and to maintain a compliance program and reporting systems, as well as to provide certain training to employees.

I tem 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

(Registrant)

Date: May 11, 2007	/s/ Ronald A. Malone
Ronald A. Malone Chairman and Chief Executive Officer

Date: May 11, 2007	/s/ John R. Potapchuk
John R. Potapchuk Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith