Form 10-Q
period 2007-07-01
GENTIVA HEALTH SERVICES INC
filed 2007-08-10
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares outstanding of the registrant’s Common Stock, as of August 6, 2007, was 27,935,704.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$34,516	$32,910
Short-term investments	20,275	24,325
Receivables, less allowance for doubtful accounts of $9,739 and $9,805 at July 1, 2007 and December 31, 2006, respectively	205,752	181,549
Deferred tax assets	25,075	30,443
Prepaid expenses and other current assets	15,812	11,933

Total current assets	301,430	281,160

Fixed assets, net	54,493	49,684
Intangible assets, net	212,886	213,280
Goodwill	276,926	274,959
Other assets	25,929	24,799

Total assets	$871,664	$843,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$815	$—
Accounts payable	15,471	19,580
Payroll and related taxes	16,415	16,085
Deferred revenue	27,895	20,122
Medicare liabilities	10,103	9,232
Cost of claims incurred but not reported	24,342	19,462
Obligations under insurance programs	38,518	35,910
Other accrued expenses	46,888	45,020

Total current liabilities	180,447	165,411

Long-term debt	323,185	342,000
Deferred tax liabilities, net	43,645	41,065
Other liabilities	22,834	21,081

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 27,986,134 shares at July 1, 2007 and 27,483,789 shares at December 31, 2006	2,799	2,748
Additional paid-in capital	309,640	298,450
Accumulated deficit	(9,429)	(25,220)
Accumulated other comprehensive loss	(458)	(886)
Treasury stock, 59,063 shares at July 1, 2007 and 47,489 shares at December 31, 2006	(999)	(767)

Total shareholders’ equity	301,553	274,325

Total liabilities and shareholders’ equity	$871,664	$843,882

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net revenues	$307,277	$284,061	$606,819	$527,301
Cost of services and goods sold	176,276	162,885	346,397	306,514

Gross profit	131,001	121,176	260,422	220,787
Selling, general and administrative expenses	109,431	105,168	220,496	195,280

Operating income	21,570	16,008	39,926	25,507
Interest expense	(6,946)	(7,166)	(14,085)	(9,974)
Interest income	809	765	1,626	1,657

Income before income taxes	15,433	9,607	27,467	17,190
Income tax expense	6,481	4,064	11,676	7,240

Net income	$8,952	$5,543	$15,791	$9,950

Net income per common share:
Basic	$0.32	$0.21	$0.57	$0.39

Diluted	$0.31	$0.20	$0.56	$0.37

Weighted average shares outstanding:
Basic	27,703	26,926	27,616	25,721

Diluted	28,540	27,851	28,447	26,669

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES:
Net income	$15,791	$9,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,698	6,998
Amortization of debt issuance costs	509	507
Provision for doubtful accounts	3,886	3,806
Equity-based compensation expense	3,477	1,750
Windfall tax benefits associated with equity-based compensation	(656)	(1,387)
Deferred income tax expense	9,187	6,713
Changes in assets and liabilities, net of acquired business:
Accounts receivable	(28,321)	14,994
Prepaid expenses and other current assets	(4,372)	(3,996)
Accounts payable	(4,108)	(7,888)
Payroll and related taxes	315	(621)
Deferred revenue	7,773	678
Medicare liabilities	871	1,455
Cost of claims incurred but not reported	4,880	(7,774)
Obligations under insurance programs	2,608	999
Other accrued expenses	(1,227)	7,810
Other, net	1,200	300

Net cash provided by operating activities	21,511	34,294

INVESTING ACTIVITIES:
Purchase of fixed assets	(12,486)	(9,247)
Acquisition of business, net of cash acquired	—	(210,036)
Purchase of short-term investments available-for-sale	(39,100)	(109,795)
Maturities of short-term investments available-for-sale	43,150	123,795

Net cash used in investing activities	(8,436)	(205,283)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,462	8,438
Windfall tax benefits associated with equity-based compensation	656	1,387
Proceeds from issuance of debt	—	370,000
Healthfield debt repayments	—	(195,305)
Other debt repayments	(18,000)	(10,000)
Changes in book overdrafts	—	(1,395)
Debt issuance costs	—	(6,930)
Repayment of capital lease obligations	(587)	(231)

Net cash (used in) provided by financing activities	(11,469)	165,964

Net change in cash, cash equivalents and restricted cash	1,606	(5,025)
Cash, cash equivalents and restricted cash at beginning of period	32,910	38,617

Cash, cash equivalents and restricted cash at end of period	$34,516	$33,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,739	$3,039
Income taxes paid, net of refunds	$1,107	$1,476

During the six months ended July 2, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006. On June 29, 2007, 11,574 shares of common stock were transferred as treasury shares from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

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

2. Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at July 1, 2007 and December 31, 2006 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. Interest on all restricted funds accrues to the Company. The Company had operating funds of approximately $5.5 million and $5.3 million at July 1, 2007 and December 31, 2006, respectively, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with individual financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates carrying value. Auction rate securities of $20.3 million and $24.3 million at July 1, 2007 and December 31, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

Debt securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity investments and are reported at amortized cost, which approximates fair value. The Company has no investments classified as held-to-maturity investments.

The Company has no investments classified as trading securities.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.0 million at July 1, 2007 and December 31, 2006.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. In 2007, in accordance with recent legislation, ownership of certain HME will transfer directly to the patient at the end of a 13-month continuous rental period. As a result, in the first quarter of fiscal 2007, the Company changed its estimated useful lives of certain HME whose ownership is ultimately expected to transfer to the patient and recorded a charge of approximately $400,000 in depreciation expense relating to the change in estimate. At July 1, 2007 and December 31, 2006, the net book value of HME included in fixed assets, net in the accompanying balance sheets, was $5.8 million and $6.1 million, respectively.

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

4. Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Medicare	$151.7	$132.9	14.1%	$302.2	$231.8	30.4%
Medicaid and Local Government	40.3	46.0	(12.4)%	78.7	86.9	(9.4)%
Commercial Insurance and Other	115.3	105.2	9.6%	225.9	208.6	8.3%

	$307.3	$284.1	8.2%	$606.8	$527.3	15.1%

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the second quarter and first six months of fiscal 2007, Cigna accounted for approximately 20 percent and 19 percent, respectively, of the Company’s total net revenues compared to approximately 18 percent and 20 percent for the second quarter and first six months of fiscal 2006, respectively.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent of total net revenues for both the second quarter and first six months of fiscal 2007, and 7 percent and 8 percent for the second quarter and first six months of fiscal 2006, respectively.

Medicare revenues for the first six months of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12.)

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	July 1, 2007	December 31, 2006
Medicare	$87,603	$76,105
Medicaid and Local Government	22,001	24,175
Commercial Insurance and Other	105,887	91,074

Gross Accounts Receivable	215,491	191,354
Less: Allowance for doubtful accounts	(9,739)	(9,805)

Net Accounts Receivable	$205,752	$181,549

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $6.7 million and $7.0 million as of July 1, 2007 and December 31, 2006, respectively.

5. Acquisitions

Baptist Home Care

Effective July 1, 2007, the Company acquired the home health operations as well as the respiratory and HME business of North Carolina Baptist Hospital pursuant to an asset purchase agreement. The transaction, which included the acquisition of certain assets and the assumption of certain liabilities related to contracts and leases, was completed primarily to expand the Company’s home health offerings in North Carolina.

Total consideration of $3.8 million was paid in cash in the 2007 third quarter. The purchase price was initially allocated to goodwill ($2.2 million), identifiable intangible assets ($1.5 million) and other assets ($0.1 million) and the obligation for the purchase price was reflected in accrued expenses in the consolidated balance sheet at July 1, 2007. The allocation of the purchase price is subject to adjustment following the completion of an independent valuation analysis of certain net assets acquired.

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

The combined purchase price for the two acquisitions was $4.5 million. As of December 31, 2006, the combined purchase price was allocated to goodwill ($2.2 million), identifiable intangible assets ($1.9 million), and other assets ($0.4 million). The Company determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. In December 2006 and June 2007, the Company received, in interim settlements of escrow claims, fair value of approximately $0.8 million and $0.2 million, respectively, through the return of 47,489 shares and 11,574 shares of Gentiva common stock, respectively (see Note 12). Final consideration is subject to various post closing adjustments.

In connection with the acquisition, the Company repaid Healthfield’s existing long-term debt, including accrued interest and prepayment penalties, aggregating $195.3 million. The Company funded the purchase price using (i) $363.3 million of borrowings under a new senior term loan facility, exclusive of debt issuance costs (see Note 9); (ii) 3,194,137 shares of Gentiva common stock at a fair value of $53.3 million, determined based on the average stock price for the period beginning two days prior and ending two days after the measurement date, February 24, 2006; and (iii) existing cash balances of $49.4 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,248
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	266,028
Other assets	3,074

Total assets acquired	561,581

Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,318

The valuation and useful lives of the intangible assets by component and assignment to reportable segments are as follows (in thousands):

	Home Health	Other Related Services	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years
Customer relationships	10,680	—	10,680	10 Years
Certificates of need	178,311	4,026	182,337	Indefinite

Total	$204,872	$4,026	$208,898

Goodwill	$197,034	$68,783	$265,817

The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through July 1, 2007. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

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

Six Months Ended
July 2, 2006
Net revenues	$577,822
Net income	$10,133

Net income per common share:
Basic	$0.38
Diluted	$0.37

Weighted average shares outstanding:
Basic	26,722
Diluted	27,670

The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent; (ii) amortization of identifiable intangibles related to the Healthfield acquisition; and (iii) income tax provision at a normalized tax rate of 39 percent. The information presented above is for illustrative purposes for the period ended July 2, 2006 only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 fiscal year.

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of July 1, 2007 and December 31, 2006 were as follows (in thousands):

	July 1, 2007			December 31, 2006
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(529)	(61)	(590)	(409)	(34)	(443)

Net covenants not to compete	669	214	883	789	241	1,030

Customer relationships	16,150	1,600	17,750	14,650	1,600	16,250	7-10 Years
Less: accumulated amortization	(2,499)	(247)	(2,746)	(1,717)	(133)	(1,850)

Net customer relationships	13,651	1,353	15,004	12,933	1,467	14,400

Tradenames	17,028	—	17,028	17,028	—	17,028	10 Years
Less: accumulated amortization	(2,366)	—	(2,366)	(1,515)	—	(1,515)

Net tradenames	14,662	—	14,662	15,513	—	15,513

Subtotal	28,982	1,567	30,549	29,235	1,708	30,943

Indefinite-lived intangible assets:
Certificates of need	178,311	4,026	182,337	178,311	4,026	182,337	Indefinite

Total identifiable intangible assets	$207,293	$5,593	$212,886	$207,546	$5,734	$213,280

Goodwill	$205,975	$70,951	$276,926	$204,008	$70,951	$274,959

For the second quarter and first six months of fiscal 2007, the Company recorded amortization expense of approximately $0.9 million and $1.9 million, respectively, as compared to $0.8 million and $1.4 million for the corresponding periods of fiscal 2006. The estimated amortization expense for the remainder of 2007 is $2.0 million and for each of the next five succeeding years approximates $4.0 million for fiscal years 2008 through 2009, $3.8 million for fiscal year 2010 and $3.7 million for fiscal years 2011 through 2012.

During the first half of 2007, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of the Baptist Home Care acquisition (see Note 5) and goodwill decreased by $0.2 million as a result of adjustment of certain net operating loss carryforwards relating to Healthfield.

7. Restructuring and Integration Costs

During the second quarter and first six months of fiscal 2007, the Company recorded restructuring and integration costs of approximately $0.6 million and $1.6 million, respectively, as compared to $0.7 million and $2.7 million for the corresponding periods of 2006, as further described below.

Integration Activities

The Company recorded charges of $0.5 million and $1.5 million during the second quarter and first six months of fiscal 2007, respectively, as compared to $0.6 million and $2.0 million for the second quarter and first six months of 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the Company’s former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. The Company expects to incur additional integration costs during fiscal 2007, primarily related to back office and systems integration, but the aggregate amount of such costs cannot be determined at this time.

Other Related Services Restructuring Activities

During the second quarter and first six months of fiscal 2007, the Company recorded charges of $0.1 million and in the fourth quarter of fiscal 2006 recorded charges of $0.9 million, in connection with a restructuring plan associated with its hospice operations. Charges include severance costs in connection with the termination of personnel and lease costs associated with the closing of some facilities. The Company expects to complete this restructuring and incur additional restructuring costs during the third quarter of fiscal 2007; however, the aggregate amount of such costs cannot be determined at this time.

CareCentrix Restructuring Activities

During the second quarter and first six months of fiscal 2006, the Company recorded charges of $0.1 million and $0.7 million, respectively, in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.

The costs incurred and cash expenditures associated with restructuring activities by component were as follows (in thousands):

	CareCentrix			Integration Activities			Other Related Services
	Compensation and Severance Costs	Facility Lease and Other Costs	Total	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Beginning balance at January 1, 2006	$770	$—	$770	$—	$—	$—	$—	$—	$—

Charge in 2006	695	15	710	3,205	2,925	6,130	748	125	873
Cash expenditures	(1,465)	(15)	(1,480)	(2,347)	(2,221)	(4,568)	(325)	(125)	(450)
Asset write-off	—	—	—	—	(702)	(702)	—	—	—

Ending balance at December 31, 2006	—	—	—	858	2	860	423	—	423

Charge in first quarter 2007	—	—	—	559	417	976	1	(2)	(1)
Cash expenditures	—	—	—	(838)	(393)	(1,231)	(309)	2	(307)

Ending balance at April 1, 2007	—	—	—	579	26	605	115	—	115

Charge in second quarter 2007	—	—	—	186	307	493	25	127	152
Cash expenditures	—	—	—	(273)	(315)	(588)	(25)	(119)	(144)

Ending balance at July 1, 2007	$—	$—	$—	$492	$18	$510	$115	$8	$123

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $1.0 million at July 1, 2007 and $1.1 million at December 31, 2006. The balance of unpaid charges relating to all restructuring and integration activities aggregated $1.6 million at July 1, 2007 and $2.4 million at December 31, 2006, which was included in other accrued expenses in the consolidated balance sheets.

8. Earnings Per Share

Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$8,952	$5,543	$15,791	$9,950

Basic weighted average common shares outstanding	27,703	26,926	27,616	25,721

Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	837	925	831	948

Diluted weighted average common shares outstanding	28,540	27,851	28,447	26,669

Net income per common share:
Basic	$0.32	$0.21	$0.57	$0.39
Diluted	$0.31	$0.20	$0.56	$0.37

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

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. As of July 1, 2007, the consolidated leverage ratio was 3.3 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points and the revolving credit commitment fee was reduced to 0.375 percent on a prospective basis, effective August 1, 2007.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 1, 2007, the Company was in compliance with the covenants in the credit agreement.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company pays a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum for the period July 3, 2006 through July 31, 2007 and 7.665 percent per annum thereafter) on the $170 million rather than a fluctuating rate plus an applicable margin.

During the quarter ended July 1, 2007, the Company made prepayments of $11.0 million under its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $815,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of July 1, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.4 million for fiscal 2008, $3.3 million per year for fiscal 2009 through fiscal 2011 and $311.7 million thereafter. As of July 1, 2007, the Company had outstanding borrowings under the term loan of $324.0 million. There were no borrowings outstanding under the revolving credit facility as of July 1, 2007.

Total outstanding letters of credit were approximately $20.1 million at July 1, 2007 and December 31, 2006. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $1.9 million at July 1, 2007 and $2.7 million at December 31, 2006.

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

Other

The Company has equipment capitalized under capital lease obligations. At July 1, 2007 and December 31, 2006, long-term capital lease obligations were $1.1 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated financial statements. The current portion of obligations under capital leases was $1.2 million and $1.1 million at July 1, 2007 and December 31, 2006, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the second quarter and first six months of fiscal 2007, net interest expense was approximately $6.1 million and $12.5 million, respectively, which included interest income of $0.8 million and $1.6 million, respectively. For fiscal 2006, net interest expense for the second quarter and first six months was $6.4 million and $8.3 million, respectively, which included interest income of $0.8 million and $1.7 million, respectively. Net interest expense for all periods consisted primarily of interest expense associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income earned on short-term investments and existing cash balances.

10. Shareholders’ Equity

Changes in shareholders’ equity for the six months ended July 1, 2007 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total
	Shares	Amount	Capital	Deficit	Loss	Stock
Balance at December 31, 2006	27,483,789	$2,748	$298,450	$(25,220)	$(886)	$(767)	$274,325
Comprehensive income:
Net income	—	—	—	15,791	—	—	15,791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	428	—	428

Total Comprehensive Income	—	—	—	15,791	428	—	16,219
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,303	—	—	—	1,303
Equity-based compensation expense	—	—	3,477	—	—	—	3,477
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	502,345	51	6,410	—	—	—	6,461
Treasury stock received from Healthfield escrow (11,574 shares)	—	—	—	—	—	(232)	(232)

Balance at July 1, 2007	27,986,134	$2,799	$309,640	$(9,429)	$(458)	$(999)	$301,553

Comprehensive income amounted to $9.4 million and $5.5 million for the second quarter of fiscal 2007 and fiscal 2006, respectively, and $16.2 million and $10.0 million for the first six months of fiscal 2007 and 2006, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the six months ended July 1, 2007. As of July 1, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

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

For the second quarter and first six months of fiscal 2007, the Company recorded equity-based compensation expense of $1.8 million and $3.5 million, respectively, as compared to $1.1 million and $1.8 million for the corresponding periods of fiscal 2006, respectively, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). The weighted-average fair values of the Company’s stock options granted during the first six months of fiscal 2007 and fiscal 2006, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Six Months Ended
	July 1, 2007	July 2, 2006
Weighted-average fair value of options granted	$7.07	$7.28
Risk-free interest rate	4.70%	4.79%
Expected volatility	30%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2007 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes option pricing model. Assumptions for the first six months of fiscal 2007 and fiscal 2006 are as follows:

	Six Months Ended
	July 1, 2007	July 2, 2006
Risk-free interest rate	5.09%	4.42%
Expected volatility	30%	32%
Expected life	0.5 years	0.5 years
Expected dividend yield	0%	0%

A summary of Gentiva stock option activity as of July 1, 2007 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	3,321,961	$12.73
Granted	868,900	19.52
Exercised	(370,529)	11.00
Cancelled	(261,471)	17.91

Balance as of July 1, 2007	3,558,861	$14.19	7.23	$20,902,810

Exercisable Options	1,610,963	$9.10	5.28	$17,654,054

During the first six months of fiscal 2007, the Company granted 868,900 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $19.52 and a weighted-average, grant-date fair value of $7.07. The total intrinsic value of options exercised during the six months ended July 1, 2007 and July 2, 2006 was $3.3 million and $6.5 million, respectively.

As of July 1, 2007, the Company had $7.8 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of options that vested during the first six months of fiscal 2006 was $2.0 million. There were no options that vested during the first six months of fiscal 2007.

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

Indemnifications

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential indemnification claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. On December 29, 2006 and June 29, 2007, 47,489 shares and 11,574 shares of Gentiva’s common stock, respectively, valued at $767,415 and $232,066, respectively, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. The final staged release will take place on February 28, 2008, the second anniversary of the closing.

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

13. Income Taxes

The Company recorded a federal and state income tax provision of $6.5 million for the second quarter of fiscal 2007, of which $1.0 million represented a current tax provision and $5.5 million represented a deferred tax provision.

For the six months ended July 1, 2007, the Company recorded a federal and state income tax provision of $11.7 million representing a current tax provision of $2.5 million and a deferred tax provision of $9.2 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.5 percent for the first six months of

2007 was primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.4 percent) and (ii) state taxes and other items, partially offset by tax exempt interest and a change in the state valuation allowance (approximately 5.1 percent).

The Company recorded a federal and state income tax provision of $4.1 million for the second quarter of fiscal 2006, of which $0.4 million represented a current tax provision and $3.7 million represented a deferred tax provision. For the six months ended July 2, 2006, the Company recorded a federal and state income tax provision of $7.2 million representing a current tax provision of $0.5 million and a deferred tax provision of $6.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first six months of 2006 was primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.9 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	July 1, 2007	December 31, 2006
Deferred tax assets
Current:
Reserves and allowances	$15,340	$14,017
Federal net operating loss and other carryforwards	6,693	13,373
Other	3,042	3,053

Total current deferred tax assets	25,075	30,443

Noncurrent:
Intangible assets	46,251	49,453
State net operating loss	8,689	8,689
Less: valuation allowance	(3,766)	(4,191)

Total noncurrent deferred tax assets	51,174	53,951

Total assets	76,249	84,394

Deferred tax liabilities:
Noncurrent:
Fixed assets	(1,856)	(2,828)
Intangible assets	(81,469)	(82,227)
Developed software	(9,384)	(7,316)
Acquisition reserves	(1,520)	(1,513)
Other	(590)	(1,132)

Total non-current deferred tax liabilities	(94,819)	(95,016)

Net deferred tax liabilities	$(18,570)	$(10,622)

At July 1, 2007, the Company had a federal tax credit carryforward of $2.1 million and federal net operating loss carryforwards of $13.0 million, which expire beginning in 2025. The federal net operating loss carryforwards of $13.0 million are from the Healthfield acquisition and are subject to Internal Revenue Code §382 limitations. Deferred tax assets relating to federal net operating loss carryforwards approximate $4.6 million. In addition, the Company had state net operating loss carryforwards of approximately $174 million, which expire between 2007 and 2026. Deferred tax assets relating to state net operating loss carryforwards approximate $8.7 million. A valuation allowance of $3.8 million at July 1, 2007 and $4.2 million at December 31, 2006 has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $0.6 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

On January 1, 2007, the Company adopted FIN 48, which requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. The implementation of FIN 48 had no significant impact on the Company’s consolidated financial statements. On January 1, 2007, the date of adoption, the Company had $5.5 million of unrecognized tax benefits, of which $2.8 million would affect the Company’s effective tax rate if recognized. As of January 1, 2007, it is not likely that there would be a change in the Company’s uncertain tax benefits that would significantly impact the Company’s tax rate within the next twelve months.

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions.

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

For the second quarter and first six months of fiscal 2007, net revenues relating to the Company’s participation in Medicare amounted to $151.7 million and $302.2 million, respectively, of which $136.8 million and $272.1 million, respectively, was included in the Home Health segment and $14.9 million and $30.1 million, respectively, was included in the Other Related Services segment.

For the second quarter and six months ended July 2, 2006, net revenues relating to the Company’s participation in Medicare amounted to $132.9 million and $231.8 million, respectively, of which $117.4 million and $210.9 million, respectively, were included in the Home Health segment and $15.5 million and $20.9 million, respectively, were included in the Other Related Services segment. Revenues from Cigna amounting to $60.9 million and $51.5 million for the second quarter of fiscal 2007 and 2006, respectively, and $114.4 million and $108.1 million for the first six months of fiscal 2007 and 2006, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Hospice	$16,366	$18,250	$33,274	$24,770
Respiratory services and HME	9,695	8,257	19,068	11,449
Infusion therapies	3,054	3,013	6,210	4,027
Consulting services	1,217	883	2,343	1,777

Total net revenues	$30,332	$30,403	$60,895	$42,023

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		Other Related Services		Total
For the three months ended July 1, 2007 (unaudited)
Net revenue - segments	$204,894		$73,326		$30,332		$308,552

Intersegment revenues							(1,275)

Total net revenue							$307,277

Operating contribution	$31,101	(1)	$7,987		$3,479	(1)	$42,567

Corporate expenses							(16,082	) (1)
Depreciation and amortization							(4,915)
Interest expense, net							(6,137)

Income before income taxes							$15,433

For the three months ended July 2, 2006 (unaudited)
Net revenue - segments	$192,659		$64,530		$30,403		$287,592

Intersegment revenues							(3,531)

Total net revenue							$284,061

Operating contribution	$25,254	(1)	$7,487	(3)	$5,273		$38,014

Corporate expenses							(17,981	) (1)
Depreciation and amortization							(4,025)
Interest expense, net							(6,401)

Income before income taxes							$9,607

For the six months ended July 1, 2007 (unaudited)
Net revenue - segments	$409,925		$139,216		$60,895		$610,036

Intersegment revenues							(3,217)

Total net revenue							$606,819

Operating contribution	$61,089	(1)	$14,941		$7,466	(1)	$83,496

Corporate expenses							(33,872	) (1)
Depreciation and amortization							(9,698)
Interest expense, net							(12,459)

Income before income taxes							$27,467

Segment assets	$545,744		$56,150		$94,021		$695,915

Intersegment assets							(351)
Corporate assets							176,100

Total assets							$871,664

For the six months ended July 2, 2006 (unaudited)
Net revenue - segments	$357,448	(2)	$134,582		$42,023		$534,053

Intersegment revenues							(6,752)

Total net revenue							$527,301

Operating contribution	$45,429	(1),(2)	$12,685	(3)	$7,506		$65,620

Corporate expenses							(33,115	) (1)
Depreciation and amortization							(6,998)
Interest income, net							(8,317)

Income before income taxes							$17,190

Segment assets	$595,420		$49,870		$26,555		$671,845

Intersegment assets							(1,000)
Corporate assets							157,292

Total assets							$828,137

(1)	For the second quarter and first six months of 2007 and 2006, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration and restructuring activities relating to the Healthfield acquisition (dollars in millions):

	2nd Quarter		Six Months
	2007	2006	2007	2006
Home Health	$0.1	$0.3	$0.4	$1.0
Other Related Services	0.1	—	0.1	—
Corporate expenses	0.4	0.3	1.1	1.0

Total	$0.6	$0.6	$1.6	$2.0

(2)	The Home Health segment net revenues and operating contribution for the first six months of fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 12.)
(3)	For the second quarter and first six months ended July 2, 2006, CareCentrix operating contribution included restructuring costs of $0.1 million and $0.7 million, respectively, associated with the restructuring relating to the closing and consolidation of two regional care centers. (See Note 7.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels, including changes to the Medicare home health Prospective Payment System proposed by Medicare in April 2007;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenue associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•

ability to successfully integrate the operations of The Healthfield Group, Inc. (“Healthfield”) and other acquisitions the Company may make to achieve synergies and operational efficiencies from the acquisitions within expected timeframes;

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

Overview

Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 300 locations in 35 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), and respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of more than 4,000 third-party provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The Company has identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

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

The comparison of results of operations between the first six months of fiscal 2007 and 2006 has been impacted significantly by the inclusion of the operating results of former Healthfield locations for approximately four months in the first six months of fiscal 2006 versus the full first six months of fiscal 2007.

Results of Operations

Revenues

The Company’s net revenues increased by $23.2 million, or 8.2 percent, to $307.3 million for the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006. For the six months ended July 1, 2007 as compared to the six months ended July 2, 2006, net revenues increased by $79.5 million, or 15.1 percent, to $606.8 million from $527.3 million.

A summary of the Company’s net revenues by segment follows:

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Home Health	$204.9	$192.7	6.3%	$409.9	$357.4	14.7%
CareCentrix	73.3	64.5	13.6%	139.2	134.6	3.4%
Other Related Services	30.4	30.4	0.0%	60.9	42.0	45.0%
Intersegment revenues	(1.3)	(3.5)	(62.9)%	(3.2)	(6.7)	(52.2)%

Total net revenues	$307.3	$284.1	8.2%	$606.8	$527.3	15.1%

A summary of the Company’s net revenues by payer follows:

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Medicare
Home Health	$136.8	$117.4	16.5%	$272.1	$210.9	29.0%
Other	14.9	15.5	(3.9)%	30.1	20.9	44.0%

Total Medicare	151.7	132.9	14.1%	302.2	231.8	30.4%
Medicaid and Local Government	40.3	46.0	(12.4)%	78.7	86.9	(9.4)%
Commercial Insurance and Other	115.3	105.2	9.6%	225.9	208.6	8.3%

Total net revenues	$307.3	$284.1	8.2%	$606.8	$527.3	15.1%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2007 net revenues were $204.9 million, up $12.2 million or 6.3 percent from $192.7 million in the prior year period. For the first six months of fiscal 2007, net revenues were $409.9 million, a $52.5 million or 14.7 percent increase compared to $357.4 million for the corresponding period of fiscal 2006.

The increase in net revenues for the first six months of 2007 as compared to the first six months of 2006 was positively impacted by the acquisition of Healthfield, whose home health revenues approximated $18 million per month. Healthfield revenues were included for four months in the 2006 period as compared to a full six months in fiscal 2007. As a result of a commingling of business and resources between legacy Gentiva branch locations and former Healthfield branch locations in selected markets in the southeast United States, it is not possible to provide specific net revenue information for former Healthfield locations for fiscal 2007.

Revenues generated from Medicare were $136.8 million in the second quarter of 2007 and $117.4 million in the second quarter of 2006. This increase resulted from growth from existing locations fueled primarily by increased volume in specialty programs and higher revenue per admission due to increases in the mix of patients with higher acuity level, operational changes in patient care management and reimbursement rate changes as noted below.

Medicare reimbursement rate changes included a 3.3 percent market basket increase that became effective for patients on service on or after January 1, 2007, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specially defined rural areas of the country (referred to as the rural add-on provision).

Medicare revenues represented approximately 67 percent of total Home Health revenues in the 2007 second quarter as compared to 61 percent of total Home Health revenues in the 2006 second quarter. Medicare revenues increased by 17 percent for the second quarter of 2007 as compared to 2006 and, for branch locations that were part of either Gentiva or Healthfield for more than one year, increased by 14 percent for the first six months of 2007 as compared to the corresponding period of fiscal 2006.

For the six months ended July 1, 2007, revenues generated from Medicare increased $61.2 million to $272.1 million from $210.9 million for the six months ended July 2, 2006, due to the reasons noted above as well as a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports.

Revenues from all other payer sources were $68.1 million in the second quarter of 2007 and $75.3 million in the second quarter of 2006. For the first six months of fiscal 2007 and fiscal 2006, revenues from all other payer sources were $137.8 million and $146.6 million, respectively. The decreases for the second quarter and first six months of 2007 compared to the corresponding periods of 2006 resulted primarily from a reduction in Medicaid and Local Government revenues (approximately $7 million and $12 million, respectively) and Commercial Insurance and Other revenues (approximately $3 million and $7 million, respectively) at legacy Gentiva locations offset somewhat by incremental revenues from former Healthfield locations for the first six months of 2007. The decrease in legacy Gentiva locations is primarily due to the Company’s decision to exit certain low margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Second quarter 2007 net revenues were $73.3 million, a 13.6 percent increase from $64.5 million reported in the prior year period. For the first six months of fiscal 2007, net revenues were $139.2 million, a 3.4 percent increase compared to $134.6 million for the corresponding period of fiscal 2006. The increase in net revenues for the second quarter is due primarily to membership increases in Cigna’s PPO and Open Access plans offset somewhat, for the six month period, by the absence of transitional revenues of approximately $9 million due to contractual changes with Cigna implemented during the first quarter of 2006. Revenues derived from Cigna increased by approximately $9.4 million and $6.3 million, respectively, in the second quarter and first six months of 2007 as compared to the corresponding periods of the prior year.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups and include hospice, respiratory therapy and HME services, and infusion therapy net revenues, as well as revenues derived from consulting. Second quarter and first six months of fiscal 2007 net revenues were $30.4 million and $60.9 million, respectively, as compared to the second quarter and first six months of fiscal 2006 net revenues of $30.4 million and $42.0 million, respectively. In comparing revenues for the second quarters of fiscal 2007 and fiscal 2006, revenue increases in respiratory services and HME, infusion services and consulting services were offset by a decline in hospice services. The decline in hospice revenue reflected the impact of certain restructuring activities which commenced during the second half of 2006. The increase in revenues in the first six months of fiscal 2007 was due primarily to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Medicaid and Local Government revenues amounted to $6.0 million and $12.2 million for the second quarter and first six months of 2007 as compared to $6.4 million and $9.1 million for the corresponding periods of 2006, respectively. Revenues derived from Commercial Insurance and Other payers for the second quarter and first six months of 2007 were $9.5 million and $18.6 million, respectively, as compared to $8.5 million and $12.0 million for the second quarter and first six months of 2006, respectively.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Variance	2007	2006	Variance
Gross profit	$131.0	$121.2	$9.8	$260.4	$220.8	$39.6
As a percent of revenues	42.6%	42.7%	(0.1)%	42.9%	41.9%	1.0%

Gross profit increased primarily from increased revenues and, for the first six months of 2007 as compared to the corresponding period of 2006, improvements in gross margin.

As a percentage of revenues, gross profit of 42.6 percent in the second quarter of 2007 was virtually unchanged compared to the second quarter of 2006. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to significant changes in business mix were offset by growth in the lower gross margin CareCentrix business and incremental depreciation in the respiratory therapy and HME business due to a change in early 2007 in the estimated useful lives of certain equipment. In addition, results for the second quarter of 2006 included a positive impact of a $0.6 million change in estimate related to prior period contract revenue in CareCentrix.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. These changes in revenue mix contributed to an increase in gross margin within the Home Health segment from 49.0 percent in the second quarter of 2006 to 50.5 percent in the second quarter of 2007.

In addition to reasons noted above, the increase in gross margin percentage for the six months period of 2007 reflected the full impact of the Healthfield acquisition and the corresponding increase in Medicare revenue at a traditionally higher gross margin than certain other business lines as well as productivity gains in the clinician workforce. This increase was partially offset by the Medicare special item discussed above, which had a positive impact on gross profit of $1.9 million or 0.2 percent of revenues in the first six months of 2006.

Gross profit was impacted by depreciation expense of $1.3 million and $2.5 million in the second quarter and first six months of 2007, respectively, as compared to $0.8 million and $1.1 million for the second quarter and first six months of 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million to $109.4 million for the quarter ended July 1, 2007, as compared to $105.2 million for the quarter ended July 2, 2006, and $25.2 million to $220.5 million for the six months ended July 1, 2007, as compared to $195.3 million for the six months ended July 2, 2006.

The increase of $4.2 million for the second quarter of 2007 as compared to the corresponding period of 2006 was primarily attributable to (i) the Other Related Services segment (approximately $2 million) due to continuing investments in infrastructure and capacity necessary to accelerate future growth, (ii) the Home Health segment field operating costs (approximately $1 million) to support higher revenue volume in the 2007 period as compared to the 2006 period, (iii) equity-based compensation costs (approximately $0.7 million) and (iv) depreciation and amortization expense (approximately $0.4 million).

The increase of $25.2 million for the first six months of 2007 as compared to the first six months of 2006 was primarily attributable to the impact of the Healthfield acquisition. Selling, general and administrative expenses associated with Healthfield’s corporate and field locations, which averaged about $10 million per month in fiscal 2006, were included from February 28, 2006, the Healthfield acquisition date, in the first half of 2006 but were included in the entire first half of 2007. As a result of commingling of business and resources between legacy Gentiva locations and former Healthfield locations, it is not possible to provide specific selling, general and administrative expense information for former Healthfield locations for the fiscal 2007 period.

In addition to the impact of the Healthfield acquisition, selling, general and administrative expenses also increased during the first six months of 2007 due to (i) investments in the Other Related Services segment as noted above, (ii) increased costs in the Home Health segment to support higher revenue volume, (iii) incremental costs of $1.7 million relating to equity-based compensation, which was $3.5 million for the first six months of 2007 and $1.8 million for the first six months of 2006, (iv) incremental depreciation and amortization expense of $1.3 million as noted below and (v) incremental costs of approximately $2 million for employees and consultants to support information services and the Company’s strategic technology projects, including the Company’s new LifeSmart clinical management system, which is expected to be deployed commencing later in 2007.

These increases during the first six months of 2007 were offset somewhat by synergies realized in connection with the consolidation of certain Gentiva and Healthfield back office functions as well as lower restructuring and integration costs of $1.1 million resulting from integration activities relating to the Healthfield acquisition and CareCentrix restructuring activities in the 2006 six month period. The aggregate amount of restructuring and integration costs were $1.6 million for the first six months of 2007 and $2.7 million for the first six months of 2006.

Depreciation and amortization expense included in selling, general and administrative expenses were $3.6 million and $7.2 million for the second quarter and first six months of 2007, respectively, as compared to $3.2 million and $5.9 million for the corresponding periods of 2006.

Interest Expense and Interest Income

For the second quarter and first six months of fiscal 2007, net interest expense was approximately $6.1 million and $12.5 million, respectively, which included interest income of $0.8 million and $1.6 million, respectively. For fiscal 2006, net interest expense for the second quarter and first six months was $6.4 million and $8.3 million, respectively, including interest income of $0.8 million and $1.7 million, respectively. Net interest expense for all periods consisted primarily of interest expense associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income earned on short-term investments and existing cash balances.

Income before Income Taxes

Components of income before income taxes were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Variance	2007	2006	Variance
Operating Contribution:
Home Health	$31.1	$25.2	$5.9	$61.1	$45.4	$15.7
CareCentrix	8.0	7.5	0.5	14.9	12.7	2.2
Other Related Services	3.5	5.3	(1.8)	7.5	7.5	—

Total Operating Contribution	42.6	38.0	4.6	83.5	65.6	17.9

Corporate expenses	(16.1)	(18.0)	1.9	(33.9)	(33.1)	(0.8)
Depreciation and amortization	(4.9)	(4.0)	(0.9)	(9.7)	(7.0)	(2.7)
Interest (expense) income, net	(6.2)	(6.4)	0.2	(12.4)	(8.3)	(4.1)

Income before income taxes	$15.4	$9.6	$5.8	$27.5	$17.2	$10.3
As a percent of revenues	5.0%	3.4%	1.6%	4.5%	3.3%	1.2%

Income Taxes

The Company recorded a federal and state income tax provision of $6.5 million for the second quarter of fiscal 2007, of which $1.0 million represented a current tax provision and $5.5 million represented a deferred tax provision.

For the six months ended July 1, 2007, the Company recorded a federal and state income tax provision of $11.7 million representing a current tax provision of $2.5 million and a deferred tax provision of $9.2 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.5 percent for the first six months of 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.4 percent) and (ii) state taxes and other items, partially offset by tax exempt interest and a change in the state valuation allowance (approximately 5.1 percent).

The Company recorded a federal and state income tax provision of $4.1 million for the second quarter of fiscal 2006, of which $0.4 million represented a current tax provision and $3.7 million represented a deferred tax provision. For the six months ended July 2, 2006, the Company recorded a federal and state income tax provision of $7.2 million representing a current tax provision of $0.5 million and a deferred tax provision of $6.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first six months of 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.9 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent).

Net Income

For the second quarter of fiscal 2007, net income was $9.0 million, or $0.31 per diluted share, compared with net income of $5.5 million, or $0.20 per diluted share, for the corresponding period of 2006.

For the first six months of fiscal 2007, net income was $15.8 million, or $0.56 per diluted share, compared with net income of $10.0 million, or $0.37 per diluted share, for the first six months of fiscal 2006.

Net income for the 2007 second quarter and first six months reflected (i) a pre-tax charge of $0.6 million, or $0.01 per diluted share, and $1.6 million, or $0.03 per diluted share, respectively, relating to restructuring and integration costs. In addition, net income per diluted share for the 2007 second quarter and first six months included a net cost of $0.05 and $0.10 per diluted share, respectively, representing a pre-tax charge of $1.8 million and $3.5 million, respectively, associated with equity-based compensation charges and the respective impact on the Company’s effective tax rate.

Net income for the 2006 second quarter and first six months reflected (i) a pre-tax charge of $0.7 million, or $0.01 per diluted share, and $2.7 million, or $0.06 per diluted share, respectively, relating to restructuring and integration costs; and (ii) a special item related to Medicare which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share. In addition, net income per diluted share for the 2006 second quarter and first six months included a net cost of $0.04 and $0.06 per diluted share, respectively, representing a pre-tax charge of $1.1 million and $1.8 million, respectively, associated with equity-based compensation charges and the respective impact on the Company’s effective tax rate.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

During the second quarter of 2007, cash provided by operating activities was $5.8 million and cash generated from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) was $4.3 million. In the 2007 second quarter, the Company used $6.0 million of cash for capital expenditures and $11 million on voluntary debt prepayments relating to the Company’s term loan.

The Company generated net cash from operating activities of $21.5 million in the six months ended July 1, 2007 as compared to net cash from operating activities of $34.3 million in the six months ended July 2, 2006. The decrease of $12.8 million in net cash provided by operating activities between the 2006 and 2007 periods was primarily driven by changes in accounts receivable and other assets ($43.7 million) offset by changes impacting the statement of income ($13.6 million) and changes in current liabilities ($16.5 million) between the 2006 and 2007 reporting periods.

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Six Months Ended
	July 1, 2007	July 2, 2006	Variance
OPERATING ACTIVITIES:
Net income	$15,791	$9,950	$5,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,698	6,998	2,700
Amortization of debt issuance costs	509	507	2
Provision for doubtful accounts	3,886	3,806	80
Equity-based compensation expense	3,477	1,750	1,727
Windfall tax benefits associated with equity-based compensation	(656)	(1,387)	731
Deferred income tax expense	9,187	6,713	2,474

Total cash provided by operations prior to changes in assets and liabilities	$41,892	$28,337	$13,555

The $13.6 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2006 and 2007 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, deferred income taxes and equity-based compensation expense.

The comparison of cash flow from operating activities between the first six months of 2006 and 2007 was negatively impacted by $43.3 million resulting from changes in net accounts receivable represented by a $15.0 million reduction during the 2006 reporting period and a $28.3 million increase during the 2007 reporting period. These changes were exclusive of accounts receivable of acquired businesses as of the respective acquisition dates and the impact of the provision for doubtful accounts during each reporting period.

The reduction in net accounts receivable between the beginning of fiscal 2006 and July 2, 2006 resulted primarily from (i) the collection of a portion of outstanding accounts receivable attributable to a contract with TriWest Healthcare Alliance, which terminated in late 2005 and (ii) decreases in revenue during the period prior to the respective balance sheet measurement dates. For example, CareCentrix fee for service revenue was approximately $11 million lower in the second quarter of 2006 as compared to the fourth quarter of 2005; this change in revenue had a direct impact on the comparison of accounts receivable between the beginning and end of the 2006 reporting period.

The increase in net accounts receivable between the beginning of fiscal 2007 and July 1, 2007 resulted primarily from (i) a delay in filing Medicare cost reports relating to former Healthfield providers that triggered a lag of about $7 million in Medicare remittances beginning late in the second quarter and (ii) increases in revenue during the period prior to the respective balance sheet measurement dates. For example, CareCentrix fee for service revenues and Home Health revenues were approximately $7 million and $8 million, respectively, higher in the second quarter of 2007 as compared to the fourth quarter of 2006.

Cash flow from operating activities was positively impacted by $16.5 million as a result of changes in current liabilities of ($5.3) million in the 2006 period and $11.1 million in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the six month fiscal period ended July 1, 2007 follows (in thousands):

	Six Months Ended
	July 1, 2007	July 2, 2006	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(4,108)	$(7,888)	$3,780
Payroll and related taxes	315	(621)	936
Deferred revenue	7,773	678	7,095
Medicare liabilities	871	1,455	(584)
Cost of claims incurred but not reported	4,880	(7,774)	12,654
Obligations under insurance programs	2,608	999	1,609
Other accrued expenses	(1,227)	7,810	(9,037)

Total changes in current liabilities	$11,112	$(5,341)	$16,453

The primary drivers for the $16.5 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact on cash of $3.8 million, and payroll and related taxes, which had a positive impact of $0.9 million, between the 2006 and 2007 reporting periods primarily related to the timing of payments.

•	Deferred revenue, which had a positive impact of $7.1 million between the 2006 and 2007 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a negative impact of $0.6 million between the 2006 and 2007 reporting periods.

•

Cost of claims incurred but not reported, which had a positive impact of $12.7 million on the changes in operating cash flows between the 2006 and 2007 reporting periods, associated with growth in the Company’s CareCentrix business and timing of claims adjudication.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $1.6 million between the 2006 and 2007 reporting periods, primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $9.0 million between the 2006 and 2007 reporting periods, due primarily to accrued interest payable associated with the credit agreement and incentive and commission payments during the first six months of fiscal 2007, as well as changes in various other accrued expenses.

Working capital at July 1, 2007 was approximately $121 million, an increase of $5 million as compared to approximately $116 million at December 31, 2006, primarily due to:

•

a $24 million increase in accounts receivable, due to normal seasonal patterns, growth in the Company’s Medicare and CareCentrix businesses, as well as partial withholding of Medicare remittances associated with temporary delays in the Company’s cost report filings for the acquired Healthfield providers;

•	a $4 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; offset somewhat by

•	a $3 million decrease in cash, cash equivalents, restricted cash and short-term investments;

•	a $5 million decrease in deferred tax assets;

•

a $15 million increase in current liabilities, consisting of increases in Medicare liabilities ($1 million), deferred revenue ($8 million), cost of claims incurred but not reported ($5 million), obligations under insurance programs ($3 million), and other accrued expenses ($2 million), partially offset by a decrease in accounts payable ($4 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of July 1, 2007 were 61 days, an increase of five days from December 31, 2006. The increase was due primarily to normal seasonal patterns, as well as a temporary delay in cash receipts of approximately $7 million due to partial withholdings of Medicare payments associated with a temporary delay in filing cost reports for the acquired Healthfield providers and the reclassification of approximately $2 million in customer credits from accounts receivable to other accrued expenses.

Accounts receivable attributable to major payer sources of reimbursement at July 1, 2007 and December 31, 2006 were as follows (in thousands):

	July 1, 2007
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$87,603	$44,302	$29,524	$9,450	$4,327
Medicaid and Local Government	22,001	11,897	6,287	1,859	1,958
Commercial Insurance and Other	99,198	61,927	18,532	10,977	7,762
Self - Pay	6,689	666	1,669	2,584	1,770

Gross Accounts Receivable	$215,491	$118,792	$56,012	$24,870	$15,817

	December 31, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$76,105	$35,794	$28,882	$8,445	$2,984
Medicaid and Local Government	24,175	12,064	7,581	2,410	2,120
Commercial Insurance and Other	84,089	49,129	20,101	8,375	6,484
Self - Pay	6,985	569	1,401	1,638	3,377

Gross Accounts Receivable	$191,354	$97,556	$57,965	$20,868	$14,965

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Medicare	49%	47%	50%	44%
Medicaid and Local Government	13%	16%	13%	17%
Commercial Insurance and Other	38%	37%	37%	39%

	100%	100%	100%	100%

In November 2006, CMS announced an increase of 3.3 percent in Medicare home health rates (the “market basket increase”) for episodes ending on or after January 1, 2007 and the elimination of a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural-areas of the country (the “rural add-on provision”) for episodes that begin on or after January 1, 2007. On April 27, 2007, CMS issued a proposed rule which contains refinements to the Medicare home health prospective payment system and a rate update for calendar year 2008. CMS indicated that the proposed rule was open for comment until late June 2007 and that the final rule would become effective on January 1, 2008. The Company has filed a comment letter on the proposed rule with CMS.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment. On April 20, 2007, CMS released a transmittal which described corrections to the Medicare hospice cap amount for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004. Based on the notifications received from CMS through July 1, 2007, the Company believes that the aggregate amount to be repaid as a result of Medicare hospice cap corrections for the aforementioned periods approximates $1.3 million. The Company has filed a claim for substantially all of this amount under indemnification provisions of a previous acquisition agreement.

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

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the second quarter and first six months of fiscal 2007, Cigna accounted for approximately 20 percent and 19 percent of the Company’s total net revenues, respectively, compared to approximately 18 percent and 20 percent for the second quarter and first six months of fiscal 2006, respectively. The increase for the second quarter of 2007 as compared to the 2006 period is primarily attributable to contractual rate changes and membership increases in Cigna’s PPO and Open Access plans. For the six month period, the decline in Cigna revenues as a percent of the

Company’s total net revenues is primarily attributable to revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of changes in the Cigna contract in the 2006 period, partially offset by the Cigna membership growth and contractual rate changes noted above. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain home medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract in October 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Each party has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent of total net revenues for both the second quarter and first six months of fiscal 2007, and 7 percent and 8 percent of total net revenues for the second quarter and first six months of fiscal 2006, respectively.

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

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. As of July 1, 2007, the consolidated leverage ratio was 3.3 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points and the revolving credit commitment fee was reduced to 0.375 percent on a prospective basis, effective August 1, 2007.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 1, 2007, the Company was in compliance with the covenants in the credit agreement.

During the quarter ended July 1, 2007, the Company made prepayments of $11.0 million under its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $815,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of July 1, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.4 million for fiscal 2008, $3.3 million per year for fiscal 2009 through fiscal 2011 and $311.7 million thereafter. As of July 1, 2007, the Company had outstanding borrowings under the term loan of $324.0 million. There were no borrowings outstanding under the revolving credit facility as of July 1, 2007.

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

Capital Expenditures

The Company’s capital expenditures for the six months ended July 1, 2007 were $12.5 million as compared to $9.2 million for the same period in fiscal 2006. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2007 will range between $22 million and $24 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $54.8 million as of July 1, 2007. The restricted cash of $22.0 million at July 1, 2007 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. As of July 1, 2007, the Company had operating funds of approximately $5.5 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2007. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first six months of 2007. As of July 1, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.

Contractual Obligations and Commercial Commitments

As of July 1, 2007, the Company had outstanding borrowings of $324 million under the term loan of the credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at July 1, 2007 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$324,000	$815	$6,518	$6,518	$310,149
Capital lease obligations	2,313	1,193	906	214	—
Operating lease obligations	72,347	21,893	33,289	15,304	1,861
Purchase obligations	11,645	2,588	5,175	3,882	—

Total	$410,305	$26,489	$45,888	$25,918	$312,010

During the first six months of fiscal 2007, the Company made voluntary debt prepayments of $18.0 million relating to its term loan. Prepayments have extinguished all required principal payments on the term loan through the first quarter of 2008. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments which currently approximate $0.8 million. During the second week of July 2007, the Company made additional prepayments of $2.0 million on the term loan. (See Note 9 to the consolidated financial statements.)

The Company had total letters of credit outstanding of approximately $20.1 million at July 1, 2007 and at December 31, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $1.9 million and $2.7 million at July 1, 2007 and December 31, 2006, respectively.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of July 1, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $154.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.5 million per year, assuming a similar capital structure.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company will pay a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum for the period July 3, 2006 through July 31, 2007 and 7.665 percent per annum thereafter) on the $170 million rather than a fluctuating rate plus an applicable margin. (See Note 9 to the consolidated financial statements.)

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II – OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on May 10, 2007.

(c)	i) The following individuals were elected as directors in Class I and Class III to serve until the 2008 Annual Meeting of Shareholders by votes as follows:

Name	Votes FOR	Votes WITHHELD
Victor F. Ganzi	22,826,157	174,491
Josh S. Weston	22,855,260	145,388
Gail R. Wilensky	22,507,625	493,023
Stuart Levine	22,854,035	146,613
Mary O’Neil Mundinger	22,860,340	140,308
Stuart Olsten	22,839,599	161,049
John A. Quelch	22,856,056	144,592

ii) The proposal to ratify and approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2007 was approved by votes as follows:

FOR:	22,922,226
AGAINST:	58,908
ABSTAIN:	19,514
BROKER NONVOTES:	0

iii) The proposal to amend the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors was approved by votes as follows:

FOR:	17,823,138
AGAINST:	2,541,149
ABSTAIN:	85,914
BROKER NONVOTES:	2,550,447

Item 5.	Other Information

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

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of Common Stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004. (5)

10.2	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004. (5)

10.3	Summary Sheet of Company compensation to Non-Employee Directors, effective May 10, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-8 dated May 21, 2007 (File No. 333-143116).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.
(Registrant)

Date: August 9, 2007	/s/ Ronald A. Malone
Ronald A. Malone Chairman and Chief Executive Officer

Date: August 9, 2007	/s/ John R. Potapchuk
John R. Potapchuk Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of Common Stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004. (5)

10.2	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of January 1, 2004. (5)

10.3	Summary Sheet of Company compensation to Non-Employee Directors, effective May 10, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-8 dated May 21, 2007 (File No. 333-143116).
*	Filed herewith