Form 10-Q
period 2007-09-30
GENTIVA HEALTH SERVICES INC
filed 2007-11-09
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, as of November 5, 2007, was 27,974,558.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$33,720	$32,910
Short-term investments	23,400	24,325
Receivables, less allowance for doubtful accounts of $10,127 and $9,805 at September 30, 2007 and December 31, 2006, respectively	214,510	181,549
Deferred tax assets	21,562	30,443
Prepaid expenses and other current assets	15,031	11,933

Total current assets	308,223	281,160
Fixed assets, net	57,481	49,684
Intangible assets, net	212,604	213,280
Goodwill	276,100	274,959
Other assets	26,518	24,799

Total assets	$880,926	$843,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,577	$—
Accounts payable	20,360	19,580
Payroll and related taxes	24,090	16,085
Deferred revenue	28,118	20,122
Medicare liabilities	9,619	9,232
Cost of claims incurred but not reported	21,175	19,462
Obligations under insurance programs	37,607	35,910
Other accrued expenses	42,472	45,020

Total current liabilities	185,018	165,411
Long-term debt	314,423	342,000
Deferred tax liabilities, net	46,101	41,065
Other liabilities	23,530	21,081
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 28,033,621 shares at September 30, 2007 and 27,483,789 shares at December 31, 2006	2,803	2,748
Additional paid-in capital	312,008	298,450
Accumulated deficit	(1,238)	(25,220)
Accumulated other comprehensive loss	(720)	(886)
Treasury stock, 59,063 shares at September 30, 2007 and 47,489 shares at December 31, 2006	(999)	(767)

Total shareholders’ equity	311,854	274,325

Total liabilities and shareholders’ equity	$880,926	$843,882

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenues	$309,082	$286,169	$915,901	$813,470
Cost of services and goods sold	179,041	168,250	525,438	474,764

Gross profit	130,041	117,919	390,463	338,706
Selling, general and administrative expenses	110,299	104,520	330,795	299,800

Operating income	19,742	13,399	59,668	38,906
Interest expense	(6,564)	(7,408)	(20,649)	(17,382)
Interest income	810	862	2,436	2,519

Income before income taxes	13,988	6,853	41,455	24,043
Income tax expense	5,797	1,539	17,473	8,779

Net income	$8,191	$5,314	$23,982	$15,264

Net income per common share:
Basic	$0.29	$0.20	$0.86	$0.58

Diluted	$0.28	$0.19	$0.84	$0.56

Weighted average shares outstanding:
Basic	27,955	27,178	27,729	26,207

Diluted	28,802	27,983	28,564	27,040

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES:
Net income	$23,982	$15,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,705	11,391
Amortization of debt issuance costs	763	759
Provision for doubtful accounts	6,644	5,416
Reversal of tax audit reserves	—	(800)
Equity-based compensation expense	5,085	2,951
Windfall tax benefits associated with equity-based compensation	(788)	(1,729)
Deferred income tax expense	15,725	8,909
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(39,837)	855
Prepaid expenses and other current assets	(3,847)	(2,233)
Accounts payable	766	(8,190)
Payroll and related taxes	8,005	5,496
Deferred revenue	7,996	(2,745)
Medicare liabilities	386	1,518
Cost of claims incurred but not reported	1,713	(2,038)
Obligations under insurance programs	1,697	1,571
Other accrued expenses	(2,295)	8,750
Other, net	1,677	201

Net cash provided by operating activities	42,377	45,346

INVESTING ACTIVITIES:
Purchase of fixed assets	(19,534)	(16,286)
Acquisition of businesses, net of cash acquired	(3,820)	(212,422)
Purchase of short-term investments available-for-sale	(58,850)	(143,095)
Maturities of short-term investments available-for-sale	59,775	159,270

Net cash used in investing activities	(22,429)	(212,533)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,010	9,742
Windfall tax benefits associated with equity-based compensation	788	1,729
Proceeds from issuance of debt	—	370,000
Healthfield debt repayments	—	(195,305)
Other debt repayments	(26,000)	(17,000)
Changes in book overdrafts	—	(1,395)
Debt issuance costs	—	(6,930)
Repayment of capital lease obligations	(936)	(336)

Net cash (used in) provided by financing activities	(19,138)	160,505

Net change in cash, cash equivalents and restricted cash	810	(6,682)
Cash, cash equivalents and restricted cash at beginning of period	32,910	38,617

Cash, cash equivalents and restricted cash at end of period	$33,720	$31,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$22,258	$7,680
Income taxes paid, net of refunds	$1,648	$2,400

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

2. Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at September 30, 2007 and December 31, 2006 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. Interest on all restricted funds accrues to the Company. The Company had operating funds of approximately $4.0 million and $5.3 million at September 30, 2007 and December 31, 2006, respectively, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with individual financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

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

Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates carrying value. Auction rate securities of $23.4 million and $24.3 million at September 30, 2007 and December 31, 2006, respectively, are classified as available-for-sale and are expected to be available to meet the Company’s current operational needs and accordingly are classified as short-term investments. The interest rates on auction rate securities are reset to current interest rates periodically, typically 7, 14 and 28 days. Contractual maturities of the auction rate securities exceed ten years.

Debt securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity investments and are reported at amortized cost, which approximates fair value. The Company has no investments classified as held-to-maturity investments.

The Company has no investments classified as trading securities.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at the lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.1 million at September 30, 2007 and $2.0 at December 31, 2006, respectively.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. In 2007, in accordance with recent legislation, ownership of certain HME will transfer directly to the patient at the end of a 13-month continuous rental period. As a result, in the first quarter of fiscal 2007, the Company changed its estimated useful lives of certain HME whose ownership is ultimately expected to transfer to the patient and recorded a charge of approximately $400,000 in depreciation expense relating to the change in estimate. At September 30, 2007 and December 31, 2006, the net book value of HME included in fixed assets, net in the accompanying balance sheets was $5.6 million and $6.1 million, respectively.

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

4. Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

(Dollars in millions)	Third Quarter			First Nine Months
	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Medicare	$151.7	$136.1	11.5%	$453.9	$367.9	23.4%
Medicaid and Local Government	37.9	45.5	(16.7%)	116.5	132.4	(12.0%)
Commercial Insurance and Other	119.5	104.6	14.2%	345.5	313.2	10.3%

	$309.1	$286.2	8.0%	$915.9	$813.5	12.6%

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the third quarter and first nine months of fiscal 2007, Cigna accounted for approximately 20 percent and 19 percent, respectively, of the Company’s total net revenues compared to approximately 18 percent and 20 percent for the third quarter and first nine months of fiscal 2006, respectively.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent of total net revenues for both the third quarter and first nine months of fiscal 2007, and 6 percent and 7 percent for the third quarter and first nine months of fiscal 2006, respectively.

Medicare revenues for the first nine months of fiscal 2006 included approximately $1.9 million received in settlement of the Company’s appeal filed with the U.S. Provider Relations Review Board (“PRRB”) related to the reopening of all of its 1999 cost reports. (See Note 12.)

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 30, 2007	December 31, 2006
Medicare	$92,130	$76,105
Medicaid and Local Government	23,578	24,175
Commercial Insurance and Other	108,929	91,074

Gross Accounts Receivable	224,637	191,354
Less: Allowance for doubtful accounts	(10,127)	(9,805)

Net Accounts Receivable	$214,510	$181,549

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.2 million and $7.0 million as of September 30, 2007 and December 31, 2006, respectively.

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

Total consideration of $3.8 million was paid in cash in the third quarter of 2007. The purchase price was allocated to goodwill ($1.5 million), identifiable intangible assets (including a certificate of need) ($2.2 million) and other assets ($0.1 million). The Company determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.

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

The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company, with the assistance of independent appraisers, has determined the estimated fair values based on such independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date inclusive of an adjustment made during fiscal 2007 as further described in Note 6 (in thousands):

Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,636
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	265,640
Other assets	3,074

Total assets acquired	561,581
Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,318

The valuation and useful lives of the intangible assets by component and assignment to reportable segments are as follows (in thousands):

	Home Health	Other Related Services	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years
Customer relationships	10,680	—	10,680	10 Years
Certificates of need	178,311	4,026	182,337	Indefinite

Total	$204,872	$4,026	$208,898

Goodwill	$196,857	$68,783	$265,640

The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through September 30, 2007. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

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

Nine Months Ended October 1, 2006
Net revenues	$863,991
Net income	$15,447
Net income per common share:
Basic	$0.57
Diluted	$0.56
Weighted average shares outstanding:
Basic	26,874
Diluted	27,707

The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent; (ii) amortization of identifiable intangibles related to the Healthfield acquisition; and (iii) income tax provision at a normalized tax rate of 39 percent. The information presented above is for illustrative purposes for the period ended October 1, 2006 only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 fiscal year.

Pro forma financial information presenting the combined results of operations of the Company and Carolina Vital Care, Lazarus House Hospice and Baptist Home Care as if those acquisitions had occurred on January 2, 2006 would not vary significantly from the Company’s actual results of operations for the periods presented.

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(588)	(75)	(663)	(409)	(34)	(443)

Net covenants not to compete	610	200	810	789	241	1,030
Customer relationships	16,170	1,600	17,770	14,650	1,600	16,250	7-10 Years
Less: accumulated amortization	(2,944)	(305)	(3,249)	(1,717)	(133)	(1,850)

Net customer relationships	13,226	1,295	14,521	12,933	1,467	14,400
Tradenames	17,028	—	17,028	17,028	—	17,028	10 Years
Less: accumulated amortization	(2,792)	—	(2,792)	(1,515)	—	(1,515)

Net tradenames	14,236	—	14,236	15,513	—	15,513

Subtotal	28,072	1,495	29,567	29,235	1,708	30,943
Indefinite-lived intangible assets:
Certificates of need	179,011	4,026	183,037	178,311	4,026	182,337	Indefinite

Total identifiable intangible assets	$207,083	$5,521	$212,604	$207,546	$5,734	$213,280

Goodwill	$205,150	$70,950	$276,100	$204,008	$70,951	$274,959

For the third quarter and first nine months of fiscal 2007, the Company recorded amortization expense of approximately $1.0 million and $2.9 million, respectively, as compared to $1.0 million and $2.4 million for the corresponding periods of fiscal 2006. The estimated amortization expense for the remainder of 2007 is $1.0 million and for each of the next five succeeding years approximates $4.0 million for fiscal years 2008 through 2009, $3.8 million for fiscal year 2010 and $3.7 million for fiscal years 2011 through 2012.

During the first nine months of 2007, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of the Baptist Home Care acquisition (see Note 5) and goodwill decreased by $0.4 million as a result of adjustment of certain net operating loss carryforwards relating to Healthfield.

7. Restructuring and Integration Costs

During the third quarter and first nine months of fiscal 2007, the Company recorded restructuring and integration costs of approximately $0.6 million and $2.2 million, respectively, as compared to $1.7 million and $4.4 million for the corresponding periods of 2006, as further described below.

Integration Activities

The Company recorded charges of $0.6 million and $2.1 million during the third quarter and first nine months of fiscal 2007, respectively, as compared to $1.7 million and $3.7 million for the third quarter and first nine months of 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges include severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the Company’s former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. The Company expects to incur additional integration costs during fiscal 2007, primarily related to back office and systems integration, but the aggregate amount of such costs cannot be determined at this time.

Other Related Services Restructuring Activities

During the first nine months of fiscal 2007, the Company recorded charges of $0.1 million and in the fourth quarter of fiscal 2006 recorded charges of $0.9 million, in connection with a restructuring plan associated with its hospice operations. Charges include severance costs in connection with the termination of personnel and lease costs associated with the closing of some facilities. The Company substantially completed this restructuring during the third quarter of 2007.

The costs incurred and cash expenditures associated with restructuring and integration activities for Home Health and Other Related Services were as follows (in thousands):

	Integration Activities			Other Related Services
	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Beginning balance at January 1, 2006	$—	$—	$—	$—	$—	$—
Charge in 2006	3,205	2,925	6,130	748	125	873
Cash expenditures	(2,347)	(2,221)	(4,568)	(325)	(125)	(450)
Asset write-off	—	(702)	(702)	—	—	—

Ending balance at December 31, 2006	858	2	860	423	—	423
Charge in first quarter 2007	559	417	976	1	(2)	(1)
Cash expenditures	(838)	(393)	(1,231)	(309)	2	(307)

Ending balance at April 1, 2007	579	26	605	115	—	115
Charge in second quarter 2007	186	307	493	25	127	152
Cash expenditures	(273)	(315)	(588)	(25)	(119)	(144)

Ending balance at July 1, 2007	492	18	510	115	8	123
Charge in third quarter 2007	412	159	571	(19)	1	(18)
Cash expenditures	(262)	(177)	(439)	(64)	(9)	(73)

Ending balance at September 30, 2007	$642	$—	$642	$32	$—	$32

CareCentrix Restructuring Activities

During the first nine months of fiscal 2006, the Company recorded charges of $0.7 million in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract entered into in late 2005. The Company completed this restructuring during the second quarter of fiscal 2006.

Other Restructuring Activities

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $1.0 million at September 30, 2007 and $1.1 million at December 31, 2006. The balance of unpaid charges relating to all restructuring and integration activities aggregated $1.6 million at September 30, 2007 and $2.4 million at December 31, 2006, which was included in other accrued expenses in the consolidated balance sheets.

8. Earnings Per Share

Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$8,191	$5,314	$23,982	$15,264

Basic weighted average common shares outstanding	27,955	27,178	27,729	26,207
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	847	805	835	833

Diluted weighted average common shares outstanding	28,802	27,983	28,564	27,040

Net income per common share:
Basic	$0.29	$0.20	$0.86	$0.58
Diluted	$0.28	$0.19	$0.84	$0.56

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

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. At July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points and the revolving credit commitment fee was reduced to 0.375 percent on a prospective basis, effective August 1, 2007. As of September 30, 2007, the consolidated leverage ratio was 3.02.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 30, 2007, the Company was in compliance with the covenants in the credit agreement.

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

During the third quarter and first nine months of fiscal 2007, the Company made prepayments of $8.0 million and $26 million, respectively, under its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $789,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of September 30, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.4 million for fiscal 2008, $3.2 million per year for fiscal 2009 through fiscal 2011 and $304.0 million thereafter. As of September 30, 2007, the Company had outstanding borrowings under the term loan of $316.0 million. There were no borrowings outstanding under the revolving credit facility as of September 30, 2007.

Total outstanding letters of credit were approximately $20.1 million at September 30, 2007 and December 31, 2006. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $1.9 million at September 30, 2007 and $2.7 million at December 31, 2006.

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

Other

The Company has equipment capitalized under capital lease obligations. At September 30, 2007 and December 31, 2006, long-term capital lease obligations were $1.1 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated financial statements. The current portion of obligations under capital leases was $1.2 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the third quarter and first nine months of fiscal 2007, net interest expense was approximately $5.8 million and $18.2 million, respectively, which included interest income of $0.8 million and $2.4 million, respectively. For fiscal 2006, net interest expense for the third quarter and first nine months was $6.5 million and $14.9 million, respectively, which included interest income of $0.9 million and $2.5 million, respectively. Net interest expense for all periods consisted primarily of interest expense associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income earned on short-term investments and existing cash balances.

10. Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2007 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2006	27,483,789	$2,748	$298,450	$(25,220)	$(886)	$(767)	$274,325
Comprehensive income:
Net income	—	—	—	23,982	—	—	23,982
Unrealized gain on interest rate swap, net of tax	—	—	—	—	166	—	166

Total comprehensive income	—	—	—	23,982	166	—	24,148
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,520	—	—	—	1,520
Equity-based compensation expense	—	—	5,085	—	—	—	5,085
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	549,832	55	6,953	—	—	—	7,008
Treasury stock received from Healthfield escrow (11,574 shares)	—	—	—	—	—	(232)	(232)

Balance at September 30, 2007	28,033,621	$2,803	$312,008	$(1,238)	$(720)	$(999)	$311,854

Comprehensive income amounted to $7.9 million and $4.2 million for the third quarter of fiscal 2007 and fiscal 2006, respectively, and $24.1 million and $14.1 million for the first nine months of fiscal 2007 and 2006, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the nine months ended September 30, 2007. As of September 30, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

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

For the third quarter and first nine months of fiscal 2007, the Company recorded equity-based compensation expense of $1.6 million and $5.1 million, respectively, as compared to $1.2 million and $3.0 million, respectively, for the corresponding periods of fiscal 2006. Equity-based compensation expense is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). The weighted-average fair values of the Company’s stock options granted during the first nine months of fiscal 2007 and fiscal 2006, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Nine Months Ended
	September 30, 2007	October 1, 2006
Weighted-average fair value of options granted	$7.07	$7.28
Risk-free interest rate	4.70%	4.79%
Expected volatility	30%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2007 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes option pricing model. Assumptions for the first nine months of fiscal 2007 and fiscal 2006 are as follows:

	Nine Months Ended
	September 30, 2007		October 1, 2006
	1st offering Period	2nd offering Period	1st offering Period	2nd offering Period
Risk-free interest rate	5.09%	5.01%	4.42%	5.30%
Expected volatility	30%	23%	32%	34%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%

A summary of Gentiva stock option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	3,321,961	$12.73
Granted	872,100	19.52
Exercised	(418,994)	10.79
Cancelled	(311,705)	18.01

Balance as of September 30, 2007	3,463,362	$14.20	7.01	$17,354,929

Exercisable Options	1,562,498	$9.10	5.08	$15,799,172

During the first nine months of fiscal 2007, the Company granted 872,100 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $19.52 and a weighted-average, grant-date fair value of $7.07. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and October 1, 2006 was $3.9 million and $7.9 million, respectively.

As of September 30, 2007, the Company had $6.6 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options that vested during the first nine months of fiscal 2006 was $2.0 million. There were no options that vested during the first nine months of fiscal 2007.

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

13. Income Taxes

The Company recorded a federal and state income tax provision of $5.8 million for the third quarter of fiscal 2007, of which $0.7 million represented a current tax benefit and $6.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.4 percent for the quarter ended September 30, 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.2 percent) and (ii) state taxes and other items, partially offset by tax exempt interest (approximately 4.2 percent).

For the nine months ended September 30, 2007, the Company recorded a federal and state income tax provision of $17.5 million representing a current tax provision of $1.8 million and a deferred tax provision of $15.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first nine months of 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.4 percent) and (ii) state taxes and other items, partially offset by tax exempt interest and a change in the state valuation allowance (approximately 4.7 percent).

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

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 22.5 percent for the quarter ended October 1, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 4.8 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.3 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 11.6 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 10.0 percent).

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.5 percent for the first nine months of fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.4 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 3.3 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.8 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	September 30, 2007	December 31, 2006
Deferred tax assets
Current:
Reserves and allowances	$11,531	$14,017
Federal net operating loss and other carryforwards	6,392	13,373
Other	3,639	3,053

Total current deferred tax assets	21,562	30,443
Noncurrent:
Intangible assets	44,610	49,453
State net operating loss	8,438	8,689
Less: valuation allowance	(4,295)	(4,191)

Total noncurrent deferred tax assets	48,753	53,951

Total deferred tax assets	70,315	84,394

Deferred tax liabilities:
Noncurrent:
Fixed assets	(1,453)	(2,828)
Intangible assets	(81,068)	(82,227)
Developed software	(10,427)	(7,316)
Acquisition reserves	(1,545)	(1,513)
Other	(361)	(1,132)

Total non-current deferred tax liabilities	(94,854)	(95,016)

Net deferred tax liabilities	$(24,539)	$(10,622)

At September 30, 2007, the Company had a federal tax credit carryforward of $1.9 million and federal net operating loss carryforwards of $12.7 million, which begin to expire in 2025. The federal net operating loss carryforwards of $12.7 million are from the Healthfield acquisition and are subject to Internal Revenue Code §382 limitations. Deferred tax assets relating to federal net operating loss carryforwards approximate $4.4 million. In addition, the Company had state net operating loss carryforwards of approximately $169 million, which expire between 2007 and 2026. Deferred tax assets relating to state net operating loss carryforwards approximate $8.4 million. A valuation allowance of $4.3 million at September 30, 2007 and $4.2 million at December 31, 2006 has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

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

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of September 30, 2007 and December 30, 2006, the Company had approximately $0.6 million and $0.7 million, respectively, of accrued interest related to uncertain tax positions.

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

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.

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

Corporate Expenses

Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment, as well as equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax compliance, risk management, procurement, marketing, legal, regulatory compliance and human resource benefits and administration.

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

For the third quarter and first nine months of fiscal 2007, net revenues relating to the Company’s participation in Medicare amounted to $151.7 million and $453.9 million, respectively, of which $137.1 million and $409.1 million, respectively, was included in the Home Health segment and $14.6 million and $44.8 million, respectively, was included in the Other Related Services segment.

For the third quarter and nine months ended October 1, 2006, net revenues relating to the Company’s participation in Medicare amounted to $136.1 million and $367.9 million, respectively, of which $119.1 million and $329.9 million, respectively, were included in the Home Health segment and $17.0 million and $38.0 million, respectively, were included in the Other Related Services segment. Revenues from Cigna amounting to $62.3 million and $52.1 million for the third quarter of fiscal 2007 and 2006, respectively, and $176.7 million and $160.2 million for the first nine months of fiscal 2007 and 2006, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Hospice	$16,633	$19,834	$49,907	$44,604
Respiratory services and HME	9,708	8,322	28,776	19,772
Infusion therapies	2,839	3,006	9,050	7,032
Consulting services	1,147	886	3,489	2,663

Total net revenues	$30,327	$32,048	$91,222	$74,071

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		Other Related Services		Total
For the three months ended September 30, 2007 (unaudited)
Net revenue - segments	$204,410		$75,295		$30,327		$310,032

Intersegment revenues							(950)

Total net revenue							$309,082

Operating contribution	$30,895	(1)	$6,949		$2,762	(1)	$40,606

Corporate expenses							(15,857	)(1)
Depreciation and amortization							(5,007)
Interest expense, net							(5,754)

Income before income taxes							$13,988

For the three months ended October 1, 2006 (unaudited)
Net revenue - segments	$192,343		$64,829		$32,048		$289,220

Intersegment revenues							(3,051)

Total net revenue							$286,169

Operating contribution	$23,567	(1)	$5,661		$6,333		$35,561

Corporate expenses							(17,769	)(1)
Depreciation and amortization							(4,393)
Interest expense, net							(6,546)

Income before income taxes							$6,853

For the nine months ended September 30, 2007 (unaudited)
Net revenue - segments	$614,335		$214,511		$91,222		$920,068

Intersegment revenues							(4,167)

Total net revenue							$915,901

Operating contribution	$91,984	(1)	$21,890		$10,228	(1)	$124,102

Corporate expenses							(49,729	)(1)
Depreciation and amortization							(14,705)
Interest expense, net							(18,213)

Income before income taxes							$41,455

Segment assets	$546,119		$58,825		$100,399		$705,343

Intersegment assets							(277)
Corporate assets							175,860

Total assets							$880,926

For the nine months ended October 1, 2006 (unaudited)
Net revenue - segments	$549,791	(2)	$199,411	(3)	$74,071		$823,273

Intersegment revenues							(9,803)

Total net revenue							$813,470

Operating contribution	$68,996	(1),(2)	$18,346	(3)	$13,839		$101,181

Corporate expenses							(50,884	)(1)
Depreciation and amortization							(11,391)
Interest income, net							(14,863)

Income before income taxes							$24,043

Segment assets	$527,522		$49,870		$93,492		$670,884

Intersegment assets							(1,048)
Corporate assets							170,425

Total assets							$840,261

(1)	For the third quarter and first nine months of 2007 and 2006, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration and restructuring activities relating to the Healthfield acquisition (dollars in millions):

	3rd Quarter		Nine Months
	2007	2006	2007	2006
Home Health	$0.1	$0.6	$0.6	$1.7
Other Related Services	—	—	0.1	—
Corporate expenses	0.5	1.1	1.5	2.0

Total	$0.6	$1.7	$2.2	$3.7

(2)	The Home Health segment net revenues and operating contribution for the first nine months of fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. (See Note 12.)

(3)	For the first nine months ended October 1, 2006, CareCentrix operating contribution included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two regional care centers. (See Note 7.)

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

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels, including changes to the Medicare home health Prospective Payment System adopted August 2007;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenue associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•

ability to successfully integrate the operations of Healthfield and other acquisitions the Company may make to achieve synergies and operational efficiencies from the acquisitions within expected timeframes;

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

Overview

Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health and related services. Gentiva serves patients through more than 300 locations in 35 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of approximately 4,000 third-party provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

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

Significant Developments

Healthfield Acquisition

On February 28, 2006, the Company completed the acquisition of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states, for $466 million in cash and shares of Gentiva common stock. Total consideration included transaction costs and post-closing adjustments. The Company funded the purchase price from approximately $363 million of borrowings under a new senior term loan facility, approximately 3.2 million shares of Gentiva common stock and the remainder from existing cash balances. A portion of the purchase price was used to refinance Healthfield’s existing net indebtedness.

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

The comparison of results of operations between the first nine months of fiscal 2007 and 2006 has been impacted significantly by the inclusion of the operating results of former Healthfield locations for approximately seven months of fiscal 2006 versus the full first nine months of fiscal 2007.

Results of Operations

Revenues

The Company’s net revenues increased by $22.9 million, or 8.0 percent, to $309.1 million for the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006. For the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006, net revenues increased by $102.4 million, or 12.6 percent, to $915.9 million from $813.5 million.

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Third Quarter			First Nine Months
	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Home Health	$204.4	$192.3	6.3%	$614.3	$549.8	11.7%
CareCentrix	75.3	64.8	16.2%	214.5	199.4	7.6%
Other Related Services	30.3	32.1	(5.6%)	91.2	74.1	23.1%
Intersegment revenues	(0.9)	(3.0)	(70.0%)	(4.1)	(9.8)	(58.2%)

Total net revenues	$309.1	$286.2	8.0%	$915.9	$813.5	12.6%

A summary of the Company’s net revenues by payer follows:

(Dollars in millions)	Third Quarter			First Nine Months
	2007	2006	Percentage Variance	2007	2006	Percentage Variance
Medicare
Home Health	$137.1	$119.1	15.1%	$409.1	$329.9	24.0%
Other	14.6	17.0	(14.1%)	44.8	38.0	17.9%

Total Medicare	151.7	136.1	11.5%	453.9	367.9	23.4%
Medicaid and Local Government	37.9	45.5	(16.7%)	116.5	132.4	(12.0%)
Commercial Insurance and Other	119.5	104.6	14.2%	345.5	313.2	10.3%

	$309.1	$286.2	8.0%	$915.9	$813.5	12.6%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2007 net revenues were $204.4 million, up $12.1 million or 6.3 percent from $192.3 million in the prior year period. For the first nine months of fiscal 2007, net revenues were $614.3 million, a $64.5 million or 11.7 percent increase compared to $549.8 million for the corresponding period of fiscal 2006.

The increase in net revenues for the first nine months of 2007 as compared to the first nine months of 2006 was positively impacted by the acquisition of Healthfield, whose home health revenues averaged $18 million per month. Healthfield revenues were included for seven months in the 2006 period as compared to a full nine months in fiscal 2007. As a result of a commingling of business and resources between legacy Gentiva branch locations and former Healthfield branch locations in selected markets in the southeast United States, it is not possible to provide specific net revenue information for former Healthfield locations for fiscal 2007.

Revenues generated from Medicare were $137.1 million in the third quarter of 2007, an increase of 15.1 percent as compared to $119.1 million in the third quarter of 2006. The majority of Medicare revenue growth resulted from increased volume in specialty programs in both new and existing locations as well as growth in traditional Medicare home health business and higher revenue per admission due to increases in the mix of patients with higher acuity level and reimbursement rate changes as noted below.

Medicare reimbursement rate changes included a 3.3 percent market basket increase that became effective for patients on service on or after January 1, 2007, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specially defined rural areas of the country (referred to as the rural add-on provision). These changes resulted in an overall rate change of about 2.5 percent in 2007 as compared to 2006.

Medicare revenues represented approximately 67 percent of total Home Health revenues in the 2007 third quarter as compared to 62 percent of total Home Health revenues in the 2006 third quarter. Medicare revenues increased by 15 percent, for the third quarter of 2007 as compared to the corresponding 2006 period and, for branch locations that were part of either Gentiva or Healthfield for more than one year, increased by 14 percent for the first nine months of 2007 as compared to the corresponding period of fiscal 2006.

For the nine months ended September 30, 2007, revenues generated from Medicare increased $79.2 million to $409.1 million from $329.9 million for the nine months ended October 1, 2006, due to the reasons noted above. This period to period comparison was also impacted by a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the PRRB related to the reopening of its 1999 cost reports.

Revenues from all other payer sources were $67.3 million in the third quarter of 2007 and $73.2 million in the third quarter of 2006. For the first nine months of fiscal 2007 and fiscal 2006, revenues from all other payer sources were $205.2 million and $219.9 million, respectively. The decreases for the third quarter and first nine months of 2007 compared to the corresponding periods of 2006 resulted primarily from a reduction in hourly Medicaid and Local Government revenues (approximately $5 million and $16 million, respectively) offset somewhat by incremental revenues from former Healthfield locations for the first nine months of 2007. The decrease in legacy Gentiva locations is primarily due to the Company’s decision to exit certain low margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Third quarter 2007 net revenues were $75.3 million, a 16.2 percent increase from $64.8 million reported in the prior year period. For the first nine months of fiscal 2007, net revenues were $214.5 million, a 7.6 percent increase compared to $199.4 million for the corresponding period of fiscal 2006. The increase in net revenues for the third quarter and first nine months is due primarily to membership increases in Cigna’s PPO and Open Access plans offset somewhat, for the nine month period, by the absence of transitional revenues of approximately $9 million due to contractual changes with Cigna implemented during the first quarter of 2006. Revenues derived from Cigna increased by approximately $10.2 million and $16.5 million, respectively, in the third quarter and first nine months of 2007 as compared to the corresponding periods of the prior year.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups and include hospice, respiratory therapy and HME services, and infusion therapy net revenues, as well as revenues derived from consulting. Third quarter and first nine months of fiscal 2007 net revenues were $30.3 million and $91.2 million, respectively, as compared to the third quarter and first nine months of fiscal 2006 net revenues of $32.1 million and $74.1 million, respectively. In comparing revenues for the third quarters of fiscal 2007 and fiscal 2006, revenue increases in respiratory services and HME and consulting services were offset primarily by a decline in hospice services. The decline in hospice revenue reflected the impact of certain restructuring activities which commenced during the second half of 2006. The increase in revenues in the first nine months of fiscal 2007 was due primarily to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Medicaid and Local Government revenues amounted to $6.3 million and $18.4 million for the third quarter and first nine months of 2007 as compared to $6.7 million and $15.8 million for the corresponding periods of 2006, respectively. Revenues derived from Commercial Insurance and Other payers for the third quarter and first nine months of 2007 were $9.4 million and $28.0 million, respectively, as compared to $8.3 million and $20.2 million for the third quarter and first nine months of 2006, respectively.

Gross Profit

(Dollars in millions)	Third Quarter			First Nine Months
	2007	2006	Variance	2007	2006	Variance
Gross profit	$130.0	$117.9	$12.1	$390.5	$338.7	$51.8
As a percent of revenues	42.1%	41.2%	0.9%	42.6%	41.6%	1.0%

Gross profit in the fiscal 2007 periods increased primarily from increased revenues and improvements in gross margin percentage, as compared to the corresponding periods of 2006.

As a percentage of revenues, gross profit of 42.1 percent in the third quarter of 2007 represented a 0.9 percentage point increase as compared to the third quarter of 2006. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to significant changes in business mix were somewhat offset by growth in the lower gross margin CareCentrix business and incremental depreciation in the respiratory therapy and HME business due to a change in early 2007 in the estimated useful lives of certain equipment. The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. These changes in revenue mix contributed to an increase in gross margin within the Home Health segment from 47.6 percent in the third quarter of 2006 to 50.4 percent in the third quarter of 2007.

In addition to reasons noted above, the increase in gross margin percentage for the nine months period of 2007 reflected the full impact of the Healthfield acquisition and the corresponding increase in Medicare revenue at a traditionally higher gross margin than certain other business lines as well as productivity gains in the clinician workforce. This increase was partially offset by the Medicare special item recorded in the first quarter of 2006, as discussed above, which had a positive impact on gross profit of $1.9 million or 0.2 percent of revenues in the first nine months of 2006 and the positive impact of a $0.6 million change in estimate related to prior period contract revenue in CareCentrix.

Gross profit was impacted by depreciation expense of $1.3 million and $3.8 million in the third quarter and first nine months of 2007, respectively, as compared to $0.9 million and $2.0 million for the third quarter and first nine months of 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million to $110.3 million for the quarter ended September 30, 2007, as compared to $104.5 million for the quarter ended October 1, 2006, and $31.0 million to $330.8 million for the nine months ended September 30, 2007, as compared to $299.8 million for the nine months ended October 1, 2006.

The increase of $5.8 million for the third quarter of 2007 as compared to the corresponding period of 2006 was primarily attributable to (i) the Other Related Services segment (approximately $2 million) due to continuing investments in infrastructure and capacity necessary to accelerate future growth, (ii) incremental provision for doubtful accounts of approximately $1 million related to certain receivable balances in the Other Related Services segment, (iii) Home Health segment field operating costs (approximately $4 million) to support higher revenue volume in the 2007 period as compared to the 2006 period, (iv) incremental equity-based compensation costs (approximately $0.4 million) and (v) increased depreciation and amortization expense (approximately $0.5 million).

The increase of $31.0 million for the first nine months of 2007 as compared to the first nine months of 2006 was primarily attributable to the impact of the Healthfield acquisition. Selling, general and administrative expenses associated with Healthfield’s corporate and field locations, which averaged about $10 million per month in fiscal 2006, were included for about seven months (from February 28, 2006, the Healthfield acquisition date), in the first nine months of 2006 but were included in the entire first nine months of 2007. As a result of commingling of business and resources between legacy Gentiva locations and former Healthfield locations, it is not possible to provide specific selling, general and administrative expense information for former Healthfield locations for the fiscal 2007 period.

In addition to the impact of the Healthfield acquisition, selling, general and administrative expenses also increased during the first nine months of 2007 due to (i) investments in the Other Related Services segment as noted above, (ii) incremental provision for doubtful accounts of approximately $1 million related to certain receivable balances in the Other Related Services segment, (iii) increased costs in the Home Health segment to support higher revenue volume, (iv) incremental costs of $2.1 million relating to equity-based compensation, which was $5.1 million for the first nine months of 2007 and $3.0 million for the first nine months of 2006, (v) incremental depreciation and amortization expense of $1.5 million as noted below and (vi) incremental costs of approximately $3 million for employees and consultants to support information services and the Company’s strategic technology projects, including the Company’s new LifeSmart clinical management system.

These increases during the first nine months of 2007 were offset somewhat by synergies realized in connection with the consolidation of certain Gentiva and Healthfield back office functions as well as lower restructuring and integration costs relating to the Healthfield acquisition and CareCentrix restructuring activities in the 2006 nine month period. The aggregate amount of restructuring and integration costs were $2.2 million for the first nine months of 2007 and $4.4 million for the first nine months of 2006.

Depreciation and amortization expense included in selling, general and administrative expenses were $3.7 million and $10.9 million for the third quarter and first nine months of 2007, respectively, as compared to $3.5 million and $9.4 million for the corresponding periods of 2006.

Interest Expense and Interest Income

For the third quarter and first nine months of fiscal 2007, net interest expense was approximately $5.8 million and $18.2 million, respectively, which included interest income of $0.8 million and $2.4 million, respectively. For fiscal 2006, net interest expense for the third quarter and first nine months was $6.5 million and $14.9 million, respectively, including interest income of $0.9 million and $2.5 million, respectively. Net interest expense for all periods consisted primarily of interest expense associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income earned on short-term investments and existing cash balances.

Income before Income Taxes

Components of income before income taxes were as follows:

(Dollars in millions)	Third Quarter			First Nine Months
	2007	2006	Variance	2007	2006	Variance
Operating Contribution:
Home Health	$30.9	$23.6	$7.3	$92.0	$69.0	$23.0
CareCentrix	6.9	5.7	1.2	21.9	18.4	3.5
Other Related Services	2.8	6.3	(3.5)	10.2	13.8	(3.6)

Total Operating Contribution	40.6	35.6	5.0	124.1	101.2	22.9
Corporate expenses	(15.9)	(17.8)	1.9	(49.7)	(50.9)	1.2
Depreciation and amortization	(5.0)	(4.4)	(0.6)	(14.7)	(11.4)	(3.3)
Interest (expense) income, net	(5.7)	(6.5)	0.8	(18.2)	(14.9)	(3.3)

Income before income taxes	$14.0	$6.9	$7.1	$41.5	$24.0	$17.5
As a percent of revenues	4.5%	2.4%	2.1%	4.5%	3.0%	1.5%

Income Taxes

The Company recorded a federal and state income tax provision of $5.8 million for the third quarter of fiscal 2007, of which $0.7 million represented a current tax benefit and $6.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.4 percent for the quarter ended September 30, 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.2 percent) and (ii) state taxes and other items, partially offset by tax exempt interest (approximately 4.2 percent).

For the nine months ended September 30, 2007, the Company recorded a federal and state income tax provision of $17.5 million representing a current tax provision of $1.8 million and a deferred tax provision of $15.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first nine months of 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.4 percent) and (ii) state taxes and other items, partially offset by tax exempt interest and a change in the state valuation allowance (approximately 4.7 percent).

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

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 22.5 percent for the quarter ended October 1, 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 4.8 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.3 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 11.6 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 10.0 percent).

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.5 percent for the first nine months of 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.4 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 4.2 percent), offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 3.3 percent) and (iv) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.8 percent).

Net Income

For the third quarter of fiscal 2007, net income was $8.2 million, or $0.28 per diluted share, compared with net income of $5.3 million, or $0.19 per diluted share, for the corresponding period of 2006.

For the first nine months of fiscal 2007, net income was $24.0 million, or $0.84 per diluted share, compared with net income of $15.3 million, or $0.56 per diluted share, for the first nine months of fiscal 2006.

Net income for the 2007 third quarter and first nine months reflected a pre-tax charge of $0.6 million, or $0.02 per diluted share, and $2.2 million, or $0.05 per diluted share, respectively, relating to restructuring and integration costs. In addition, net income per diluted share for the 2007 third quarter and first nine months included a net cost of $0.03 and $0.13 per diluted share, respectively, representing a pre-tax charge of $1.6 million and $5.1 million, respectively, associated with equity-based compensation charges and the respective impact on the Company’s effective tax rate.

Net income for the 2006 third quarter and first nine months reflected (i) a pre-tax charge of $1.7 million, or $0.04 per diluted share, and $4.4 million, or $0.10 per diluted share, respectively, relating to restructuring and integration costs and (ii) a net cost of $0.04 and $0.10 per diluted share, respectively, representing a pre-tax charge of $1.2 million and $3.0 million, respectively, associated with equity-based compensation charges and the respective impact on the Company’s effective tax rate. In addition, net income per diluted share for the 2006 first nine months included a special item related to Medicare which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements.

During the third quarter of 2007, cash provided by operating activities was $20.9 million and cash generated from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) was $0.5 million. In the 2007 third quarter, the Company used $7.0 million of cash for capital expenditures, $3.8 million in the acquisition of Baptist Home Care and $8.0 million on voluntary debt prepayments relating to the Company’s term loan.

The Company generated net cash from operating activities of $42.4 million in the nine months ended September 30, 2007 as compared to net cash from operating activities of $45.3 million in the nine months ended October 1, 2006. The decrease of $2.9 million in net cash provided by operating activities between the 2006 and 2007 periods was primarily driven by changes in accounts receivable and other assets ($42.3 million) offset by changes impacting the statement of income ($24.0 million) and changes in current liabilities and other items ($15.4 million) between the 2006 and 2007 reporting periods. Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30, 2007	October 1, 2006	Variance
OPERATING ACTIVITIES:
Net income	$23,982	$15,264	$8,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,705	11,391	3,314
Amortization of debt issuance costs	763	759	4
Provision for doubtful accounts	6,644	5,416	1,228
Reversal of tax audit reserves	—	(800)	800
Equity-based compensation expense	5,085	2,951	2,134
Windfall tax benefits associated with equity-based compensation	(788)	(1,729)	941
Deferred income tax expense	15,725	8,909	6,816

Total cash provided by operations prior to changes in assets and liabilities	$66,116	$42,161	$23,955

The $24.0 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2006 and 2007 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, deferred income taxes and equity-based compensation expense.

The comparison of cash flow from operating activities between the first nine months of 2006 and 2007 was negatively impacted by $40.7 million resulting from changes in net accounts receivable represented by a $0.9 million reduction during the 2006 reporting period and a $39.8 million increase during the 2007 reporting period. These changes were exclusive of accounts receivable of acquired businesses as of the respective acquisition dates and the impact of the provision for doubtful accounts during each reporting period.

The increase in accounts receivable for the 2007 period was due primarily to revenue growth in the Company’s CareCentrix and Home Health businesses ($7 million and $7 million, respectively), as well as (i) delays in cash received due to a change in the intermediary assigned to process Medicare claims for the respiratory therapy and HME business, (ii) short-term delays in certain billing and collection activities associated with ongoing billing center consolidation activity, and (iii) the reclassification of approximately $2 million in customer credits from accounts receivable to other accrued expenses. Cash flow from operating activities was positively impacted by $13.9 million as a result of changes in current liabilities of $18.3 million in the 2007 period and $4.4 million in the 2006 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the nine month fiscal period ended September 30, 2007 follows (in thousands):

	For the Nine Months Ended
	September 30, 2007	October 1, 2006	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$766	$(8,190)	$8,956
Payroll and related taxes	8,005	5,496	2,509
Deferred revenue	7,996	(2,745)	10,741
Medicare liabilities	386	1,518	(1,132)
Cost of claims incurred but not reported	1,713	(2,038)	3,751
Obligations under insurance programs	1,697	1,571	126
Other accrued expenses	(2,295)	8,750	(11,045)

Total changes in current liabilities	$18,268	$4,362	$13,906

The primary drivers for the $13.9 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact on cash of $9.0 million, and payroll and related taxes, which had a positive impact of $2.5 million, between the 2006 and 2007 reporting periods primarily related to the timing of payments.

•	Deferred revenue, which had a positive impact of $10.7 million between the 2006 and 2007 reporting periods, exclusive of businesses acquired, primarily due to growth in Medicare revenues.

•

Medicare liabilities, which had a negative impact of $1.1 million between the 2006 and 2007 reporting periods, primarily related to the repayment associated with corrections CMS made to the Medicare hospice cap amounts for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004 as further described below.

•

Cost of claims incurred but not reported, which had a positive impact of $3.7 million on the changes in operating cash flows between the 2006 and 2007 reporting periods, associated with growth in the Company’s CareCentrix business and timing of claims adjudication.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $0.1 million between the 2006 and 2007 reporting periods, primarily as a result of an increase in workers’ compensation and health and welfare benefit liabilities due to an increase in the number of covered associates, offset by continuing favorable trends in workers’ compensation and malpractice claims.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $11.0 million between the 2006 and 2007 reporting periods, due primarily to accrued interest payable associated with the credit agreement and incentive and commission payments during the first nine months of fiscal 2007, as well as changes in various other accrued expenses.

Working capital at September 30, 2007 was approximately $123 million, an increase of $7 million as compared to approximately $116 million at December 31, 2006, primarily due to:

•	a $33 million increase in accounts receivable, due to the reasons noted above; and

•	a $3 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs, offset somewhat by:

•	a $9 million decrease in deferred tax assets; and

•

a $20 million increase in current liabilities, consisting of increases in payroll and related taxes ($8 million), deferred revenue ($8 million), cost of claims incurred but not reported ($2 million), obligations under insurance programs ($2 million), accounts payable ($1 million), and current portion of long term debt ($2 million), partially offset by a decrease in other accrued expenses ($3 million). The changes in current liabilities are described above in the discussion on changes in current liabilities that impacted cash flow from operating activities.

Days Sales Outstanding (“DSO”) as of September 30, 2007 were 63 days, an increase of seven days from December 31, 2006. The increase was due primarily to normal seasonal patterns and revenue growth primarily in the CareCentrix and Medicare business, as well as, (i) delays in cash received due to a change in the intermediary assigned to process Medicare claims for our HME and respiratory services business, (ii) short-term delays in certain billing and collection activities associated with ongoing billing center consolidation activity, and (iii) the reclassification of approximately $2 million in customer credits from accounts receivable to other accrued expenses.

Accounts receivable attributable to major payer sources of reimbursement at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$92,130	$46,030	$32,796	$8,617	$4,687
Medicaid and Local Government	23,578	11,576	7,110	2,925	1,967
Commercial Insurance and Other	101,703	63,733	18,825	10,131	9,014
Self - Pay	7,226	761	1,679	2,176	2,610

Gross Accounts Receivable	$224,637	$122,100	$60,410	$23,849	$18,278

	December 31, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$76,105	$35,794	$28,882	$8,445	$2,984
Medicaid and Local Government	24,175	12,064	7,581	2,410	2,120
Commercial Insurance and Other	84,089	49,129	20,101	8,375	6,484
Self - Pay	6,985	569	1,401	1,638	3,377

Gross Accounts Receivable	$191,354	$97,556	$57,965	$20,868	$14,965

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Medicare	49%	48%	50%	45%
Medicaid and Local Government	12%	16%	13%	16%
Commercial Insurance and Other	39%	36%	37%	39%

	100%	100%	100%	100%

In November 2006, CMS announced an increase of 3.3 percent in Medicare home health rates (the “market basket increase”) for episodes ending on or after January 1, 2007 and the elimination of a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural-areas of the country (the “rural add-on provision”) for episodes that begin on or after January 1, 2007. In August 2007, CMS issued its final rule that contains refinements to the Medicare home health prospective payment system including, among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000, and a rate update for calendar year 2008. The rule becomes effective on January 1, 2008.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment. On April 20, 2007, CMS released a transmittal which described corrections to the Medicare hospice cap amount for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004. Based on the notifications received from CMS through September 30, 2007, the Company believes that the aggregate amount to be repaid as a result of Medicare hospice cap corrections for the aforementioned periods approximates $1.3 million, of which the Company has repaid approximately $1.1 million. The Company has filed a claim for substantially all of this amount under the indemnification provisions of a previous acquisition agreement under Healthfield.

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

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the third quarter and first nine months of fiscal 2007, Cigna accounted for approximately 20 percent and 19 percent of the Company’s total net revenues, respectively, compared to approximately 18 percent and 20 percent for the third quarter and first nine months of fiscal 2006, respectively. The increase for the third quarter of 2007 as compared to the 2006 period is primarily attributable to contractual rate changes and membership increases in Cigna’s PPO and Open Access plans. For the nine month period, the decline in Cigna revenues as a percent of the Company’s total net revenues is primarily attributable to revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of changes in the Cigna contract in the 2006 period, partially offset by the Cigna membership growth and contractual rate changes noted above. Effective February 1, 2006, the Company no longer provides respiratory therapy services and certain home medical equipment services under its Cigna contract. However, the Company extended its relationship with Cigna by entering into an amendment to its contract in October 2005 relating to the coordination of the provision of direct home nursing and related services, home infusion services and certain other specialty medical equipment. The term of the contract, as now amended, extends to January 31, 2009, and automatically renews thereafter for additional one year terms unless terminated. Each party has the right to terminate at the end of each subsequent one year term by providing at least 90 days advance written notice to the other party prior to the start of the new term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent of total net revenues for both the third quarter and first nine months of fiscal 2007, and 6 percent and 7 percent of total net revenues for the third quarter and first nine months of fiscal 2006, respectively.

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

The Company is also subject to a revolving credit commitment fee equal to 0.5 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. The commitment fee will be reduced to 0.375 percent per annum if the Company’s consolidated leverage ratio (as defined in the agreement) is less than 3.5. At July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points and the revolving credit commitment fee was reduced to 0.375 percent on a prospective basis, effective August 1, 2007. As of September 30, 2007, the consolidated leverage ratio was 3.02.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 30, 2007, the Company was in compliance with the covenants in the credit agreement.

During the third quarter and first nine months of fiscal 2007, the Company made prepayments of $8.0 million and $26.0 million, respectively, under its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $789,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of September 30, 2007, maturities under the term loan were as follows: no maturities through fiscal 2007, $2.4 million for fiscal 2008, $3.2 million per year for fiscal 2009 through fiscal 2011 and $304.0 million thereafter. As of September 30, 2007, the Company had outstanding borrowings under the term loan of $316.0 million. There were no borrowings outstanding under the revolving credit facility as of September 30, 2007.

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

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 30, 2007 were $19.5 million as compared to $16.3 million for the same period in fiscal 2006. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2007 will approximate $24 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $57.1 million as of September 30, 2007. The restricted cash of $22.0 million at September 30, 2007 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. As of September 30, 2007, the Company had operating funds of approximately $4.0 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2007. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first nine months of 2007. As of September 30, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.

As of October 24, 2007, the Company has an effective shelf registration statement under which the Company may from time to time offer debt securities, guarantees, preferred stock, common stock, warrants or any combination of such securities for a maximum aggregate offering amount of $300 million. Unless otherwise described in future prospectus supplements, the Company intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, including strategic acquisitions, the repayment of debt, capital expenditures and working capital requirements.

Contractual Obligations and Commercial Commitments

As of September 30, 2007, the Company had outstanding borrowings of $316.0 million under the term loan of the credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 30, 2007 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations	$316,000	$1,577	$6,309	$6,309	$301,805
Capital lease obligations	2,300	1,213	874	213	—
Operating lease obligations	71,980	21,171	33,649	15,644	1,516
Purchase obligations	10,998	2,588	5,175	3,235	—

Total	$401,278	$26,549	$46,007	$25,401	$303,321

During the first nine months of fiscal 2007, the Company made voluntary debt prepayments of $26.0 million relating to its term loan. Prepayments have extinguished all required principal payments on the term loan through the first quarter of 2008. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments which currently approximate $0.8 million. During the second week of October 2007, the Company made additional prepayments of $1.0 million on the term loan. (See Note 9 to the consolidated financial statements.)

The Company had total letters of credit outstanding of approximately $20.1 million at September 30, 2007 and at December 31, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” The Company also had outstanding surety bonds of $1.9 million and $2.7 million at September 30, 2007 and December 31, 2006, respectively.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of September 30, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $146.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.5 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of Common Stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.4	Indenture, dated as of September 25, 2007, between Company and The Bank of New York, a New York banking corporation, as Trustee. (5)

10.1	2005 Nonqualified Retirement Plan.*

10.2	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007.*

10.3	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007.*

10.4	Amendment No. 1 to 2004 Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 9, 2007	/s/ Ronald A. Malone
Ronald A. Malone Chairman and Chief Executive Officer

Date: November 9, 2007	/s/ John R. Potapchuk
John R. Potapchuk Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of Common Stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.4	Indenture, dated as of September 25, 2007, between Company and The Bank of New York, a New York banking corporation, as Trustee. (5)

10.1	2005 Nonqualified Retirement Plan.*

10.2	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007.*

10.3	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007.*

10.4	Amendment No. 1 to 2004 Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).

*	Filed herewith