Form 10-K
period 2007-12-30
GENTIVA HEALTH SERVICES INC
filed 2008-03-13
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of registrant’s most recently completed second fiscal quarter, was $514,306,384 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 10, 2008, was 28,401,664.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2008 Annual Meeting of Shareholders is incorporated by reference into PART III.

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

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels, including changes to the Medicare home health Prospective Payment System effective January 1, 2008;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements;

•	a material shift in utilization within capitated agreements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

Introduction

Gentiva Health Services, Inc. provides comprehensive home health services throughout the United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became a publicly owned company on March 15, 2000 as a result of the issuance of the common stock of the Company to the stockholders of Olsten Corporation (“Olsten”), the former parent corporation of the Company (the “Split-Off”). Prior to the Split-Off, all of the assets and liabilities of Olsten’s health services business, formerly known as Olsten Health Services, were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA.

On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Besides strengthening and expanding the Company’s presence in the southeast United States, the acquisition of Healthfield significantly helped diversify the Company’s business mix, provide a meaningful platform for the Company to enter the hospice business and expand its specialty programs.

On February 29, 2008, the Company completed the acquisition of Home Health Care Affiliates, Inc., a provider of home health and hospice services, which operates under the names Gilbert’s Home Health and Gilbert’s Hospice Care in 14 locations in the state of Mississippi.

Information included in this annual report on Form 10-K refers to the Company’s operations conducted through its Home Health, CareCentrix® and Other Related Services reportable business segments as further described below, unless the context indicates otherwise.

Business Segments

The Company has identified three business segments for reporting purposes: Home Health, CareCentrix and Other Related Services. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy, home medical equipment (“HME”), infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 30, 2007, is contained under “Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 “Business Segment Information” to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below. As of December 30, 2007, our Home Health segment conducted its business through more than 300 locations.

The Company’s direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 37 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services to pediatric, adult and elderly patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in two divisions, each staffed with clinical, operational and sales teams. Each division is separated into four regions, which are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

The Company’s direct home nursing and therapy services operations also deliver services to customers through focused specialty programs that include:

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

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. All locations where Rehab Without Walls operates have been accredited by the Commission on Accreditation of Rehabilitation Facilities.

The specialty programs are conducted through many of the Company’s licensed and Medicare–certified agencies, except for Rehab Without Walls®, which operates from stand-alone licensed branch locations. From time to time the Company may also pilot other specialty services.

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. The Company coordinates these administrative services within three regional care centers and delivers the services through an extensive nationwide network of nearly 4,000 credentialed provider locations in all 50 states.

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

Infusion Therapy

The Company provides infusion therapy to patients at home through pharmacy locations in the southeast United States. Infusion therapy serves as a complement to Gentiva’s traditional service offerings, providing clients with a comprehensive home health provider while diversifying Gentiva’s revenue base. Services provided include: (i) enteral nutrition, (ii) antibiotic therapy, (iii) total parenteral nutrition, (iv) pain management, (v) chemotherapy, (vi) patient education and training and (vii) nutrition management.

Consulting

The Company provides consulting services to home health agencies through its Gentiva Consulting unit. These services include billing and collection activities, on-site agency support and consulting, operational support and individualized strategies for reduction of days sales outstanding.

Payers

Segment revenue mix by major payer classifications is as follows:

	2007		2006		2005
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	67%	50%	61%	51%	49%	0%
Medicaid and Local Government	16	20	20	21	27	20
Commercial Insurance and Other	17	30	19	28	24	80

Total net revenues	100%	100%	100%	100%	100%	100%

Net revenues for the CareCentrix segment were 100 percent attributable to the Commercial Insurance and Other payer group.

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which CareCentrix coordinates the provision of direct home nursing and related services through the CareCentrix network of providers, as well as home infusion services and certain other specialty medical equipment, such as insulin pumps and wound suction devices, to patients insured by Cigna. In February 2008, the Company completed an amendment of this contract and extended its national relationship with Cigna through January 31, 2011. For fiscal years 2007, 2006 and 2005, Cigna accounted for approximately 19 percent, 20 percent and 29 percent, respectively, of the Company’s total net revenues. No other commercial payer accounts for 10 percent or more of the Company’s total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CARECENTRIX®, CASEMATCH®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, GENTIVA UNIVERSITY ®, GREAT HEALTHCARE HAS COME HOME®, HEALTHFIELD®, LIFESMART®, REHAB WITHOUT WALLS® and SAFE STRIDES®, or in the process of being registered with the U.S. Patent and Trademark Office, including CROSS IN CIRCLE DESIGN(SM) and GENTIVA AND CROSS IN CIRCLE DESIGN(SM). Certain of the Company’s subsidiaries operate under trade names, including MID-SOUTH (SM), TAR HEEL(SM), TOTAL CARE(SM) and WIREGRASS(SM).

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

Business Environment

Factors that the Company believes have contributed and will contribute to the development of all of its business segments include:

•	recognition that home health services can be a cost-effective alternative to more expensive institutional care;

•	aging demographics;

•	changing family structures in which more aging people will be living alone and may be in need of assistance;

•	increasing consumer and physician awareness and interest in home health services;

•	the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home;

•	clinical specialization; and

•	medical and technological advances that allow more health care procedures and monitoring to be provided at home.

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

Marketing and Sales

Home Health and Other Related Services. In general, the Company’s home health and other related services businesses obtain patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. Referral sources for hospice services also include nursing homes, assisted living facilities, community social service organizations and faith-based organizations.

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

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. The Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services (“CMS”) website, a government website containing information on the home healthcare market in 2006, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to its nationwide network of providers and the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Other Related Services. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company has. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill.

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

Source and Availability of Personnel

Home Health and Other Related Services. To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients’ individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch® software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

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

CareCentrix. In order to serve its customers effectively, the Company contracts with providers to coordinate care and provide certain home medical equipment, home infusion therapy and traditional home health services. The inability of CareCentrix to maintain its network of providers to effectively service its customers could have a material adverse effect on the Company’s business.

Number of Persons Employed

At December 30, 2007 and December 31, 2006 the Company employed approximately 4,200 full-time administrative and sales associates. The Company also employs benefited clinical associates on both a salaried and pay-per-visit basis. At fiscal year end 2007, the Company employed approximately 3,650 benefited clinical associates, of which approximately 2,400 were salaried employees and approximately 1,250 were paid on a per visit basis; at fiscal year end 2006, the total number of benefited clinical associates approximated 3,200, of which approximately 2,400 were salaried employees and approximately 800 were paid on a per visit basis. In addition, the Company employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2007, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and other related services business was approximately 7,600, compared to approximately 8,900 in fiscal 2006. The Company believes that its relationships with its employees are generally good.

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

The Prospective Payment System (“PPS”) for reimbursement of Medicare-certified home health services was initially implemented on October 1, 2000. Although there have been few structural changes in the reimbursement methodology from the implementation date of PPS through fiscal 2007, there have been periodic adjustments to reimbursement rates during this period. For example, effective January 1, 2005, providers received a market basket increase in Medicare reimbursement of 2.5 percent; effective April 1, 2005, a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural areas of the country (the “rural add-on provision”) was eliminated; effective January 1, 2006, Medicare reimbursement rates for home health were frozen at calendar 2005 levels, except that a 5 percent rural add-on provision was adopted; and effective January 1, 2007, providers received a market basket increase in Medicare reimbursement of 3.3 percent and the 5 percent rural add-on provision was eliminated.

In August 2007, CMS issued its final rule that contained the first significant refinements to the home health PPS system since its initial implementation. Changes to the PPS system resulting from the rule, which became effective January 1, 2008, include among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of the prospective payment system in 2000, and rate update for calendar year 2008. Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006 and were further increased 3.3 percent for the period from October 1, 2007 through September 30, 2008.

In February 2008, President Bush outlined his proposed budget to begin in October 2008. The President’s proposal calls for freezing Medicare home health reimbursement payments at the 2008 level from 2009 through 2013. For Medicare hospice reimbursement, payments would be frozen at their 2008 level from 2009 through 2011.

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

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	the effects of competition;

•	the uncertainty of Medicare, Medicaid and private health insurance reimbursement;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms; and

•	our ability to integrate effectively and retain the business acquired by us through acquisitions we have made or may make.

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

Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payers’ reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments, or policies for a significant portion of our business.

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

We have entered into service agreements with a number of managed care organizations to provide, or contracted with third-party providers to provide, home nursing services, acute and chronic infusion therapies, home medical equipment and respiratory products and services to patients insured by those organizations. One such contract with Cigna accounted for 19 percent of our total net revenues for the year ended December 30, 2007. In February 2008, we extended our home healthcare contract with Cigna to January 31, 2011. The contract automatically renews thereafter for additional one year terms unless either party provides written notice to the other party at least 90 days in advance of the new term. If the Cigna contract or other significant contracts were to terminate or if there were a significant decrease in enrolled members or products and services covered under our contract with Cigna or any other organization, our financial condition and results of operations could be materially adversely affected. Likewise, an increase in costs may not be offset by a change in near-term pricing. Should this occur, profitability could be adversely affected.

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

An economic downturn, state budget pressures and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

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

The occurrence of natural disasters, terrorist acts or “mass illnesses” such as the pandemic flu, and the erosion to our business caused by such an occurrence, may adversely impact our profitability. In the affected areas, our offices may be forced to close for limited or extended periods of time, and we may face a reduced supply of clinical associates.

We may experience adverse operational impact or incur substantial expenses related to the integration of companies we may acquire.

We will incur expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of companies we may acquire. There may be a large number of systems that must be integrated with those of Gentiva, including information management, purchasing, operations, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While we may assume that a certain amount of expenses would be incurred, factors beyond our control can affect the total amount or the timing of all of the integration expenses. These expenses could exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost and revenue synergies related to the integration of the businesses following an acquisition. Failure to properly integrate acquired systems could cause business disruptions that may materially impact our financial results and operations.

If an impairment of goodwill or intangible assets were to occur, our earnings would be negatively impacted.

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amount to $276.1 million and $211.6 million, respectively, at December 30, 2007. The Company has identified three business segments for reporting purposes and has assigned these segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to the financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of these business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems, including a new clinical management system. As of December 30, 2007, the information technology systems have not been placed into a fully operational production environment, and therefore these costs are not yet being depreciated. The net carrying value of fixed assets amounted to $59.6 million at December 30, 2007, of which $27.5 million related to capitalized software costs. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write off, our results of operations could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

During 2008, we expect to complete the development and commence the implementation of a new clinical management system for use in our Home Health business. This system will involve the use of handheld devices by our clinical associates who are providing care to our patients. The continued development and rollout of this system involves substantial costs relating to salaries and benefits, consulting, travel and training costs. Development and implementation costs in excess of expectations or failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

We invest in securities that are subject to market risk and the recent issues in the financial markets could adversely affect the value of our assets.

At December 30, 2007, $31.3 million of our short-term investments were invested in AAA rated investments in auction-rate debt securities (“ARS”). ARSs are variable-rate debt securities. ARSs have a long-term maturity with the interest rate being reset every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Prior to February 2008, the auction rate securities market was highly liquid. Commencing in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. In the case of a failed auction, the Company will not be able to access these funds without a loss of principal, unless a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record impairment charges on these investments. See Notes 2 and 14 to the Company’s consolidated financial statements.

We have incurred significant indebtedness following the Healthfield acquisition and may incur additional indebtedness, which can affect our liquidity.

Following the closing of the Healthfield acquisition on February 28, 2006, we incurred indebtedness in the amount of $370 million in the form of a senior term loan. At the end of fiscal 2007, our indebtedness under the senior term loan was $310 million. As a result of this indebtedness and additional indebtedness we may incur, demands on our cash resources have increased, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock. For example, while the impact of this increased indebtedness is expected to be addressed by the combined cash flows of Gentiva and Healthfield, the increased level of indebtedness could nonetheless create competitive disadvantages for us compared to other companies with lower debt levels.

The agreement governing our term loan and revolving credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

We incurred debt in connection with our acquisition of Healthfield in February 2006 and may incur additional debt in the future. The agreement and instruments governing our term loan and revolving credit facility contain, and the agreements and instruments governing our future debt agreements may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

We are obligated for certain costs under various insurance programs, including employee health and welfare, workers’ compensation and professional liability. We may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. We maintain various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. We also may be subject to exposure relating to employment law and other related matters for which we do not maintain insurance coverage. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, should we experience a significant increase in losses resulting from workers’ compensation, professional liability or employee health and welfare claims, the resulting increase in provisions and/or required reserves could negatively affect our profitability.

Risks Related to Healthcare Regulation

Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to Medicare cap amounts, which are calculated by Medicare.

In fiscal 2007, 62 percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

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

Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period. Our revenues and profitability can be negatively affected if we exceed the cap amounts.

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

We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti-fraud and abuse requirements. In April 2003, we received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations (“OIG”). The subpoena seeks information regarding our implementation of settlements and corporate integrity agreements entered into with the government, as well as our treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. In February 2004, we received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. We have provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intend to cooperate fully with any future OIG or DOJ information requests. To our knowledge, the government has not filed a complaint against us. While we believe that our business practices are consistent with Medicare and Medicaid programs criteria, those criteria are often vague and subject to change and interpretation. The imposition of fines, criminal penalties or program exclusions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Resales of our common stock following the Healthfield acquisition may cause the market price of the common stock to fall.

As of December 30, 2007, we had 28,045,687 shares of common stock outstanding. We had issued approximately 3.2 million shares of common stock in connection with the acquisition in February 2006. These shares were initially subject to a lock-up preventing the sale of the shares for nine months following the completion of the acquisition. Fifty percent of the shares were released from the lock-up on November 28, 2006, and the remaining 50 percent of the shares subject to the lock-up were released from the lock-up on November 28, 2007. We have given the holders of the shares issued in connection with the acquisition the right to include their shares in any underwritten registered offering we undertake, subject to certain conditions and limitations. We also registered the shares of common stock issued in connection with the acquisition. Any significant resale of these new shares in the public market from time to time could have the effect of depressing the market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate and CareCentrix headquarters is leased and is located at 3 Huntington Quadrangle, Suite 200S, Melville, New York 11747-4627. Headquarters for Gentiva Home Health is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. Other major regional administrative offices leased by the Company as of December 30, 2007 are located in Overland Park, Kansas; Phoenix, Arizona; Hartford, Connecticut; and Tampa, Florida. The Company also maintains more than 350 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama, and in Marianna, Florida, that is used in the Company’s hospice operations.

Item 3.	Legal Proceedings

Litigation

In addition to the matters referenced in this Item 3, the Company is party to certain legal actions arising in the ordinary course of business including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

Government Matters

In April 2003, the Company received a subpoena from the OIG. The subpoena seeks information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. In February 2004, the Company received a subpoena from the DOJ seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company’s knowledge, the government has not filed a complaint against the Company.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 10, 2008:

Name	Executive Officer Since	Age	Position and Offices with the Company
Ronald A. Malone	2000	53	Chief Executive Officer and Chairman of the Board

Tony Strange	2006	45	President and Chief Operating Officer

John R. Potapchuk	2001	55	Executive Vice President, Chief Financial Officer and Treasurer

Thomas M. Boelsen	2007	52	Senior Vice President, CareCentrix

Stephen B. Paige	2003	60	Senior Vice President, General Counsel and Secretary

Brian D. Silva	2006	51	Senior Vice President, Human Resources

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

Tony Strange

Mr. Strange has served as president and chief operating officer of the Company since November 2007. He served as executive vice president of the Company and president of Gentiva Home Health from February 2006 to November 2007. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of Healthfield. Mr. Strange joined Healthfield in 1990 and served in other roles such as regional manager, vice president of development and chief operating officer, until being named president in 2001.

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

Thomas M. Boelsen

Mr. Boelsen has served as senior vice president, CareCentrix, of the Company since January 2008, having been promoted to the leadership role for CareCentrix in March 2007. He served as vice president, CareCentrix, from May 2007 to January 2008 and served as vice president-finance, CareCentrix, from November 2002 to May 2007. From June 2000 to November 2002, Mr. Boelsen was vice president and controller of CMP Media, Inc. Prior to that, he had served in various corporate financial management positions with Olsten Health Services since 1985.

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

Brian D. Silva

Mr. Silva has served as senior vice president, human resources of the Company since March 2006. From 2002 to February 2006, Mr. Silva served as senior vice president, human resources and administration and corporate secretary of Linens ‘n Things, Inc., a national retailer of home furnishings. From 1997 to 2002, Mr. Silva served as senior vice president, human resources and corporate secretary of Linens ‘n Things, having joined Linens ‘n Things in 1995 as vice president, human resources.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during fiscal 2007 and 2006:

2007	High	Low
1st Quarter	$22.29	$18.46
2nd Quarter	21.00	18.36
3rd Quarter	22.49	18.85
4th Quarter	20.04	17.03

2006	High	Low
1st Quarter	$19.28	$14.41
2nd Quarter	18.40	15.48
3rd Quarter	18.27	15.00
4th Quarter	19.88	15.52

Holders

As of March 10, 2008, there were approximately 3,150 holders of record of the Company’s common stock including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

Dividends

Except for the special dividend in cash ($7.76) and in kind (0.19253 shares of Accredo common stock) per share of Gentiva common stock paid in June 2002, the Company has never paid any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant. In addition, the Company’s credit agreement also contain restrictions on the Company’s ability to declare and pay dividends. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 30, 2007. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. The Company’s fiscal year ends on the Sunday nearest to December 31st. The Company’s fiscal year 2004 included 53 weeks compared to all other fiscal years presented, which included 52 weeks.

(in thousands, except per share amounts)	Fiscal Year
	2007		2006		2005		2004		2003
	(52 weeks)		(52 weeks)		(52 weeks)		(53 weeks)		(52 weeks)
Statement of Income Data
Net revenues	$1,229,297		$1,106,588	(2)	$868,843	(3)	$845,764	(4)	$814,029
Gross profit	523,705		462,314	(2)	326,598	(3)	323,869	(4)	281,905
Selling, general and administrative expenses	(444,042	)(1)	(408,271	)(2)	(296,634	)(3)	(285,611	)(4)	(259,048)
Net income	32,828	(1)	20,776	(2)	23,365	(3)	26,488	(4)	56,766	(5)
Basic earnings per share:
Net income	$1.18		$0.78		$1.00		$1.07		$2.16
Weighted average shares outstanding—basic	27,798		26,480		23,267		24,724		26,262
Diluted earnings per share:
Net income	$1.15		$0.76		$0.94		$1.00		$2.07
Weighted average shares outstanding—diluted	28,599		27,317		24,927		26,365		27,439

Balance Sheet Data (at end of year)
Cash items and short-term investments (6)	$67,431		$57,235		$88,367		$113,024		$117,438
Working capital	128,527		115,749		129,326		134,033		136,297
Total assets	882,233		843,882		326,565		332,098		342,513
Long-term debt and capital leases	309,262		343,198		737		876		—
Shareholder’s equity	323,429		274,325		182,154		171,940		177,179
Common shares outstanding	28,046		27,436		23,035		23,722		25,598

(1)	Selling, general and administrative expenses for fiscal 2007 include Healthfield restructuring and other special charges of $2.4 million. See Note 4 to the Company’s consolidated financial statements.
(2)	Net revenues and gross profit for fiscal 2006 include $1.9 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $7.7 million. See Notes 4 and 8 to the Company’s consolidated financial statements.
(3)

Net revenues and gross profit for fiscal 2005 include $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $0.9 million. See Notes 4 and 8 to the Company’s consolidated financial statements.
(4)	Net revenues and gross profit for fiscal 2004 include special items of $9.4 million, representing $10.4 million related to the favorable settlement of the Company’s Medicare cost report appeals for 1997 and 1998, net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. Net income includes the Medicare special items noted above and $0.9 million from a pre-tax gain on the sale of a Canadian investment. Net income for fiscal 2004 reflects an effective tax rate of 34.1 percent, which differs from the Federal statutory tax rate due primarily to the recognition of certain state net operating losses. See Note 8 to the Company’s consolidated financial statements.
(5)	Net income for fiscal 2003 reflects a tax benefit of $35.0 million associated with management’s decision to reverse the valuation allowance for deferred tax assets.
(6)	Cash items and short-term investments include restricted cash of $22.0 million at fiscal years 2004 through 2007 and $21.8 million at fiscal year end 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. is the nation’s leading provider of comprehensive home health services. Gentiva serves patients through more than 300 locations in 37 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of nearly 4,000 credentialed provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

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

Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare industry populated by approximately 13,000 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: generate increased revenue by growing Medicare volume and improving commercial insurance pricing; continue to develop and expand specialty programs for incremental revenue growth; focus on clinical associate recruitment, retention and productivity; and continue technology initiatives that could make Gentiva more efficient and profitable. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

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

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeast United States, which has favorable demographic trends and includes important Certificate of Need states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its specialty programs.

The comparison of results of operations between the fiscal 2007, 2006 and 2005 periods has been impacted significantly by the inclusion of the operating results of former Healthfield locations for approximately ten months of fiscal 2006 versus the full fiscal year 2007 and versus fiscal 2005, which reflects no impact of the Healthfield acquisition.

Home Health Care Affiliates Acquisition

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. and certain of its subsidiaries and affiliates (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi, for $55 million in cash, excluding transaction costs and subject to post-closing adjustments. The Company funded the transaction using $12 million of borrowings under the Company’s revolving credit facility and $43 million in existing cash balances, including approximately $21.8 million of cash which had been restricted in a segregated trust account as of December 30, 2007 for use as collateral under the Company’s insurance programs. Prior to the closing of the HHCA acquisition, the Company transferred funds in the segregated trust account to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility.

The Company acquired HHCA to strengthen and expand its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a certificate of need (“CON”) in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

Cigna Contract Extension

On February 5, 2008, the Company’s CareCentrix business unit entered into an extension of the Company’s national homecare contract with Cigna, which provides for the coordination and delivery of certain homecare services to Cigna members through January 31, 2011, amending the current agreement that was set to expire on January 31, 2009.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006

Net Revenues

A summary of the Company’s net revenues by segment follows:

	Fiscal Year
(Dollars in millions)	2007	2006	Percentage Variance
Home Health	$821.8	$746.9	10.0%
CareCentrix	290.8	267.5	8.7%
Other Related Services	121.8	104.7	16.3%
Intersegment revenues	(5.1)	(12.5)	(59.2%)

Total net revenues	$1,229.3	$1,106.6	11.1%

Net revenues by major payer source are as follows:

	Fiscal Year
(Dollars in millions)	2007	2006	Percentage Variance
Medicare
Home Health	$549.2	$455.3	20.6%
Other	60.3	53.8	12.1%

Total Medicare	609.5	509.1	19.7%
Medicaid and Local Government	153.1	174.2	(12.1%)
Commercial Insurance and Other	466.7	423.3	10.3%

Total net revenues	$1,229.3	$1,106.6	11.1%

For fiscal year 2007 as compared to fiscal year 2006, net revenues increased by $123 million, or 11.1 percent, to $1.229 billion from $1.107 billion.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2007 net revenues were $821.8 million, up $74.9 million or 10.0 percent from $746.9 million in fiscal 2006.

Net revenues for fiscal 2007 as compared to fiscal 2006 were positively impacted by the acquisition of Healthfield, whose home health revenues were approximately $188 million for fiscal 2006. Healthfield revenues were included for ten months in the 2006 period as compared to a full year in fiscal 2007. As a result of a commingling of business and resources between legacy Gentiva branch locations and former Healthfield branch locations in selected markets in the southeast United States, it is not possible to provide specific net revenue information for former Healthfield locations for fiscal 2007.

Revenues generated from Medicare were $549.2 million during fiscal 2007, an increase of 20.6 percent as compared to $455.3 million in fiscal 2006. For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by 14 percent for fiscal 2007 as compared to fiscal 2006. Medicare revenues represented approximately 67 percent of total Home Health revenues in the 2007 fiscal year as compared to 61 percent of total Home Health revenues in the 2006 fiscal year.

The majority of Medicare revenue growth resulted from (i) increased volume in specialty programs in both new and existing locations as well as growth in traditional Medicare home health business, (ii) higher revenue per admission due to increases in the mix of patients with higher acuity level, and (iii) reimbursement rate changes as noted below. The year-over-year comparison was also impacted by a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the Provider Reimbursement Review Board (“PRRB”) related to the reopening of its 1999 cost reports.

Medicare reimbursement rate changes included a 3.3 percent market basket increase that became effective for patients on service on or after January 1, 2007, partially offset by the elimination of the 5 percent rate increase related to home health services performed in specifically defined rural areas of the country (referred to as the rural add-on provision). These changes resulted in an overall rate change of approximately 2.5 percent in 2007 as compared to 2006.

Revenues from all other payer sources in fiscal 2007 were $272.6 million, consisting of Medicaid and Local Government revenues of $128.6 million and Commercial Insurance and Other revenues of $144.0 million. Revenues from all other payer sources in fiscal 2006 were $291.6 million, consisting of Medicaid and Local Government revenues of $152.3 million and Commercial Insurance and Other revenues of $139.3 million. The decreases for fiscal 2007 compared to fiscal 2006 resulted primarily from a reduction in Medicaid and Local Government revenues (approximately $23 million) and Commercial Insurance and Other revenues (approximately $12 million) at legacy Gentiva locations offset somewhat by incremental revenues from former Healthfield locations for fiscal 2007. The decrease in legacy Gentiva locations is primarily due to the Company’s ongoing strategy of exiting certain low margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Fiscal 2007 net revenues were $290.8 million, an 8.7 percent increase from $267.5 million reported in fiscal 2006. The increase in net revenues for fiscal 2007 is due primarily to an increase in membership enrollments among its customers and the implementation of an exclusive contract in Georgia, offset somewhat by the absence of transitional revenues of approximately $11 million due to contractual changes with Cigna implemented during the first six months of 2006. Revenues derived from Cigna increased by approximately $23.2 million in fiscal 2007 as compared to fiscal 2006.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups and include hospice, respiratory therapy and HME services, and infusion therapy net revenues, as well as revenues derived from consulting. Net revenues for fiscal 2007 were $121.8 million as compared to fiscal 2006 net revenues of $104.7 million. The increase in revenues in fiscal 2007 was due primarily to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Medicare revenues were $60.3 million for fiscal 2007 as compared to $53.8 million for fiscal 2006. Medicaid and Local Government revenues amounted to $24.5 million for fiscal 2007 as compared to $21.8 million for fiscal 2006. Revenues derived from Commercial Insurance and Other payers for fiscal 2007 were $37.0 million as compared to $29.0 million for fiscal 2006.

Gross Profit

(Dollars in millions)	Fiscal Year
	2007	2006	Variance
Gross profit	$523.7	$462.3	$61.4
As a percent of revenue	42.6%	41.8%	0.8%

Gross profit in fiscal 2007 increased $61.4 million or 13.3 percent, primarily from increased revenues and improvements in gross margin percentage, as compared to fiscal 2006.

As a percentage of net revenues, gross profit was 42.6 percent in fiscal 2007 as compared to 41.8 percent for the fiscal 2006 period, an increase of 0.8 percent. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to significant changes in revenue mix were somewhat offset by growth in the lower gross margin CareCentrix business and incremental depreciation in the respiratory therapy and HME business due to a change in early 2007 in the estimated useful lives of certain equipment. The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. These changes in revenue mix contributed to an increase in gross margin within the Home Health segment from 48.6 percent in fiscal 2006 to 50.3 percent in fiscal 2007.

In addition to reasons noted above, the increase in gross margin percentage for fiscal 2007 reflected the full year impact of the Healthfield acquisition and the corresponding increase in Medicare revenue at a traditionally higher gross margin than certain other business lines as well as productivity gains in the clinician workforce. This increase was partially offset by the Medicare special item recorded in the first quarter of 2006, as discussed above, which had a positive impact on gross profit of $1.9 million or 0.2 percent of revenues in fiscal 2006 and the positive impact of a $0.6 million change in estimate related to prior year contract revenue in CareCentrix.

Gross profit was impacted by depreciation expense of $5.3 million in fiscal 2007 as compared to $2.0 million for fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $35.7 million to $444.0 million for the fiscal year ended December 30, 2007, as compared to $408.3 million for the year ended December 31, 2006.

The increase of $35.7 million for fiscal 2007 as compared to fiscal 2006 was primarily attributable to the impact of the Healthfield acquisition. Selling, general and administrative expenses associated with Healthfield’s corporate and field locations, which averaged about $10 million per month in fiscal 2006, were included for ten months (from February 28, 2006, the Healthfield acquisition date) in fiscal 2006 but were included in the entire fiscal 2007. As a result of commingling of business and resources between legacy Gentiva locations and former Healthfield locations, it is not possible to provide specific selling, general and administrative expense information for former Healthfield locations for the fiscal 2007 period.

In addition to the impact of the Healthfield acquisition, selling, general and administrative expenses also increased during the fiscal 2007 due to (i) continuing investments in infrastructure and capacity necessary to accelerate growth in the Other Related Services segment, (ii) incremental provision for doubtful accounts of approximately $1 million related to certain receivable balances in the Other Related Services segment, (iii) increased costs in the Home Health segment to support higher revenue volume, (iv) incremental costs of $2.5 million relating to equity-based compensation, which was $6.8 million for fiscal 2007 and $4.3 million for fiscal 2006, (v) incremental depreciation and amortization expense of $1.5 million as noted below and (vi) incremental costs of approximately $3 million for employees and consultants to support information services and the Company’s strategic technology projects, including the Company’s new LifeSmart clinical management system. For fiscal 2007, the Company recorded a net charge of $0.3 million related to a positive adjustment of a lease obligation, offset by other various adjustments, compared to fiscal 2006, which included a positive adjustment of $0.9 million related to favorable legal settlements.

These increases during fiscal 2007 were offset somewhat by synergies realized in connection with the consolidation of certain Gentiva and Healthfield back office functions as well as lower restructuring and integration costs relating to the Healthfield acquisition and CareCentrix restructuring activities in fiscal 2006. The aggregate amount of restructuring and integration costs were $2.4 million for fiscal 2007 and $7.7 million for fiscal 2006.

Depreciation and amortization expense included in selling, general and administrative expenses were $14.7 million for fiscal 2007 as compared to $13.2 million for fiscal 2006.

Interest Expense and Interest Income

For fiscal 2007 and fiscal 2006, net interest expense was approximately $24.1 million and $21.4 million, respectively, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.2 million and $3.3 million, respectively, earned on short-term investments and existing cash balances.

Income before Income Taxes

Components of income before income taxes were as follows:

(Dollars in millions)	Fiscal Year
	2007	2006	Variance
Operating Contribution:
Home Health	$122.0	$94.5	$27.5
CareCentrix	29.1	24.7	4.4
Other Related Services	13.8	18.6	(4.8)

Total Operating Contribution	164.9	137.8	27.1
Corporate expenses	(65.3)	(68.6)	3.3
Depreciation and amortization	(20.0)	(15.2)	(4.8)
Interest expense, net	(24.1)	(21.4)	(2.7)

Income before income taxes	$55.5	$32.6	$22.9
As a percent of revenue	4.5%	2.9%	1.6%

Income Taxes

The Company recorded a federal and state income tax provision of $22.8 million for fiscal 2007, representing a current tax provision of $1.8 million and a deferred tax provision of $21.0 million. The difference between the Federal statutory income tax rate and the Company’s effective rate of 40.9 percent for fiscal 2007 is primarily due to (i) the impact of the adoption of Statements of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) (approximately 2.2 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (4.4 percent), partially offset by (iii) a net reduction of $0.5 million of tax reserves associated with the expiration of the statute of limitations and various other items (approximately 0.7 percent).

The Company recorded a federal and state income tax provision of $11.9 million for fiscal 2006, representing a current tax provision of $1.0 million and a deferred tax provision of $10.9 million. The difference between the Federal statutory income tax rate and the Company’s effective rate of 36.4 percent for fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.5 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (5.2 percent), partially offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 2.5 percent), (iv) the adjustment of net deferred tax assets from 39 percent to 40 percent (approximately 1.7 percent), and (v) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.1 percent) and various other items (1.0 percent).

Net Income

The Company recorded net income of $32.8 million, or $1.15 per diluted share, in fiscal 2007 compared to net income of $20.8 million, or $0.76 per diluted share, in fiscal 2006.

Net income for fiscal 2007 included: (i) pre-tax restructuring and integration costs of $2.4 million, or $0.05 per diluted share; and (ii) a net cost of $0.18 per diluted share representing a pre-tax charge of $6.8 million resulting from the adoption of SFAS 123(R) for equity-based compensation and its impact on the Company’s effective tax rate.

Net income for fiscal 2006 included: (i) a special item related to Medicare, noted under the heading “Net Revenues” above, which had a positive pre-tax impact of $1.9 million, or $0.04 per diluted share; (ii) pre-tax restructuring and integration costs of $7.7 million, or $0.17 per diluted share; and (iii) a net cost of $0.14 per diluted share representing a pre-tax charge of $4.3 million resulting from the adoption of SFAS 123(R) for equity-based compensation and its impact on the Company’s effective tax rate.

Year Ended December 31, 2006 Compared to Year Ended January 1, 2006

Net Revenues

A summary of the Company’s net revenues by segment follows:

	Fiscal Year
(Dollars in millions)	2006	2005	Percentage Variance
Home Health	$746.9	$547.1	36.5%
CareCentrix	267.5	333.0	(19.7%)
Other Related Services	104.7	5.4	1939.9%
Intersegment revenues	(12.5)	(16.7)	(25.0%)

Total net revenues	$1,106.6	$868.8	27.4%

Net revenues by major payer source are as follows:

	Fiscal Year
(Dollars in millions)	2006	2005	Percentage Variance
Medicare
Home Health	$455.3	$265.8	71.3%
Other	53.8	—	—

Total Medicare	509.1	265.8	91.5%
Medicaid and Local Government	174.2	149.8	16.3%
Commercial Insurance and Other	423.3	453.2	(6.6%)

Total net revenues	$1,106.6	$868.8	27.4%

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

Revenues generated from Medicare were $455.3 million in fiscal 2006 as compared to $265.8 million in fiscal 2005. This increase resulted from (i) the impact of the Healthfield acquisition and (ii) growth from existing

Gentiva locations fueled primarily by increased volume in specialty programs and continuing improvement in revenue per admission. Medicare special items of $1.9 million and $3.6 million were recorded and received during the first quarter of fiscal 2006 and fourth quarter of fiscal 2005, respectively, representing a settlement of our appeal filed with the PRRB related to the reopening of our 1999 cost reports. For branch locations that were part of either Gentiva or Healthfield for more than one year, Medicare revenues increased by 11 percent between the fiscal 2005 and 2006 periods. Medicare revenues represented approximately 61 percent of total Home Health revenues in fiscal 2006 as compared to 49 percent of total Home Health revenues in fiscal 2005.

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

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Fiscal 2006 net revenues were $267.5 million, a 19.7 percent decline from $333.0 million reported in the prior year period. The decrease in net revenues for fiscal 2006 is due primarily to (i) the termination of a contract with TriWest Healthcare Alliance (“TriWest”) on November 29, 2005; and (ii) a change in the contract with Cigna, effective February 1, 2006, whereby the Company no longer provides respiratory therapy services and certain HME to members of Cigna plans. Revenues derived from Cigna decreased by approximately $35.5 million, or 14 percent, in fiscal 2006 as compared to fiscal 2005.

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

The increases for fiscal 2006, as compared to fiscal 2005, were attributable to (i) corporate and field operating costs associated with the Healthfield operations following the acquisition on February 28, 2006 of approximately $101.5 million; (ii) restructuring and integration costs of $7.7 million, related to severance and other integration costs associated with the Healthfield acquisition, realignment of the CareCentrix operations in response to changes in the nature of services provided to Cigna members, and restructuring costs associated with the Company’s hospice operations; (iii) equity-based compensation costs of $4.3 million associated with the adoption of SFAS 123(R); and (iv) amortization of identifiable intangible assets of $2.2 million as well as depreciation expense relating to the Healthfield operations acquired in 2006. The Company recorded an $0.8 million favorable arbitration settlement recorded in fiscal 2005 and the positive impact of $0.9 million in fiscal 2006 related to favorable legal settlements. In addition, the Company incurred incremental salaries and consulting costs to support information services and the Company’s strategic technology projects and various other expenses during fiscal 2006, offset by cost reductions of $8.6 million during fiscal 2006 in the CareCentrix business.

Selling, general and administrative expenses were positively impacted in fiscal 2006 by approximately $3.5 million associated with synergies realized from various integration activities during the ten months subsequent to the Healthfield acquisition date.

Interest Expense and Interest Income

For fiscal 2006, net interest expense was approximately $21.4 million, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.3 million earned on short-term investments and existing cash balances. Net interest income for fiscal 2005 represented interest income of approximately $2.9 million, partially offset by fees and other costs relating to the Company’s revolving credit facility and outstanding letters of credit.

Income before Income Taxes

Components of income before income taxes were as follows:

	Fiscal Year
(Dollars in millions)	2006	2005	Variance
Operating Contribution:
Home Health	$94.5	$53.6	$40.9
CareCentrix	24.7	26.0	(1.3)
Other Related Services	18.6	0.9	17.7

Total Operating Contribution	137.8	80.5	57.3
Corporate expenses	(68.6)	(42.5)	(26.1)
Depreciation and amortization	(15.2)	(8.1)	(7.1)
Interest (expense) income, net	(21.4)	1.9	(23.3)

Income before income taxes	$32.6	$31.8	$0.8
As a percent of revenue	2.9%	3.7%	(0.8%)

Income Taxes

The Company recorded a federal and state income tax provision of $11.9 million for fiscal 2006, representing a current tax provision of $1.0 million and a deferred tax provision of $10.9 million. The difference between the Federal statutory income tax rate and the Company’s effective rate of 36.4 percent for fiscal 2006 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 3.5 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (5.2 percent), partially offset by (iii) the release of $0.8 million of tax reserves associated with the expiration of the statute of limitations (approximately 2.5 percent), (iv) the adjustment of net deferred tax assets from 39 percent to 40 percent (approximately 1.7 percent), and (v) additional state net operating loss carryforwards resulting from the finalization of prior year state tax audits (approximately 2.1 percent) and various other items (1.0 percent).

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

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility. See Notes 6 and 14 to the Company’s consolidated financial statements.

During fiscal 2007, cash provided by operating activities was $62.7 million and cash generated from the issuance of common stock upon the exercise of stock options and under the Employee Stock Purchase Plan (“ESPP”) was $7.9 million. For the fiscal year ended December 30, 2007, the Company used $24.1 million of cash for capital expenditures, $3.8 million for acquisitions and $32 million for voluntary debt prepayments relating to the Company’s term loan.

The Company generated net cash from operating activities of $62.7 million for the year ended December 30, 2007 as compared to net cash provided by operating activities of $51.4 million for the year ended December 31, 2006. The increase of $11.3 million in net cash provided by operating activities between the 2006 and 2007 periods was primarily driven by an increase in cash provided by operations prior to changes in assets and liabilities ($30.4 million) and changes in current liabilities ($17.3 million) offset by changes in accounts receivable and other assets ($36.4 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	Variance
OPERATING ACTIVITIES:
Net income	$32,828	$20,776	$12,052
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	20,014	15,241	4,773
Amortization of debt issuance costs	1,063	1,028	35
Provision for doubtful accounts	9,939	9,425	514
Loss on disposal / writedown of fixed assets	—	844	(844)
Equity-based compensation expense	6,812	4,281	2,531
Reversal of tax audit reserves	(450)	(800)	350
Windfall tax benefits associated with equity-based compensation	(856)	(1,804)	948
Deferred income tax expense	20,923	10,841	10,082

Total cash provided by operations prior to changes in assets and liabilities	$90,273	$59,832	$30,441

The $30.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between fiscal year 2006 and fiscal year 2007 is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, the reversal of tax audit reserves, deferred income tax expense, and equity-based compensation expense.

Cash flow from operating activities between the 2006 and 2007 reporting periods was negatively impacted by ($34.0) million as a result of changes in accounts receivable represented by a ($2.4) million decrease in the 2006 period and a ($36.4) million decrease in the 2007 period, exclusive of accounts receivable of acquired businesses as of the respective acquisition dates. The change in accounts receivable relates primarily to revenue growth in the Company’s CareCentrix and Home Health businesses ($4 million and $12 million, respectively), as well as (i) delays in cash received due to a change in the intermediary assigned to process Medicare claims for the Company’s respiratory therapy and HME business, (ii) short-term delays in certain billing and collection activities associated with ongoing billing center consolidation activity, and (iii) the reclassification of approximately $2 million in customer credits from accounts receivable to other accrued expenses, as well as strong cash collections during the 2006 period, including collection of a portion of the accounts receivable attributable to the TriWest account. Cash flow from operating activities was negatively impacted by ($1.2) million as a result of changes in prepaid expenses and other current assets of ($3.5) million in the 2007 period as compared to ($2.3) million in the 2006 period.

Cash flow from operating activities between the 2006 and 2007 reporting periods was positively impacted by $17.3 million as a result of changes in current liabilities represented by a ($4.7) million decrease in the 2006 period and $12.6 million increase in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	499	(2,539)	$3,038
Payroll and related taxes	1,078	(8,194)	9,272
Deferred revenue	8,892	(2,891)	11,783
Medicare liabilities	(1,247)	188	(1,435)
Cost of claims incurred but not reported	4,859	(5,814)	10,673
Obligations under insurance programs	906	2,414	(1,508)
Other accrued expenses	(2,381)	12,141	(14,522)

Total changes in current liabilities	$12,606	$(4,695)	$17,301

The primary drivers for the $17.3 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact on cash of $3.0 million.

•

Payroll and related taxes, which had a positive impact of $9.3 million between the 2006 and 2007 reporting periods primarily related to the acceleration of payment of one payroll into 2006 associated with the conversion of former Healthfield associates onto the Company’s payroll system in December 2006.

•

Deferred revenue, which had a positive impact of $11.8 million between the 2006 and 2007 reporting periods, primarily due to growth in Medicare revenues as well as a change in presentation of certain open Medicare episodes which resulted in an increase in both accounts receivables and deferred revenues at December 30, 2007.

•

Medicare liabilities, which had a negative impact of ($1.4) million between the 2006 and 2007 reporting periods, primarily related to repayments associated with corrections CMS made to the Medicare hospice cap amounts for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004.

•

Cost of claims incurred but not reported, which had a positive impact of $10.7 million on the changes in operating cash flows between the 2006 and 2007 reporting periods, associated with growth in the Company’s CareCentrix business and timing of claims adjudication.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of ($1.5) million between the 2006 and 2007 reporting periods primarily as a result of increases in health and welfare benefit liabilities due to increased costs and the number of covered associates, partially offset by continuing favorable trends in workers’ compensation and malpractice claims.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of ($14.5) million between the 2006 and 2007 reporting periods, due primarily to accrued interest payable associated with the Company’s term loan, restructuring reserves associated with integration activities, and incentives and commissions reflecting the increased sales force and eligible administrative associates under those plans from the acquisition of Healthfield as well as changes in various other accrued expenses.

Working capital at December 30, 2007 was approximately $129 million, an increase of $13 million, as compared to approximately $116 million at December 31, 2006, primarily due to:

•	a $10 million increase in cash, cash equivalents, restricted cash and short-term investments;

•	a $26 million increase in accounts receivable, due to reasons noted above;

•	a $3 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; offset somewhat by

•	a $12 million decrease in deferred tax assets due primarily to the utilization of federal net operating loss carryforwards; and

•

a $14 million increase in current liabilities, consisting of increases in accounts payable ($1 million), payroll and related taxes ($1 million), deferred revenue ($9 million), cost of claims incurred but not reported ($5 million), and obligations under insurance programs ($1 million), partially offset by a decrease in Medicare liabilities ($1 million), and other accrued expenses ($2 million).

The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of December 30, 2007 were 60 days, an increase of four days from December 31, 2006. DSO at December 30, 2007 for Home Health, CareCentrix and Other Related Services were 59, 63 and 61 days, respectively, compared to 53, 66 and 54 days, respectively, at December 31, 2006.

Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	December 30, 2007
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$93,992	$44,755	$34,186	$10,335	$4,716
Medicaid and Local Government	21,818	10,753	6,935	2,248	1,882
Commercial Insurance and Other	94,540	58,960	19,884	8,753	6,943
Self-Pay	6,888	625	1,611	2,355	2,297

Gross Accounts Receivable	$217,238	$115,093	$62,616	$23,691	$15,838

	December 31, 2006
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$76,105	$35,794	$28,882	$8,445	$2,984
Medicaid and Local Government	24,175	12,064	7,581	2,410	2,120
Commercial Insurance and Other	84,089	49,129	20,101	8,375	6,484
Self-Pay	6,985	569	1,401	1,638	3,377

Gross Accounts Receivable	$191,354	$97,556	$57,965	$20,868	$14,965

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	Fiscal Year
	2007	2006	2005
Medicare	50%	46%	31%
Medicaid and Local Government	12	16	17
Commercial Insurance and Other	38	38	52

	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Fiscal Year
	2007		2006		2005
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	67%	50%	61%	51%	49%	0%
Medicaid and Local Government	16	20	20	21	27	20
Commercial Insurance and Other	17	30	19	28	24	80

Total net revenues	100%	100%	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

In November 2006, CMS announced an increase of 3.3 percent in Medicare home health rates (the “market basket increase”) for episodes ending on or after January 1, 2007 and the elimination of a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural-areas of the country (the “rural add-on provision”) for episodes that began on or after January 1, 2007. In August 2007, CMS published the “Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008” that contains significant refinements to the Medicare home health prospective payment system (“PPS”) including, among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000, known as “case mix creep”, and a 3.0 percent market basket update, effective January 1, 2008.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment. On April 20, 2007, CMS released a transmittal that described corrections to the Medicare hospice cap amount for the periods from November 1, 2002 to October 31, 2003 and from November 1, 2003 to October 31, 2004. Based on the notifications received from CMS, the Company has repaid approximately $1.1 million and received reimbursement of approximately $1.0 million of that amount under the indemnification provisions of a previous acquisition agreement under Healthfield.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in Medicare, Medicaid and other federal and state healthcare programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in our exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations. The Company’s HME and respiratory business operates in certain markets that are subject to a competitive bidding process for Medicare.

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2007, 2006 and 2005, Cigna accounted for approximately 19 percent, 20 percent and 29 percent, respectively, of the Company’s total net revenues. These decreases in Cigna revenues as a percent of the Company’s total net revenues are primarily attributable to revenue growth resulting from the Healthfield acquisition and lower revenues from Cigna as a result of changes in the Cigna contract commencing in early 2006, as noted below, partially offset by the Cigna membership growth and contractual rate changes.

Effective February 1, 2006, the Cigna contract was amended for a period through January 31, 2009. Subsequent to the effective date of this amended contract, the Company no longer provides ancillary care benefit management services relating to the delivery of respiratory therapy services and certain HME to members of Cigna’s health plans. On February 7, 2008, the Company announced that it had signed another extension of its contract with Cigna, which provides for the coordination and delivery of homecare services to Cigna members through January 31, 2011. The contract automatically renews thereafter for additional one year terms. Either party may elect not to renew this contract by providing at least 90 days written notice to the other party prior to January 31, 2011 or the start of each subsequent one year term. If Cigna chose to terminate or not renew the contract, or to significantly modify its use of the Company’s services, there could be a material adverse effect on the Company’s cash flow.

Net revenues generated under capitated agreements with managed care payers were approximately 6 percent, 8 percent, and 12 percent of total net revenues for fiscal 2007, 2006 and 2005, respectively.

Credit Arrangements

On February 28, 2006, the Company entered into a credit agreement which provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. The revolving credit facility was increased on March 5, 2008 as further described in Note 14 to the Company’s consolidated financial statements. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the credit agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined in the agreement), mandatory prepayments of the term loan are required in the amounts specified in the credit agreement.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The interest rates under the credit agreement are reduced if the Company meets certain reduced leverage targets as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of December 30, 2007, the consolidated leverage ratio was 2.87.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of December 30, 2007, the Company was in compliance with the covenants in the credit agreement.

During fiscal 2006 and fiscal 2007, the Company made prepayments of $28 million and $32 million, respectively, relating to its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $768,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of December 30, 2007, maturities under the term loan were as follows: $2.3 million for fiscal 2008, $3.1 million per year for fiscal 2009 through fiscal 2012 and $295.3 million thereafter. As of December 30, 2007, the Company had outstanding borrowings under the term loan of $310.0 million. There were no borrowings outstanding under the revolving credit facility as of December 30, 2007.

Total outstanding letters of credit were approximately $20.1 million at December 30, 2007 and December 31, 2006. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Note 14 to the Company’s consolidated financial statements. The Company also had outstanding surety bonds of $1.9 million at December 30, 2007 and $2.7 million at December 31, 2006.

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

Capital Expenditures

The Company’s capital expenditures for fiscal year 2007 were $24.1 million, as compared to $24.4 million for fiscal year 2006. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $22 million and $24 million for fiscal 2008. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and short-term investments of approximately $67.4 million as of December 30, 2007. The restricted cash of $22.0 million at December 30, 2007 related primarily to cash funds of $21.8 million that have been segregated in a trust account to provide collateral under the Company’s insurance programs. The Company may, at its option, access the cash funds in the trust account by providing equivalent amounts of alternative collateral, including letters of credit and surety bonds. In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. In addition, restricted cash included $0.2 million on deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. As of December 30, 2007, the Company had operating funds of approximately $5.8 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company. The Company held short-term investments in AAA-rated auction rate securities of $31.3 million at December 30, 2007. As of March 1, 2008, the Company held auction rate securities of $14.3 million as a result of failed auctions. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan. See Notes 2 and 14 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically throughout 2008. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

As of December 30, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock. See Note 7 to the Company’s consolidated financial statements.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan rather than stock repurchases with certain excess cash resources.

Contractual Obligations and Commercial Commitments

As of December 30, 2007, the Company had outstanding borrowings of $310 million under the term loan of its credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 30, 2007 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$310,000	$2,304	$6,144	$6,145	$295,407
Capital lease obligations	2,944	1,378	1,371	195	—
Operating lease obligations	77,892	23,986	36,456	15,898	1,552
Purchase obligations	10,351	2,588	5,175	2,588	—

Total	$401,187	$30,256	$49,146	$24,826	$296,959

During fiscal year 2007, the Company made voluntary debt prepayments of $32 million relating to its term loan. These prepayments extinguished all required principal payments on the term loan until mid-2008.

The Company had total letters of credit outstanding of approximately $20.1 million at December 30, 2007 and December 31, 2006. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy its obligations, as further discussed above under the heading “Cash Resources and Obligations.” In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. The Company also had outstanding surety bonds of $1.9 million and $2.7 million at December 30, 2007 and December 31, 2006, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that working capital needs for fiscal 2008 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of the Company’s lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

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

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and indefinite-lived intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2007, 2006 and 2005. Goodwill amounting to $276.1 million and $275.0 million was reflected in the accompanying consolidated balance sheets as of December 30, 2007 and December 31, 2006, respectively. The Company had indefinite-lived intangible assets of $183.0 million and $182.3 million recorded as of December 30, 2007 and December 31, 2006, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment to FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that the adoption of SFAS 159 will have no material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position (“FSP”) that amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued a FSP that would exclude leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements. The Company is evaluating the impact that the adoption of SFAS 157 and related guidance will have on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company adopted this Interpretation in fiscal 2007, as further described in Note 11, and the adoption had no material impact on its consolidated financial statements.

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

Fee-for-Service Agreements

Under fee-for-service agreements with patients and commercial and certain government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional care centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this evaluation. Changes in the estimate are recorded as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 6 percent, 8 percent, and 12 percent of total net revenues for fiscal 2007, 2006 and 2005, respectively.

Medicare

Prospective Payment System Reimbursements

Under PPS for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Under the PPS refinements for Medicare reimbursement, effective January 1, 2008, revenue is no longer subject to adjustment if there are significant changes in the patient’s condition during the treatment period. However, there are now multiple thresholds for the number of therapy visits to be provided, increasing the complexity in determining the correct reimbursement rate, which may result in a greater number of episodes that are subject to revenue adjustments, although the adjustment amount per episode would decline. Deferred revenue of approximately $29.0 million and $20.1 million primarily relating to the Medicare PPS program was included in deferred revenue in the consolidated balance sheets as of December 30, 2007 and December 31, 2006, respectively.

There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, CMS determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of December 30, 2007, the Company has reserves of $1.3 million associated with this repayment, including $0.4 million recorded in connection with the Healthfield transaction. In late December 2006, Medicare began recouping amounts for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

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

Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 30, 2007		December 31, 2006
Medicare	$93,992	43%	$76,105	40%
Medicaid and Local Government	21,818	10	24,175	13
Commercial Insurance and Other	101,428	47	91,074	47

Gross Accounts Receivable	217,238	100%	191,354	100%

Less: Allowance for doubtful accounts	(9,437)		(9,805)

Net Accounts Receivable	$207,801		$181,549

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $6.9 million and $7.0 million as of December 30, 2007 and December 31, 2006, respectively.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare, Cigna and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 30, 2007, December 31, 2006 and January 1, 2006 was $9.4 million, $9.8 million and $8.7 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 88 of this report.

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

The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional care centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

Each of the elements described above can effect change in the estimates, and the Company is not able to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company’s consolidated financial statements.

The cost of claims incurred for fiscal years 2007, 2006 and 2005 was $230.6 million, $212.7 million and $268.0 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

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

Workers’ compensation and professional and general liability costs were $16.6 million, $20.6 million and $15.9 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500,000 per incident that occurred prior to March 15, 2002, and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit and segregated restricted cash balances. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2007. For fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, employee health and welfare benefit costs were $39.4 million, $30.3 million and $22.7 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $55 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of December 30, 2007, the total amount of outstanding debt subject to interest rate fluctuations was $140.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.4 million per year, assuming a similar capital structure.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company pays a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum for the period July 3, 2006 through July 31, 2007, 7.665 percent per annum for the period August 1, 2007 through February 13, 2008 and 7.415 percent per annum thereafter) on the $170 million rather than a fluctuating rate plus an applicable margin. See additional information under the caption “Fair Value of Financial Instruments—Cash Flow Hedge” in the “Other Significant Accounting Policies” section of the notes to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,167	$10,896
Restricted cash	22,014	22,014
Short-term investments	31,250	24,325
Receivables, less allowance for doubtful accounts of $9,437 and $9,805 at December 30, 2007 and December 31, 2006, respectively	207,801	181,549
Deferred tax assets	18,859	30,443
Prepaid expenses and other current assets	14,415	11,933

Total current assets	308,506	281,160
Fixed assets, net	59,562	49,684
Intangible assets, net	211,602	213,280
Goodwill	276,100	274,959
Other assets	26,463	24,799

Total assets	$882,233	$843,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,304	$—
Accounts payable	20,093	19,580
Payroll and related taxes	17,163	16,085
Deferred revenue	29,015	20,122
Medicare liabilities	7,985	9,232
Cost of claims incurred but not reported	24,321	19,462
Obligations under insurance programs	36,816	35,910
Other accrued expenses	42,282	45,020

Total current liabilities	179,979	165,411
Long-term debt	307,696	342,000
Deferred tax liabilities, net	48,572	41,065
Other liabilities	22,557	21,081
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued and outstanding 28,104,750 and 27,483,789 shares at December 30, 2007 and December 31, 2006, respectively	2,810	2,748
Additional paid-in capital	314,747	298,450
Retained earnings (deficit)	7,608	(25,220)
Accumulated other comprehensive loss	(737)	(886)
Treasury stock, 59,063 and 47,489 shares at December 30, 2007 and December 31, 2006, respectively	(999)	(767)

Total shareholders’ equity	323,429	274,325

Total liabilities and shareholders’ equity	$882,233	$843,882

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net revenues	$1,229,297	$1,106,588	$868,843
Cost of services and goods sold	705,592	644,274	542,245

Gross profit	523,705	462,314	326,598
Selling, general and administrative expenses	444,042	408,271	296,634

Operating income	79,663	54,043	29,964
Interest expense	(27,285)	(24,685)	(1,068)
Interest income	3,204	3,284	2,946

Income before income taxes	55,582	32,642	31,842
Income tax expense	22,754	11,866	8,477

Net income	$32,828	$20,776	$23,365

Net income per common share:
Basic	$1.18	$0.78	$1.00

Diluted	$1.15	$0.76	$0.94

Weighted average shares outstanding:
Basic	27,798	26,480	23,267

Diluted	28,599	27,317	24,927

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 30, 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at January 2, 2005	23,722,408	$2,372	$238,929	$(69,361)	$—	$—	$171,940
Comprehensive income:
Net Income	—	—	—	23,365	—	—	23,365
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,928	—	—	—	1,928
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	637,546	64	5,963	—	—	—	6,027
Repurchase of common stock at cost	(1,325,000)	(133)	(20,973)	—	—	—	(21,106)

Balance at January 1, 2006	23,034,954	2,303	225,847	(45,996)	—	—	182,154
Comprehensive income:
Net Income	—	—	—	20,776	—	—	20,776
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(886)	—	(886)

Total comprehensive income	—	—	—	20,776	(886)	—	19,890
Income tax benefits associated with the exercise of non-qualified stock options	—	—	3,032	—	—	—	3,032
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	1,254,698	126	12,274	—	—	—	12,400
Issuance of stock in connection with Healthfield acquisition	3,194,137	319	53,016			—	53,335
Equity-based compensation expense	—	—	4,281	—	—	—	4,281
Treasury stock received from Healthfield escrow (47,489 shares)	—	—	—	—	—	(767)	(767)

Balance at December 31, 2006	27,483,789	2,748	298,450	(25,220)	(886)	(767)	274,325
Comprehensive income:
Net Income	—	—	—	32,828	—	—	32,828
Unrealized gain on interest rate swap, net of tax	—	—	—	—	149	—	149

Total Comprehensive Income	—	—	—	32,828	149	—	32,977
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,665	—	—	—	1,665
Equity-based compensation expense	—	—	6,812	—	—	—	6,812
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	620,961	62	7,820	—	—	—	7,882
Treasury stock received from Healthfield escrow (11,574 shares)	—	—	—	—	—	(232)	(232)

Balance at December 30, 2007	28,104,750	$2,810	$314,747	$7,608	$(737)	$(999)	$323,429

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
OPERATING ACTIVITIES:
Net income	$32,828	$20,776	$23,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,014	15,241	8,091
Amortization of debt issuance costs	1,063	1,028	387
Provision for doubtful accounts	9,939	9,425	6,172
Loss on disposal / writedown of fixed assets	—	844	—
Equity-based compensation expense	6,812	4,281	—
Reversal of tax audit reserves	(450)	(800)	(4,200)
Windfall tax benefits associated with equity-based compensation	(856)	(1,804)	—
Deferred income tax expense	20,923	10,841	12,949
Changes in assets and liabilities:
Accounts receivable	(36,423)	(2,424)	(13,805)
Prepaid expenses and other current assets	(3,531)	(2,344)	(2,146)
Accounts payable	499	(2,539)	(4,773)
Payroll and related taxes	1,078	(8,194)	421
Deferred revenue	8,892	(2,891)	1,941
Medicare liabilities	(1,247)	188	(2,729)
Cost of claims incurred but not reported	4,859	(5,814)	(2,085)
Obligations under insurance programs	906	2,414	(1,777)
Other accrued expenses	(2,381)	12,141	(471)
Other, net	(254)	1,078	450

Net cash provided by operating activities	62,671	51,447	21,790

INVESTING ACTIVITIES:
Purchase of fixed assets	(24,064)	(24,407)	(11,622)
Acquisition of business	(3,820)	(210,314)	(12,077)
Purchase of short-term investments available-for-sale	(96,850)	(176,495)	(173,050)
Maturities of short-term investments available-for-sale	89,925	201,920	194,400
Maturities of short-term investments held to maturity	—	—	10,000

Net cash (used in) provided by investing activities	(34,809)	(209,296)	7,651

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,882	12,400	6,027
Windfall tax benefits associated with equity-based compensation	856	1,804	—
Proceeds from issuance of debt	—	370,000	—
Healthfield debt repayments	—	(195,305)	—
Other debt repayments	(32,000)	(28,000)	—
Changes in book overdrafts	—	(1,395)	(7,253)
Debt issuance costs	—	(6,930)	—
Repurchases of common stock	—	—	(21,106)
Repayment of capital lease obligations	(1,329)	(432)	(416)

Net cash (used in) provided by financing activities	(24,591)	152,142	(22,748)

Net change in cash and cash equivalents	3,271	(5,707)	6,693
Cash and cash equivalents at beginning of year	10,896	16,603	9,910

Cash and cash equivalents at end of year	$14,167	$10,896	$16,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$27,469	$17,268	$579
Income taxes paid, net of refunds	$2,329	$2,839	$610

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:
Fixed assets acquired under capital lease	$1,858	$513	$201

During the fiscal year ended December 31, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006. Subsequent thereto, 11,574 and 47,489 shares of common stock in 2007 and 2006, respectively, were transferred as treasury shares from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

For fiscal years 2007, 2006 and 2005, deferred tax benefits associated with stock compensation deductions of $1.7 million, $3.0 million and $1.9 million, respectively, have been credited to shareholders’ equity.

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its Home Health, CareCentrix® and Other Related Services reportable business segments. See Note 13 for a description of the Company’s operating segments.

On February 28, 2006, the Company completed the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services. In connection with the acquisition, the Company entered into a $445 million Credit Agreement and a Guarantee and Collateral Agreement. The impact of the acquisition and the related agreements is reflected in the Company’s results of operations and financial condition from the date of the acquisition, February 28, 2006. See Notes 3 and 6 for additional information.

Gentiva was incorporated in the State of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000.

Note 2.	Summary of Critical and Other Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on the Sunday nearest to December 31st, which was December 30, 2007 for fiscal 2007, December 31, 2006 for fiscal 2006 and January 1, 2006 for fiscal 2005.

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

Net revenues by major payer classification are as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Medicare	$609,547	$509,049	$265,830
Medicaid and Local Government	153,078	174,193	149,756
Commercial Insurance and Other	466,672	423,346	453,257

Total Net Revenues	$1,229,297	$1,106,588	$868,843

Net revenues in Home Health and Other Related Services segments are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source.

The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company’s CareCentrix business provides or contracts with third-party providers, including the Company’s Home Health business, to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2007, 2006 and 2005, Cigna accounted for approximately 19 percent, 20 percent and 29 percent, respectively, of the Company’s total net revenues.

No other commercial payer accounted for 10 percent or more of the Company’s total net revenues in any of the reported periods.

Fee-for-Service Agreements

Under fee-for-service agreements with patients and commercial and certain government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Under fee-for-service agreements with certain managed care customers, the Company also estimates the revenue related to claims incurred but not reported in situations in which the Company is responsible for care management and patient services are performed by a non-affiliated provider. The estimate of revenue for claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional care centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated unbilled receivables for claims incurred but not reported are determined based on this evaluation. Changes in the estimate are recorded as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in this estimate for the periods presented in this filing.

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 6 percent, 8 percent, and 12 percent of total net revenues for fiscal 2007, 2006 and 2005, respectively.

Medicare

Prospective Payment System Reimbursements

Under the Prospective Payment System (“PPS”) for Medicare reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded under the Medicare program is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Under the PPS refinements for Medicare reimbursement, effective January 1, 2008, revenue is no longer subject to adjustment if there are significant changes in the patient’s condition during the treatment period. However, there are now multiple thresholds for the number of therapy visits to be provided, increasing the complexity in determining the correct reimbursement rate, which may result in a greater number of episodes that are subject to revenue adjustments, although the adjustment amount per episode would decline. Deferred revenue of approximately $29.0 million and $20.1 million primarily relating to the Medicare PPS program was included in deferred revenue in the consolidated balance sheets as of December 30, 2007 and December 31, 2006, respectively.

There have not been any material revisions in estimates of Medicare reimbursements under PPS for the periods presented in this filing. During fiscal 2004, the Centers for Medicare and Medicaid Services (“CMS”) determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within fourteen days immediately preceding admission to home healthcare. As of December 30, 2007, the Company has reserves of $1.3 million associated with this repayment, including $0.4 million recorded in connection with the Healthfield transaction. In late December 2006, Medicare began recouping amounts for these items. Although management believes that established reserves, which are included in Medicare liabilities in the accompanying consolidated balance sheets, are sufficient, it is possible that the finalization of repayments to Medicare relating to these items could result in adjustments to the consolidated financial statements that exceed established reserves.

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

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading “Government Matters – PRRB Appeal” in Note 8, the Company received and recorded an aggregate of $10.4 million during fiscal 2004 in settlement of the Company’s appeal filed with the Provider Reimbursement Review Board (“PRRB”) related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received and recorded $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports. The remaining 1999 cost report settlements of $1.9 million were received and recorded during fiscal 2006.

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

Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 30, 2007		December 31, 2006
Medicare	$93,992	43%	$76,105	40%
Medicaid and Local Government	21,818	10	24,175	13
Commercial Insurance and Other	101,428	47	91,074	47

Gross Accounts Receivable	217,238	100%	191,354	100%

Less: Allowance for doubtful accounts	(9,437)		(9,805)

Net Accounts Receivable	$207,801		$181,549

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $6.9 million and $7.0 million as of December 30, 2007 and December 31, 2006, respectively.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare, Cigna and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 30, 2007, December 31, 2006 and January 1, 2006 was $9.4 million, $9.8 million and $8.7 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 88 of this report.

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

The estimate of cost of claims incurred but not reported involves applying a factor based on historical patterns of service utilization and payment trends to the services authorized at each of the Company’s regional care centers. The Company evaluates the assumptions and judgments used in determining this factor on a quarterly basis utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

Each of the elements described above can effect change in the estimates, and the Company is not able to predict the degree of change that might be effected by a variation in one or more of the elements described. Because of the elements described above, these estimates may change in the future and could have a material impact on the Company’s consolidated financial statements.

The cost of claims incurred for fiscal years 2007, 2006 and 2005 was $230.6 million, $212.7 million and $268.0 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

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

Workers’ compensation and professional and general liability costs were $16.6 million, $20.6 million and $15.9 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500,000 per incident that occurred prior to March 15, 2002, and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit and segregated restricted cash balances. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2007. For fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, employee health and welfare benefit costs were $39.4 million, $30.3 million and $22.7 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment, and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

Other Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at December 30, 2007 and December 31, 2006 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. Interest on all restricted funds accrues to the Company. In early 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. See Note 14.

The Company had operating funds of approximately $5.8 million and $5.3 million at December 30, 2007 and December 31, 2006, respectively, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with individual financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

Short-Term Investments

The Company’s short-term investments consist primarily of AAA-rated auction rate securities (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified by individual security into one of three separate categories; available-for-sale, held-to-maturity or trading.

Available-for-sale investments are carried on the balance sheet at fair value, which for the Company approximates cost. ARSs are variable-rate debt securities. ARSs have a long-term maturity with the interest rate being reset every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. See Note 14 for a discussion of ARS activity subsequent to fiscal year end 2007.

Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment in these securities, they have been classified as short-term investments available for sale in current assets on the Company’s consolidated balance sheets. The interest rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity.

Debt securities that the Company has the intent and ability to hold to maturity are classified as “held-to-maturity” investments and are reported at amortized cost, which approximates fair value. The Company has no held-to maturity investments.

The Company has no investments classified as trading securities.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at the lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.3 million at December 30, 2007 and $2.0 million at December 31, 2006.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. In 2007, in accordance with recent legislation, ownership of certain HME will transfer directly to the patient at the end of a 13-month continuous rental period. As a result, in the first quarter of fiscal 2007, the Company changed its estimated useful lives of certain HME whose ownership is ultimately expected to transfer to the patient and recorded a charge of approximately $400,000 in depreciation expense relating to the change in estimate. At December 30, 2007 and December 31, 2006, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets was $5.1 million and $6.1 million, respectively.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill or indefinite-lived intangibles is more than its estimated fair value.

The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2007, 2006 and 2005. Goodwill amounted to $276.1 million and $275.0 million at December 30, 2007 and December 31, 2006, respectively. Indefinite-lived intangible assets of $183.0 million at December 30, 2007 and $182.3 million as of December 31, 2006 were included in intangible assets, net in the consolidated balance sheets.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of December 30, 2007 and December 31, 2006 were as follows (in thousands):

	December 30, 2007			December 31, 2006
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(648)	(89)	(737)	(409)	(34)	(443)

Net covenants not to compete	550	186	736	789	241	1,030
Customer relationships	16,170	1,600	17,770	14,650	1,600	16,250	5 Years
Less: accumulated amortization	(3,390)	(362)	(3,752)	(1,717)	(133)	(1,850)

Net customer relationships	12,780	1,238	14,018	12,933	1,467	14,400
Tradenames	17,028	—	17,028	17,028	—	17,028	10 Years
Less: accumulated amortization	(3,217)	—	(3,217)	(1,515)	—	(1,515)

Net tradenames	13,811	—	13,811	15,513	—	15,513

Subtotal	27,141	1,424	28,565	29,235	1,708	30,943
Indefinite-lived intangible assets:
Certificates of need	179,011	4,026	183,037	178,311	4,026	182,337	Indefinite

Total identifiable intangible assets	$206,152	$5,450	$211,602	$207,546	$5,734	$213,280

Goodwill	$231,513	$44,587	$276,100	$230,372	$44,587	$274,959

During fiscal 2007, the Company identified a misclassification of recorded goodwill, as of December 31, 2006, associated with the Company’s acquisition of Healthfield in 2006. Although total goodwill as reflected in the consolidated balance sheet was not affected, a reclassification was made to reduce Other Related Services goodwill by approximately $26.3 million and to increase Home Health goodwill by the same amount as of December 31, 2006. Segment assets as of that date have been revised accordingly. See Note 13.

For fiscal year 2007, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of the Baptist Home Care acquisition (see Note 3) and goodwill decreased by $0.4 million as a result of adjustment of certain net operating loss carryforwards relating to Healthfield.

For the fiscal years 2007, 2006 and 2005 amortization expense approximated $3.9 million, $3.3 million and $0.5 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years approximates $4.0 million for fiscal years 2008 through 2009, $3.8 million for fiscal year 2010 and $3.7 million for fiscal years 2011 through 2012.

Certificates of Need

A Certificate of Need (“CON”) is a formal acknowledgement by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 11 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.

The amounts set forth in the table above for “Indefinite-lived intangible assets – Certificates of need” reflect the value of CONs acquired during fiscal 2006 and thereafter. With the assistance of an independent appraiser, the Company valued these CONs using an income approach and determined that these CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with Paragraph 39 of SFAS No. 141, Business Combinations (“SFAS No. 141”).

Gentiva has also classified the CONs as indefinite-lived, and therefore determined that the value of these CONs should not be amortized, in accordance with Paragraph 11 of SFAS No. 142. Paragraph 11 of SFAS No. 142 states that “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite”. The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.

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

Equity-Based Compensation Plans

Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the estimated fair value of share-based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

The Company has several stock ownership and compensation plans, which are described more fully in Note 10.

Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts are as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net income	$32,828	$20,776	$23,365

Basic weighted average common shares outstanding	27,798	26,480	23,267
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	801	837	1,660

Diluted weighted average common shares outstanding	28,599	27,317	24,927

Net income per common share:
Basic	$1.18	$0.78	$1.00
Diluted	$1.15	$0.76	$0.94

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 11.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical amounts.

The carrying amount of the Company’s cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity or, in the case of auction rate securities included in short-term investments, the expected short-term holding period by the Company.

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

While the Company believes the derivative will effectively help manage its risk, the derivative is subject to the risk that the counterparty is unable to perform under the terms of the swap agreement. The Company executed the derivative with a counterparty that is a well known major financial institution. The Company has monitored the creditworthiness of its counterparty and based on this analysis considers nonperformance by its counterparty to be unlikely.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative instrument is recorded at fair value on the Company’s consolidated balance sheets. Changes in the fair value of the derivative are reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings are affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 30, 2007, the Company had unrealized losses on the derivative of $0.7 million recorded in accumulated other comprehensive loss.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. As of December 30, 2007 and December 31, 2006, the Company had unamortized debt issuance costs of $5.0 million and $6.1 million, respectively, recorded in other assets.

Reclassifications and Revisions

Certain reclassifications have been made to the fiscal years 2006 and 2005 consolidated financial statements to conform to the current year presentation including: (i) a reclassification reducing Other Related Services goodwill, recorded in fiscal year 2006, by approximately $26.3 million and increasing Home Health goodwill by the same amount associated with the Company’s acquisition of Healthfield in 2006, and (ii) a reclassification of depreciation expense from cost of services and goods sold to selling, general and administrative expenses of $0.2 million for fiscal year 2005.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position (“FSP”) that amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued a FSP that would exclude leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements. The Company is evaluating the impact that the adoption of SFAS 157 and related guidance will have on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. FIN 48 further prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This Interpretation is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2006. The Company adopted this Interpretation in fiscal 2007, as further described in Note 11, and the adoption had no material impact on its consolidated financial statements.

Note 3.	Acquisitions / Dispositions

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

Total consideration of $3.8 million was paid in cash. The purchase price was allocated to goodwill ($1.5 million), identifiable intangible assets (including a certificate of need) ($2.2 million) and other assets ($0.1 million). The Company determined the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired.

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

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. In December 2006, June 2007 and February 2008, the Company received, in interim settlements of escrow claims, fair value of approximately $0.8 million, $0.2 million and $1.0 million, respectively, through the return of 47,489 shares, 11,574 shares and 45,229 shares of Gentiva common stock, respectively (see Note 8). Final consideration is subject to various post closing adjustments.

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

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeastern United States, which has favorable demographic trends and includes important Certificate of Need states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its specialty programs.

The transaction was accounted for in accordance with the provisions of SFAS No. 141. Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company, with the assistance of independent appraisers, has determined the estimated fair values based on such independent appraisals, discounted cash flows, quoted market prices, and management estimates derived from an independent valuation analysis of the intangible assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of an adjustment made during fiscal 2007 as further described in “Goodwill and Other Intangible Assets” (in thousands):

Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,636
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	265,640
Other assets	3,074

Total assets acquired	561,581
Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,318

The valuation and useful lives of the intangible assets by component and assignment to reportable segments are as follows (in thousands):

	Home Health	Other Related Services	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years
Customer relationships	10,680	—	10,680	10 Years
Certificates of need	178,311	4,026	182,337	Indefinite

Total	$204,872	$4,026	$208,898

Goodwill	$223,220	$42,420	$265,640

The estimated fair values of the assets acquired and liabilities assumed as noted above reflect the completion of the independent valuation analysis and post closing adjustments through December 30, 2007. The Company expects that between 15 percent and 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

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

	Fiscal Year
	2006	2005
Net revenues	$1,157,109	$1,170,250
Net income	$20,959	$24,421
Net income per common share:
Basic	$0.78	$0.92
Diluted	$0.75	$0.87
Weighted average shares outstanding:
Basic	26,981	26,461
Diluted	27,818	28,121

The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent as of the date of acquisition, (ii) amortization of identifiable intangibles related to the Healthfield acquisition and (iii) income tax provision at a normalized tax rate of 39 percent for each period. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 and 2005 fiscal years.

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

Note 4.	Restructuring, Integration Costs and Other Special Charges

During fiscal years 2007, 2006 and 2005, the Company recorded restructuring and integration costs and other special charges aggregating $2.4 million, $7.7 million and $0.9 million, respectively, as further discussed below.

CareCentrix Restructuring Activities

During fiscal 2006, the Company recorded charges of $0.7 million and in the fourth quarter of fiscal 2005 recorded charges of $0.8 million in connection with a restructuring plan associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract which became effective February 1, 2006. The Company completed this restructuring during the second quarter of fiscal 2006.

Integration Activities

The Company recorded charges of $2.3 million and $6.1 million during fiscal years 2007 and 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges included severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. Additional Healthfield integration costs to be incurred during fiscal 2008 are not expected to have a material impact on the Company’s results of operations.

Other Related Services Restructuring Activities

During fiscal years 2007 and 2006, the Company recorded charges of $0.1 million and $0.9 million, respectively, in connection with a restructuring plan associated with its hospice operations. Charges include severance costs in connection with the termination of personnel and lease costs associated with the closing of some facilities. The Company completed this restructuring during the third quarter of 2007.

The costs incurred and cash expenditures associated with restructuring and integrations activities during fiscal years 2007, 2006 and 2005 were as follows (in thousands):

	CareCentrix			Integration Activities			Other Related Services
	Compensation and Severance Costs	Facility Lease and Other Costs	Total	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Beginning balance at January 2, 2005	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge in 2005	770	19	789	—	—	—	—	—	—
Cash expenditures	—	(19)	(19)	—	—	—	—	—	—

Ending balance at January 1, 2006	$770	$—	$770	$—	$—	$—	$—	$—	$—
Charge in 2006	695	15	710	3,205	2,925	6,130	748	125	873
Cash expenditures	(1,465)	(15)	(1,480)	(2,347)	(2,221)	(4,568)	(325)	(125)	(450)
Asset write off	—	—	—	—	(702)	(702)	—	—	—

Ending balance at December 31, 2006	—	—	—	858	2	860	423	—	423
Charge in 2007	—	—	—	1,211	983	2,194	7	132	139
Cash expenditures	—	—	—	(1,560)	(985)	(2,545)	(398)	(132)	(530)

Ending balance at December 30, 2007	$—	$—	$—	$509	$—	$509	$32	$—	$32

Other Special Charges

In addition, during the fourth quarter of fiscal 2005, the Company recorded a special charge of $122,000 in connection with the decision to accelerate the vesting of certain stock options. See Note 10 for additional information.

Fiscal 2002

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $0.3 million and $1.1 million at December 30, 2007 and December 31, 2006, respectively. During the fiscal year 2007, the Company recorded a positive adjustment of $0.8 million in selling, general and administrative expenses in connection with the extension of a sub-lease agreement.

The balance of unpaid charges relating to all restructuring and integration activities aggregated $0.8 million at December 30, 2007 and $2.4 million at December 31, 2006, which was included in other accrued expenses in the consolidated balance sheets.

Note 5.	Fixed Assets, Net

(in thousands)	Useful Lives	December 30, 2007	December 31, 2006
Land	Indefinite	$1,180	$917
Building	30 Years	2,938	3,201
Computer equipment and software	3-5 Years	85,634	73,354
Home medical equipment	4 Years	12,050	9,000
Furniture and fixtures	5 Years	30,419	28,810
Leasehold improvements	Lease Term	15,281	13,398
Machinery and equipment	5 Years	4,512	1,947

		152,014	130,627
Less accumulated depreciation		(92,452)	(80,943)

		$59,562	$49,684

Depreciation expense was approximately $16.1 million in fiscal 2007, $11.9 million in fiscal 2006 and $7.6 million in fiscal 2005.

During fiscal 2006, the Company recorded a write-down of approximately $0.7 million (see Note 4) relating to developed software for which it was determined there was minimal future value.

Computer equipment and software at December 30, 2007 and December 31, 2006 included capitalized software of $27.5 million and $17.3 million, respectively, which is in development and is not yet being depreciated.

Note 6.	Long-Term Debt

Credit Arrangements

On February 28, 2006 the Company entered into a credit agreement which provides for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. The revolving credit facility was increased on March 5, 2008 as further described in Note 14. Upon the occurrence of certain events, including the issuance of capital stock, the incurrence of additional debt (other than that specifically allowed under the credit agreement), certain asset sales where the cash proceeds are not reinvested, or if the Company has excess cash flow (as defined in the agreement), mandatory prepayments of the term loan are required in the amounts specified in the credit agreement.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The interest rates under the credit agreement are reduced if the Company meets certain reduced leverage targets as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of December 30, 2007, the consolidated leverage ratio was 2.87.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of December 30, 2007, the Company was in compliance with the covenants in the credit agreement.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million. Under the swap agreement, the Company pays a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum for the period July 3, 2006 through July 31, 2007, 7.665 percent per annum for the period August 1, 2007 through February 13, 2008 and 7.415 percent per annum thereafter) on the $170 million rather than a fluctuating rate plus an applicable margin.

During fiscal 2006 and fiscal 2007, the Company made prepayments of $28 million and $32 million, respectively, relating to its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $768,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of December 30, 2007, maturities under the term loan were as follows: $2.3 million for fiscal 2008, $3.1 million per year for fiscal 2009 through fiscal 2012 and $295.3 million thereafter. As of December 30, 2007, the Company had outstanding borrowings under the term loan of $310.0 million. There were no borrowings outstanding under the revolving credit facility as of December 30, 2007.

Total outstanding letters of credit were approximately $20.1 million at December 30, 2007 and December 31, 2006. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Note 14. The Company also had outstanding surety bonds of $1.9 million at December 30, 2007 and $2.7 million at December 31, 2006.

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

Other

The Company has equipment capitalized under capital lease obligations. At December 30, 2007 and December 31, 2006, long-term capital lease obligations were $1.6 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $1.4 million and $1.1 million at December 30, 2007 and December 31, 2006, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For fiscal 2007 and fiscal 2006, net interest expense was approximately $24.1 million and $21.4 million, respectively, consisting primarily of interest expense associated with the term loan borrowings, fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.2 million and $3.3 million, respectively, earned on short-term investments and existing cash balances.

Note 7.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the

Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the fiscal year ended December 30, 2007 and December 31, 2006. During fiscal year 2005, the Company repurchased 1,325,000 shares of its common stock at a total cost of $21.1 million and at an average cost of $15.93 per share. As of December 30, 2007, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Note 8.	Legal Matters

Litigation

In addition to the matters referenced in this Note 8, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes.

Indemnifications

Gentiva became an independent, publicly owned company on March 15, 2000, when the common stock of the Company was issued to the stockholders of Olsten Corporation, a Delaware corporation (“Olsten”), the former parent corporation of the Company (the “Split-Off”). In connection with the Split-Off, the Company agreed to assume, to the extent permitted by law, and to indemnify Olsten for, the liabilities, if any, arising out of the home health services business, including tax liabilities for periods prior to the Split-Off date. See Note 11.

Healthfield

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential indemnification claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. On December 29, 2006 and June 29, 2007, 47,489 shares and 11,574 shares of Gentiva’s common stock, respectively, valued at $767,000 and $232,000, respectively, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund. On February 28, 2008, the second anniversary of the closing, another release from the escrow fund took place, at which time 45,229 shares of Gentiva’s common stock, valued at $972,000, were disbursed to the Company from the escrow fund covering additional interim claims.

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

During 2004, the fiscal intermediary completed the reopening of all 1997 and 1998 cost reports and determined that the adjustment to allowable costs were approximately $10.4 million. The Company received the funds and recorded the adjustment of $10.4 million as net revenues during fiscal 2004.

The fiscal intermediary completed the process of reopening the 1999 cost reports during the first quarter of fiscal 2006. The Company expected to receive funds of approximately $5.5 million related to the 1999 cost reports. The Company received $3.6 million of this amount during the fourth quarter of fiscal 2005 and recorded the adjustment as net revenues during fiscal 2005. The Company received the remaining $1.9 million relating to the 1999 settlement in the first quarter of fiscal 2006 and recorded the adjustment as net revenues during fiscal 2006.

The time frame for resolving all items relating to the 2000 cost reports cannot be determined at this time.

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations (“OIG”). The subpoena seeks information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company’s knowledge, the government has not filed a complaint against the Company.

Note 9.	Commitments

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $27.5 million in 2007, $25.6 million in 2006 and $18.0 million in 2005.

Future minimum rental commitments and sublease rentals for all non-cancelable leases at December 30, 2007 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2008	$23,986	$706	$23,280
2009	20,911	685	20,226
2010	15,545	393	15,152
2011	10,682	—	10,682
2012	5,216	—	5,216
Thereafter	1,552	—	1,552

Note 10.	Equity-Based Compensation Plans

In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the “2004 Plan”) as a replacement for the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. As of December 30, 2007, the Company had 1,932,357 shares available for issuance under the 2004 plan.

In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which was most recently amended and restated as of December 31, 2007. Under the plan, each non-employee director receives an annual deferred stock unit award valued at $55,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 153,297 shares were available for future grants as of December 30, 2007. During fiscal 2007, 2006 and 2005, the Company issued stock units or shares in the amounts of 23,229, 20,787 and 15,763, respectively, under the plan. As of December 30, 2007, 108,610 stock units were outstanding under the plan.

In 1999, the Company adopted an ESPP, as amended on February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to provide an aggregate of 2,400,000 shares of common stock available for issuance under the ESPP. All employees of the Company, who have been employed for 60 days or more prior to the beginning of an offering period and who customarily work at least twenty hours per week, are eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP was the lesser of 85 percent of the fair market value of the Company’s common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. Beginning in January 2008, the offering period under the ESPP was changed from six months to three months and the purchase price of shares under the ESPP will represent 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. In addition, all employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. As of December 30, 2007, 742,122 shares of common stock were available for future issuance under the ESPP. During fiscal 2007, 2006, and 2005, the Company issued 131,745, 273,904 and 221,317 shares, respectively, under the ESPP. In January 2008, the Company issued 134,665 shares under the ESPP relating to the six month offering period ended December 31, 2007.

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

Accelerating the vesting of these options eliminated the future compensation expense that the Company would have otherwise recognized in its consolidated statements of income with respect to these options when SFAS 123(R) became effective. SFAS 123(R) became effective for the Company on January 2, 2006 and requires that compensation expense associated with stock options be recognized in the Company’s consolidated statements of income, instead of as previously presented on a pro forma basis within a footnote disclosure included in the Company’s consolidated financial statements. The future compensation expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $2.3 million on an after tax basis.

Prior to January 2, 2006, the Company accounted for equity-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Under this approach, the imputed cost of stock option grants and discounts offered under the Company’s ESPP is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remained unvested on the date of adoption. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FASB Staff Position No. FAS 123(R) (the “long method”) as of the adoption of SFAS 123(R). For awards that are partially vested at the date that SFAS 123(R) is adopted, the Company has elected to reflect the assumed proceeds, related to the tax benefits to be recorded in additional paid-in capital (“APIC”), by the amount in which the hypothetical APIC pool would be increased (or decreased) upon exercise of the award. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

Stock option grants in fiscal 2007 and fiscal 2006 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four. Prior to the acceleration of vesting of certain stock options, as discussed in more detail above, stock option grants that were awarded in fiscal 2005 and prior years were scheduled to fully vest over periods ranging from three to six years.

For fiscal 2007, the Company recorded equity-based compensation expense of $6.8 million as compared to $4.3 million for fiscal 2006, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R). For fiscal year 2005, the Company recorded no compensation expense pursuant to the provisions of APB 25.

The weighted-average fair values of the Company’s stock options granted during fiscal 2007, 2006 and 2005, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Fiscal Year Ended
	December 30, 2007	December 31, 2006
Weighted average fair value of options granted	$7.07	$7.26
Risk-free interest rate	4.69%	4.78%
Expected volatility	30%	35%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2007, 2006 and 2005 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s ESPP, using the Black-Scholes option pricing model. Assumptions for fiscal years 2007, 2006, and 2005 are as follows:

	Fiscal Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	5.09%	5.01%	4.42%	5.30%	2.63%	3.32%
Expected volatility	30%	23%	32%	34%	27%	33%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of December 30, 2007 and changes during the fiscal year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2006	3,321,961	$12.73
Granted	880,100	19.53
Exercised	(490,123)	10.76
Cancelled	(361,740)	18.08

Balance as of December 30, 2007	3,350,198	$14.23	6.8	$15,017,299

Exercisable Options	1,490,969	$9.03	4.8	$14,437,374

During fiscal 2007, the Company granted 880,100 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $19.53 and a weighted-average, grant-date fair value of $7.07. The total intrinsic value of options exercised during fiscal year 2007 and fiscal year 2006 was $4.5 million and $8.5 million, respectively.

As of December 30, 2007, the Company had $5.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of options that vested during fiscal 2006 was $2.0 million. There were no options that vested during fiscal 2007.

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

Fiscal Year Ended January 1, 2006
Net income—as reported	$23,365
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5,818)

Net income—pro forma	$17,547

Basic income per share—as reported	$1.00
Basic income per share—pro forma	$0.75
Diluted income per share—as reported	$0.94
Diluted income per share—pro forma	$0.70

Income before income taxes for fiscal year 2005 included a charge of $122,000, representing the estimated benefit of accelerating the vesting of options granted to individuals who might otherwise terminate and forfeit the benefit of such options prior to their original vesting date.

On January 15, 2008, the Company issued 776,500 stock options at an exercise price of $18.54 per share.

Note 11.	Income Taxes

Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Current
Federal	$206	$(706)	$(4,796)
State and local	1,625	1,731	324

	1,831	1,025	(4,472)

Deferred
Federal	18,899	11,490	11,362
State and local	2,024	(649)	1,587

	20,923	10,841	12,949

Income tax expense	$22,754	$11,866	$8,477

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for fiscal 2007, 2006 and 2005 is as follows (in thousands):

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.2	6.9	5.5
Recognition of state net operating loss carryforwards, net of Federal benefit	—	(2.1)	—
Decrease in State valuation allowance, net of Federal benefit	(0.8)	(1.7)	(1.0)
Impact of equity-based compensation	2.2	3.5	—
Resolution of prior period tax matters	(0.8)	(2.5)	(13.2)
Deferred tax impact rate changes	—	(1.7)	—
Other	0.1	(1.0)	0.3

Effective tax rate	40.9%	36.4%	26.6%

The income tax provision for fiscal 2005 included a $4.2 million release of tax reserves related to the favorable resolution of tax audit issues for the years 1997 through 2000. The Company agreed to assume responsibility for these items in connection with its Split-Off from the Olsten Corporation in March 2000.

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 30, 2007	December 31, 2006
Deferred tax assets
Current:
Reserves and allowances	$9,947	$14,017
Federal net operating loss and other carryforwards	4,628	13,373
Other	4,284	3,053

Total current deferred tax assets	18,859	30,443
Noncurrent:
Intangible assets	42,996	49,453
State net operating loss carryforwards	7,958	8,689
Less: valuation allowance	(4,076)	(4,191)

Total noncurrent deferred tax assets	46,878	53,951

Total assets	65,737	84,394

Deferred tax liabilities:
Noncurrent:
Fixed assets	(1,750)	(2,828)
Intangible assets	(80,667)	(82,227)
Developed software	(11,463)	(7,316)
Acquisition reserves	(1,545)	(1,513)
Other	(25)	(1,132)

Total non-current deferred tax liabilities	(95,450)	(95,016)

Net deferred tax liabilities	$(29,713)	$(10,622)

At December 30, 2007, current net deferred tax assets were $18.9 million and non-current net deferred tax liabilities were $48.6 million.

In late fiscal 2005, the Company transferred the self insured portion of its workers’ compensation and medical malpractice liabilities to a newly established and wholly-owned captive insurance company. The transfer resulted in a reduction of deferred tax assets related to reserves and allowances of approximately $8.6 million, a reduction in current taxes payable of approximately $8.6 million and the creation of additional federal net operating loss carryforwards, which aggregated approximately $5.7 million at the end of fiscal 2005.

At December 30, 2007, the Company had federal tax credit carryforwards of $2.5 million and federal net operating loss carryforwards of $5.9 million, which expire beginning in 2025. A federal net operating loss carryforward of $4.9 million is from the Healthfield acquisition and is subject to Internal Revenue Code §382 limitations. Deferred tax assets relating to federal net operating carryforwards approximate $2.1 million. In addition, the Company had state net operating loss carryforwards of approximately $159 million, which expire between 2008 and 2027. Deferred tax assets relating to state net operating loss carryforwards approximate $8.0 million. A valuation allowance of $4.1 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

On January 1, 2007, the Company adopted FIN 48, which requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. The implementation of FIN 48 had no significant impact on the Company’s consolidated financial statements. At December 30, 2007, the Company had $4.7 million of unrecognized tax benefits, $2.9 million of which would affect the Company’s effective tax rate if recognized including $1.5 million for which the statute of limitations will expire in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2007	$5,439
Additions for tax positions of the current year	325
Additions for tax positions of prior year	28

Reductions for tax positions of prior years for:
Settlements during the period	(308)
Lapses of applicable statute of limitations	(822)

Balance, December 30, 2007	$4,662

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of December 30, 2007 and December 31, 2006, the Company had approximately $0.5 million and $0.7 million, respectively, of accrued interest related to uncertain tax positions.

As of December 30, 2007, the Company is subject to federal income tax examinations for the tax years 2004 through 2007. In the major state jurisdictions under which the Company is subject to income tax, tax years 2004 through 2007 remain subject to examination, with the exception of Arizona, Michigan and Texas, for which tax years 2003 through 2007 remain subject to examination.

Note 12.	Benefit Plans for Permanent Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 30, 2007 and December 31, 2006, totaling approximately $19.7 million and $17.1 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

Company contributions under the defined contribution plans were approximately $4.2 million in 2007, $4.5 million in 2006 and $2.5 million in 2005.

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

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

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

Net revenues by major payer source are as follows (in thousands):

	Fiscal Year
	2007	2006	2005
(Dollars in millions)
Medicare
Home Health	$549.2	$455.3	265.8
Other	60.3	53.8	—

Total Medicare	609.5	509.1	265.8
Medicaid and Local Government	153.1	174.2	149.8
Commercial Insurance and Other	466.7	423.3	453.2

	$1,229.3	$1,106.6	868.8

Revenues from Cigna amounting to $239.2 million, $216.0 million and $251.4 million for the fiscal years 2007, 2006 and 2005, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Hospice	$67,148	$62,214	$—
Respiratory services and HME	38,410	28,608	1,987
Infusion therapies	11,741	10,155	—
Consulting services	4,498	3,683	3,375

Total net revenues	$121,797	$104,660	$5,362

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		Other Related Services		Total
Fiscal year ended December 30, 2007
Net revenue—segments	$821,829		$290,786		$121,797		$1,234,412

Intersegment revenues							(5,115)

Total net revenue							$1,229,297

Operating contribution	$122,053	(1)	$29,070		$13,821	(1)	$164,944

Corporate expenses							(65,268	)(1)
Depreciation and amortization							(20,013)
Interest expense, net							(24,081)

Income before income taxes							$55,582

Segment assets	$572,134		$52,925		$72,729		$697,788

Intersegment assets							(253)
Corporate assets							184,698

Total assets							$882,233

Fiscal year ended December 31, 2006
Net revenue—segments	$746,893	(3)	$267,539	(4)	$104,660		$1,119,092

Intersegment revenues							(12,504)

Total net revenue							$1,106,588

Operating contribution	$94,477	(3)	$24,740	(4)	$18,612	(3)	$137,829

Corporate expenses							(68,545	)(3)
Depreciation and amortization							(15,241)
Interest expense, net							(21,401)

Income before income taxes							$32,642

Segment assets	$556,593	(2)	$49,204		$79,390	(2)	$685,187

Intersegment assets							(829)
Corporate assets							159,524

Total assets							$843,882

Fiscal year ended January 1, 2006
Net revenue—segments	$547,154	(5)	$333,010	(6)	$5,362		$885,526

Intersegment revenues							(16,683)

Total net revenue							$868,843

Operating contribution	$53,650	(5)	$26,006	(6)	$881		$80,537

Corporate expenses							(42,482	)(7)
Depreciation and amortization							(8,091)
Interest income, net							1,878

Income before income taxes							$31,842

Segment assets	$84,564		$67,466		$4,694		$156,724

Intersegment assets							(752)
Corporate assets							170,593

Total assets							$326,565

(1)	For fiscal year 2007, Home Health operating contribution included costs of $0.6 million and corporate expenses included costs of $1.7 million in connection with integration activities relating to the Healthfield acquisition. Other Related Services operating contribution for fiscal 2007 included costs of $0.1 million relating to a restructuring plan. See Note 4.

In addition, corporate expenses included a net charge of $0.3 million relating to an adjustment of remaining lease obligations associated with a 2002 restructuring plan and various other adjustments.

(2)	During fiscal 2007, the Company identified a misclassification of goodwill, as of December 31, 2006, between its Other Related Services segment, associated with the Company’s acquisition of Healthfield in 2006, and the Home Health segment. This misclassification resulted in a reduction in Other Related Services goodwill by approximately $26.3 million and an increase in Home Health goodwill by the same amount. Fiscal year 2006 segment assets have been revised accordingly.

(3)	The Home Health segment net revenues and operating contribution for fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. See Note 8.

Home Health operating contribution for fiscal 2006 included costs of $2.3 million and corporate expenses included costs of $3.9 million for fiscal 2006 in connection with integration activities relating to the Healthfield acquisition. Other Related Services operating contribution for fiscal 2006 included costs of $0.9 million relating to a restructuring plan. See Note 4.

In addition, for the fiscal year ended December 31, 2006, corporate expenses included a credit of approximately $0.9 million relating to legal settlements.

(4)	For fiscal year 2006, CareCentrix included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two regional care centers. See Note 4.

In addition, net revenue and operating contribution for fiscal 2006 included an increase of $0.6 million which represented incremental revenue relating to a classification change of a CareCentrix contract.

(5)	For fiscal year 2005, Home Health segment net revenues and operating contribution included $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. In addition, operating contribution reflected a $1.2 million gain relating to a disposition of an underperforming location.

During the second quarter of fiscal 2003, CMS initiated a project to recover, over a 24 month period, overpayments to providers relating to partial episode payments (“PEPs”) for overlapping episodes of service during the period prior to and through April 2003. PEPs occur if a patient is discharged but readmitted to another agency within the same 60 day period. The Company had established reserves for such PEPs in fiscal 2002 and 2003 based on information available at that time. During the third quarter of fiscal 2005 it was determined that CMS had completed its recovery project resulting in an excess reserve. In connection with this item, Home Health segment net revenues and operating contribution for fiscal 2005 included a positive adjustment of approximately $0.7 million.

(6)	For fiscal year 2005, CareCentrix segment results reflected a revenue adjustment of approximately $1.1 million and a reduction in operating contribution of $0.8 million, in connection with a change in estimate relating to certain home healthcare services provided to a managed care customer and $0.8 million related to restructuring charges.

(7)	For fiscal year 2005, corporate expenses included a credit of approximately $0.8 million relating to a favorable arbitration settlement and a charge of $0.1 million in connection with the decision to accelerate the vesting of certain stock options. See Note 10.

Note 14.	Subsequent Events

Home Health Care Affiliates Acquisition

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. and certain of its subsidiaries and affiliates (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi, for $55 million in cash, excluding transaction costs and subject to post-closing adjustments. The Company funded the transaction using $12 million of borrowings under the Company’s revolving credit facility and $43 million in existing cash balances.

The Company acquired HHCA to strengthen and expand its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a CON in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

The transaction will be accounted for in accordance with the provisions of SFAS No. 141. Accordingly, HHCA’s results of operations will be included in the Company’s consolidated financial statements from the date of its acquisition, February 29, 2008. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management and an independent valuation analysis of the intangible assets acquired. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

Auction Rate Securities

At December 30, 2007, the Company’s short-term investments consisted of $31.3 million of AAA-rated ARSs. The Company’s accounting policy with respect to the investments is further described in Note 2. Prior to February 2008, the auction rate securities market was highly liquid. Commencing in February 2008, a number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a “penalty” rate. In the case of a failed auction, the Company will not be able to access these funds without a loss of principal, unless a future auction on these investments is successful.

Through March 11, 2008, the Company successfully sold at par value $16. 9 million of the $31.3 million outstanding ARSs as of December 30, 2007. The remaining $14.4 million of ARSs were held as a result of “failed” auctions. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature.

If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company believes these investments will be liquidated without loss in the next twelve months and has no reason to believe that any of the underlying issuers of the ARSs are presently at risk or that these securities are otherwise impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity.

Financing Arrangements

In February 2008, the Company transferred approximately $21.8 million of cash which had been restricted in a segregated trust account as of December 30, 2007 for use as collateral under the Company’s insurance programs to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility.

On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million.

Cigna Contract Extension

On February 5, 2008, the Company’s CareCentrix business unit entered into an extension of the Company’s national homecare contract with Cigna, which provides for the coordination and delivery of certain homecare services to Cigna members through January 31, 2011, amending the current agreement that was set to expire on January 31, 2009.

Note 15.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 30, 2007
Net revenues	$299,542		$307,277	$309,082	$313,396
Gross profit	129,421		131,001	130,041	133,242
Income before income taxes (1)	12,034		15,433	13,988	14,127	(2)
Net income	6,839		8,952	8,191	8,846
Earnings Per Share:
Net income—basic	0.25		0.32	0.29	0.32
Net income—diluted	0.24		0.31	0.28	0.31
Weighted average shares outstanding:
Basic	27,530		27,703	27,955	28,006
Diluted	28,439		28,540	28,802	28,781

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2006
Net revenues	$243,240	(3)	$284,061	$286,169	$293,118
Gross profit	99,611	(3)	121,176	117,919	123,608
Income before income taxes (1)	7,583		9,607	6,853	8,599	(2)
Net income	4,407		5,543	5,314	5,512
Earnings Per Share:
Net income—basic	0.18		0.21	0.20	0.20
Net income—diluted	0.17		0.20	0.19	0.20
Weighted average shares outstanding:
Basic	24,516		26,926	27,178	27,301
Diluted	25,497		27,851	27,983	28,167

(1)	Income before income taxes for each of the fiscal 2007 and fiscal 2006 quarters includes a charge relating to restructuring and integration costs as follows (in thousands): (See Note 4.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 30, 2007	$975	$645	$556	$257
Fiscal year ended December 31, 2006	1,998	724	1,692	3,300

(2)	Income before income taxes for the fourth quarter of fiscal 2007 included a net charge of $0.3 million relating to an adjustment of remaining lease obligations associated with a 2002 restructuring plan and various other adjustments. Income before income taxes for the fourth quarter of fiscal year 2006 included a credit of approximately $0.9 million relating to legal settlements.

(3)	For the first quarter of fiscal 2006, net revenues, gross profit and income before income taxes included special items of $1.9 million related to the remaining settlement of the Company’s Medicare cost report appeals for 1999. See Note 8.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 30, 2007

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 30, 2007	$9,805	$9,939	$(10,307)	$9,437
For the year ended December 31, 2006	8,657	9,425	(8,277)	9,805
For the year ended January 1, 2006	7,040	6,172	(4,555)	8,657

Valuation allowance on deferred tax assets:
For the year ended December 30, 2007	$4,191	$529	$(644)	$4,076
For the year ended December 31, 2006	4,124	617	(550)	4,191
For the year ended January 1, 2006	4,455	—	(331)	4,124

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 90 and 91, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc and Subsidiaries (the “Company”) at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the 2007 Annual Report to Shareholders.

Our responsibility is to express opinions of these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

New York, New York

March 13, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 90 and 91, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

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

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2008 Proxy Statement.

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

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2008 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2008 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2008 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(3) Exhibit

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Separation Agreement dated August 17, 1999 among Olsten Corporation, Aaronco Corp. and Adecco SA (2)

10.2	Omnibus Amendment No. 1 dated October 7, 1999 by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp. (2)

10.3	Omnibus Amendment No. 2 dated January 18, 2000 by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (2)

10.4	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent (3)

10.5	Executive Officers Bonus Plan, as amended (6)*

10.6	1999 Stock Incentive Plan (7)*

10.7	2004 Equity Incentive Plan (8)*

10.8	Amendment No. 1 to 2004 Equity Incentive Plan (9)*

10.9	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

Exhibit Number	Description
10.10	Employee Stock Purchase Plan, as amended*+

10.11	2005 Nonqualified Retirement Plan (9)*

10.12	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.13	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva (10)*

10.14	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva*+ (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.15	Employment Agreement dated as of March 22, 2004 with Ronald A. Malone (11)*

10.16	Change in Control Agreement dated as of March 22, 2004 with Ronald A. Malone (11)*

10.17	Letter Agreement and Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (12)*

10.18	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (13)*

10.19	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (14)*

10.20	Annual performance goals for 2007 for bonuses payable under Executive Officers Bonus Plan (15)*

10.21	Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (16) (confidential treatment requested as to portions of this document)

10.22	Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (17) (confidential treatment requested as to portions of this document)

10.23	Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (18) (confidential treatment requested as to portions of this document)

10.24	Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19) (confidential treatment requested as to portions of this document)

10.25	Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19)

10.26	Fifth Amendment dated October 27, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (20)

10.27	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (20)

10.28	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (21)

Exhibit Number	Description
10.29	Eighth Amendment dated March 12, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) +

10.30	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (22)

10.31	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (23)

10.32	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (23)

10.33	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (23)

10.34	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (23)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 28, 2004.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2006.

(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(14)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed March 28, 2007.
(16)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.
(17)	Incorporated herein by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.
(18)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.
(19)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.
(20)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended January 1, 2006.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 1, 2007.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.

*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 13, 2008	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2008	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Chief Executive Officer and Chairman of the
Board and Director (Principal Executive Officer)

Date: March 13, 2008	By:	/S/ JOHN R. POTAPCHUK
John R. Potapchuk
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

Date: March 13, 2008	By:	/S/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 13, 2008	By:	/S/ STUART R. LEVINE
Stuart R. Levine
Director

Date: March 13, 2008	By:	/S/ MARY O’NEIL MUNDINGER
Mary O’Neil Mundinger
Director

Date: March 13, 2008	By:	/S/ STUART OLSTEN
Stuart Olsten
Director

Date: March 13, 2008	By:	/S/ JOHN A. QUELCH
John A. Quelch
Director

Date: March 13, 2008	By:	/S/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 13, 2008	By:	/S/ JOSH S. WESTON
Josh S. Weston
Director

Date: March 13, 2008	By:	/S/ GAIL R. WILENSKY
Gail R. Wilensky
Director

Date: March 13, 2008	By:	/S/ RODNEY D. WINDLEY
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Separation Agreement dated August 17, 1999 among Olsten Corporation, Aaronco Corp. and Adecco SA (2)

10.2	Omnibus Amendment No. 1 dated October 7, 1999 by and among Olsten Corporation, Aaronco Corp., Adecco SA and Olsten Health Services Holding Corp. (2)

10.3	Omnibus Amendment No. 2 dated January 18, 2000 by and among Olsten Corporation, Adecco SA, Olsten Health Services Holding Corp., the Company and Staffing Acquisition Corporation (2)

10.4	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent (3)

10.5	Executive Officers Bonus Plan, as amended (6)*

10.6	1999 Stock Incentive Plan (7)*

10.7	2004 Equity Incentive Plan (8)*

10.8	Amendment No. 1 to 2004 Equity Incentive Plan (9)*

10.9	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.10	Employee Stock Purchase Plan, as amended*+

10.11	2005 Nonqualified Retirement Plan (9)*

10.12	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.13	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva (10)*

10.14	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva*+ (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.15	Employment Agreement dated as of March 22, 2004 with Ronald A. Malone (11)*

10.16	Change in Control Agreement dated as of March 22, 2004 with Ronald A. Malone (11)*

10.17	Letter Agreement and Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange(12)*

Exhibit Number	Description
10.18	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (13)*

10.19	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (14)*

10.20	Annual performance goals for 2007 for bonuses payable under Executive Officers Bonus Plan (15)*

10.21	Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (16) (confidential treatment requested as to portions of this document)

10.22	Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (17) (confidential treatment requested as to portions of this document)

10.23	Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (18) (confidential treatment requested as to portions of this document)

10.24	Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19) (confidential treatment requested as to portions of this document)

10.25	Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19)

10.26	Fifth Amendment dated October 27, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (20)

10.27	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (20)

10.28	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) (21)

10.29	Eighth Amendment dated March 12, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document) +

10.30	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (22)

10.31	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (23)

10.32	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (23)

10.33	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (23)

Exhibit Number	Description
10.34	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (23)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 28, 2004.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2006.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(14)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed March 28, 2007.
(16)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.
(17)	Incorporated herein by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.
(18)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.
(19)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.
(20)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended January 1, 2006.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 1, 2007.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.

*	Management contract or compensatory plan or arrangement
+	Filed herewith