Form 10-Q
period 2008-03-30
GENTIVA HEALTH SERVICES INC
filed 2008-05-09
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 5, 2008, was 28,478,137.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 30, 2008	December 30, 2007
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$16,382	$36,181
Short-term investments	1,350	31,250
Receivables, less allowance for doubtful accounts of $9,305 and $9,437 at March 30, 2008 and December 30, 2007, respectively	230,190	207,801
Deferred tax assets	17,551	18,859
Prepaid expenses and other current assets	16,041	14,415

Total current assets	281,514	308,506

Long-term investments	12,641	—
Fixed assets, net	62,534	59,562
Intangible assets, net	233,872	211,602
Goodwill	310,909	276,100
Other assets	25,893	26,463

Total assets	$927,363	$882,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,072	$2,304
Accounts payable	24,219	20,093
Payroll and related taxes	28,057	17,163
Deferred revenue	31,790	29,015
Medicare liabilities	8,257	7,985
Cost of claims incurred but not reported	22,732	24,321
Obligations under insurance programs	36,733	36,816
Other accrued expenses	39,616	42,282

Total current liabilities	194,476	179,979

Long-term debt	318,928	307,696
Deferred tax liabilities, net	55,218	48,572
Other liabilities	21,672	22,557

Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 28,506,356 and 28,104,750 shares at March 30, 2008 and December 30, 2007, respectively	2,850	2,810
Additional paid-in capital	322,086	314,747
Retained earnings	15,331	7,608
Accumulated other comprehensive loss	(1,227)	(737)
Treasury stock, 104,292 and 59,063 shares at March 30, 2008 and December 30, 2007, respectively	(1,971)	(999)

Total shareholders’ equity	337,069	323,429

Total liabilities and shareholders’ equity	$927,363	$882,233

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Net revenues	$323,722	$299,542
Cost of services and goods sold	187,199	170,121

Gross profit	136,523	129,421
Selling, general and administrative expenses	117,880	111,065

Operating income	18,643	18,356
Interest expense	(6,093)	(7,139)
Interest income	667	817

Income before income taxes	13,217	12,034
Income tax expense	5,494	5,195

Net income	$7,723	$6,839

Net income per common share:
Basic	$0.27	$0.25

Diluted	$0.27	$0.24

Weighted average shares outstanding:
Basic	28,282	27,530

Diluted	29,043	28,439

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES:
Net income	$7,723	$6,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,151	4,783
Amortization of debt issuance costs	287	206
Provision for doubtful accounts	2,600	1,992
Equity-based compensation expense	1,736	1,652
Windfall tax benefits associated with equity-based compensation	(1,235)	(241)
Deferred income tax expense	4,848	3,699
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(19,598)	(17,741)
Prepaid expenses and other current assets	(2,151)	(4,863)
Accounts payable	3,911	(103)
Payroll and related taxes	9,102	10,654
Deferred revenue	809	4,717
Medicare liabilities	271	781
Cost of claims incurred but not reported	(1,590)	449
Obligations under insurance programs	(354)	2,482
Other accrued expenses	(3,324)	(320)
Other, net	(51)	695

Net cash provided by operating activities	8,135	15,681

INVESTING ACTIVITIES:
Purchase of fixed assets	(6,624)	(6,445)
Acquisition of businesses, net of cash acquired	(47,405)	—
Purchase of short-term investments available-for-sale	(28,000)	(17,000)
Sale of short-term investments available-for-sale	44,900	12,800

Net cash used in investing activities	(37,129)	(10,645)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,119	2,188
Windfall tax benefits associated with equity-based compensation	1,235	241
Borrowings under revolving credit facility	12,000	—
Home Health Care Affiliates debt repayments	(7,420)	—
Other debt repayments	—	(7,000)
Debt issuance costs	(432)	—
Repayment of capital lease obligations	(307)	(294)

Net cash provided by (used in) financing activities	9,195	(4,865)

Net change in cash, cash equivalents and restricted cash	(19,799)	171
Cash, cash equivalents and restricted cash at beginning of period	36,181	32,910

Cash, cash equivalents and restricted cash at end of period	$16,382	$33,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,702	$7,912
Income taxes paid, net of refunds	$416	$286
FINANCING ACTIVITY AND SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING:
Fixed assets acquired under capital lease	$301	$516

On February 28, 2008, 45,229 shares of common stock were received from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company and were recorded as treasury stock.

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its Home Health, CareCentrix® and Other Related Services reportable business segments. See Note 15 for a description of the Company’s operating segments.

On February 29, 2008, the Company completed the acquisition of Home Health Care Affiliates, Inc., a provider of home health and hospice services, which operates under the names Gilbert’s Home Health and Gilbert’s Hospice Care in 14 locations in the state of Mississippi, as further described in Note 6.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at December 30, 2007 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, may access the cash funds in the trust account by providing equivalent amounts of alternative collateral. In February 2008, the Company transferred approximately $21.8 million of its segregated cash funds to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility. At March 30, 2008, restricted cash approximated $0.2 million. Interest on all restricted funds accrues to the Company. See Note 10.

The Company had operating funds of approximately $5.8 million at March 30, 2008 and December 30, 2007, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with individual financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these financial institutions are viable entities and believes any risk of loss is remote.

Investments

The Company’s investments consist of AAA-rated auction rate securities (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At March 30, 2008 and December 30, 2007, all such investments were categorized as available-for-sale. Available-for-sale investments are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in other comprehensive income (loss). Fair value is determined in accordance with the provisions of SFAS No. 157 “Fair Value Investments” (“SFAS 157”), as further discussed in Note 3. ARSs are variable-rate debt securities that have a long-term maturity with the interest rate being reset every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. As of March 30, 2008, the Company held approximately $1.4 million of ARSs classified as short-term due to the underlying security being called at par, which settled on April 30, 2008. During the first quarter of fiscal 2008, the Company reclassified ARSs of approximately $13.0 million to long-term investments and recorded a valuation allowance of approximately $0.4 million due to reduced liquidity for these securities as a result of failed auctions.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.3 million at March 30, 2008 and December 30, 2007.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. As of March 30, 2008 and December 30, 2007, the Company had unamortized debt issuance costs of $5.2 million and $5.0 million, respectively, recorded in other assets.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At March 30, 2008 and December 30, 2007, the net book value of HME included in fixed assets, net in the accompanying balance sheets was $5.8 million and $5.1 million, respectively.

3.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and selected financial liabilities measured at fair value on a recurring basis was as follows: (in thousands):

	March 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,307	$—	$—	$6,307
Municipal bonds	—	1,350	12,641	$13,991

Total assets	$6,307	$1,350	$12,641	$20,298

Liabilities:
Interest rate derivatives	$—	$1,686	$—	$1,686

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities”) whose underlying assets are AAA-rated municipal bonds supporting student loans which are substantially backed by the federal government. Amortized cost of the bonds approximates $13.0 million at March 30, 2008. The securities have been classified as level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range between three and twenty seven years, the Company has classified $13.0 million of auction rate securities as long-term investments on the Company’s consolidated balance sheet. In addition, while these ARSs are categorized as available for sale, the Company expects to have the ability to hold these securities to maturity or until such time the credit market recovers.

The carrying amount of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets (in thousands):

Total
Balance at December 30, 2007	$—
Transfers in of level 3 securities	13,000
Unrealized loss on level 3 securities	$(359)

Balance at March 30, 2008	$12,641

As of March 30, 2008, the Company had unrealized losses on auction rate securities, net of tax, of $0.2 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

Cash Flow Hedge

The Company utilizes a derivative financial instrument to help manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instrument consists of a two year interest rate swap agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loan (see Note 10).

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative instrument is recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivative are reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings are affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of March 30, 2008 and December 30, 2007, the Company had unrealized losses, net of tax, on the derivative of $1.0 million and $0.7 million, respectively, recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheets.

4.	New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any of the Company’s existing financial assets and liabilities.

5.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in thousands):

	First Quarter
	2008	2007	Percentage Variance
Medicare	$159,680	$150,543	6.0%
Medicaid and Local Government	35,365	38,327	(7.7)%
Commercial Insurance and Other	128,677	110,672	16.3%

	$323,722	$299,542	8.1%

Net revenues in Home Health and Other Related Services segments are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source. The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the first quarter of fiscal 2008, Cigna accounted for approximately 20 percent of the Company’s total net revenues compared to approximately 18 percent for the first quarter of fiscal 2007.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent and 6 percent of total net revenues for the first quarter of fiscal 2008 and 2007, respectively.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 30, 2008	December 30, 2007
Medicare	$104,515	$93,992
Medicaid and Local Government	22,848	21,818
Commercial Insurance and Other	112,132	101,428

Gross Accounts Receivable	239,495	217,238
Less: Allowance for doubtful accounts	(9,305)	(9,437)

Net Accounts Receivable	$230,190	$207,801

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.8 million and $6.9 million as of March 30, 2008 and December 30, 2007, respectively.

6.	Acquisitions

Home Health Care Affiliates, Inc.

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. and certain of its subsidiaries and affiliates (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55 million, excluding transaction costs and subject to post-closing adjustments consisted of cash of $47.4 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.4 million and (ii) $11.6 million of borrowings under its existing revolving credit facility, net of debt issuance costs.

The Company acquired HHCA to expand and extend its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a Certificates of Need (“CON”) in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations”. Accordingly, HHCA’s results of operations are included in the Company’s consolidated financial statements from the acquisition date, February 29, 2008. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company, with the assistance of independent appraisers, will determine the estimated fair values based on such independent appraisals, discounted cash flows and management estimates derived from an independent valuation analysis of the intangible assets acquired. A preliminary allocation of the purchase price follows (in thousands):

Cash	$175
Accounts receivable, net	5,391
Fixed assets, net	624
Identifiable intangible assets	23,294
Goodwill	34,809
Other assets	307

Total assets acquired	64,600
Accounts payable and accrued liabilities	(416)
Short-term and long-term debt	(7,420)
Deferred tax liability	(4,956)
Other liabilities	(4,228)

Total liabilities assumed	(17,020)

Net assets acquired	$47,580

The allocation of the purchase price is subject to adjustment as the Company completes the independent valuation analysis of the intangible assets acquired and finalizes its purchase price allocation.

The preliminary valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Intangible asset	Useful life
Tradenames	$1,771	10 years
Customer relationships	1,191	10 years
Certificates of need	20,332	indefinite

Total	$23,294

7.	Restructuring and Integration Costs

Integration Activities

During the first quarter of fiscal 2008 and 2007, the Company recorded charges of $0.3 million and $1.0 million, respectively, in connection with integration activities relating primarily to the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006. Charges during the fiscal 2008 and 2007 periods included severance costs in connection with the termination of personnel and facility lease and other costs. Additional Healthfield integration costs to be incurred during fiscal 2008, largely related to back office and systems integration, are not expected to have a material impact on the Company’s results of operations.

The costs incurred and cash expenditures associated with restructuring activities by component were as follows (in thousands):

	Integration Activities			Other Related Services
	Compensation and Severance Costs	Facility Lease and Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Ending balance at December 31, 2006	$858	$2	$860	$423	$—	$423

Charge in 2007	1,211	983	2,194	7	132	139
Cash expenditures	(1,560)	(985)	(2,545)	(398)	(132)	(530)

Ending balance at December 30, 2007	509	—	509	32	—	32

Charge in first quarter 2008	149	113	262	—	—	—
Cash expenditures	(337)	(113)	(450)	(32)	—	(32)

Ending balance at March 30, 2008	$321	$—	$321	$—	$—	$—

In connection with a restructuring plan adopted in fiscal year 2002, the Company also had remaining lease obligations of $0.2 million at March 30, 2008 and $0.3 million at December 30, 2007, respectively. The balance of unpaid charges relating to all restructuring and integration activities aggregated $0.5 million at March 30, 2008 and $0.8 million at December 30, 2007, which was included in other accrued expenses in the consolidated balance sheets.

8.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of March 30, 2008 and December 30, 2007 were as follows (in thousands):

	March 30, 2008			December 30, 2007
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(707)	(103)	(810)	(648)	(89)	(737)

Net covenants not to compete	491	172	663	550	186	736

Customer relationships	17,361	1,600	18,961	16,170	1,600	17,770	7-10 Years
Less: accumulated amortization	(3,844)	(419)	(4,263)	(3,390)	(362)	(3,752)

Net customer relationships	13,517	1,181	14,698	12,780	1,238	14,018

Tradenames	18,799	—	18,799	17,028	—	17,028	10 Years
Less: accumulated amortization	(3,657)	—	(3,657)	(3,217)	—	(3,217)

Net tradenames	15,142	—	15,142	13,811	—	13,811

Subtotal	29,150	1,353	30,503	27,141	1,424	28,565

Indefinite-lived intangible assets:
Certificates of need	196,940	6,429	203,369	179,011	4,026	183,037	Indefinite

Total identifiable intangible assets	$226,090	$7,782	$233,872	$206,152	$5,450	$211,602

Goodwill	$262,209	$48,700	$310,909	$231,513	$44,587	$276,100

For the first three months of fiscal 2008 and 2007, the Company recorded amortization expense of approximately $1.0 million and $0.9 million, respectively. The estimated amortization expense for the remainder of 2008 is $3.2 million and for each of the next five succeeding years approximates $4.3 million for fiscal year 2009, $4.1 million for fiscal year 2010, $4.0 million for fiscal years 2011 and 2012, and $3.5 million for 2013.

9.	Earnings Per Share

Basic and diluted earnings per share for each period presented has been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$7,723	$6,839

Basic weighted average common shares outstanding	28,282	27,530
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	761	909

Diluted weighted average common shares outstanding	29,043	28,439

Net income per common share:
Basic	$0.27	$0.25
Diluted	$0.27	$0.24

10.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement initially provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of March 30, 2008, the consolidated leverage ratio was 2.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of March 30, 2008, the Company was in compliance with the covenants in the credit agreement.

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

During the quarter ended March 30, 2008, the Company made no prepayments relating to its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $768,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of March 30, 2008, maturities under the term loan were as follows: $2.3 million for fiscal 2008, $3.1 million per year for fiscal 2009 through fiscal 2012 and $295.3 million thereafter. As of March 30, 2008, the Company had outstanding borrowings under the term loan and the revolving credit facility of $310.0 million and $12.0 million, respectively.

Total outstanding letters of credit were approximately $41.6 million at March 30, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Cash, Cash Equivalents and Restricted Cash in Note 2 for further discussion. The Company also had outstanding surety bonds of $1.9 million at March 30, 2008 and December 30, 2007.

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

Other

The Company has equipment capitalized under capital lease obligations. At March 30, 2008 and December 30, 2007, long-term capital lease obligations were $1.6 million and were recorded in other liabilities on the Company’s consolidated financial statements. The current portion of obligations under capital leases was $1.2 million and $1.4 million at March 30, 2008 and December 30, 2007, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the first quarter of fiscal 2008 and 2007, net interest expense was approximately $5.4 million and $6.3 million, respectively, consisting primarily of interest expense of $6.1 million and $7.1 million, respectively, associated with the term loan borrowings and fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $0.8 million, respectively, earned on investments and existing cash balances.

11.	Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 30, 2008 were as follows (in thousands except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 30, 2007	28,104,750	$2,810	$314,747	$7,608	$(737)	$(999)	$323,429
Comprehensive income:
Net Income	—	—	—	7,723	—	—	7,723
Unrealized loss on auction rate securities, net of tax	—	—	—	—	(215)	—	(215)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(275)	—	(275)

Total Comprehensive income	—	—	—	7,723	(490)	—	7,233

Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,524	—	—	—	1,524

Equity-based compensation expense	—	—	1,736	—	—	—	1,736

Issuance of stock upon exercise of stock options and under stock plans for employees and directors	401,606	40	4,079	—	—	—	4,119

Treasury stock received from Healthfield escrow (additional 45,229 shares for a total of 104,292)	—	—	—	—	—	(972)	(972)

Balance at March 30, 2008	28,506,356	$2,850	$322,086	$15,331	$(1,227)	$(1,971)	$337,069

Comprehensive income amounted to $7.2 million and $6.9 million for the first quarter of fiscal 2008 and fiscal 2007, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the three months ended March 30, 2008. As of March 30, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

12.	Equity-Based Compensation Plans

The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including: (i) the 2004 Equity Incentive Plan, (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.

Beginning in January 2008, the offering period under the ESPP was changed from six months to three months and the purchase price of shares under the ESPP was changed to represent 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period rather than the lesser of 85 percent of the fair market value of the first or the last business day of the offering period. Furthermore, since such date all employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service.

Stock option grants in fiscal 2008 and fiscal 2007 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For both the first quarter of fiscal 2008 and fiscal 2007, the Company recorded equity-based compensation expense of $1.7 million, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). The weighted-average fair values of the Company’s stock options granted during the first three months of fiscal 2008 and fiscal 2007, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted average fair value of options granted	$6.32	$7.07
Risk-free interest rate	3.65%	4.70%
Expected volatility	30%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2008 and 2007 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s ESPP, using the Black-Scholes option pricing model. Assumptions for the first three months of fiscal 2008 and fiscal 2007 are as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
	1st Offering Period	1st Offering Period
Risk-free interest rate	1.22%	5.09%
Expected volatility	31%	30%
Expected life	0.25 years	0.5 years
Expected dividend yield	0%	0%

A summary of Gentiva stock option activity as of March 30, 2008 and changes during the three months then ended is presented below:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 30, 2007	3,350,198	$14.23
Granted	776,500	18.54
Exercised	(266,941)	6.90
Cancelled	(37,495)	16.30

Balance as of March 30, 2008	3,822,262	$15.59	7.4	$22,494,922

Exercisable Options	1,397,198	$10.39	5.0	$15,495,065

During the first three months of fiscal 2008, the Company granted 776,500 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $18.54 and a weighted-average, grant-date fair value of $6.32. The total intrinsic value of options exercised during the three months ended March 30, 2008 and April 1, 2007 was $3.9 million and $1.5 million, respectively.

As of March 30, 2008, the Company had $7.8 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of options that vested during the first three months of fiscal 2008 was $1.1 million. There were no options that vested during the first three months of fiscal 2007.

13.	Legal Matters

Litigation

In addition to the matters referenced in this Note 13, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business or financial condition of the Company.

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

HHCA

Upon the closing of HHCA on February 29, 2008, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential indemnification claims by the Company after the closing. Covered claims include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date.

Government Matters

PRRB Appeal

In connection with the audit of the Company’s 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary’s methodology. The Company believed the methodology it used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board (“PRRB”) concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company’s consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The time frame for resolving all items relating to the 2000 cost reports cannot be determined at this time.

Subpoena

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of the Inspector General, Office of Investigations (“OIG”). The subpoena seeks information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. With respect to the cost report issues, the government has preliminarily agreed to narrow the scope of production to the period from January 1, 1998 through September 30, 2000. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. The Company has provided documents and other information requested by the OIG and DOJ pursuant to their subpoenas and similarly intends to cooperate fully with any future OIG or DOJ information requests. To the Company’s knowledge, the government has not filed a complaint against the Company. The timing and financial impact, if any, of the resolution of this matter cannot be determined at this time.

14.	Income Taxes

The Company recorded a federal and state income tax provision of $5.5 million for the first quarter of fiscal 2008, of which $0.6 million represented a current tax provision and $4.9 million represented a deferred tax provision.

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first three months of 2008 is due to (i) the impact of equity-based compensation (approximately 1.2 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.4 percent).

The Company recorded a federal and state income tax provision of $5.2 million for the first quarter of fiscal 2007, of which $1.5 million represented a current tax provision and $3.7 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 43.2 percent for the quarter ended April 1, 2007 is due to (i) the impact of equity-based compensation (approximately 2.5 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.7 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	March 30, 2008	December 30, 2007
Deferred tax assets
Current:
Reserves and allowances	$10,006	$9,947
Federal net operating loss and other carryforwards	2,947	4,628
Other	4,598	4,284

Total current deferred tax assets	17,551	18,859

Noncurrent:
Intangible assets	41,324	42,996
State net operating loss carryforwards	7,958	7,958
Less: valuation allowance	(4,076)	(4,076)
Other	553	(25)

Total noncurrent deferred tax assets	45,759	46,853

Total deferred tax assets	63,310	65,712

Deferred tax liabilities:
Noncurrent:
Fixed assets	(1,703)	(1,750)
Intangible assets	(85,213)	(80,667)
Developed software	(12,516)	(11,463)
Acquisition reserves	(1,545)	(1,545)

Total non-current deferred tax liabilities	(100,977)	(95,425)

Net deferred tax liabilities	$(37,667)	$(29,713)

At March 30, 2008, the Company had a federal tax credit carryforward of $2.6 million and federal net operating loss carryforwards of $0.8 million, which expire in 2026. Deferred tax assets relating to federal net operating carryforwards approximate $0.3 million. In addition, the Company had state net operating loss carryforwards of approximately $159 million, which expire between 2008 and 2027. Deferred tax assets relating to state net operating loss carryforwards approximate $8.0 million. A valuation allowance of $4.1 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s net operating losses in various states.

15.	Business Segment Information

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

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides ®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling; and

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment.

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

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

For the first quarter of fiscal 2008 and fiscal 2007, net revenues relating to the Company’s participation in Medicare amounted to $159.7 million and $150.5 million, respectively, of which $145.1 million and $135.2 million, respectively, was included in the Home Health segment and $14.6 million and $15.3 million, respectively, was included in the Other Related Services segment. Revenues from Cigna amounting to $63.8 million and $53.5 million for the first quarter of fiscal 2008 and 2007, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Hospice	$16,051	$16,908
Respiratory services and HME	9,944	9,373
Infusion therapies	2,736	3,156
Consulting services	1,087	1,126

Total net revenues	$29,818	$30,563

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix	Other Related Services	Total
For the three months ended March 30, 2008 (unaudited)
Net revenue - segments	$217,000		$77,848	$29,818	$324,666

Intersegment revenues					(944)

Total net revenue					$323,722

Operating contribution	$31,202	(1)	$6,326	$2,845	$40,373

Corporate expenses					(16,579	)(1)
Depreciation and amortization					(5,151)
Interest expense, net					(5,426)

Income before income taxes					$13,217

Segment assets	$641,719		$57,237	$78,305	$777,261

Intersegment assets					(309)
Corporate assets					150,411

Total assets					$927,363

For the three months ended April 1, 2007 (unaudited)
Net revenue - segments	$205,031		$65,890	$30,563	$301,484

Intersegment revenues					(1,942)

Total net revenue					$299,542

Operating contribution	$29,988	(1)	$6,954	$3,987	$40,929

Corporate expenses					(17,790	)(1)
Depreciation and amortization					(4,783)
Interest expense, net					(6,322)

Income before income taxes					$12,034

Segment assets	$540,495		$53,759	$97,429	$691,683

Intersegment assets					(564)
Corporate assets					177,267

Total assets					$868,386

(1)	Home Health operating contribution for the first quarter of fiscal 2008 and fiscal 2007 included costs of $0.1 million and $0.3 million, respectively, and corporate expenses included costs of $0.2 million and $0.7 million for the first quarter of fiscal 2008 and fiscal 2007, respectively, in connection with integration activities relating to the Healthfield acquisition. (See Note 7.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2007 Annual Report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and in other filings with the SEC.

Overview

Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health services. Gentiva serves patients through more than 300 locations in 37 states, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of nearly 4,000 credentialed third-party provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides ® , which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling; and

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment.

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

The CareCentrix segment encompasses Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provide an array of administrative services and coordinate the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix accepts case referrals from a wide variety of sources, verifies eligibility and benefits and transfers case requirements to the providers for services to the patient. CareCentrix provides services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customers’ enrollees.

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

Significant Developments

Home Health Care Affiliates, Inc.

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. and certain of its subsidiaries and affiliates (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55 million, excluding transaction costs and subject to post-closing adjustments consisted of cash of $47.4 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.4 million and (ii) $11.6 million of borrowings under its existing revolving credit facility, net of debt issuance costs.

The Company acquired HHCA to strengthen and expand its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a Certificate of Need (“CON”) in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

Results of Operations

Revenues

The Company’s net revenues increased by $24.2 million, or 8.1 percent, to $323.7 million for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007.

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	First Quarter
	2008	2007	Percentage Variance
Home Health	$217.0	$205.0	5.8%
CareCentrix	77.8	65.9	18.1%
Other Related Services	29.8	30.5	(2.4)%
Intersegment revenues	(0.9)	(1.9)	(51.4)%

Total net revenues	$323.7	$299.5	8.1%

A summary of the Company’s net revenues by payer follows:

(Dollars in millions)	First Quarter
	2008	2007	Percentage Variance
Medicare
Home Health	$145.1	$135.2	7.3%
Other Related Services	14.6	15.3	(4.7)%

Total Medicare	159.7	150.5	6.1%
Medicaid and Local Government	35.3	38.3	(7.7)%
Commercial Insurance and Other	128.7	110.7	16.3%

	$323.7	$299.5	8.1%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2008 net revenues were $217.0 million, up $12.0 million, or 5.8 percent, from $205.0 million in the prior year period.

Revenues generated from Medicare were $145.1 million in the first quarter of 2008 as compared to $135.2 million in the first quarter of 2007, an increase of $9.9 million or 7.3 percent. In addition, non-Medicare Prospective Payment System (“PPS”) revenues, which are included in Commercial Insurance and Other and represent Medicare Advantage business paid on an episodic basis, were $11.1 million in the first quarter of 2008 as compared to $5.4 million in the first quarter of 2007, an increase of $5.7 million. The combination of Medicare and non-Medicare PPS revenues grew about $15.6 million or 11 percent in the first quarter of 2008 as compared to the prior year period. This increase resulted from growth in total episodes of care of nearly 13 percent offset somewhat by a decline in revenue per episode of nearly 2 percent compared to the first quarter of 2007. The growth in total episodes of care was fueled primarily by increased volume in specialty programs in both existing and new markets and (ii) the impact of the HHCA acquisition as noted below.

Revenues from Medicaid and Local Government payer sources were $29.4 million in the first quarter of 2008 as compared to $32.2 million in the first quarter of 2007. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $31.4 million in the first quarter of 2008 as compared to $32.2 million in the first quarter of 2007. These decreases resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

In the first quarter of 2008 and 2007, Medicare revenues as a percentage of total Home Health revenues were 67 percent and 66 percent, respectively, and the combination of Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 72 percent and 69 percent, respectively. Home Health revenues derived from the HHCA acquisition approximated $2.6 million in the first quarter of 2008, the majority of which related to Medicare revenues.

CareCentrix

        CareCcntrix segment revenues are derived from the Commercial Insurance and Other payer group only. First quarter 2008 net revenues were $77.8 million, an 18.1 percent increase from $65.9 million reported in the prior year period. The increase in net revenues for the first quarter is due primarily to increased membership enrollments among certain CareCentrix customers, including Cigna’s PPO and Open Access plans, and other new business relationships offset somewhat by a decline in membership enrollments under capitated plans. Revenues derived from Cigna increased by approximately $10.3 million to $63.8 million in the first quarter of 2008 as compared to the corresponding period of 2007.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups. First quarter of fiscal 2008 net revenues were $29.8 million, a 2.4 percent decrease from $30.5 million in the prior year period. The decrease was attributable primarily to a $0.9 million reduction in hospice revenues resulting from higher than normal discharges in the first quarter of 2008 and a $0.4 million reduction in infusion therapies revenues, offset somewhat by a $0.6 million increase in respiratory therapy services and HME revenues.

In Other Related Services, Medicare revenues were $14.6 million in the first quarter of 2008 as compared to $15.3 million in the first quarter of 2007. Medicaid revenues were $6.0 million and $6.2 million in the first quarter of 2008 and 2007, respectively. Commercial Insurance and Other revenues in the first quarter of 2008 and 2007 were $9.2 million and $9.1 million, respectively. Hospice revenues derived from the HHCA acquisition approximated $0.4 million.

Gross Profit

(Dollars in millions)	First Quarter
	2008	2007	Variance
Gross profit	$136.5	$129.4	$7.1
As a percent of revenue	42.2%	43.2%	(1.0)%

As a percentage of revenues, gross profit of 42.2 percent in the first quarter of 2008 represented a 1.0 percentage point decrease as compared to the first quarter of 2007. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to significant changes in business mix were offset by growth in the lower gross margin CareCentrix business and margin declines due to various other factors.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. The positive impact on gross profit percentage of the change in revenue mix was offset somewhat by incremental fuel costs and the short-term negative impact of hiring and orienting about twice the normal complement of full-time clinicians in a quarter. These changes contributed to an overall increase in gross margin within the Home Health segment from 49.8 percent in the first quarter of 2007 to 50.8 percent in the first quarter of 2008.

CareCentrix gross profit declined from 22.0 percent in the first quarter of 2007 to 18.4 percent in the first quarter of 2008. This decline was driven by higher utilization of services in its capitated business as well as the timing of rate changes which occurred during the quarter; these factors had a negative impact on gross margin of approximately $0.8 million. The Company expects this situation to be offset during the remainder of 2008 by seasonal changes in service utilization patterns as well as the benefit of recent price changes in certain contracts. In addition, the amendment to the Company’s national homecare contract with Cigna, which occurred during the first quarter of 2008, involved some changes in product mix that are expected to be more than offset by the long-term benefit gained from extending the Company’s relationship with Cigna through January 31, 2011. However, this factor had a negative impact on gross profit of $0.7 million in the first quarter of 2008.

Gross profit was also impacted by depreciation expense of $1.3 million and $1.2 million in the first quarter of 2008 and 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.8 million to $117.9 million for the quarter ended March 30, 2008, as compared to $111.1 million for the quarter ended April 1, 2007.

The increase of $6.8 million for the first quarter of 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs (approximately $3 million) to support higher revenue volume in the 2008 period as compared to the 2007 period and to train and educate employees as discussed below, (ii) incremental selling expenses in Home Health ($2.4 million) and CareCentrix ($0.2 million) associated with increased headcount, (iii) incremental provision for doubtful accounts of approximately $0.6 million, primarily related to certain receivable balances in the Home Health and Other Related Services segments on legacy Healthfield systems, and (iv) increased depreciation and amortization expense (approximately $0.2 million). Selling, general and administrative expenses for the first quarter of 2008 included incremental costs of nearly $1 million primarily related to training and education of caregivers and administrative personnel in connection with the implementation of new Medicare PPS rules which became effective January 1, 2008.

Depreciation and amortization expense included in selling, general and administrative expenses was $3.8 million and $3.6 million in the first quarter of 2008 and 2007, respectively.

Interest Expense and Interest Income

For the first quarter of fiscal 2008 and 2007, net interest expense was approximately $5.4 million and $6.3 million, respectively, consisting primarily of interest expense of $6.1 million and $7.1 million, respectively, associated with the term loan borrowings and fees associated with the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $0.8 million, respectively, earned on investments and existing cash balances.

Income before Income Taxes

Components of income before income taxes were as follows:

(Dollars in millions)	First Quarter
	2008	2007	Variance
Operating Contribution:
Home Health	$31.2	$30.0	$1.2
CareCentrix	6.3	6.9	(0.6)
Other Related Services	2.9	4.0	(1.1)

Total Operating Contribution	40.4	40.9	(0.5)
Corporate expenses	(16.6)	(17.8)	1.2
Depreciation and amortization	(5.2)	(4.8)	(0.4)
Interest (expense) income, net	(5.4)	(6.3)	0.9

Income before income taxes	$13.2	$12.0	$1.2

As a percent of revenue	4.1%	4.0%	0.1%

Income Taxes

The Company recorded a federal and state income tax provision of $5.5 million for the first quarter of fiscal 2008, of which $0.6 million represented a current tax provision and $4.9 million represented a deferred tax provision.

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first three months of 2008 is due to (i) the impact of equity-based compensation (approximately 1.2 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.4 percent).

The Company recorded a federal and state income tax provision of $5.2 million for the first quarter of fiscal 2007, of which $1.5 million represented a current tax provision and $3.7 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 43.2 percent for the quarter ended April 1, 2007 is due to (i) the impact of equity-based compensation (approximately 2.5 percent) and (ii) state taxes and other items partially offset by tax exempt interest (approximately 5.7 percent).

Net Income

For the first quarter of fiscal 2008, net income was $7.7 million, or $0.27 per diluted share, compared with net income of $6.8 million, or $0.24 per diluted share, for the corresponding period of 2007.

Net income for the 2008 first quarter reflected a pre-tax charge of $0.3 million relating to restructuring and integration costs.

Net income for the 2007 first quarter reflected a pre-tax charge of $1.0 million, or $0.02 per diluted share, relating to restructuring and integration costs.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility. See Note 10 to the Company’s consolidated financial statements.

During the first quarter of 2008, cash provided by operating activities was $8.1 million. In addition, the Company received proceeds of $12 million from the revolving credit facility and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $4.1 million. In the 2008 first quarter, the Company used $47.4 million to fund the acquisition of HHCA, $7.4 million for the repayment of HHCA acquired debt and $6.6 million of cash for capital expenditures. Net cash provided by operating activities decreased by $7.6 million, from $15.7 million in the first quarter of 2007 to $8.1 million in the first quarter of 2008. The decrease was primarily driven by changes in current liabilities ($9.8 million) offset by an increase in cash provided by operations prior to changes in assets and liabilities ($2.2 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007	Variance
OPERATING ACTIVITIES:
Net income	$7,723	$6,839	$884
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	5,151	4,783	368
Amortization of debt issuance costs	287	206	81
Provision for doubtful accounts	2,600	1,992	608
Equity-based compensation expense	1,734	1,652	82
Windfall tax benefits associated with equity-based compensation	(1,235)	(241)	(994)
Deferred income tax expense	4,848	3,699	1,149

Total cash provided by operations prior to changes in assets and liabilities	$21,108	$18,930	$2,178

The $2.2 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2007 and 2008 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, deferred income taxes and equity-based compensation expense.

Cash flow from operating activities between the 2007 and 2008 reporting periods was negatively impacted by $1.9 million as a result of changes in accounts receivable represented by a $17.7 million reduction in the 2007 period and a $19.6 million decrease in the 2008 period, exclusive of accounts receivable of acquired businesses, and positively impacted by $1.9 million as a result of changes in prepaid expenses, other current assets and other items.

Cash flow from operating activities was negatively impacted by $9.8 million as a result of changes in current liabilities of $8.8 million in the 2008 period and $18.6 million in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the three months ended March 30, 2008 follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$3,911	$(103)	$4,014
Payroll and related taxes	9,102	10,654	(1,552)
Deferred revenue	809	4,717	(3,908)
Medicare liabilities	271	781	(510)
Cost of claims incurred but not reported	(1,590)	449	(2,039)
Obligations under insurance programs	(354)	2,482	(2,836)
Other accrued expenses	(3,324)	(320)	(3,004)

Total changes in current liabilities	$8,825	$18,660	$(9,835)

The primary drivers for the $9.8 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact on cash of $4.0 million, and payroll and related taxes, which had a negative impact of $1.6 million, between the 2007 and 2008 reporting periods, primarily related to the timing of payments.

•	Deferred revenue, which had a negative impact of $3.9 million between the 2007 and 2008 reporting periods, exclusive of businesses acquired.

•	Medicare liabilities, which had a negative impact of $0.5 million between the 2007 and 2008 reporting periods.

•	Cost of claims incurred but not reported, which had a negative impact of $2.0 million on the changes in operating cash flows between the 2007 and 2008 reporting periods.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $2.8 million between the 2007 and 2008 reporting periods, primarily as a result of an increase in health and welfare benefit liabilities due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $3.0 million between the 2007 and 2008 reporting periods, due primarily to accrued interest payable associated with the credit agreement and incentive and commission payments during the first three months of fiscal 2008, as well as changes in various other accrued expenses.

Working capital at March 30, 2008 was approximately $87 million, a decrease of $41 million, as compared to approximately $128 million at December 30, 2007, primarily due to:

•	a $20 million decrease in cash, cash equivalents and restricted cash, primarily related to the purchase of HHCA;

•

a $30 million decrease in short-term investments, primarily due to liquidation of auction rate securities and a classification change of approximately $13 million in auction rate securities to long-term investments;

•	a $1 million decrease in deferred tax assets;

•

a $14 million increase in current liabilities, consisting of increases in current portion of long-term debt ($1 million), accounts payable ($4 million), payroll and related taxes ($11 million), and deferred revenue ($3 million), partially offset by a decrease in cost of claims incurred but not reported ($2 million), and other accrued expenses ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities; offset somewhat by

•

a $22 million increase in accounts receivable, due to normal seasonal patterns, receivables acquired in the HHCA acquisition, as well as a temporary delay associated with the Medicare PPS reimbursement system; and

•	a $2 million increase in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs.

Days Sales Outstanding (“DSO”) as of March 30, 2008 were 63 days, an increase of three days from December 30, 2007. DSO at March 30, 2008 for Home Health, CareCentrix and Other Related Services were 63, 67 and 61 days, respectively, compared to 59, 63 and 61 days, respectively, at December 30, 2007, due primarily to changes associated with the Medicare PPS reimbursement system.

Accounts receivable attributable to major payer sources of reimbursement at March 30, 2008 and December 30, 2007 were as follows (in thousands):

	March 30, 2008
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$104,515	$54,145	$35,371	$10,120	$4,879
Medicaid and Local Government	22,848	10,940	7,214	2,367	2,327
Commercial Insurance and Other	104,322	68,844	21,543	8,428	5,507
Self - Pay	7,810	857	2,564	2,093	2,296

Gross Accounts Receivable	$239,495	$134,786	$66,692	$23,008	$15,009

	December 30, 2007
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$93,992	$44,755	$34,186	$10,335	$4,716
Medicaid and Local Government	21,818	10,753	6,935	2,248	1,882
Commercial Insurance and Other	94,540	58,960	19,884	8,753	6,943
Self - Pay	6,888	625	1,611	2,355	2,297

Gross Accounts Receivable	$217,238	$115,093	$62,616	$23,691	$15,838

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications is as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Medicare	49%	50%
Medicaid and Local Government	11	13
Commercial Insurance and Other	40	37

	100%	100%

Segment revenue mix by major payer classifications was as follows:

	First Quarter
	2008		2007
	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	67%	49%	66%	50%
Medicaid and Local Government	13	20	16	20
Commercial Insurance and Other	20	31	18	30

Total net revenues	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

In August 2007, the Centers for Medicare and Medicaid Services (“CMS”) published the “Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008” that contains significant refinements to the Medicare home health PPS reimbursement methodology including, among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000, referred to in various CMS documents as “case mix creep”, and a 3.0 percent market basket update, effective January 1, 2008. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in Medicare, Medicaid and other federal and state healthcare programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in our exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations. The Company’s HME and respiratory therapy business operates in certain markets that are subject to a competitive bidding process for Medicare.

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For the first quarter of fiscal 2008, Cigna accounted for approximately 20 percent of the Company’s total net revenues compared to approximately 18 percent for the first quarter of fiscal 2007. This increase in Cigna revenues as a percent of the Company’s total net revenues is primarily attributable to growth in membership in Cigna’s PPO and Open Access plans.

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

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent and 6 percent of total net revenues for the first quarter of fiscal 2008 and 2007, respectively.

Credit Arrangements

The Company’s credit agreement initially provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million, of which $55.0 million is available for the issuance of letters of credit and $10.0 million is available for swing line loans. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million.

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

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The interest rates under the credit agreement are reduced if the Company meets certain reduced leverage targets as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	<3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of March 30, 2008, the consolidated leverage ratio was 2.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of March 30, 2008, the Company was in compliance with the covenants in the credit agreement.

During the first quarter of fiscal 2008, in connection with the purchase of HHCA, the Company borrowed $12 million under the revolving credit facility. During the quarter ended March 30, 2008, the Company made no prepayments relating to its term loan. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $768,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. As of March 30, 2008, maturities under the term loan were as follows: $2.3 million for fiscal 2008, $3.1 million per year for fiscal 2009 through fiscal 2012 and $295.3 million thereafter. As of March 30, 2008, the Company had outstanding borrowings under the term loan and the revolving credit facility of $310.0 million and $12.0 million, respectively.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended March 30, 2008 were $6.6 million as compared to $6.4 million for the same period in fiscal 2007. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2008 will range between $22 million and $24 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and investments of approximately $30.4 million as of March 30, 2008. The restricted cash of $0.2 million at March 30, 2008 related primarily to a deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company. As of March 30, 2008, the Company had operating funds of approximately $5.8 million exclusively relating to a non-profit hospice operation in Florida.

During the first quarter of fiscal 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs.

The Company held investments in AAA-rated auction rate securities of $14.0 million at March 30, 2008, as a result of failed auctions. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan. See Notes 2 and 3 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2008. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first three months of 2008. As of March 30, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan and borrowings under the revolving credit facility rather than stock repurchases with certain excess cash resources.

Contractual Obligations and Commercial Commitments

As of March 30, 2008, the Company had outstanding borrowings of $310 million under the term loan of the credit agreement and $12 million under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at March 30, 2008 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$322,000	$3,072	$6,144	$312,784	$—
Capital lease obligations	2,850	1,238	1,367	245	—
Operating lease obligations	83,489	26,231	37,489	17,037	2,732
Purchase obligations	9,704	2,588	5,175	1,941	—

Total	$418,043	$33,129	$50,175	$332,007	$2,732

During the first three months of fiscal 2008, the Company made no voluntary debt prepayments relating to its term loan. On April 30, 2008, the Company repaid $2 million on its revolving credit facility. Beginning in the second quarter of 2008, the Company is required to make quarterly installment payments of $768,000 with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by any additional prepayments the Company may make, applied against the quarterly installments pro rata based on the remaining outstanding principal amount of such installments, including the balance due at maturity. The Company had total letters of credit outstanding of approximately $41.6 million at March 30, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. On April 7, 2008, the amount of collateral required under the Company’s insurance programs was reduced and as such the Company’s outstanding letters of credit were reduced by approximately $4.8 million. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. The Company also had outstanding surety bonds of $1.9 million at March 30, 2008 and December 30, 2007.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for fiscal 2008 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan and borrowings under the revolving credit facility, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of March 30, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $152.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $1.5 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Ninth Amendment dated February 4, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document)*

10.2	Form of Change of Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva. (5)

10.3	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva (6) (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.4	Severance Agreement dated February 28, 2008 with Tony Strange.*

10.5	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(6)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended December 30, 2007.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.
(Registrant)

Date: May 9, 2008	/s/ Ronald A. Malone
Ronald A. Malone
Chairman and Chief Executive Officer

Date: May 9, 2008	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Ninth Amendment dated February 4, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document)*

10.2	Form of Change of Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva. (5)

10.3	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva (6) (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.4	Severance Agreement dated February 28, 2008 with Tony Strange.*

10.5	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated May 12, 2006 and filed May 15, 2006.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(6)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended December 30, 2007.

*	Filed herewith