Form 10-Q
period 2008-06-29
GENTIVA HEALTH SERVICES INC
filed 2008-08-07
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of shares outstanding of the registrant’s Common Stock, as of July 28, 2008, was 28,625,318.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$22,079	$36,181
Short-term investments	—	31,250
Receivables, less allowance for doubtful accounts of $10,467 and $9,437 at June 29, 2008 and December 30, 2007, respectively	233,478	207,801
Deferred tax assets	11,306	18,859
Prepaid expenses and other current assets	14,455	14,415

Total current assets	281,318	308,506
Long-term investments	12,641	—
Fixed assets, net	66,181	59,562
Intangible assets, net	240,158	211,602
Goodwill	316,069	276,100
Other assets	26,008	26,463

Total assets	$942,375	$882,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,304
Accounts payable	22,207	20,093
Payroll and related taxes	19,094	17,163
Deferred revenue	33,624	29,015
Medicare liabilities	8,782	7,985
Cost of claims incurred but not reported	22,089	24,321
Obligations under insurance programs	38,805	36,816
Other accrued expenses	34,138	42,282

Total current liabilities	178,739	179,979
Long-term debt	331,000	307,696
Deferred tax liabilities, net	57,152	48,572
Other liabilities	22,109	22,557
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 28,633,029 and 28,104,750 shares at June 29, 2008 and December 30, 2007, respectively	2,863	2,810
Additional paid-in capital	325,770	314,747
Retained earnings	27,354	7,608
Accumulated other comprehensive loss	(215)	(737)
Treasury stock, 125,705 and 59,063 shares at June 29, 2008 and December 30, 2007, respectively	(2,397)	(999)

Total shareholders’ equity	353,375	323,429

Total liabilities and shareholders’ equity	$942,375	$882,233

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net revenues	$346,225	$307,277	$669,947	$606,819
Cost of services and goods sold	194,745	176,276	381,944	346,397

Gross profit	151,480	131,001	288,003	260,422
Selling, general and administrative expenses	125,569	109,431	243,449	220,496

Operating income	25,911	21,570	44,554	39,926
Interest expense	(5,592)	(6,946)	(11,685)	(14,085)
Interest income	273	809	940	1,626

Income before income taxes	20,592	15,433	33,809	27,467
Income tax expense	8,568	6,481	14,062	11,676

Net income	$12,024	$8,952	$19,747	$15,791

Net income per common share:
Basic	$0.42	$0.32	$0.70	$0.57

Diluted	$0.41	$0.31	$0.68	$0.56

Weighted average shares outstanding:
Basic	28,497	27,703	28,389	27,616

Diluted	29,240	28,540	29,147	28,447

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES:
Net income	$19,747	$15,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,753	9,698
Amortization of debt issuance costs	593	509
Provision for doubtful accounts	6,124	3,886
Equity-based compensation expense	3,220	3,477
Windfall tax benefits associated with equity-based compensation	(1,306)	(656)
Deferred income tax expense	10,829	9,187
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(24,960)	(28,321)
Prepaid expenses and other current assets	(1,508)	(4,372)
Accounts payable	1,899	(4,108)
Payroll and related taxes	(294)	315
Deferred revenue	1,985	7,773
Medicare liabilities	(64)	871
Cost of claims incurred but not reported	(2,232)	4,880
Obligations under insurance programs	1,660	2,608
Other accrued expenses	(6,194)	(1,227)
Other, net	529	1,200

Net cash provided by operating activities	20,781	21,511

INVESTING ACTIVITIES:
Purchase of fixed assets	(13,831)	(12,486)
Acquisition of businesses, net of cash acquired	(59,217)	—
Purchase of short-term investments available-for-sale	(28,000)	(39,100)
Maturities of short-term investments available-for-sale	46,250	43,150

Net cash used in investing activities	(54,798)	(8,436)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,211	6,462
Windfall tax benefits associated with equity-based compensation	1,306	656
Borrowings under revolving credit facility	24,000	—
Home Health Care Affiliates debt repayments	(7,420)	—
Other debt repayments	(3,000)	(18,000)
Debt issuance costs	(557)	—
Repayment of capital lease obligations	(625)	(587)

Net cash provided by (used in) financing activities	19,915	(11,469)

Net change in cash, cash equivalents and restricted cash	(14,102)	1,606
Cash, cash equivalents and restricted cash at beginning of period	36,181	32,910

Cash, cash equivalents and restricted cash at end of period	$22,079	$34,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,355	$15,739
Income taxes paid, net of refunds	$6,071	$1,107
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Fixed assets acquired under capital lease	$484	$579

On February 28, 2008, June 25, 2008 and June 29, 2007, 45,229 shares, 21,413 shares and 11,574 shares of common stock, respectively, were received from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company and were recorded as treasury stock.

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

Effective June 1, 2008, the Company completed the acquisition of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services with three locations in Colorado, pursuant to an asset purchase agreement. See Note 6.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash of $22.0 million at December 30, 2007 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option could access the cash funds in the trust account by providing equivalent amounts of alternative collateral. In February 2008, the Company transferred approximately $21.8 million of its segregated cash funds to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility. At June 29, 2008, restricted cash approximated $0.2 million. Interest on all restricted funds accrues to the Company. See Note 10.

The Company had operating funds of approximately $5.6 million and $5.8 million at June 29, 2008 and December 30, 2007, respectively, which exclusively relate to a non-profit hospice operation in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of $100,000, which is the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

The Company’s investments consist of auction rate securities (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date and are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities are classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At June 29, 2008 and December 30, 2007, all such investments were categorized as available-for-sale. Available-for-sale investments are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in other comprehensive income (loss). Fair value is determined in accordance with the provisions of SFAS No. 157 “Fair Value Investments” (“SFAS 157”), as further discussed in Note 3. ARSs are variable-rate debt securities with the interest rate being reset every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. During the first six months of fiscal 2008, the Company reclassified ARSs of approximately $13.0 million to long-term investments and recorded an unrealized loss of approximately $0.4 million due to reduced liquidity for these securities as a result of failed auctions. The Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers and therefore the Company does not consider these securities to be other than temporarily impaired.

Inventory

        Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.3 million at June 29, 2008 and December 30, 2007.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of June 29, 2008 and December 30, 2007, fixed assets, net were $66.2 million and $59.6 million, respectively, and included capitalized software of $31.0 million and $26.3 million, respectively, which is in development and is not yet being depreciated.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $5.0 million at June 29, 2008 and December 30, 2007, recorded in other assets.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At June 29, 2008 and December 30, 2007, the net book value of HME included in fixed assets, net in the accompanying balance sheets was $5.8 million and $5.1 million, respectively.

3.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

Financial Assets

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and selected financial liabilities measured at fair value on a recurring basis was as follows (in thousands):

	June 29, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,924	$—	$—	$8,924
Municipal bonds	—	—	12,641	$12,641

Total assets	$8,924	$—	$12,641	$21,565

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities”) whose underlying assets are AAA-rated municipal bonds supporting student loans which are substantially backed by the federal government. Amortized cost of the bonds approximates $13.0 million at June 29, 2008. The securities have been classified as level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities (which range between three and 27 years), the Company has classified $13.0 million of ARSs as long-term investments on the Company’s consolidated balance sheet. In addition, while these ARSs are categorized as available for sale, the Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers and therefore the Company does not consider these securities to be other than temporarily impaired.

The carrying amount of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets (in thousands):

Total
Balance at December 30, 2007	$—
Transfers in of level 3 securities	13,000
Unrealized loss on level 3 securities	$(359)

Balance at June 29, 2008	$12,641

As of June 29, 2008, the Company had unrealized losses on ARSs, net of tax, of $0.2 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

Cash Flow Hedge

The Company utilized a derivative instrument to help manage interest rate risk, consisting of a two year interest rate swap agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loan (see Note 10).

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivative instrument was recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivative were reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings were affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and re-assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. The interest rate swap agreement ended on June 29, 2008, and the portion of the Company’s term loan covered under the agreement reverted to the variable rate alternatives available under the Company’s credit agreement. As of December 30, 2007, the Company had unrealized losses, net of tax, on the derivative of $0.7 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

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

5.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in thousands):

	Second Quarter			First Six Months
	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Medicare	$176,984	$151,687	16.7%	$336,663	$302,229	11.4%
Medicaid and Local Government	36,608	40,331	(9.2%)	71,974	78,659	(8.5%)
Commercial Insurance and Other	132,633	115,259	15.1%	261,310	225,931	15.7%

	$346,225	$307,277	12.7%	$669,947	$606,819	10.4%

Net revenues in Home Health and Other Related Services segments are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source. The Company is party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which the Company provides or contracts with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. For the second quarter and first six months of fiscal 2008, Cigna accounted for approximately 19 percent of the Company’s total net revenues compared to approximately 20 percent and 19 percent, respectively, for the second quarter and first six months of fiscal 2007.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent and 5 percent of total net revenues for the second quarter and first six months of fiscal 2008, respectively, and 6 percent for both the second quarter and first six months of fiscal 2007.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 29, 2008	December 30, 2007
Medicare	$105,781	$93,992
Medicaid and Local Government	24,986	21,818
Commercial Insurance and Other	113,178	101,428

Gross Accounts Receivable	243,945	217,238
Less: Allowance for doubtful accounts	(10,467)	(9,437)

Net Accounts Receivable	$233,478	$207,801

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $7.7 million and $6.9 million as of June 29, 2008 and December 30, 2007, respectively.

6.	Acquisitions

Physicians Home Health Care

Effective June 1, 2008, the Company completed the acquisition of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services with three locations in Colorado, pursuant to an asset purchase agreement. Total consideration of $12 million, excluding transaction costs and subject to post-closing adjustments, consisted of $11.1 million paid at the time of closing, net of cash acquired of $0.9 million. The Company funded the purchase price using borrowings under its existing revolving credit facility. The Company acquired PHHC to extend its home health services into the state of Colorado.

Home Health Care Affiliates, Inc.

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. and certain of its subsidiaries and affiliates (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55.6 million, excluding transaction costs and subject to post-closing adjustments, consisted of cash of $48.0 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.6 million and (ii) $12.0 million of borrowings under its existing revolving credit facility.

The Company acquired HHCA to expand and extend its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a Certificate of Need (“CON”) in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

These transactions were accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations”. Accordingly, the results of operations for HHCA and PHHC are included in the Company’s consolidated financial statements from the acquisition dates of February 29, 2008 and June 1, 2008, respectively. The purchase prices were allocated to the underlying assets acquired and liabilities assumed based on their estimated fair market value at the dates of the acquisitions. The Company, with the assistance of independent appraisers, determines the estimated fair values based on such independent appraisals, discounted cash flows and management estimates derived from independent valuation analyses of the intangible assets acquired.

The allocations of the purchase prices and intangible assets are subject to adjustment as the Company completes the independent valuation analyses of the intangible assets acquired and finalizes its purchase price allocations. The allocations of the purchase prices follow (in thousands):

Total
Cash	$1,066
Accounts receivable, net	6,840
Deferred tax assets
Fixed assets, net	655
Identifiable intangible assets	30,730
Goodwill	39,969
Other assets	111

Total assets acquired	79,371
Accounts payable and accrued liabilities	(479)
Short-term and long-term debt	(7,420)
Deferred tax liability	(4,956)
Other liabilities	(6,233)

Total liabilities assumed	(19,088)

Net assets acquired	$60,283

The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Total intangible assets	Useful life
Tradenames	$1,280	10 years
Customer relationships	4,450	10 years
Certificates of need	25,000	indefinite

Total	$30,730

7.	Restructuring and Integration Costs

Integration Activities

During the second quarter and first six months of fiscal 2008, the Company recorded charges of $0.4 million and $0.7 million, respectively, as compared to $0.6 million and $1.6 million for the second quarter and first six months of 2007, respectively, in connection with integration activities relating primarily to the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006 and other acquisitions completed in fiscal 2008. Charges during the fiscal 2008 and 2007 periods included severance costs in connection with the termination of personnel and facility lease and other costs. Additional integration costs to be incurred during fiscal 2008, largely related to back office and systems integration, are not expected to have a material impact on the Company’s results of operations.

The costs incurred and cash expenditures associated with restructuring activities by component were as follows (in thousands):

	Integration Activities			Other Related Services
	Compensation and Severance Costs	Other Costs	Total	Compensation and Severance Costs	Facility Lease and Other Costs	Total
Ending balance at December 31, 2006	$858	$2	$860	$423	$—	$423
Charge in 2007	1,211	983	2,194	7	132	139
Cash expenditures	(1,560)	(985)	(2,545)	(398)	(132)	(530)

Ending balance at December 30, 2007	509	—	509	32	—	32
Charge in first quarter 2008	149	113	262	—	—	—
Cash expenditures	(337)	(113)	(450)	(32)	—	(32)

Ending balance at March 30, 2008	$321	$—	$321	$—	$—	$—

Charge in second quarter 2008	308	125	433	—	—	—
Cash expenditures	(268)	(125)	(393)	—	—	—

Ending balance at June 29, 2008	$361	$—	$361	$—	$—	$—

In connection with a restructuring plan adopted in fiscal year 2002, the Company also had remaining lease obligations of $0.2 million at June 29, 2008 and $0.3 million at December 30, 2007. The balance of unpaid charges relating to all restructuring and integration activities aggregated $0.6 million at June 29, 2008 and $0.8 million at December 30, 2007, which was included in other accrued expenses in the consolidated balance sheets.

8.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of June 29, 2008 and December 30, 2007 were as follows (in thousands):

	June 29, 2008			December 30, 2007
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(766)	(114)	(880)	(648)	(89)	(737)

Net covenants not to compete	432	161	593	550	186	736
Customer relationships	19,960	2,260	22,220	16,170	1,600	17,770	5 Years
Less: accumulated amortization	(4,394)	(501)	(4,895)	(3,390)	(362)	(3,752)

Net customer relationships	15,566	1,759	17,325	12,780	1,238	14,018
Tradenames	18,178	130	18,308	17,028	—	17,028	10 Years
Less: accumulated amortization	(4,101)	(4)	(4,105)	(3,217)	—	(3,217)

Net tradenames	14,077	126	14,203	13,811	—	13,811

Subtotal	30,075	2,046	32,121	27,141	1,424	28,565
Indefinite-lived intangible assets:
Certificates of need	204,011	4,026	208,037	179,011	4,026	183,037	Indefinite

Total identifiable intangible assets	$234,086	$6,072	$240,158	$206,152	$5,450	$211,602

Goodwill	$266,526	$49,543	$316,069	$231,513	$44,587	$276,100

For the second quarter and first six months of fiscal 2008, the Company recorded amortization expense of approximately $1.2 million and $2.2 million, respectively, as compared to $0.9 million and $1.9 million for the corresponding periods of fiscal 2007. The estimated amortization expense for the remainder of 2008 is $2.3 million and for each of the next five succeeding years approximates $4.6 million for fiscal year 2009, $4.4 million for fiscal year 2010, $4.3 million for fiscal years 2011 and 2012, and $3.8 million for fiscal year 2013.

9.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$12,024	$8,952	$19,747	$15,791
Basic weighted average common shares outstanding	28,497	27,703	28,389	27,616
Shares issuable upon the assumed exercise of stock options, deferred share units and in connection with the employee stock purchase plan using the treasury stock method	743	837	758	831

Diluted weighted average common shares outstanding	29,240	28,540	29,147	28,447

Net income per common share:
Basic	$0.42	$0.32	$0.70	$0.57
Diluted	$0.41	$0.31	$0.68	$0.56

10.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement initially provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million is available for swing line loans.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of June 29, 2008, the consolidated leverage ratio was 2.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of June 29, 2008, the Company was in compliance with the covenants in the credit agreement.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million, which terminated effective June 29, 2008. Under the swap agreement, the Company paid a fixed rate of 5.665 percent per annum plus an applicable margin (an aggregate of 7.915 percent per annum for the period July 3, 2006 through July 31, 2007, 7.665 percent per annum for the period August 1, 2007 through February 13, 2008 and 7.415 percent per annum for the period February 14, 2008 through June 29, 2008) on the $170 million rather than a fluctuating rate plus an applicable margin.

The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. As of June 29, 2008, the Administrative Agent to the credit agreement determined that the Company had made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended June 29, 2008, the Company made a $1.0 million prepayment on its term loan and repaid $2.0 million against its revolving credit facility. As of June 29, 2008, the Company had outstanding borrowings under the term loan and the revolving credit facility of $309.0 million and $22.0 million, respectively.

Total outstanding letters of credit were approximately $41.6 million at June 29, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Cash, Cash Equivalents and Restricted Cash in Note 2 for further discussion. The Company also had outstanding surety bonds of $1.9 million at June 29, 2008 and December 30, 2007.

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

Other

The Company has equipment capitalized under capital lease obligations. At June 29, 2008 and December 30, 2007, long-term capital lease obligations were $1.5 million and $1.6 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $1.1 million and $1.4 million at June 29, 2008 and December 30, 2007, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the second quarter and first six months of fiscal 2008, net interest expense was approximately $5.3 million and $10.7 million, respectively, consisting primarily of interest expense of $5.6 million and $11.7 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.3 million and $1.0 million, respectively, earned on investments and existing cash balances. For fiscal 2007, net interest expense for the second quarter and first six months was $6.1 million and $12.5 million, respectively, which included interest income of $0.8 million and $1.6 million, respectively.

11.	Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 29, 2008 were as follows (in thousands except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 30, 2007	28,104,750	$2,810	$314,747	$7,608	$(737)	$(999)	$323,429
Comprehensive income:
Net Income	—	—	—	19,747	—	—	19,747
Unrealized loss on auction rate securities	—	—	—	—	(215)	—	(215)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	737	—	737

Total Comprehensive Income	—	—	—	19,747	522	—	20,269
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,645	—	—	—	1,645
Equity-based compensation expense	—	—	3,220	—	—	—	3,220
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	528,279	53	6,158	—	—	—	6,211
Treasury stock received from Healthfield escrow (additional 66,642 shares for a total of 125,705)	—	—	—	—	—	(1,398)	(1,398)

Balance at June 29, 2008	28,633,029	$2,863	$325,770	$27,355	$(215)	$(2,397)	$353,376

Comprehensive income amounted to $13.0 million and $9.4 million for the second quarter of fiscal 2008 and fiscal 2007, respectively, and $20.3 million and $16.2 million for the first six months of fiscal 2008 and 2007, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the six months ended June 29, 2008. As of June 29, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

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

Beginning in January 2008, the offering period under the ESPP was changed from six months to three months and the purchase price of shares under the ESPP was changed to equal 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period rather than the lesser of 85 percent of the fair market value of the first or the last business day of the offering period. Furthermore, since such date all employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service.

Stock option grants in fiscal 2008 and fiscal 2007 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For both the second quarter and first six months of fiscal 2008, the Company recorded equity-based compensation expense of $1.5 million and $3.2 million, respectively, as compared to $1.8 million and $3.5 million, respectively, for the corresponding periods of fiscal 2007, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). The weighted-average fair values of the Company’s stock options granted during the first six months of fiscal 2008 and fiscal 2007, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007
Weighted average fair value of options granted	$6.30	$7.07
Risk-free interest rate	3.65%	4.70%
Expected volatility	30%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2008 and 2007 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s ESPP, using the Black-Scholes option pricing model. Assumptions for the first six months of fiscal 2008 and fiscal 2007 are as follows:

	Six Months Ended
	June 29, 2008		July 1, 2007
	1st Offering Period	2nd Offering Period	1st Offering Period
Risk-free interest rate	1.22%	1.94%	5.09%
Expected volatility	31%	35%	30%
Expected life	0.25 years	0.25 years	0.5 years
Expected dividend yield	0%	0%	0%

A summary of Gentiva stock option activity as of June 29, 2008 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 30, 2007	3,350,198	$14.23
Granted	816,500	18.52
Exercised	(322,641)	7.74
Cancelled	(116,196)	17.82

Balance as of June 29, 2008	3,727,861	$15.62	7.2	$13,728,281

Exercisable Options	1,685,748	$11.94	5.3	$12,404,837

During the first six months of fiscal 2008, the Company granted 816,500 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $18.52 and a weighted-average, grant-date fair value of $6.30. The total intrinsic value of options exercised during the six months ended June 29, 2008 and July 1, 2007 was $4.3 million and $3.3 million, respectively.

As of June 29, 2008, the Company had $6.8 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options that vested during the first six months of fiscal 2008 was $3.4 million. There were no options that vested during the first six months of fiscal 2007.

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

Indemnifications

Healthfield

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. On December 29, 2006, June 29, 2007, February 28, 2008 and June 25, 2008, 47,489 shares, 11,574 shares, 45,229 shares and 21,413 shares of Gentiva’s common stock, respectively, valued at $767,000, $232,000, $972,000 and $426,000, respectively, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund.

HHCA and PHHC

Upon the closing of HHCA on February 29, 2008, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. On May 20, 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to owners of the selling company. Upon the acquisition of PHHC effective June 1, 2008, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company.

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

The Company recorded a federal and state income tax provision of $8.6 million for the second quarter of fiscal 2008, of which $2.6 million represented a current tax provision and $6.0 million represented a deferred tax provision.

For the six months ended June 29, 2008, the Company recorded a federal and state income tax provision of $14.1 million representing a current tax provision of $3.2 million and a deferred tax provision of $10.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first six months of 2008 is due to (i) the impact of equity-based compensation (approximately 0.9 percent) and (ii) state taxes and other items (approximately 5.7 percent).

The Company recorded a federal and state income tax provision of $6.5 million for the second quarter of fiscal 2007, of which $1.0 million represented a current tax provision and $5.5 million represented a deferred tax provision. For the six months ended July 1, 2007, the Company recorded a federal and state income tax provision of $11.7 million representing a current tax provision of $2.5 million and a deferred tax provision of $9.2 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.5 percent for the first six months of 2007 was primarily due to (i) the impact of equity-based compensation (approximately 2.4 percent) and (ii) state taxes and other items partially offset by tax exempt interest and a change in the state valuation allowance (approximately 5.1 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 29, 2008	December 30, 2007
Deferred tax assets
Current:
Reserves and allowances	$6,410	$9,947
Federal net operating loss and other carryforwards	650	4,628
Other	4,246	4,284

Total current deferred tax assets	11,306	18,859
Noncurrent:
Intangible assets	39,392	42,996
State net operating loss carryforwards	8,208	7,958
Less: valuation allowance	(4,076)	(4,076)
Other	2,330	—

Total noncurrent deferred tax assets	45,854	46,878

Total assets	57,160	65,737

Deferred tax liabilities:
Noncurrent:
Fixed assets	(1,808)	(1,750)
Intangible assets	(84,752)	(80,667)
Developed software	(13,549)	(11,463)
Acquisition reserves	(1,545)	(1,545)
Other	(1,352)	(25)

Total non-current deferred tax liabilities	(103,006)	(95,450)

Net deferred tax liabilities	$(45,846)	$(29,713)

At June 29, 2008, the Company had a federal tax credit carryforward of $0.7 million and no remaining federal net operating loss carryforwards. In addition, the Company had state net operating loss carryforwards of approximately $164 million, which expire between 2008 and 2027. Deferred tax assets relating to state net operating loss carryforwards approximate $8.2 million. A valuation allowance of $4.1 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s net operating losses in various states, the benefit of which, if realized, will be credited to goodwill.

At June 29, 2008, the Company had $4.7 million of unrecognized tax benefits, of which $2.9 million would affect the Company’s effective tax rate if recognized.

The Internal Revenue Service is currently auditing the Company’s fiscal year 2004, 2005 and 2006 consolidated federal income tax returns. The statute of limitations covering the Company’s consolidated federal income tax returns remains open for fiscal year 2004 and subsequent years.

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

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 38 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. The Company continues to develop and pilot new specialty programs to address the needs of elderly patients.

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

For the second quarter and first six months of fiscal 2008, net revenues relating to the Company’s participation in Medicare amounted to $177.0 million and $336.6 million, respectively, of which $161.3 million and $306.3 million, respectively, were included in the Home Health segment and $15.7 million and $30.3 million, respectively, were included in the Other Related Services segment.

For the second quarter and six months ended July 1, 2007, net revenues relating to the Company’s participation in Medicare amounted to $151.7 million and $302.2 million, respectively, of which $136.8 million and $272.1 million, respectively, were included in the Home Health segment and $14.9 million and $30.1 million, respectively, were included in the Other Related Services segment.

Revenues from Cigna amounting to $64.7 million and $60.9 million for the second quarter of fiscal 2008 and 2007, respectively, and $128.5 million and $114.3 million for the first six months of fiscal 2008 and 2007, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Hospice	$16,387	$16,366	$32,438	$33,274
Respiratory services and HME	10,479	9,695	20,423	19,068
Infusion therapies	2,925	3,054	5,661	6,210
Consulting services	1,048	1,217	2,135	2,343

Total net revenues	$30,839	$30,332	$60,657	$60,895

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix	Other Related Services		Total
For the three months ended June 29, 2008 (unaudited)
Net revenue - segments	$236,876		$79,323	$30,839		$347,038

Intersegment revenues						(813)

Total net revenue						$346,225

Operating contribution	$39,423	(1)	$6,523	$3,278		$49,224

Corporate expenses						(17,711	)(1)
Depreciation and amortization						(5,602)
Interest expense, net						(5,319)

Income before income taxes						$20,592

For the three months ended July 1, 2007 (unaudited)
Net revenue - segments	$204,894		$73,326	$30,332		$308,552

Intersegment revenues						(1,275)

Total net revenue						$307,277

Operating contribution	$31,101	(1)	$7,987	$3,479	(1)	$42,567

Corporate expenses						(16,082	)(1)
Depreciation and amortization						(4,915)
Interest expense, net						(6,137)

Income before income taxes						$15,433

For the six months ended June 29, 2008 (unaudited)
Net revenue - segments	$453,876		$157,171	$60,657		$671,704

Intersegment revenues						(1,757)

Total net revenue						$669,947

Operating contribution	$70,625	(1)	$12,849	$6,123		$89,597

Corporate expenses						(34,290	)(1)
Depreciation and amortization						(10,753)
Interest expense, net						(10,745)

Income before income taxes						$33,809

Segment assets	$663,001		$55,916	$78,772		$797,689

Intersegment assets						(220)
Corporate assets						144,906

Total assets						$942,375

For the six months ended July 1, 2007 (unaudited)
Net revenue - segments	$409,925		$139,216	$60,895		$610,036

Intersegment revenues						(3,217)

Total net revenue						$606,819

Operating contribution	$61,089	(1)	$14,941	$7,466	(1)	$83,496

Corporate expenses						(33,872	)(1)
Depreciation and amortization						(9,698)
Interest expense, net						(12,459)

Income before income taxes						$27,467

Segment assets	$546,559	(2)	$56,672	$100,302	(2)	$703,533

Intersegment assets						(351)
Corporate assets						168,482

Total assets						$871,664

(1)	For the second quarter and first six months of 2008 and 2007, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration and restructuring activities relating to the Healthfield acquisition and other acquisitions completed in 2008 (dollars in millions):

	2nd Quarter		Six Months
	2008	2007	2008	2007
Home Health	$0.1	$0.1	$0.2	$0.4
Other Related Services	—	0.1	—	0.1
Corporate expenses	0.3	0.4	0.5	1.1
Total	$0.4	$0.6	$0.7	$1.6

(2)	During late 2007, the Company identified a misclassification of recorded goodwill associated with the Company’s acquisition of Healthfield in 2006. Although total goodwill was not affected, a reclassification was made, with respect to segment assets, as of July 1, 2007, to reduce Other Related Services goodwill by $26.3 million and to increase Home Health goodwill by the same amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        Gentiva Health Services, Inc. is the nation’s largest provider of comprehensive home health services. Gentiva serves patients through more than 300 locations, and through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. These administrative services are delivered through an extensive nationwide network of nearly 4,000 credentialed third-party provider locations in all 50 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 38 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. The Company continues to develop and pilot new specialty programs to address the needs of elderly patients.

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

Significant Developments

Physicians Home Health Care

Effective June 1, 2008, the Company completed the acquisition of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services with three locations in Colorado, pursuant to an asset purchase agreement. Total consideration of $12 million, excluding transaction costs and subject to post-closing adjustments, consisted of $11.1 million paid at the time of closing, net of cash acquired of $0.9 million. The Company funded the purchase price using $11.1 million of borrowings under its existing revolving credit facility. The Company acquired PHHC to extend its services into the state of Colorado.

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

Results of Operations

Revenues

The Company’s net revenues increased by $38.9 million, or 12.7 percent, to $346.2 million for the quarter ended June 29, 2008 as compared to the quarter ended July 1, 2007. For the six months ended June 29, 2008 as compared to the six months ended July 1, 2007, net revenues increased by $63.1 million, or 10.4 percent, to $669.9 million from $606.8 million.

A summary of the Company’s net revenues by segment follows:

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Home Health	$236.9	$204.9	15.6%	$453.9	$409.9	10.7%
CareCentrix	79.3	73.3	8.2	157.2	139.2	12.9
Other Related Services	30.8	30.4	1.7	60.6	60.9	(0.4)
Intersegment revenues	(0.8)	(1.3)	(36.3)	(1.8)	(3.2)	(45.4)

Total net revenues	$346.2	$307.3	12.7%	$669.9	$606.8	10.4%

A summary of the Company’s net revenues by payer follows:

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Medicare
Home Health	$161.3	$136.8	17.9%	$306.3	$272.1	12.6%
Other	15.7	14.9	5.9	30.3	30.1	0.5

Total Medicare	177.0	151.7	16.7	336.6	302.2	11.4
Medicaid and Local Government	36.6	40.3	(9.2)	72.0	78.7	(8.5)
Commercial Insurance and Other	132.6	115.3	15.1	261.3	225.9	15.7

	$346.2	$307.3	12.7%	$669.9	$606.8	10.4%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2008 net revenues were $236.9 million, up $32.0 million, or 15.6 percent, from $204.9 million in the prior year period. For the first six months of fiscal 2008, net revenues were $453.9 million, a $44.0 million or 10.7 percent increase compared to $409.9 million for the corresponding period of fiscal 2007.

Revenues generated from Medicare were $161.3 million in the second quarter of 2008 as compared to $136.8 million in the second quarter of 2007, an increase of $24.5 million or 17.9 percent. For the first six months of 2008, revenues generated from Medicare were $306.3 million as compared to $272.1 million for the first six months of 2007, an increase of $34.2 million or 12.6 percent. The increases in Medicare revenues, for the second quarter and first six months of 2008, resulted from (i) growth in episodes of care of 11 percent and 10 percent, respectively, driven primarily by increased volume in specialty programs in both existing and new markets; (ii) the impact of the HHCA and PHHC acquisitions as noted below; and (iii) for the second quarter of 2008, improvements in revenue per episode. Factors contributing to the improvements in the revenue per episode for the second quarter of 2008 include growth in the Company’s therapy-based Specialty programs that have a higher level of reimbursement and a shift in mix toward higher acuity cases. The Company has updated its estimates for revenue generated by episodes of care and, as a result, Medicare revenues for the second quarter of 2008 included approximately $1.5 million representing a positive change in estimate resulting from activity during the first quarter of 2008.

In addition, non-Medicare Prospective Payment System (“PPS”) revenues, which are included in Commercial Insurance and Other and represent Medicare Advantage business paid on an episode basis, were $13.4 million in the second quarter of 2008 as compared to $7.2 million in the second quarter of 2007, an increase of $6.2 million or 87 percent. For the first six months of 2008 as compared to 2007, non-Medicare episodic revenues were $24.6 million and $12.5 million, respectively, an increase of $12.1 million or 95 percent.

In the second quarter and first six months of 2008, Medicare revenues as a percentage of total Home Health revenues were 68 percent as compared to 67 percent and 66 percent for the corresponding periods of 2007. Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 74 percent and 73 percent for the second quarter and first six months of 2008 as compared to 70 percent and 69 percent for the corresponding periods of 2007. Home Health revenues derived from the HHCA and PHHC acquisitions approximated $9.3 million and $11.9 million in the second quarter and first six months of 2008, respectively, the majority of which related to Medicare revenues.

Revenues from Medicaid and Local Government payer sources were $31.0 million and $60.4 million in the second quarter and first six months of 2008, respectively, as compared to $34.3 million and $66.5 million in the second quarter and first six months of 2007, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $31.2 million in the second quarter of 2008 as compared to $26.6 million in the second quarter of 2007. For the first six months of 2008 as compared to the corresponding period of 2007, revenues from Commercial Insurance and Other payer sources were $62.6 million and $58.8 million, respectively. The decrease in Medicaid and Local Government revenues and increase in Commercial Insurance and Other revenues resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Second quarter 2008 net revenues were $79.3 million, an 8.2 percent increase from $73.3 million reported in the prior year period. For the first six months of fiscal 2008, net revenues were $157.2 million, a 12.9 percent increase compared to $139.2 million for the corresponding period of fiscal 2007.

The increase in net revenues for the second quarter and the first six months is due primarily to increased membership enrollments among certain CareCentrix customers, including Cigna’s PPO and Open Access plans, and other new business relationships offset somewhat by a decline in membership enrollments under capitated plans. Revenues derived from Cigna increased by approximately $3.9 million to $64.7 million in the second quarter and $14.2 million to $128.5 million for the first six months of 2008 as compared to the corresponding periods of 2007.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups. Second quarter and first six months of fiscal 2008 net revenues were $30.8 million and $60.6 million, respectively, as compared to the second quarter and first six months of fiscal 2007 net revenues of $30.4 million and $60.9 million, respectively. The increase for the second quarter was attributable primarily to a $0.8 million increase in respiratory therapy services and HME revenues, partially offset by a reduction in infusion therapies and consulting revenues, while hospice revenues remained flat as compared to the corresponding period of 2007. The decrease for the first six months of 2008 as compared to 2007 was due to declines in Hospice (approximately $0.8 million) and other services (approximately $0.8 million) partially offset by increases of $1.3 million in respiratory therapy services and HME.

In Other Related Services, Medicare revenues were $15.7 million and $30.3 million, respectively, in the second quarter and first six months of 2008 as compared to $14.9 million and $30.1 million, respectively, in the corresponding periods of 2007. Medicaid revenues were $5.6 million and $11.6 million in the second quarter and first six months of 2008 as compared to $6.0 million and $12.2 million for the second quarter and first six months of 2007. Commercial Insurance and Other revenues in the second quarter and first six months of 2008 were $9.5 million and $18.7 million as compared to $9.5 million and $18.6 million for the second quarter and first six months of 2007. Hospice revenues derived from the HHCA acquisition approximated $1.1 million and $1.5 million for the second quarter and first six months of 2008, respectively.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Variance	2008	2007	Variance
Gross profit	$151.5	$131.0	$20.5	$288.0	$260.4	$27.6
As a percent of revenue	43.8%	42.6%	1.2%	43.0%	42.9%	0.1%

As a percentage of revenues, gross profit of 43.8 percent in the second quarter of 2008 represented a 1.2 percentage point increase as compared to the second quarter of 2007. For the first six months of 2008, gross profit as a percentage of revenues remained relatively flat at 43.0 percent as compared to the corresponding period of 2007. From a total Company perspective, increases in Home Health segment gross margin percentage were attributable to (i) significant changes in business mix, (ii) improvements in revenue per episode, and (iii) for the second quarter of 2008, the full impact of the HHCA acquisition. For the first six months of 2008, these increases were offset by growth in the lower gross margin CareCentrix business and margin declines due to various other factors.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. Revenue per episode for the Company’s Home Health Medicare and non-Medicare PPS business increased by 6.3 percent to approximately $2,830 in the second quarter and 2.4 percent to approximately $2,720 for the first six months of 2008 as compared to the corresponding prior year periods, due primarily to the increase in specialty programs and services to higher acuity patients. The positive impact on gross profit percentage of the change in revenue mix and increase in revenue per episode were offset somewhat by incremental fuel costs and caregiver orientation costs. These changes contributed to an overall increase in gross margin within the Home Health segment from 50.5 percent in the second quarter of 2007 to 52.3 percent in the second quarter of 2008 and from 50.2 percent for the first six months of 2007 to 51.6 percent for the first six months of 2008.

        CareCentrix gross profit as a percentage of revenues declined from 20.4 percent in the second quarter of 2007 to 18.4 percent in the second quarter of 2008. This decline was driven by the amendment to the Company’s national homecare contract with Cigna, which occurred during the first quarter of 2008, and involved some changes in pricing and product mix. The Company anticipates that the impact of the contractual rate change will be more than offset by the expected growth in membership through Cigna’s recent acquisition of Great-West Healthcare and the benefit gained from the extension of the Company’s relationship with Cigna through January 31, 2011.

Gross profit was also impacted by depreciation expense of $1.5 million and $2.9 million in the second quarter and first six months of 2008, respectively, as compared to $1.3 million and $2.5 million in the second quarter and first six months of 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.2 million to $125.6 million for the quarter ended June 29, 2008, as compared to $109.4 million for the quarter ended July 1, 2007, and $22.9 million to $243.4 million for the six months ended June 29, 2008, as compared to $220.5 million for the six months ended July 1, 2007.

The increase of $16.2 million for the second quarter of 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs ($2.5 million) to support higher revenue volume in the 2008 period as compared to the 2007 period, (ii) $3.9 million associated with HHCA and PHHC operations, (iii) incremental selling expenses in Home Health ($2.9 million), CareCentrix ($0.2 million), and Other Related Services ($0.5 million) associated with increased headcount, (iv) incremental provision for doubtful accounts of approximately $1.6 million, primarily related to certain receivable balances in the Home Health and Other Related Services segments on legacy Healthfield systems, (v) increased depreciation and amortization expense (approximately $0.5 million), and (vi) incremental costs in information technology, finance and other corporate functional areas in support of the Company’s organic and acquisition growth.

The increase of $22.9 million for the first half of 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs ($4.6 million) to support higher revenue volume in the 2008 period as compared to the 2007 period and to train and educate employees as discussed below, (ii) $5 million associated with HHCA and PHHC operations, (iii) incremental selling expenses in Home Health ($5.1 million), CareCentrix ($0.4 million) and Other Related Services ($1 million) associated with increased headcount, (iv) incremental provision for doubtful accounts of approximately $2.2 million, primarily related to certain receivable balances in the Home Health and Other Related Services segments on legacy Healthfield systems, and (v) increased depreciation and amortization expense (approximately $0.7 million). Selling, general and administrative expenses for the first six months of 2008 included incremental costs in excess of $1 million primarily related to training and education of caregivers and administrative personnel in connection with the implementation of new Medicare PPS rules which became effective January 1, 2008.

Depreciation and amortization expense included in selling, general and administrative expenses was $4.1 million and $7.9 million in the second quarter and first six months of 2008, respectively, as compared to $3.6 million and $7.2 million for the corresponding periods of 2007, respectively.

Interest Expense and Interest Income

For the second quarter and first six months of fiscal 2008, net interest expense was approximately $5.3 million and $10.7 million, respectively, consisting primarily of interest expense of $5.6 million and $11.7 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.3 million and $1.0 million, respectively, earned on investments and existing cash balances. For fiscal 2007, net interest expense for the second quarter and first six months was $6.1 million and $12.5 million, respectively, which included interest income of $0.8 million and $1.6 million, respectively. The decrease in interest expense relates primarily to the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings and lower eurodollar rates between the 2007 and 2008 periods.

Income before Income Taxes

Components of income before income taxes were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Variance	2008	2007	Variance
Operating Contribution:
Home Health	$39.4	$31.1	$8.3	$70.6	$61.1	$9.5
CareCentrix	6.5	8.0	(1.5)	12.8	14.9	(2.1)
Other Related Services	3.3	3.5	(0.2)	6.2	7.5	(1.3)

Total Operating Contribution	49.2	42.6	6.6	89.6	83.5	6.1
Corporate expenses	(17.7)	(16.1)	(1.6)	(34.3)	(33.9)	(0.4)
Depreciation and amortization	(5.6)	(4.9)	(0.7)	(10.8)	(9.7)	(1.1)
Interest (expense) income, net	(5.3)	(6.2)	0.9	(10.7)	(12.4)	1.7

Income before income taxes	$20.6	$15.4	$5.2	$33.8	$27.5	$6.3
As a percent of revenue	5.9%	5.0%	0.9%	5.0%	4.5%	0.5%

Income Taxes

The Company recorded a federal and state income tax provision of $8.6 million for the second quarter of fiscal 2008, of which $2.6 million represented a current tax provision and $6.0 million represented a deferred tax provision.

For the six months ended June 29, 2008, the Company recorded a federal and state income tax provision of $14.1 million representing a current tax provision of $3.2 million and a deferred tax provision of $10.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first six months of 2008 is due to (i) the impact of equity-based compensation (approximately 0.9 percent) and (ii) state taxes and other items (approximately 5.7 percent).

The Company recorded a federal and state income tax provision of $6.5 million for the second quarter of fiscal 2007, of which $1.0 million represented a current tax provision and $5.5 million represented a deferred tax provision. For the six months ended July 1, 2007, the Company recorded a federal and state income tax provision of $11.7 million representing a current tax provision of $2.5 million and a deferred tax provision of $9.2 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.5 percent for the first six months of 2007 was primarily due to (i) the impact of equity-based compensation (approximately 2.4 percent) and (ii) state taxes and other items partially offset by tax exempt interest and a change in the state valuation allowance (approximately 5.1 percent).

Net Income

For the second quarter of fiscal 2008, net income was $12.0 million, or $0.41 per diluted share, compared with net income of $9.0 million, or $0.31 per diluted share, for the corresponding period of 2007.

For the first six months of fiscal 2008, net income was $19.7 million, or $0.68 per diluted share, compared with net income of $15.8 million, or $0.56 per diluted share, for the first six months of fiscal 2007.

Net income for the 2008 second quarter and first six months reflected a pre-tax charge of $0.4 million, or $0.01 per diluted share, and $0.7 million, or $0.01 per diluted share, respectively, as compared to the second quarter and first six months of 2007 which included a pre-tax charge of $0.6 million, or $0.01 per diluted share, and $1.6 million, or $0.03 per diluted share, respectively, relating to restructuring and integration costs.

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

During the first six months of 2008, cash provided by operating activities was $20.8 million, a decrease of $0.7 million from the first six months of 2007. In addition, the Company received proceeds of $24 million from the revolving credit facility and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $6.2 million. In the first six months of 2008, the Company used $59.2 million to fund the acquisitions of HHCA and PHHC, $10.4 million for the repayment of debt and $13.8 million of cash for capital expenditures.

The Company generated net cash from operating activities of $20.8 million for the first six months of 2008 as compared to $21.5 million for the first six months of 2007. The decrease of $0.7 million in net cash provided by operating activities between the 2007 and 2008 periods was primarily driven by changes in current liabilities ($14.3 million) offset by an increase in cash provided by operations prior to changes in assets and liabilities ($8.1 million), changes in accounts receivable ($3.3 million) and changes in prepaid expenses and other items ($2.2 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007	Variance
OPERATING ACTIVITIES:
Net income	$19,747	$15,791	$3,956
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	10,753	9,698	1,055
Amortization of debt issuance costs	593	509	84
Provision for doubtful accounts	6,124	3,886	2,238
Equity-based compensation expense	3,220	3,477	(257)
Windfall tax benefits associated with equity-based compensation	(1,306)	(656)	(650)
Deferred income tax expense	10,829	9,187	1,642

Total cash provided by operations prior to changes in assets and liabilities	$49,960	$41,892	$8,068

The $8.1 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2007 and 2008 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, deferred income taxes and equity-based compensation expense.

Cash flow from operating activities between the 2007 and 2008 reporting periods was positively impacted by $3.3 million as a result of changes in accounts receivable represented by a $28.3 million reduction in the 2007 period and a $25.0 million decrease in the 2008 period, exclusive of accounts receivable of acquired businesses, and positively impacted by $2.2 million as a result of changes in prepaid expenses, other current assets and other items.

Cash flow from operating activities was negatively impacted by $14.3 million as a result of changes in current liabilities of ($3.2) million in the 2008 period and $11.1 million in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities for the six months ended June 29, 2008 follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$1,899	$(4,108)	$6,007
Payroll and related taxes	(294)	315	(609)
Deferred revenue	1,985	7,773	(5,788)
Medicare liabilities	(64)	871	(935)
Cost of claims incurred but not reported	(2,232)	4,880	(7,112)
Obligations under insurance programs	1,660	2,608	(948)
Other accrued expenses	(6,194)	(1,227)	(4,967)

Total changes in current liabilities	$(3,240)	$11,112	$(14,352)

        The primary drivers for the $14.3 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact on cash of $6.0 million, and payroll and related taxes, which had a negative impact of $0.6 million, between the 2007 and 2008 reporting periods, primarily related to the timing of payments.

•

Deferred revenue, which had a negative impact of $5.8 million between the 2007 and 2008 reporting periods, exclusive of businesses acquired, primarily due to growth in the Medicare and non-medicare PPS business.

•	Medicare liabilities, which had a negative impact of $0.9 million between the 2007 and 2008 reporting periods.

•

Cost of claims incurred but not reported, which had a negative impact of $7.1 million on the changes in operating cash flows between the 2007 and 2008 reporting periods, primarily related to timing of claim payments.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $0.9 million between the 2007 and 2008 reporting periods, primarily as a result of an increase in health and welfare benefit liabilities due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $5.0 million between the 2007 and 2008 reporting periods, primarily related to incremental estimated income tax payments.

Working capital at June 29, 2008 was approximately $103 million, a decrease of $26 million, as compared to approximately $129 million at December 30, 2007, primarily due to:

•	a $14 million decrease in cash, cash equivalents and restricted cash, primarily related to the purchase of HHCA;

•

a $31 million decrease in short-term investments, primarily due to liquidation of auction rate securities and a classification change of approximately $13 million in auction rate securities to long-term investments;

•	an $8 million decrease in deferred tax assets;

•

a $1 million decrease in current liabilities, consisting of decreases in current portion of long-term debt ($2 million), cost of claims incurred but not reported ($2 million), and other accrued expenses ($8 million), partially offset by increases in accounts payable ($2 million), payroll and related taxes ($2 million), deferred revenue ($4 million), medicare liabilities ($1 million), and obligations under insurance programs ($2 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities; and

•

a $26 million increase in accounts receivable, primarily due to growth in the Company’s Medicare and non-Medicare PPS revenues, receivables acquired in the HHCA and PHHC acquisitions and normal seasonal patterns.

Days Sales Outstanding (“DSO”) as of June 29, 2008 were 61 days, an increase of one day from December 30, 2007. DSO at June 29, 2008 for Home Health, CareCentrix and Other Related Services were 61, 64 and 52 days, respectively, compared to 59, 63 and 61 days, respectively, at December 30, 2007. The one day increase in DSO relates primarily to revenue growth in the non-Medicare PPS payers partially offset by improvements in the Company’s hospice receivables.

Accounts receivable attributable to major payer sources of reimbursement at June 29, 2008 and December 30, 2007 were as follows (in thousands):

	June 29, 2008
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$105,781	$51,147	$36,842	$12,821	$4,971
Medicaid and Local Government	24,986	11,206	8,100	3,232	2,448
Commercial Insurance and Other	105,442	64,807	22,801	12,175	5,659
Self - Pay	7,736	694	1,880	2,755	2,407

Gross Accounts Receivable	$243,945	$127,854	$69,623	$30,983	$15,485

	December 30, 2007
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$93,992	$44,755	$34,186	$10,335	$4,716
Medicaid and Local Government	21,818	10,753	6,935	2,248	1,882
Commercial Insurance and Other	94,540	58,960	19,884	8,753	6,943
Self - Pay	6,888	625	1,611	2,355	2,297

Gross Accounts Receivable	$217,238	$115,093	$62,616	$23,691	$15,838

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications was as follows:

	Second Quarter		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Medicare	51%	49%	50%	50%
Medicaid and Local Government	11	13	11	13
Commercial Insurance and Other	38	38	39	37

	100%	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Second Quarter Ended				Six Months Ended
	2008		2007		2008		2007
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	68%	51%	67%	49%	68%	50%	66%	49%
Medicaid and Local Government	13	18	17	20	13	19	16	20
Commercial Insurance and Other	19	31	16	31	19	31	18	31

Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

In August 2007, the Centers for Medicare and Medicaid Services (“CMS”) published the “Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008” that contains significant changes to the Medicare home health PPS reimbursement methodology including, among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000, referred to in various CMS documents as “case mix creep”, and a 3.0 percent market basket update, effective January 1, 2008. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment. On July 31, 2008, CMS announced that hospices serving Medicare beneficiaries would receive a 2.5 percent increase in their fiscal 2009 hospice payments.

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

The Company is party to a contract with Cigna, pursuant to which the Company provides or contracts with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 19 percent of the Company’s total net revenues for both the second quarter and first six months of fiscal 2008 as compared to approximately 20 percent and 19 percent for the second quarter and first six months of fiscal 2007, respectively. The decrease in Cigna revenues as a percent of the Company’s total net revenues in the second quarter of 2008 in comparison to the second quarter of 2007 is primarily attributable to revenue growth in the Home Health segment.

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

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent and 5 percent of total net revenues for the second quarter and first six months of fiscal 2008, respectively, and 6 percent of total revenues for both the second quarter and first six months of fiscal 2007.

Credit Arrangements

The Company’s credit agreement initially provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million is available for swing line loans.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of June 29, 2008, the consolidated leverage ratio was 2.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of June 29, 2008, the Company was in compliance with the covenants in the credit agreement.

During the first six months of fiscal 2008, in connection with the purchase of HHCA and PHHC, the Company borrowed $24 million under the revolving credit facility. The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. As of June 29, 2008, the Administrative Agent to the credit agreement determined that the Company had made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended June 29, 2008, the Company made a $1.0 million prepayment on its term loan and repaid $2.0 million against its revolving credit facility. As of June 29, 2008, the Company had outstanding borrowings under the term loan and the revolving credit facility of $309.0 million and $22.0 million, respectively.

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

The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500,000 per incident which occurred prior to March 15, 2002 and $1,000,000 per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25,000,000 in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit.

Capital Expenditures

The Company’s capital expenditures for the six months ended June 29, 2008 were $13.8 million as compared to $12.5 million for the same period in fiscal 2007. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2008 will approximate $24 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash, cash equivalents, restricted cash and investments of approximately $34.7 million as of June 29, 2008. The restricted cash of $0.3 million at June 29, 2008 related primarily to a deposit to comply with New York state regulations requiring that one month of revenues generated under capitated agreements in the state be held in escrow. Interest on all restricted funds accrues to the Company. As of June 29, 2008, the Company had operating funds of approximately $5.6 million exclusively relating to a non-profit hospice operation in Florida.

During the first six months of fiscal 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs.

The Company held investments in auction rate securities (“ARSs”) of $12.6 million at June 29, 2008. Based on the failures of auctions for these securities and the long-term maturities of the underlying securities (between three and 27 years), the Company reclassified its ARSs as long-term investments on the Company’s consolidated balance sheet during the first quarter of 2008. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan. See Notes 2 and 3 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2008. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first six months of 2008. As of June 29, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Management anticipates that in the near term the Company may make voluntary prepayments on the term loan and borrowings under the revolving credit facility rather than stock repurchases with certain excess cash resources.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of June 29, 2008, the Company had outstanding borrowings of $309 million under the term loan of the credit agreement and $22 million under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at June 29, 2008 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$331,000	$—	$—	$331,000	$—
Capital lease obligations	2,636	1,088	1,284	264	—
Operating lease obligations	86,071	27,743	38,647	16,999	2,682
Purchase obligations	9,057	2,588	5,175	1,294	—

Total	$428,764	$31,419	$45,106	$349,557	$2,682

During the second quarter of fiscal 2008, the Company made voluntary debt repayments of $1.0 million on its term loan and $2.0 million against its revolving credit facility. On July 2, 2008 and July 30, 2008, the Company repaid an additional $2 million and $5 million, respectively, on its revolving credit facility. The Company had total letters of credit outstanding of approximately $41.6 million at June 29, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. On April 7, 2008, the amount of collateral required under the Company’s insurance programs was reduced and as such the Company’s outstanding letters of credit were reduced by approximately $4.8 million. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. The Company also had outstanding surety bonds of $1.9 million at June 29, 2008 and December 30, 2007.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or eurodollar rate plus applicable margins) and the interest period. As of June 29, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $331.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $3.3 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

        As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on May 8, 2008.

(c)	i) The following individuals were elected as directors to serve until the 2009 Annual Meeting of Shareholders by votes as follows:

Name	Votes FOR	Votes WITHHELD
Victor F. Ganzi	25,953,925	110,388
Stuart R. Levine	25,962,483	101,830
Ronald A. Malone	25,892,877	171,436
Mary O’Neil Mundinger	26,006,563	57,750
Stuart Olsten	25,988,706	75,607
John A. Quelch	21,056,025	5,008,288
Raymond S. Troubh	25,747,444	316,869
Josh S. Weston	25,982,319	81,994
Gail R. Wilensky	25,752,024	312,289
Rodney D. Windley	24,407,735	1,656,578

ii) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2008 was approved by votes as follows:

FOR:	26,013,129
AGAINST:	46,885
ABSTAIN:	4,299
BROKER NONVOTES:	0

iii) The proposal to amend the Company’s Amended and Restated Certificate of Incorporation was approved by votes as follows:

FOR:	25,982,876
AGAINST:	39,941
ABSTAIN:	41,496
BROKER NONVOTES:	0

Item 5.	Other Information

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.
(Registrant)

Date: August 7, 2008	/s/ Ronald A. Malone
Ronald A. Malone
Chairman and Chief Executive Officer

Date: August 7, 2008	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith