Form 10-Q
period 2008-09-28
GENTIVA HEALTH SERVICES INC
filed 2008-11-07
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares outstanding of the registrant’s Common Stock, as of October 29, 2008, was 28,826,183.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$61,503	$36,181
Short-term investments	—	31,250
Receivables, less allowance for doubtful accounts of $8,044 and $9,437 at September 28, 2008 and December 30, 2007, respectively	181,786	207,801
Deferred tax assets	11,279	18,859
Prepaid expenses and other current assets	14,935	14,415

Total current assets	269,503	308,506
Long-term investments	12,641	—
Note receivable from affiliate	25,000	—
Investment in affiliate	23,319	—
Fixed assets, net	63,166	59,562
Intangible assets, net	251,495	211,602
Goodwill	304,255	276,100
Other assets	23,524	26,463

Total assets	$972,903	$882,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,304
Accounts payable	8,221	20,093
Payroll and related taxes	27,453	17,163
Deferred revenue	35,855	29,015
Medicare liabilities	8,075	7,985
Cost of claims incurred but not reported	—	24,321
Obligations under insurance programs	39,830	36,816
Other accrued expenses	33,657	42,282

Total current liabilities	153,091	179,979
Long-term debt	261,000	307,696
Deferred tax liabilities, net	58,233	48,572
Other liabilities	20,444	22,557
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 28,899,978 and 28,104,750 shares at September 28, 2008 and December 30, 2007, respectively	2,890	2,810
Additional paid-in capital	331,610	314,747
Retained earnings	148,247	7,608
Accumulated other comprehensive loss	(215)	(737)
Treasury stock, 125,705 and 59,063 shares at September 28, 2008 and December 30, 2007, respectively	(2,397)	(999)

Total shareholders’ equity	480,135	323,429

Total liabilities and shareholders’ equity	$972,903	$882,233

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net revenues	$347,561	$309,082	$1,017,508	$915,901
Cost of services and goods sold	196,581	179,041	578,525	525,438

Gross profit	150,980	130,041	438,983	390,463
Selling, general and administrative expenses	(127,909)	(110,299)	(371,358)	(330,795)
Gain on sale of business, net	107,872	—	107,872	—
Interest expense	(4,191)	(6,564)	(15,876)	(20,649)
Interest income	338	810	1,278	2,436

Income before income taxes	127,090	13,988	160,899	41,455
Income tax expense	6,218	5,797	20,280	17,473

Income before equity in net earnings of affiliate	120,872	8,191	140,619	23,982
Equity in net earnings of affiliate	20	—	20	—

Net income	$120,892	$8,191	$140,639	$23,982

Net income per common share:
Basic	$4.21	$0.29	$4.94	$0.86

Diluted	$4.07	$0.28	$4.80	$0.84

Weighted average shares outstanding:
Basic	28,687	27,955	28,489	27,729

Diluted	29,718	28,802	29,320	28,564

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
OPERATING ACTIVITIES:
Net income	$140,639	$23,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,494	14,705
Amortization of debt issuance costs	1,474	763
Provision for doubtful accounts	9,536	6,644
Equity-based compensation expense	4,711	5,085
Windfall tax benefits associated with equity-based compensation	(2,087)	(788)
Gain on sale of business, net	(107,872)	—
Equity in net earnings of affiliate	(20)	—
Deferred income tax expense	11,868	15,725
Changes in assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(28,666)	(39,837)
Prepaid expenses and other current assets	(2,204)	(3,847)
Accounts payable	361	766
Payroll and related taxes	8,499	8,005
Deferred revenue	4,216	7,996
Medicare liabilities	(770)	386
Cost of claims incurred but not reported	(2,829)	1,713
Obligations under insurance programs	3,009	1,697
Other accrued expenses	(6,099)	(2,295)
Other, net	836	1,677

Net cash provided by operating activities	51,096	42,377

INVESTING ACTIVITIES:
Purchase of fixed assets	(19,082)	(19,534)
Proceeds from sale of business, net of cash transferred	81,760	—
Acquisition of businesses, net of cash acquired	(60,634)	(3,820)
Purchase of short-term investments available-for-sale	(28,000)	(58,850)
Maturities of short-term investments available-for-sale	46,250	59,775

Net cash provided by (used in) investing activities	20,294	(22,429)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,721	7,010
Windfall tax benefits associated with equity-based compensation	2,087	788
Borrowings under revolving credit facility	24,000	—
Home Health Care Affiliates debt repayments	(7,420)	—
Other debt repayments	(73,000)	(26,000)
Debt issuance costs	(557)	—
Repayment of capital lease obligations	(899)	(936)

Net cash used in financing activities	(46,068)	(19,138)

Net change in cash, cash equivalents and restricted cash	25,322	810
Cash, cash equivalents and restricted cash at beginning of period	36,181	32,910

Cash, cash equivalents and restricted cash at end of period	$61,503	$33,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,945	$22,258
Income taxes paid	$8,363	$1,693
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Note receivable received in connection with the sale of CareCentrix	$25,000	$—
Fair value of preferred stock received in connection with sale of CareCentrix	$23,299	$—
Fixed assets acquired under capital lease	$675	$888

On June 25, 2008, February 28, 2008 and June 29, 2007, 21,413 shares, 45,229 shares and 11,574 shares of common stock, respectively, were received from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company and were recorded as treasury stock.

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States through its Home Health, Other Related Services, and, through September 24, 2008, CareCentrix reportable business segments. See Note 16 for a description of the Company’s operating segments.

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. See Notes 3 and 4 for additional information.

The Company’s consolidated statements of income for the fiscal 2008 periods presented herein include CareCentrix results of operations through September 24, 2008 and the Company’s equity in the net earnings of CareCentrix Holdings, Inc., the new holding company for CareCentrix, for the period from September 25, 2008 through September 28, 2008, the end of the Company’s 2008 fiscal third quarter.

On August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, in and around Charleston, South Carolina for approximately $1.2 million. Previously, the Company completed the acquisition of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services with three locations in Colorado, effective June 1, 2008 and the acquisition of Home Health Care Affiliates, Inc. (“HHCA”), a provider of home health and hospice services in the state of Mississippi, on February 29, 2008. The impact of these acquisitions has been reflected in the Company’s results of operations and financial condition from their respective closing dates. See Note 3 for additional information.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. Prior year income statement line items have been modified to conform with current year presentation.

2.	Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents. Restricted cash of $22.0 million at December 30, 2007 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, could access the cash funds in the trust account by providing equivalent amounts of alternative collateral. In February 2008, the Company transferred the majority of its segregated cash funds to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility. The Company had no restricted cash as of September 28, 2008. See Note 11.

The Company had operating funds of approximately $5.1 million and $5.8 million at September 28, 2008 and December 30, 2007, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

Commencing September 25, 2008, the Company holds a 31 percent equity interest in CareCentrix Holdings, Inc. and accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity interest in CareCentrix Holdings, Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheet at September 28, 2008.

        The Company’s other short term and long term investments consist of auction rate securities (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date and are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At September 28, 2008 and December 30, 2007, all such investments were categorized as available-for-sale. Available-for-sale investments are carried in the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is determined in accordance with the provisions of SFAS No. 157, “Fair Value Investments” (“SFAS 157”), as further discussed in Note 5. ARS are variable-rate debt securities with an interest rate that resets every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Due to the auction rate reset feature the Company classifies ARS as short-term investments. During fiscal 2008, the Company reclassified ARS of approximately $13.0 million to long-term investments and recorded an unrealized loss of approximately $0.4 million due to reduced liquidity for these securities as a result of failed auctions. The Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.4 million at September 28, 2008 and $2.3 million at December 30, 2007.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of September 28, 2008 and December 30, 2007, fixed assets, net were $63.2 million and $59.6 million, respectively, and included capitalized software of $30.3 million and $26.3 million, respectively, which is in development and is not yet being depreciated. In connection with the CareCentrix Transaction (as defined below in Note 3), the Company recorded a $1.2 million write-off of capitalized development costs for software that will not be utilized following the transaction.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $4.1 million at September 28, 2008 and $5.0 million at December 30, 2007, recorded in other assets. In connection with the CareCentrix Transaction (as defined below in Note 3), the Company recorded incremental amortization of $0.6 million relating to the required debt repayments resulting from the transaction.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At September 28, 2008 and December 30, 2007, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets was $5.3 million and $5.1 million, respectively.

3.	Disposition and Acquisitions

CareCentrix Disposition

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business, which was operated through Gentiva CareCentrix, Inc. (“CareCentrix”) and Gentiva Health Services IPA, Inc. (“IPA”), pursuant to a Stock Purchase Agreement dated as of August 20, 2008 among the Company, Gentiva Health Services Holding Corp., a wholly-owned subsidiary of the Company (“Gentiva Holding”), and a wholly-owned subsidiary of Water Street Healthcare Partners II, L. P., a Chicago-based private equity firm focused exclusively on the healthcare industry (“Buyer”). A restructuring involving CareCentrix and IPA took place prior to the sale. The restructuring and subsequent sale are referred to herein as the “CareCentrix Transaction.” Total consideration for the CareCentrix Transaction approximated $135 million.

Pursuant to the restructuring, (i) Gentiva Holding contributed all of its rights, title and interests in and to all of the outstanding capital stock of IPA to CareCentrix, (ii) CareCentrix redeemed a portion of its outstanding shares of capital stock for two promissory notes issued to Gentiva Holding, namely (A) a redemption note in the principal amount of $38 million and (B) a seller note in the principal amount of $25 million, and (iii) Gentiva Holding contributed all of its remaining shares of capital stock of CareCentrix to CareCentrix Holdings, Inc., a wholly-owned subsidiary of Gentiva Holding (“CareCentrix Holdings”), in exchange for shares of preferred and common stock of CareCentrix Holdings.

In connection with the CareCentrix Transaction, total consideration to the Company consisted of: (i) cash proceeds of $84 million (which included payment in full of the $38 million redemption note), (ii) a $25 million note receivable bearing interest at 10 percent per annum, (iii) an estimated working capital adjustment of $1.4 million based on a preliminary closing balance sheet, and (iv) reimbursement of $1.5 million of transaction related expenses incurred by the Company. In addition, the Company retained a 31 percent equity interest in CareCentrix Holdings, represented by 234,000 shares of preferred stock and 260,000 shares of common stock. The working capital adjustment is subject to change based on a final closing date balance sheet. Of the $84 million in cash proceeds received by the Company, $58 million was used to repay a portion of the Company’s term loan under its credit agreement on the closing date.

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company's investment in the common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at September 25, 2008 was recorded at no value.

During the third quarter, the Company recognized a pre-tax gain on the sale of approximately $107.9 million, net of approximately $6.4 million of transaction costs. Transaction costs included (i) approximately $4.6 million of professional fees and expenses, including fees associated with an amendment of the Company’s credit facility, (ii) $1.2 million related to the write-off of capitalized development costs for software that will not be utilized following the transaction, and (iii) $0.6 million in additional amortization of deferred debt issuance costs related to the debt repayment. Approximately $1.5 million of transaction costs were paid by the Buyer.

The Company’s fiscal 2008 results of operations include the CareCentrix operating results through September 24, 2008 and include the Company’s equity in the net earnings of CareCentrix Holdings for the period September 25, 2008 through September 28, 2008, the end of the Company’s fiscal 2008 third quarter.

Based on the preliminary closing balance sheet, the following net assets were disposed of in the sale (in thousands):

Total
Cash and restricted cash	$306
Accounts receivable, net	53,011
Fixed assets, net	2,721
Other assets	673

Total assets	56,711
Accounts payable and accrued liabilities	(12,974)
Payroll and related taxes	(776)
Cost of claims incurred but not reported	(18,870)
Other accrued expenses	(3,222)

Total liabilities	(35,842)

Net assets disposed of	$20,869

Concurrent with the announcement of the CareCentrix Transaction, CareCentrix obtained an amendment to its contract with CIGNA Health Corporation (“Cigna”) which, among other things, extended the term of the contract through January 31, 2014 with automatic renewals thereafter for successive one year terms unless and until either party provides at least 90 days prior written notice of its election not to renew prior to the beginning of the next term.

On September 25, 2008, the Company also entered into a (i) Transition Services Agreement with CareCentrix to provide certain information services, finance and other support services generally for a period of up to one year or until such time as each support service can be effectively transitioned to CareCentrix and (ii) Management Services Agreement with CareCentrix pursuant to which the Company will provide financial and management advisory services to CareCentrix for a period of up to three years.

Acquisitions

Hospice of Charleston

On August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, which was funded from the Company’s existing cash reserves. The acquisition will allow the Company to expand its home health services to three Certificate of Need (“CON”) counties in and around Charleston, South Carolina.

Physicians Home Health Care

Effective June 1, 2008, the Company completed the acquisition of PHHC, a provider of home health services with three locations in Colorado, pursuant to an asset purchase agreement. Total consideration of $12 million, excluding transaction costs and subject to post-closing adjustments, consisted of $11.1 million paid at the time of closing, net of cash acquired of $0.9 million. The Company funded the purchase price using borrowings under its existing revolving credit facility. The Company acquired PHHC to extend its home health services into the state of Colorado.

Home Health Care Affiliates, Inc.

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in HHCA, a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55.6 million, excluding transaction costs and subject to post-closing adjustments, consisted of cash of $48.0 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.6 million and (ii) $12.0 million of borrowings under its existing revolving credit facility.

The Company acquired HHCA to expand and extend its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a CON in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

These three acquisitions were accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations”. Accordingly, the results of operations for these acquisitions are included in the Company’s consolidated financial statements from the respective acquisition dates. The purchase prices were allocated to the underlying assets acquired and liabilities assumed based on their estimated fair market value at the dates of the acquisitions. The Company, with the assistance of independent appraisers, determines the estimated fair values based on such independent appraisals, discounted cash flows and management estimates derived from independent valuation analyses of the intangible assets acquired.

The allocations of the purchase prices and intangible assets are subject to adjustment as the Company completes the independent valuation analyses of the intangible assets acquired and finalizes its purchase price allocations. The allocations of the purchase prices follow (in thousands):

Total
Cash	$1,072
Accounts receivable, net	7,865
Fixed assets, net	1,178
Identifiable intangible assets	43,475
Goodwill	28,017
Other assets	48

Total assets acquired	81,655
Accounts payable and accrued liabilities	(1,369)
Short-term and long-term debt	(7,457)
Deferred tax liability	(4,956)
Other liabilities	(6,247)

Total liabilities assumed	(20,029)

Net assets acquired	$61,626

The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Total intangible assets	Useful life
Tradenames	$1,201	5-10 years
Customer relationships	9,910	10 years
Certificates of need	32,364	indefinite

Total	$43,475

4.	Note Receivable from and Investment in Affiliate

Effective September 25, 2008, the Company holds a 31 percent equity interest in CareCentrix Holdings, whose CareCentrix subsidiary is a leading national provider of ancillary care benefit management services for major managed care organizations, which was formed by a restructuring and subsequent sale of a 69 percent ownership interest to Water Street Healthcare Partners. The Company's investment consists of 234,000 shares of preferred stock, carrying a 12 percent cumulative dividend, and 260,000 shares of common stock. The Company recorded its preferred stock investment at fair value of $23.3 million as of the transaction closing date, based on an independent valuation analysis of the preferred shares.

In accordance with the provisions of EITF Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company's investment in common stock was recorded on a carryover basis; therefore, the carrying value of the common stock at September 25, 2008 was recorded at no value. The Company accounts for its investment in affiliate using the equity method of accounting and recognized approximately $20 thousand of equity in the net earnings of affiliate for the period beginning with the date of the sale (September 25, 2008) through September 28, 2008.

The Company also holds a $25 million convertible subordinated promissory note from CareCentrix, which bears interest at a fixed rate of 10 percent, payable quarterly provided that CareCentrix remains in compliance with its senior debt covenants. The principal is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings.

The Company has not elected fair value treatment of its note receivable from affiliate and investment in affiliate and related financial assets under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).

The following provides summarized unaudited financial information for the unconsolidated significant equity investment in CareCentrix Holdings, for the balance sheet as of September 28, 2008 and for the period September 25, 2008 through September 28, 2008, as indicated below (in thousands):

September 28, 2008
Current assets	$61,766
Noncurrent assets	$122,829
Current liabilities	$(39,079)
Noncurrent liabilities	$(63,000)

For the Period from September 25-28, 2008
Net revenue	$3,473
Gross profit	$628
Net income	$65

5.	Fair Value of Financial Instruments

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

Financial Assets

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and selected financial liabilities measured at fair value on a recurring basis was as follows (in thousands):

	September 28, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,075	$—	$—	$22,075
Municipal bonds	—	—	12,641	12,641

Total assets	$22,075	$—	$12,641	$34,716

Money market funds represent cash equivalents and were classified in cash, cash equivalents and restricted cash in the Company’s consolidated balance sheet at September 28, 2008. Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (“ARS”) whose underlying assets are student loans which are substantially backed by the federal government. Amortized cost of the bonds approximates $13.0 million at September 28, 2008. The securities have been classified as level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the maturities of the municipal bonds (which range between three and 27 years), the Company has classified $13.0 million of ARS as long-term investments on the Company’s consolidated balance sheet. In addition, while these ARS are categorized as available for sale, the Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets (in thousands):

Total
Balance at December 30, 2007	$—
Transfers in of level 3 securities	13,000
Unrealized loss on level 3 securities	(359)

Balance at September 28, 2008	$12,641

As of September 28, 2008, the Company had unrealized losses on ARS, net of tax, of $0.2 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

Cash Flow Hedge

From July 2006 through June 2008, the Company utilized a derivative instrument to help manage interest rate risk, consisting of a two year interest rate swap agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loan (see Note 11).

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the derivative instrument was recorded at fair value. Changes in the fair value of the derivative were reported in shareholders’ equity in accumulated other comprehensive income (loss) until earnings were affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and re-assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 30, 2007, the Company had unrealized losses, net of tax, on the derivative of $0.7 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet. The interest rate swap agreement ended on June 29, 2008, and the portion of the Company’s term loan covered under the agreement reverted to the variable rate alternatives available under the Company’s credit agreement.

6.	New Accounting Standards

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any of the Company’s existing financial assets and liabilities, except for the Company’s preferred stock investment in CareCentrix Holdings.

7.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in thousands):

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Medicare
Home Health	$165.2	$137.1	20.5%	$471.5	$409.1	15.2%
Other	17.6	14.6	20.7%	48.0	44.8	7.1%

Total Medicare	182.8	151.7	20.5%	519.5	453.9	14.4%
Medicaid and Local Government	36.7	37.9	(3.3%)	108.6	116.5	(6.8%)
Commercial Insurance and Other	128.1	119.5	7.2%	389.4	345.5	12.7%

Total Net Revenues	$347.6	$309.1	12.4%	$1,017.5	$915.9	11.1%

Net revenues in the Home Health and Other Related Services segments are derived from all major payer classes. CareCentrix net revenues are 100 percent attributable to the Commercial Insurance and Other payer source. CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. See Note 3. For the third quarter and first nine months of fiscal 2008, Cigna accounted for approximately 18 percent and 19 percent, respectively, of the Company’s total net revenues compared to approximately 20 percent and 19 percent, respectively, for the third quarter and first nine months of fiscal 2007.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent of total net revenues for both the third quarter and first nine months of fiscal 2008, and 6 percent for both the third quarter and first nine months of fiscal 2007.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 28, 2008	December 30, 2007
Medicare	$111,998	$93,992
Medicaid and Local Government	25,494	21,818
Commercial Insurance and Other	52,338	101,428

Gross Accounts Receivable	189,830	217,238
Less: Allowance for doubtful accounts	(8,044)	(9,437)

Net Accounts Receivable	$181,786	$207,801

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $3.7 million and $6.9 million as of September 28, 2008 and December 30, 2007, respectively. At December 30, 2007, net accounts receivable relating to CareCentrix was $52.9 million, net of an allowance for doubtful accounts of approximately $3.0 million.

8.	Special Charges

During the third quarter and first nine months of fiscal 2008, the Company recorded charges of $1.4 million and $2.1 million, respectively, as compared to $0.6 million and $2.2 million for the third quarter and first nine months of 2007, respectively, representing integration costs, and professional fees and other costs associated with the Company’s merger and acquisition activities. Charges during the fiscal 2008 and 2007 periods included severance costs in connection with the termination of personnel, and facility lease and other costs. Additional costs to be incurred during fiscal 2008, largely relate to back office and systems integration and are not expected to have a material impact on the Company’s results of operations.

The costs incurred and cash expenditures associated with integration, and merger and acquisition activities by component were as follows (in thousands):

	Compensation and Severance Costs	Facility Lease Costs	Other Special Charges	Total
Ending balance at December 31, 2006	$1,281	$—	$2	$1,283
Charge in 2007	1,218	247	868	2,333
Cash expenditures	(1,958)	(247)	(870)	(3,075)

Ending balance at December 30, 2007	$541	$—	$—	$541
Charge in first quarter 2008	149	71	42	262
Cash expenditures	(369)	(71)	(42)	(482)

Ending balance at March 30, 2008	$321	$—	$—	$321
Charge in second quarter 2008	308	12	113	433
Cash expenditures	(268)	(12)	(113)	(393)

Ending balance at June 29, 2008	$361	$—	$—	$361
Charge in third quarter 2008	271	19	1,155	1,407
Cash expenditures	(479)	(19)	(1,155)	(1,615)

Ending balance at September 28, 2008	$153	$—	$—	$153

In connection with a restructuring plan adopted in fiscal year 2002, the Company also had remaining lease obligations of $0.2 million at September 28, 2008 and $0.3 million at December 30, 2007. The balance of unpaid charges relating to all restructuring, integration, and merger and acquisition activities aggregated $0.3 million at September 28, 2008 and $0.8 million at December 30, 2007, which was included in other accrued expenses in the consolidated balance sheets.

9.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of September 28, 2008 and December 30, 2007 were as follows (in thousands):

	September 28, 2008			December 30, 2007
	Home Health	Other Related Services	Total	Home Health	Other Related Services	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(825)	(128)	(953)	(648)	(89)	(737)

Net covenants not to compete	373	147	520	550	186	736
Customer relationships	25,420	2,260	27,680	16,170	1,600	17,770	5 Years
Less: accumulated amortization	(5,142)	(572)	(5,714)	(3,390)	(362)	(3,752)

Net customer relationships	20,278	1,688	21,966	12,780	1,238	14,018
Tradenames	18,099	130	18,229	17,028	—	17,028	5-10 Years
Less: accumulated amortization	(4,554)	(8)	(4,562)	(3,217)	—	(3,217)

Net tradenames	13,545	122	13,667	13,811	—	13,811

Subtotal	34,196	1,957	36,153	27,141	1,424	28,565
Indefinite-lived intangible assets:
Certificates of need	211,316	4,026	215,342	179,011	4,026	183,037	Indefinite

Total identifiable intangible assets	$245,512	$5,983	$251,495	$206,152	$5,450	$211,602

Goodwill	$254,654	$49,601	$304,255	$231,513	$44,587	$276,100

For the third quarter and first nine months of fiscal 2008, the Company recorded amortization expense of approximately $1.3 million and $3.5 million, respectively, as compared to $1.0 million and $2.9 million for the corresponding periods of fiscal 2007. The estimated amortization expense for the remainder of 2008 is $1.3 million and for each of the next five succeeding years approximates $5.1 million for fiscal year 2009, $5.0 million for fiscal year 2010, $4.8 million for fiscal years 2011 and 2012, and $4.4 million for fiscal year 2013.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$120,892	$8,191	$140,639	$23,982
Basic weighted average common shares outstanding	28,687	27,955	28,489	27,729
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	1,031	847	831	835

Diluted weighted average common shares outstanding	29,718	28,802	29,320	28,564

Net income per common share:
Basic	$4.21	$0.29	$4.94	$0.86
Diluted	$4.07	$0.28	$4.80	$0.84

11.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans.

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

In connection with the CareCentrix Transaction, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the CareCentrix Transaction and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. The Company incurred debt issuance costs of approximately $0.5 million associated with the First Amendment, which are netted against the gain on sale of business, net in the Company’s consolidated financial statements.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the consolidated leverage ratio was 2.4.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 28, 2008, the Company was in compliance with the covenants in the credit agreement.

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

The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. The administrative agent under the credit agreement has determined that the Company made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended September 28, 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix Transaction and repaid $12.0 million of borrowings under its revolving credit facility.

As of September 28, 2008, the Company had outstanding borrowings of $251.0 million under the term loan and $10.0 million under the revolving credit facility and outstanding letters of credit of $41.6 million. In October 2008, the Company repaid the $10.0 million in borrowings under the revolving credit facility. Following this payment, the Company had unused borrowing capacity under its revolving credit facility of approximately $54.9 million. However, due to the recent bankruptcy filing of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company will no longer have access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. As a result, the Company’s unused and available credit line has been effectively reduced from $54.9 million to $45.5 million as of November 6, 2008.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Cash, Cash Equivalents and Restricted Cash in Note 2 for further discussion. The Company also had outstanding surety bonds of $1.9 million at September 28, 2008 and December 30, 2007.

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

Other

The Company has equipment capitalized under capital lease obligations. At September 28, 2008 and December 30, 2007, long-term capital lease obligations were $1.4 million and $1.6 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $1.0 million and $1.4 million at September 28, 2008 and December 30, 2007, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the third quarter and first nine months of fiscal 2008, net interest expense was approximately $3.9 million and $14.6 million, respectively, consisting primarily of interest expense of $4.2 million and $15.9 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.3 million and $1.3 million, respectively, earned on investments and existing cash balances. For fiscal 2007, net interest expense for the third quarter and first nine months was $5.8 million and $18.2 million, respectively, which included interest income of $0.8 million and $2.4 million, respectively.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 28, 2008 were as follows (in thousands except share amounts):

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 30, 2007	28,104,750	$2,810	$314,747	$7,608	$(737)	$(999)	$323,429
Comprehensive income:
Net Income	—	—	—	140,639	—	—	140,639
Unrealized loss on auction rate securities	—	—	—	—	(215)	—	(215)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	737	—	737

Total Comprehensive Income	—	—	—	140,639	522	—	141,161
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,511	—	—	—	2,511
Equity-based compensation expense	—	—	4,711	—	—	—	4,711
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	795,228	80	9,641	—	—	—	9,721
Treasury stock received from Healthfield escrow (additional 66,642 shares for a total of 125,705)	—	—	—	—	—	(1,398)	(1,398)

Balance at September 28, 2008	28,899,978	$2,890	$331,610	$148,247	$(215)	$(2,397)	$480,135

Comprehensive income amounted to $120.9 million and $7.9 million for the third quarter of fiscal 2008 and fiscal 2007, respectively, and $141.2 million and $24.1 million for the first nine months of fiscal 2008 and 2007, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the nine months ended September 28, 2008. As of September 28, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

13.	Equity-Based Compensation Plans

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

Stock option grants in fiscal 2008 and fiscal 2007 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For the third quarter and first nine months of fiscal 2008, the Company recorded equity-based compensation expense of $1.5 million and $4.7 million, respectively, as compared to $1.6 million and $5.1 million, respectively, for the corresponding periods of fiscal 2007, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). The weighted-average fair values of the Company’s stock options granted during the first nine months of fiscal 2008 and fiscal 2007, calculated using the Black-Scholes option pricing model and other assumptions, are as follows:

	Nine Months Ended
	September 28, 2008	September 30, 2007
Weighted average fair value of options granted	$6.27	$7.07
Risk-free interest rate	3.64%	4.70%
Expected volatility	30%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2008 and 2007 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2008 and fiscal 2007 are as follows:

	Fiscal 2008			Fiscal 2007
	1st Offering Period	2nd Offering Period	3rd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	1.22%	1.94%	1.45%	5.09%	5.01%
Expected volatility	31%	35%	40%	30%	23%
Expected life	0.25 years	0.25 years	0.25 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of September 28, 2008 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 30, 2007	3,350,198	$14.23
Granted	852,500	18.60
Exercised	(516,045)	9.08
Cancelled	(279,810)	18.26

Balance as of September 28, 2008	3,406,843	$15.77	7.0	$38,227,714

Exercisable Options	1,492,877	$12.03	5.1	$22,339,297

During the first nine months of fiscal 2008, the Company granted 852,500 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $18.60 and a weighted-average, grant-date fair value of $6.27. The total intrinsic value of options exercised during the nine months ended September 28, 2008 and September 30, 2007 was $7.1 million and $3.9 million, respectively.

As of September 28, 2008, the Company had $5.8 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options that vested during the first nine months of fiscal 2008 was $3.4 million. There were no options that vested during the first nine months of fiscal 2007.

14.	Legal Matters

Litigation

In addition to the matters referenced in this Note 14, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business or financial condition of the Company.

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. On December 29, 2006, June 29, 2007, February 28, 2008 and June 25, 2008, 47,489 shares, 11,574 shares, 45,229 shares and 21,413 shares of Gentiva’s common stock, respectively, valued at $767,000, $232,000, $972,000 and $426,000, respectively, were disbursed to the Company from the escrow fund covering interim claims the Company had made against the escrow fund and were recorded as treasury stock in the Company’s consolidated balance sheets.

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

CareCentrix

The Company has agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company has also agreed to indemnify the Buyer Parties for certain liabilities, if any, that may arise from an arbitration proceeding in which the Company and CareCentrix are parties that relates to a commercial contractual dispute. The Company’s representations and warranties, with certain exceptions, generally survive for the period of eighteen months from the closing of the CareCentrix Transaction, which occurred on September 25, 2008. With certain exceptions, the Company is generally not liable to indemnify for any inaccuracy in or breach of its representations or warranties in the Stock Purchase Agreement until the aggregate amount of claims for indemnification exceeds $1.5 million, and then, only for claims in excess of $1.5 million up to an aggregate maximum amount equal to $15 million.

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

15.	Income Taxes

The Company recorded a federal and state income tax provision of $6.2 million for the third quarter of fiscal 2008, of which $5.2 million represented a current tax provision and $1.0 million represented a deferred tax provision.

For the nine months ended September 28, 2008, the Company recorded a federal and state income tax provision of $20.3 million, representing a current tax provision of $8.4 million and a deferred tax provision of $11.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.6 percent for the first nine months of 2008 is due to the CareCentrix Transaction (approximately 24.3 percent), offset by state taxes and other items (approximately 1.9 percent).

The Company recorded a federal and state income tax provision of $5.8 million for the third quarter of fiscal 2007, of which $0.7 million represented a current tax benefit and $6.5 million represented a deferred tax provision. For the nine months ended September 30, 2007, the Company recorded a federal and state income tax provision of $17.5 million, representing a current tax provision of $1.8 million and a deferred tax provision of $15.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first nine months of 2007 was primarily due to (i) the impact of equity-based compensation (approximately 2.4 percent) and (ii) state taxes and other items, partially offset by tax exempt interest and a change in the state valuation allowance (approximately 4.7 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	September 28, 2008	December 30, 2007
Deferred tax assets
Current:
Reserves and allowances	$6,740	$9,947
Federal net operating loss and other carryforwards	147	4,628
Other	4,392	4,284

Total current deferred tax assets	11,279	18,859
Noncurrent:
Intangible assets	37,584	42,996
State net operating loss carryforwards	7,940	7,958
Less: state NOL valuation allowance	(3,808)	(4,076)
Capital loss carryforward	8,933	—
Less: capital loss valuation allowance	(8,593)	—
Other	2,689	—

Total noncurrent deferred tax assets	44,745	46,878

Total assets	56,024	65,737

Deferred tax liabilities:
Noncurrent:
Fixed assets	(2,479)	(1,750)
Intangible assets	(84,213)	(80,667)
Developed software	(13,451)	(11,463)
Acquisition reserves	(1,545)	(1,545)
Other	(1,289)	(25)

Total non-current deferred tax liabilities	(102,977)	(95,450)

Net deferred tax liabilities	$(46,953)	$(29,713)

At September 28, 2008, the Company had a federal tax credit carryforward of $0.1 million and no remaining federal net operating loss carryforwards. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, the Company had a capital loss carryover of $22.3 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $8.9 million. A valuation allowance of $8.6 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization.

In addition, the Company had state net operating loss carryforwards of approximately $158.8 million, which expire between 2008 and 2027. Deferred tax assets relating to state net operating loss carryforwards approximate $7.9 million. A valuation allowance of $3.8 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s net operating losses in various states, the benefit of which, if realized, will be credited to goodwill.

16.	Business Segment Information

The Company’s operations involve servicing patients and customers through its three reportable business segments: Home Health, Other Related Services and, through September 24, 2008, CareCentrix. The Company’s CareCentrix segment includes operating results through September 24, 2008. On September 25, 2008, the Company completed the sale of a majority interest in its CareCentrix ancillary care benefit management business. See Notes 3 and 4. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. The Company continues to develop and pilot new specialty programs to address the needs of elderly patients, including the Gentiva Neurorehabilitation and Gentiva Senior Health programs.

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

For the third quarter and first nine months of fiscal 2008, net revenues relating to the Company’s participation in Medicare amounted to $182.8 million and $519.5 million, respectively, of which $165.2 million and $471.5 million, respectively, were included in the Home Health segment and $17.6 million and $48.0 million, respectively, were included in the Other Related Services segment.

For the third quarter and nine months ended September 30, 2007, net revenues relating to the Company’s participation in Medicare amounted to $151.7 million and $453.9 million, respectively, of which $137.1 million and $409.1 million, respectively, were included in the Home Health segment and $14.6 million and $44.8 million, respectively, were included in the Other Related Services segment.

Revenues from Cigna amounting to $61.0 million and $62.3 million for the third quarter of fiscal 2008 and 2007, respectively, and $189.5 million and $176.7 million for the first nine months of fiscal 2008 and 2007, respectively, were included in the CareCentrix segment.

Net revenues associated with the Other Related Services segment are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Hospice	$18,755	$16,633	$51,193	$49,907
Respiratory services and HME	10,889	9,708	31,311	28,776
Infusion therapies	2,828	2,839	8,490	9,050
Consulting services	1,111	1,147	3,246	3,489

Total net revenues	$33,583	$30,327	$94,240	$91,222

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix (1)	Other Related Services		Total
For the three months ended September 28, 2008 (unaudited)
Net revenue - segments	$239,344		$75,546	$33,583		$348,473

Intersegment revenues						(912)

Total net revenue						$347,561

Operating contribution	$38,841	(2)	$5,225	$2,923		$46,989

Corporate expenses						(18,177	)(2)
Depreciation and amortization						(5,741)
Gain on sale of business, net						107,872
Interest expense, net						(3,853)

Income before income taxes						$127,090

For the three months ended September 30, 2007 (unaudited)
Net revenue - segments	$204,410		$75,295	$30,327		$310,032

Intersegment revenues						(950)

Total net revenue						$309,082

Operating contribution	$30,895	(2)	$6,949	$2,762	(2)	$40,606

Corporate expenses						(15,857	)(2)
Depreciation and amortization						(5,007)
Interest expense, net						(5,754)

Income before income taxes						$13,988

For the nine months ended September 28, 2008 (unaudited)
Net revenue - segments	$693,220		$232,717	$94,240		$1,020,177

Intersegment revenues						(2,669)

Total net revenue						$1,017,508

Operating contribution	$109,466	(2)	$18,074	$9,046		$136,586

Corporate expenses						(52,467	)(2)
Depreciation and amortization						(16,494)
Gain on sale of business, net						107,872
Interest expense, net						(14,598)

Income before income taxes						$160,899

Segment assets	$665,203		$—	$80,082		$745,285

Intersegment assets						—
Corporate assets						227,618

Total assets						$972,903

For the nine months ended September 30, 2007 (unaudited)
Net revenue - segments	$614,335		$214,511	$91,222		$920,068

Intersegment revenues						(4,167)

Total net revenue						$915,901

Operating contribution	$91,984	(2)	$21,890	$10,228	(2)	$124,102

Corporate expenses						(49,729	)(2)
Depreciation and amortization						(14,705)
Interest expense, net						(18,213)

Income before income taxes						$41,455

Segment assets	$546,889	(3)	$59,310	$104,763	(3)	$710,962

Intersegment assets						(277)
Corporate assets						170,241

Total assets						$880,926

(1)	CareCentrix results exclude four days of activity for the 2008 three month and nine month periods reflecting the impact of the CareCentrix Transaction, effective September 25, 2008.
(2)	For the third quarter and first nine months of 2008 and 2007, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration, and merger and acquisition activities (dollars in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Home Health	$0.1	$0.1	$0.3	$0.6
Other Related Services	—	—	—	0.1
Corporate expenses	1.3	0.5	1.8	1.5

Total	$1.4	$0.6	$2.1	$2.2

(3)	During late 2007, the Company identified a misclassification of recorded goodwill associated with the Company’s acquisition of Healthfield in 2006. Although total goodwill was not affected, a reclassification was made, with respect to segment assets, as of September 30, 2007, to reduce Other Related Services goodwill by $26.3 million and to increase Home Health goodwill by the same amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels, including changes to the Medicare home health Prospective Payment System effective January 1, 2008;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements;

•	a material shift in utilization within capitated agreements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and in other filings with the SEC.

Prior year income statement line items have been modified to conform with current year presentation.

Overview

Gentiva Health Services, Inc. is a leading provider of comprehensive home health services. Gentiva serves patients through more than 300 locations, and, until September 25, 2008, through CareCentrix, which provides an array of administrative services and coordinates the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. On September 25, 2008, the Company completed the sale of a majority interest in the CareCentrix ancillary care benefit management business. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The Company has identified three business segments for reporting purposes: Home Health, Other Related Services and, through September 24, 2008, CareCentrix. The Other Related Services segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. The Company continues to develop and pilot new specialty programs to address the needs of elderly patients, including the Gentiva Neurorehabilitation and Gentiva Senior Health programs.

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

Significant Developments

CareCentrix Disposition

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business, which was operated through Gentiva CareCentrix, Inc. (“CareCentrix”) and Gentiva Health Services IPA, Inc. (“IPA”), pursuant to a Stock Purchase Agreement dated as of August 20, 2008 among the Company, Gentiva Health Services Holding Corp., a wholly-owned subsidiary of the Company (“Gentiva Holding”), and a wholly-owned subsidiary of Water Street Healthcare Partners II, L. P., a Chicago-based private equity firm focused exclusively on the healthcare industry (“Buyer”). A restructuring involving CareCentrix and IPA took place prior to the sale. The restructuring and subsequent sale are referred to herein as the “CareCentrix Transaction.” Total consideration for the CareCentrix Transaction approximated $135 million.

Pursuant to the restructuring, (i) Gentiva Holding contributed all of its rights, title and interests in and to all of the outstanding capital stock of IPA to CareCentrix, (ii) CareCentrix redeemed a portion of its outstanding shares of capital stock for two promissory notes issued to Gentiva Holding, namely (A) a redemption note in the principal amount of $38 million and (B) a seller note in the principal amount of $25 million, and (iii) Gentiva Holding contributed all of its remaining shares of capital stock of CareCentrix to CareCentrix Holdings, Inc., a wholly-owned subsidiary of Gentiva Holding (“CareCentrix Holdings”), in exchange for shares of preferred and common stock of CareCentrix Holdings.

In connection with the CareCentrix Transaction, total consideration to the Company consisted of: (i) cash proceeds of $84 million (which included payment in full of the $38 million redemption note), (ii) a $25 million note receivable bearing interest at 10 percent per annum, (iii) an estimated working capital adjustment of $1.4 million based on a preliminary closing balance sheet, and (iv) reimbursement of $1.5 million of transaction related expenses incurred by the Company. In addition, the Company retained a 31 percent equity interest in CareCentrix Holdings, represented by 234,000 shares of preferred stock and 260,000 shares of common stock. The working capital adjustment is subject to change based on a final closing date balance sheet. Of the $84 million in cash proceeds received by the Company, $58 million was used to repay a portion of the Company’s term loan under its credit agreement on the closing date.

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company's investment in the common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at September 25, 2008 was recorded at no value.

During the third quarter, the Company recognized a pre-tax gain on the sale of approximately $107.9 million, net of approximately $6.4 million of transaction costs. Transaction costs included (i) approximately $4.6 million of professional fees and expenses, including fees associated with an amendment of the Company’s credit facility, (ii) $1.2 million related to the write-off of capitalized development costs for software that will not be utilized following the transaction, and (iii) $0.6 million in additional amortization of deferred debt issuance costs related to the debt repayment. Approximately $1.5 million of transaction costs were paid by the Buyer.

The Company’s fiscal 2008 results of operations include the CareCentrix operating results through September 24, 2008 and include the Company’s equity in the net earnings of CareCentrix Holdings for the period September 25, 2008 through September 28, 2008, the end of the Company’s fiscal 2008 third quarter.

Following the closing date of the CareCentrix Transaction, the Company’s consolidated statement of income will exclude net revenues, cost of services and goods sold, gross profit and selling, general and administrative expenses of CareCentrix and will include: (i) the Company’s 31 percent interest in the earnings of CareCentrix Holdings in the equity in net earnings of affiliate line, (ii) interest income on the seller note of approximately $0.6 million per quarter, and (iii) lower corporate expenses of approximately $2 million per quarter in connection with the Company’s Transition Services Agreement and Management Services Agreement.

Hospice of Charleston

On August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, which was funded from the Company’s existing cash reserves. The acquisition will allow the Company to expand its home health services to three CON counties in and around Charleston, South Carolina. See Note 3 to the Company’s consolidated financial statements.

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

Results of Operations

The Company’s fiscal 2008 results of operations include the CareCentrix operating results through September 24, 2008 and include the Company’s equity in the net earnings of CareCentrix Holdings for the period September 25, 2008 through September 28, 2008, the end of the Company’s fiscal 2008 third quarter.

Revenues

The Company’s net revenues increased by $38.5 million, or 12.4 percent, to $347.6 million for the quarter ended September 28, 2008 as compared to the quarter ended September 30, 2007. For the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007, net revenues increased by $101.6 million, or 11.1 percent, to $1.02 billion from $915.9 million.

A summary of the Company’s net revenues by segment follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Home Health	$239.3	$204.4	17.1%	$693.2	$614.3	12.8%
CareCentrix	75.6	75.3	0.3%	232.7	214.5	8.5%
Other Related Services	33.6	30.3	10.7%	94.2	91.2	3.3%
Intersegment revenues	(0.9)	(0.9)	0.0%	(2.6)	(4.1)	(35.9%)

Total net revenues	$347.6	$309.1	12.4%	$1,017.5	$915.9	11.1%

A summary of the Company’s net revenues by payer follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Percentage Variance	2008	2007	Percentage Variance
Medicare
Home Health	$165.2	$137.1	20.5%	$471.5	$409.1	15.2%
Other	17.6	14.6	20.7%	48.0	44.8	7.1%

Total Medicare	182.8	151.7	20.5%	519.5	453.9	14.4%
Medicaid and Local Government	36.7	37.9	(3.3%)	108.6	116.5	(6.8%)
Commercial Insurance and Other	128.1	119.5	7.2%	389.4	345.5	12.7%

	$347.6	$309.1	12.4%	$1,017.5	$915.9	11.1%

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2008 net revenues were $239.3 million, up $34.9 million, or 17.1 percent, from $204.4 million in the prior year period. For the first nine months of fiscal 2008, net revenues were $693.2 million, a $78.9 million or 12.8 percent increase compared to $614.3 million for the corresponding period of fiscal 2007.

Revenues generated from Medicare were $165.2 million in the third quarter of 2008 as compared to $137.1 million in the third quarter of 2007, an increase of $28.1 million or 20.5 percent. For the first nine months of 2008, revenues generated from Medicare were $471.5 million as compared to $409.1 million for the first nine months of 2007, an increase of $62.4 million or 15.2 percent. The increases in Medicare revenues, for the third quarter and first nine months of 2008, resulted from (i) growth in episodes of care of 11 percent and 10 percent, respectively, driven primarily by increased volume in specialty programs in both existing and new markets and the impact of the HHCA and PHHC acquisitions as noted below; and (ii) increases in revenue per episode of approximately 8 percent for the third quarter of 2008 and 5 percent for the first nine months of 2008. Factors contributing to the improvements in the revenue per episode for the third quarter of 2008 include growth in the Company’s therapy-based Specialty programs that have a higher level of reimbursement and a shift in mix toward higher acuity cases. Medicare revenue growth, excluding the impact of HHCA and PHHC acquisitions, was approximately 14 percent and 11 percent for the third quarter and first nine months of 2008, respectively.

In addition, non-Medicare Prospective Payment System (“PPS”) revenues, which are included in Commercial Insurance and Other and represent Medicare Advantage business paid on an episode basis, were $14.1 million in the third quarter of 2008 as compared to $7.7 million in the third quarter of 2007, an increase of $6.4 million or 83 percent. For the first nine months of 2008 as compared to 2007, non-Medicare episodic revenues were $38.6 million and $20.2 million, respectively, an increase of $18.4 million or 91 percent.

In the third quarter and first nine months of 2008, Medicare revenues as a percentage of total Home Health revenues were 69 percent and 68 percent, respectively, as compared to 67 percent for both the third quarter and first nine months of 2007. Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 75 percent and 74 percent for the third quarter and first nine months of 2008 as compared to 71 percent and 70 percent for the corresponding periods of 2007. Home Health revenues derived from the HHCA and PHHC acquisitions approximated $11.2 million and $23.2 million in the third quarter and first nine months of 2008, respectively, the majority of which related to Medicare revenues.

Revenues from Medicaid and Local Government payer sources were $30.6 million and $91.0 million in the third quarter and first nine months of 2008, respectively, as compared to $31.6 million and $98.1 million in the third quarter and first nine months of 2007, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were

$29.5 million in the third quarter of 2008 as compared to $28.1 million in the third quarter of 2007. For the first nine months of 2008 as compared to the corresponding period of 2007, revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $92.1 million and $86.8 million, respectively. The decrease in Medicaid and Local Government revenues and increase in Commercial Insurance and Other revenues resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

CareCentrix

CareCentrix segment revenues are derived from the Commercial Insurance and Other payer group only. Third quarter 2008 net revenues were $75.6 million, a 0.3 percent increase from $75.3 million reported in the prior year period. For the first nine months of fiscal 2008, net revenues were $232.7 million, an 8.5 percent increase compared to $214.5 million for the corresponding period of fiscal 2007. Revenues associated with the four days on and after the closing of the CareCentrix Transaction were approximately $3.5 million, primarily associated with the Cigna contract.

The increase in net revenues for the third quarter and the first nine months is due primarily to increased membership enrollments among certain CareCentrix customers, including Cigna’s PPO and Open Access plans, and other new business relationships offset somewhat by a decline in membership enrollments under capitated plans. Revenues derived from Cigna decreased by approximately $1.3 million to $61.0 million in the third quarter and increased $12.8 million to $189.5 million for the first nine months of 2008 as compared to the corresponding periods of 2007.

Other Related Services

Other Related Services segment revenues are derived from all three payer groups. Third quarter and first nine months of fiscal 2008 net revenues were $33.6 million and $94.2 million, respectively, as compared to the third quarter and first nine months of fiscal 2007 net revenues of $30.3 million and $91.2 million, respectively. The increase for the third quarter was attributable primarily to a $2.1 million increase in Hospice revenue and a $1.2 million increase in respiratory therapy services and HME revenues, while other segment component revenues remained generally flat as compared to the corresponding period of 2007. The increase for the first nine months of 2008 as compared to 2007 was due to increases in respiratory therapy services and HME (approximately $2.5 million), Hospice (approximately $1.3 million), partially offset by decreases in Pharmacy ($0.6 million) and other services (approximately $0.2 million).

In Other Related Services, Medicare revenues were $17.6 million and $48.0 million, respectively, in the third quarter and first nine months of 2008 as compared to $14.6 million and $44.8 million, respectively, in the corresponding periods of 2007. Medicaid revenues were $6.1 million and $17.7 million in the third quarter and first nine months of 2008 as compared to $6.3 million and $18.4 million for the third quarter and first nine months of 2007. Commercial Insurance and Other revenues in the third quarter and first nine months of 2008 were $9.9 million and $28.6 million as compared to $9.4 million and $28.0 million for the third quarter and first nine months of 2007. Hospice revenues derived from the HHCA and Hospice of Charleston acquisitions approximated $1.9 million and $3.4 million for the third quarter and first nine months of 2008, respectively.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Variance	2008	2007	Variance
Gross profit	$151.0	$130.0	$21.0	$439.0	$390.5	$48.5
As a percent of revenue	43.4%	42.1%	1.3%	43.1%	42.6%	0.5%

As a percentage of revenues, gross profit of 43.4 percent in the third quarter of 2008 represented a 1.3 percentage point increase as compared to the third quarter of 2007. For the first nine months of 2008, gross profit as a percentage of revenues increased 0.5 percentage points to 43.1 percent as compared to 42.6 percent for the corresponding period of 2007. From a total Company perspective, increases in Home Health segment gross margin percentage were attributable to (i) significant changes in business mix, (ii) improvements in revenue per episode, and (iii) for the third quarter of 2008, the full impact of the HHCA acquisition. For the first nine months of 2008, these increases were offset by growth in the lower gross margin CareCentrix business and margin declines in Other Related Services.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. Revenue per episode for the Company’s Home Health Medicare and non-Medicare PPS business increased by 8.4 percent to approximately $2,900 in the third quarter and 4.3 percent to approximately $2,780 for the first nine months of 2008 as compared to the corresponding prior year periods, due primarily to the increase in revenues from specialty programs and services to higher acuity patients. The positive impact on gross profit percentage of the change in revenue mix and increase in revenue per episode were offset somewhat by incremental fuel costs and caregiver orientation costs. These changes contributed to an overall increase in gross margin within the Home Health segment from 50.4 percent in the third quarter of 2007 to 51.9 percent in the third quarter of 2008 and from 50.2 percent for the first nine months of 2007 to 51.7 percent for the first nine months of 2008.

CareCentrix gross profit as a percentage of revenues declined from 19.3 percent in the third quarter of 2007 to 18.1 percent in the third quarter of 2008 and from 20.5 percent in the first nine months of 2007 to 18.3 percent for the first nine months of 2008. This decline was driven by the amendment to the Company’s national homecare contract with Cigna, which occurred during the first quarter of 2008, and involved some changes in pricing and product mix.

Gross profit as a percentage of revenues in the Other Related Services segment declined from 41.3 percent in the third quarter of 2007 to 39.5 percent in the third quarter of 2008 and from 41.5 percent for the first nine months of 2007 to 40.8 percent for the first nine months of 2008. Gross profit in the Other Related Services segment was impacted by depreciation expense of $1.5 million and $4.4 million in the third quarter and first nine months of 2008, respectively, as compared to $1.3 million and $3.8 million in the third quarter and first nine months of 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.6 million to $127.9 million for the quarter ended September 28, 2008, as compared to $110.3 million for the quarter ended September 30, 2007, and $40.6 million to $371.4 million for the nine months ended September 28, 2008, as compared to $330.8 million for the nine months ended September 30, 2007.

The increase of $17.6 million for the third quarter of 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs ($4.4 million) to support higher revenue volume in the 2008 period as compared to the 2007 period, (ii) $5.0 million associated with acquired operations, (iii) incremental selling expenses in Home Health ($2.5 million) and Other Related Services ($0.5 million) associated with increased headcount, (iv) incremental provision for doubtful accounts of approximately $0.6 million related to final resolution of a discontinued contract within the CareCentrix segment partially offset by a decline in required provisions within the Other Related Services segment, and (v) increased depreciation and amortization expense (approximately $0.6 million).

The increase of $40.6 million for the first nine months of 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs ($9.1 million) to support higher revenue volume in the 2008 period as compared to the 2007 period and to train and educate employees in connection with new Medicare PPS rules which became effective January 1, 2008, (ii) $10 million associated with acquired operations, (iii) incremental selling expenses in Home Health ($7.6 million), CareCentrix ($0.3 million) and Other Related Services ($1.5 million) associated with increased headcount, (iv) incremental provision for doubtful accounts of approximately $2.8 million, related to final resolution of a discontinued contract within the CareCentrix segment and certain receivable balances in the Home Health segment on legacy Healthfield systems somewhat offset by a decline in required provisions within the Other Related Services segment, (v) increased depreciation and amortization expense (approximately $1.2 million), and (vi) incremental costs in information technology, finance and other corporate functional areas in support of the Company’s organic and acquisition growth.

Depreciation and amortization expense included in selling, general and administrative expenses was $4.3 million and $12.1 million in the third quarter and first nine months of 2008, respectively, as compared to $3.7 million and $10.9 million for the corresponding periods of 2007, respectively.

Selling, general and administrative expenses attributable to the CareCentrix segment were $8.6 million and $7.7 million in the third quarter of 2008 and 2007, respectively, and $24.8 million and $22.4 million in the first nine months of 2008 and 2007, respectively.

Gain on Sale of Business, Net

The Company recorded a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.4 million, in connection with the CareCentrix Transaction. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, there was no tax expense recorded in connection with the CareCentrix Transaction. As a result, the Company has a capital loss carryforward of $22.3 million that will expire in 2013.

Interest Expense and Interest Income

        For the third quarter and first nine months of fiscal 2008, net interest expense was approximately $3.9 million and $14.6 million, respectively, consisting primarily of interest expense of $4.2 million and $15.9 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.3 million and $1.3 million, respectively, earned on investments and existing cash balances. For fiscal 2007, net interest expense for the third quarter and first nine months was $5.8 million and $18.2 million, respectively, which included interest income of $0.8 million and $2.4 million, respectively. The decrease in interest expense relates primarily to the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings, and lower eurodollar rates between the 2007 and 2008 periods.

Income before Income Taxes

Components of income before income taxes were as follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Variance	2008	2007	Variance
Operating Contribution:
Home Health	$38.9	$30.9	$8.0	$109.5	$92.0	$17.5
CareCentrix	5.2	6.9	(1.7)	18.1	21.9	(3.8)
Other Related Services	2.9	2.8	0.1	9.0	10.2	(1.2)

Total Operating Contribution	47.0	40.6	6.4	136.6	124.1	12.5
Corporate expenses	(18.2)	(15.9)	(2.3)	(52.5)	(49.7)	(2.8)
Depreciation and amortization	(5.7)	(5.0)	(0.7)	(16.5)	(14.7)	(1.8)
Gain on sale of business, net	107.9	—	107.9	107.9	—	107.9
Interest (expense) income, net	(3.9)	(5.7)	1.8	(14.6)	(18.2)	3.6

Income before income taxes	$127.1	$14.0	$113.1	$160.9	$41.5	$119.4
As a percent of revenue	36.6%	4.5%	32.1%	15.8%	4.5%	11.3%

Income Taxes

The Company recorded a federal and state income tax provision of $6.2 million for the third quarter of fiscal 2008, of which $5.2 million represented a current tax provision and $1.0 million represented a deferred tax provision.

For the nine months ended September 28, 2008, the Company recorded a federal and state income tax provision of $20.3 million, representing a current tax provision of $8.4 million and a deferred tax provision of $11.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.6 percent for the first nine months of 2008 is due to the sale of CareCentrix (approximately 24.3 percent), offset by state taxes and other items (approximately 1.9 percent).

The Company recorded a federal and state income tax provision of $5.8 million for the third quarter of fiscal 2007, of which $0.7 million represented a current tax benefit and $6.5 million represented a deferred tax provision. For the nine months ended September 30, 2007, the Company recorded a federal and state income tax provision of $17.5 million, representing a current tax provision of $1.8 million and a deferred tax provision of $15.7 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.1 percent for the first nine months of 2007 was primarily due to (i) the impact of equity-based compensation (approximately 2.4 percent) and (ii) state taxes and other items partially offset by tax exempt interest and a change in the state valuation allowance (approximately 4.7 percent).

Net Income

For the third quarter of fiscal 2008, net income was $120.9 million, or $4.07 per diluted share, compared with net income of $8.2 million, or $0.28 per diluted share, for the corresponding period of 2007.

For the first nine months of fiscal 2008, net income was $140.6 million, or $4.80 per diluted share, compared with net income of $24.0 million, or $0.84 per diluted share, for the first nine months of fiscal 2007.

Net income for the 2008 third quarter and first nine months included a pre-tax gain of $107.9 million, or $3.67 per diluted share and $3.71 per diluted share, respectively, related to the CareCentrix Transaction. Net income also included a pre-tax charge of $1.4 million, or $0.02 per diluted share, and $2.1 million, or $0.03 per diluted share, for the third quarter and first nine months of 2008 as compared to $0.6 million, or $0.02 per diluted share, and $2.2 million, or $0.05 per diluted share, for the corresponding periods of 2007 relating to costs associated with integration, and merger and acquisition activities.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and a universal shelf registration statement filed with the SEC in September 2007, registering up to $300 million of securities available for future issuances. See Note 11 to the Company’s consolidated financial statements.

During the first nine months of 2008, cash provided by operating activities was $51.1 million, an increase of $8.7 million from the first nine months of 2007. The Company received net proceeds of $81.8 million from the sale of 69 percent of its equity interest in the CareCentrix unit and $24 million from the revolving credit facility. In addition, the Company generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $9.7 million. In the first nine months of 2008, the Company used $80.4 million for the repayment of debt, $60.6 million to fund the acquisitions as noted in Note 3 to the Company’s consolidated financial statements and $19.1 million of cash for capital expenditures.

The Company generated net cash from operating activities of $51.1 million for the first nine months of 2008 as compared to $42.4 million for the first nine months of 2007. The increase of $8.7 million in net cash provided by operating activities between the 2007 and 2008 periods was primarily driven by changes in accounts receivable ($11.2 million), an increase in cash provided by operations prior to changes in assets and liabilities ($8.6 million) and prepaid expenses and other items ($0.8 million) offset by changes in current liabilities ($11.9 million). Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007	Variance
OPERATING ACTIVITIES:
Net income	$140,639	$23,982	$116,657
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	16,494	14,705	1,789
Amortization of debt issuance costs	1,474	763	711
Provision for doubtful accounts	9,536	6,644	2,892
Equity-based compensation expense	4,711	5,085	(374)
Windfall tax benefits associated with equity-based compensation	(2,087)	(788)	(1,299)
Gain on sale of business, net	(107,872)	—	(107,872)
Equity in net earnings of affiliate	(20)	—	(20)
Deferred income tax expense	11,868	15,725	(3,857)

Total cash provided by operations prior to changes in assets and liabilities	$74,743	$66,116	$8,627

The $8.6 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2007 and 2008 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of business, net and deferred income taxes.

Cash flow from operating activities between the 2007 and 2008 reporting periods was positively impacted by $11.2 million as a result of changes in accounts receivable represented by a $39.8 million reduction in the 2007 period and a $28.7 million decrease in the 2008 period, exclusive of accounts receivable of acquired businesses, and positively impacted by $0.8 million as a result of changes in prepaid expenses, other current assets and other items. Cash flow from operating activities was negatively impacted by $11.9 million as a result of changes in current liabilities of $6.4 million in the 2008 period and $18.3 million in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$361	$766	$(405)
Payroll and related taxes	8,499	8,005	494
Deferred revenue	4,216	7,996	(3,780)
Medicare liabilities	(770)	386	(1,156)
Cost of claims incurred but not reported	(2,829)	1,713	(4,542)
Obligations under insurance programs	3,009	1,697	1,312
Other accrued expenses	(6,099)	(2,295)	(3,804)

Total changes in current liabilities	$6,387	$18,268	$(11,881)

The primary drivers for the $11.9 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a negative impact on cash of $0.4 million, and payroll and related taxes, which had a positive impact of $0.5 million, between the 2007 and 2008 reporting periods, primarily related to the timing of payments.

•

Deferred revenue, which had a negative impact of $3.8 million between the 2007 and 2008 reporting periods, exclusive of businesses acquired, primarily due to growth in the Medicare and non-medicare PPS business.

•	Medicare liabilities, which had a negative impact of $1.2 million between the 2007 and 2008 reporting periods.

•

Cost of claims incurred but not reported, which had a negative impact of $4.5 million on the changes in operating cash flows, primarily related to timing of claim payments, between the 2007 and 2008 reporting periods up to the date of the CareCentrix Transaction.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $1.3 million between the 2007 and 2008 reporting periods, primarily as a result of an increase in health and welfare benefit liabilities due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $3.8 million between the 2007 and 2008 reporting periods, primarily related to incremental estimated income tax payments.

Working capital at September 28, 2008 was approximately $117 million, a decrease of $12 million, as compared to approximately $129 million at December 30, 2007, primarily due to:

•	a $25 million increase in cash, cash equivalents and restricted cash, primarily related to the CareCentrix Transaction;

•

a $31 million decrease in short-term investments, primarily due to liquidation of auction rate securities and a classification change of approximately $13 million in auction rate securities to long-term investments;

•	an $8 million decrease in deferred tax assets;

•	an $1 million increase in prepaid expenses and other current assets;

•

a $27 million decrease in current liabilities, consisting of decreases as a result of the CareCentrix Transaction in accounts payable ($12 million), and cost of claims incurred but not reported ($24 million). Additional changes in current liabilities consisted of increases in payroll and related taxes ($10 million), deferred revenue ($7 million), and obligations under insurance programs ($3 million), partially offset by decreases in current portion of long-term debt ($2 million), and other accrued expenses ($9 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities; and

•

a $26 million decrease in accounts receivable, primarily due to the CareCentrix Transaction net of growth in the Company’s Medicare and non-Medicare PPS revenues, receivables acquired in acquisitions and normal seasonal patterns.

Days Sales Outstanding (“DSO”) as of September 28, 2008 were 61 days, an increase of one day from December 30, 2007. DSO at September 28, 2008 for Home Health and Other Related Services were 62 and 49 days, respectively, compared to 59 and 61 days, respectively, at December 30, 2007. The one day increase in DSO relates primarily to revenue growth in the non-Medicare PPS payers.

Accounts receivable attributable to major payer sources of reimbursement at September 28, 2008 and December 30, 2007 were as follows (in thousands):

	September 28, 2008
	Total	Current	31 - 90 days	91 - 180 days	Over 180 days
Medicare	$111,998	$56,374	$37,946	$11,630	$6,048
Medicaid and Local Government	25,494	11,957	8,146	2,859	2,532
Commercial Insurance and Other	48,661	18,935	13,054	9,507	7,165
Self - Pay	3,677	684	809	799	1,385

Gross Accounts Receivable	$189,830	$87,950	$59,955	$24,795	$17,130

	December 30, 2007
	Total	Current	31- 90 days	91 - 180 days	Over 180 days
Medicare	$93,992	$44,755	$34,186	$10,335	$4,716
Medicaid and Local Government	21,818	10,753	6,935	2,248	1,882
Commercial Insurance and Other	94,540	58,960	19,884	8,753	6,943
Self - Pay	6,888	625	1,611	2,355	2,297

Gross Accounts Receivable	$217,238	$115,093	$62,616	$23,691	$15,838

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications was as follows:

	Third Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Medicare	53%	49%	51%	50%
Medicaid and Local Government	10	12	11	13
Commercial Insurance and Other	37	39	38	37

	100%	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Third Quarter Ended				Nine Months Ended
	2008		2007		2008		2007
	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services	Home Health	Other Related Services
Medicare	69%	52%	67%	48%	68%	51%	67%	49%
Medicaid and Local Government	13	18	15	21	13	19	16	20
Commercial Insurance and Other	18	30	18	31	19	30	17	31

Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%

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

There are certain standards and regulations that the Company must adhere to in order to continue to participate in Medicare, Medicaid and other federal and state healthcare programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in our exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations. The Company’s HME and respiratory therapy business operates in certain markets that are subject to a competitive bidding process for Medicare, which is currently delayed.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 18 percent and 19 percent of the Company’s total net revenues for the third quarter and first nine months of fiscal 2008, respectively, as compared to approximately 20 percent and 19 percent for the third quarter and first nine months of fiscal 2007, respectively. The decrease in Cigna revenues as a percent of the Company’s total net revenues in the third quarter of 2008 in comparison to the third quarter of 2007 is primarily attributable to revenue growth in the Home Health segment.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent of total net revenues for both the third quarter and first nine months of fiscal 2008 and 6 percent of total revenues for both the third quarter and first nine months of fiscal 2007. As a result of the CareCentrix Transaction, beginning in the fourth quarter of 2008, the Company expects revenues associated with capitated agreements to be immaterial.

Credit Arrangements

        The Company’s credit agreement provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans.

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

In connection with the CareCentrix Transaction, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the CareCentrix Transaction and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. The Company incurred debt issuance costs of approximately $0.5 million associated with the First Amendment, which are netted against the gain on sale of business, net in the Company’s consolidated financial statements.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the consolidated leverage ratio was 2.4.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 28, 2008, the Company was in compliance with the covenants in the credit agreement.

During the first nine months of fiscal 2008, in connection with the purchase of HHCA and PHHC, the Company borrowed $24 million under the revolving credit facility. The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. The administrative agent under the credit agreement determined that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended September 28, 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix transaction and repaid $12.0 million of borrowings under its revolving credit facility.

As of September 28, 2008, the Company had outstanding borrowings of $251.0 million under the term loan and $10.0 million under the revolving credit facility and outstanding letters of credit of $41.6 million. In October 2008, the Company repaid the $10.0 million in borrowings under the revolving credit facility. Following this payment, the Company had unused borrowing capacity under its revolving credit facility of approximately $54.9 million. However, due to the recent bankruptcy filing of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company will no longer have access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. As a result, the Company’s unused and available credit line has been effectively reduced from $54.9 million to $45.5 million as of November 6, 2008.

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

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 28, 2008 were $19.1 million as compared to $19.5 million for the same period in fiscal 2007. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures for fiscal 2008 will approximate $25 million. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $61.5 million as of September 28, 2008. As of September 28, 2008, the Company had operating funds of approximately $5.1 million exclusively relating to a non-profit hospice operation managed in Florida.

During the first nine months of fiscal 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs.

The Company held investments in auction rate securities (ARS) of $12.6 million at September 28, 2008. Based on the failures of auctions for these securities and the long-term maturities of the underlying securities (between three and 27 years), the Company reclassified its ARS as long-term investments on the Company’s consolidated balance sheet during the first quarter of 2008. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan. See Notes 2 and 5 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2008. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

The Company made no purchases of its common stock during the first nine months of 2008. As of September 28, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of September 28, 2008, the Company had outstanding borrowings of $251.0 million under the term loan of the credit agreement and $10.0 million under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 28, 2008 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$261,000	$—	$—	$261,000	$—
Capital lease obligations	2,404	997	1,168	239	—
Operating lease obligations	84,401	27,075	38,466	16,211	2,649
Purchase obligations	8,410	2,588	5,175	647	—

Total	$356,215	$30,660	$44,809	$278,097	$2,649

During the third quarter of fiscal 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix Transaction and repaid $12.0 million of borrowings under its revolving credit facility. On October 6, 2008, the Company repaid an additional $10 million on its revolving credit facility. The Company had total letters of credit outstanding of approximately $41.6 million at September 28, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. On April 7, 2008, the amount of collateral required under the Company’s insurance programs was reduced and, as such, the Company’s outstanding letters of credit were reduced by approximately $4.8 million. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. The Company also had outstanding surety bonds of $1.9 million at September 28, 2008 and December 30, 2007.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or eurodollar rate plus applicable margins) and the interest period. As of September 28, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $261.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.6 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Our Company is subject to certain risks as disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. The following new risk factor should be read in conjunction with those risk factors previously disclosed:

A prolonged disruption of the capital and credit markets may adversely affect our future access to capital and our cost of capital.

The recent extreme volatility and disruption of the capital and credit markets in the United States have adversely affected the access to capital and increased the cost of capital. We have used the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and strategic ventures, including acquisitions. We believe that we have adequate capital and liquidity to conduct any foreseeable initiatives that may develop over the near term; however, if the current economic and market conditions continue or deteriorate further, our future cost of debt or equity capital and future access to capital markets may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Corporate Integrity Agreement

In connection with a July 19, 1999 settlement with various government agencies, Olsten Corporation, the Company’s former parent corporation, executed a corporate integrity agreement with the OIG, effective until August 18, 2004, subject to the Company’s filing of a final annual report with the OIG in form and substance acceptable to the government. The Company filed its final annual report and has received a letter dated September 30, 2008 from the OIG confirming closure of the Company’s obligations under the corporate integrity agreement.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	First Amendment to 2005 Nonqualified Retirement Plan, effective as of May 1, 2008. +*

10.2	First Amendment to Nonqualified Retirement and Savings Plan, effective as of May 1, 2008. +*

10.3	Amendment Agreement dated September 19, 2008 to Employment Agreement dated as of March 22, 2004 with Ronald A. Malone and to Change in Control Agreement dated as of March 22, 2004 with Ronald A. Malone. + (5)

10.4	Stock Purchase Agreement by and among CCX Holdings LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008. (6)

10.5	First Amendment dated as of August 20, 2008 to Credit Agreement dated as of February 28, 2006 among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (6)

10.6	Tenth Amendment dated August 20, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed September 22, 2008.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.
(Registrant)

Date: November 7, 2008	/s/ Ronald A. Malone
Ronald A. Malone
Chairman and Chief Executive Officer

Date: November 7, 2008	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	First Amendment to 2005 Nonqualified Retirement Plan, effective as of May 1, 2008. +*

10.2	First Amendment to Nonqualified Retirement and Savings Plan, effective as of May 1, 2008. +*

10.3	Amendment Agreement dated September 19, 2008 to Employment Agreement dated as of March 22, 2004 with Ronald A. Malone and to Change in Control Agreement dated as of March 22, 2004 with Ronald A. Malone. + (5)

10.4	Stock Purchase Agreement by and among CCX Holdings LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008. (6)

10.5	First Amendment dated as of August 20, 2008 to Credit Agreement dated as of February 28, 2006 among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (6)

10.6	Tenth Amendment dated August 20, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (confidential treatment requested as to portions of this document).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed September 22, 2008.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.

*	Filed herewith

+	Management contract or compensatory plan or arrangement