Form 10-K
period 2008-12-28
GENTIVA HEALTH SERVICES INC
filed 2009-03-12
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

Commission File No. 1-15669

GENTIVA HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4335801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Riverwood Parkway, Suite 1400, Atlanta, GA 30339-3314

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 951-6450

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 27, 2008, the last business day of registrant’s most recently completed second fiscal quarter, was $503,427,550 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 6, 2009, was 29,130,435.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2009 Annual Meeting of Shareholders is incorporated by reference into PART III.

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

Introduction

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States. The Company conducts its operations through (i) its Home Health business segment, (ii) various smaller operating segments, including hospice, respiratory and home medical equipment (“HME”), infusion therapy services and consulting, which are classified in the aggregate as “All Other” for segment reporting purposes and (iii) prior to September 25, 2008, its CareCentrix business segment. See Note 16 to the Company’s consolidated financial statements included in this report for a description of the Company’s operating segments and financial information about its reportable business segments.

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

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. See Note 3 to the Company’s consolidated financial statements included in this report for additional information.

Business Segments

The Company has identified two business segments for reporting purposes: Home Health and, prior to September 25, 2008, CareCentrix. The Company’s smaller operating segments, including hospice, respiratory and HME, infusion therapy services and consulting are classified in the aggregate as “All Other” for segment reporting purposes. On September 25, 2008, the Company completed the sale of a majority interest in its CareCentrix ancillary care benefit management business. See Note 3 to the Company’s consolidated financial statements included in this report. The All Other segment encompasses the Company’s hospice, respiratory therapy and HME, infusion therapy and consulting services businesses. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 28, 2008, is contained under “Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 “Business Segment Information” to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including the specialty programs described below. As of December 28, 2008, our Home Health segment conducted its business through more than 300 locations.

The Company’s direct home nursing and therapy services operations are conducted through licensed and Medicare-certified agencies located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and homemaker services generally to adult and elderly patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in two divisions, each staffed with clinical, operational and sales teams. Each division is separated into four regions, which are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per shift, per diem or per hour basis.

The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment;

•	Gentiva Neurorehabilitation, which helps patients who have experienced a neurological injury or condition by removing the obstacles to healing in the patient’s home; and

•	Gentiva Senior Health, which addresses the needs of patients with age-related diseases and issues to effectively and safely stay in their homes.

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

Prior to September 25, 2008, the CareCentrix segment encompassed Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix coordinated these administrative services within three regional care centers and delivered the services through an extensive nationwide network of credentialed provider locations in all 50 states.

CareCentrix accepted case referrals from a wide variety of sources, verified eligibility and benefits and transferred case requirements to the providers for services to the patient. CareCentrix provided services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees. Contracts within CareCentrix were structured as fee-for-service, whereby a payer was billed on a per usage basis according to a fee schedule for various services, or as at-risk capitation, whereby the payer remitted a monthly payment to CareCentrix based on the number of members enrolled in the health plans under the capitation agreement, subject to certain limitations and coverage guidelines.

All Other

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

Payers

Segment revenue mix by major payer classifications is as follows:

	Fiscal Year
	2008		2007		2006
	Home Health	All Other	Home Health	All Other	Home Health	All Other
Medicare	69%	53%	67%	50%	61%	51%
Medicaid and Local Government	13	17	16	20	20	21
Commercial Insurance and Other:
Paid at episodic rates	5	—	3	—	1	—
Other	13	30	14	30	18	28

Total net revenues	100%	100%	100%	100%	100%	100%

Net revenues for the CareCentrix segment were 100 percent attributable to the Commercial Insurance and Other payer group.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008, 2007, and 2006, Cigna accounted for approximately 81 percent, 82 percent and 81 percent, respectively, of CareCentrix total net revenues, which in turn represented approximately 15 percent, 19 percent and 20 percent, respectively, of the Company’s total net revenues. No other commercial payer accounts for 10 percent or more of the Company’s total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY®, GREAT HEALTHCARE HAS COME HOME® , HEALTHFIELD®, LIFESMART®, REHAB WITHOUT WALLS® and SAFE STRIDES®. Certain of the Company’s subsidiaries operate under trade names, including GILBERT’S(SM), MID-SOUTH(SM), PHYSICIANS HOME HEALTH CARE(SM), TAR HEEL(SM), TOTAL CARE(SM) and WIREGRASS(SM).

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

Business Environment

Factors that the Company believes have contributed and will contribute to the development of its Home Health and All Other business segments include:

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

Marketing and Sales

Home Health and All Other. In general, the Company’s home health and all other services businesses obtain patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs. Referral sources for hospice services also include nursing homes, assisted living facilities, community social service organizations and faith-based organizations.

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. Besides several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services (“CMS”) website, a government website containing information on the home healthcare market in 2007, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

The Company expects that industry forces will impact it and its competitors. The Company’s competitors will likely strive to improve their service offerings and price competitiveness in non-government reimbursed programs. The Company also expects its competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company’s competitors could cause a decline in sales or loss of market acceptance of the Company’s services or price competition, or make the Company’s services less attractive.

All Other. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company has. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill.

The respiratory therapy, HME and infusion therapy markets in which the Company operates are also highly competitive. The Company competes with a limited number of national providers and numerous regional and local providers on the basis of quality, value and price of its services. Many of these competitors have substantially greater financial and marketing resources than Gentiva has.

Source and Availability of Personnel

Home Health and All Other. To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients’ individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch® software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

Clinical associates are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Clinical associates are paid on a per visit, per shift, per hour or per diem basis, or are employed on a full-time salaried basis. The Company, along with its competitors, is currently experiencing a shortage of licensed professionals, which could have a material adverse effect on the Company’s business.

Number of Persons Employed

At December 28, 2008 and December 30, 2007, the Company employed approximately 4,300 and 4,200 full-time administrative and sales associates, respectively. The Company also employs clinical associates on both a salaried and pay-per-visit basis, who are also eligible for benefits, as follows:

	Fiscal Year
	2008	2007
Home Health:
Salaried	1,700	1,800
Pay per visit	2,350	1,250

Total Home Health	4,050	3,050
All Other	600	600

Total	4,650	3,650

In addition, the Company employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2008, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and all other business was approximately 6,500, compared to approximately 7,600 in fiscal 2007. The Company believes that its relationships with its employees are generally good.

Government Regulations

The Company’s business is subject to extensive federal, state and, in some instances, local regulations which govern, among other things:

•	Medicare, Medicaid, TRICARE (the Department of Defense’s managed healthcare program for military personnel and their families) and other government-funded reimbursement programs;

•	reporting requirements, certification and licensing standards for certain home health agencies and hospice; and

•	in some cases, certificate-of-need requirements.

The Company’s compliance with these regulations may affect its participation in Medicare, Medicaid, TRICARE and other federal and state healthcare programs. For example, to participate in the Medicare program, a Medicare beneficiary must be under the care of a physician, have an intermittent need for skilled nursing or physical or other therapy care, must be homebound and must receive home healthcare services from a Medicare certified home healthcare agency. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

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

As part of the extensive federal and state regulation of the home health services business, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal health programs. Violation of the applicable federal and state healthcare regulations can result in excluding a healthcare provider from participating in the Medicare, Medicaid and/or TRICARE programs and can subject the provider to substantial civil and/or criminal penalties.

The Prospective Payment System (“PPS”) for reimbursement of Medicare-certified home health services was initially implemented on October 1, 2000. Although there were few structural changes in the reimbursement methodology from the implementation date of PPS through fiscal 2007, there were periodic adjustments to reimbursement rates during this period. In August 2007, CMS issued its final rule that contained the first significant refinements to the home health PPS system since its initial implementation. Changes to the PPS system resulting from the rule, which became effective January 1, 2008, included among other things, a multi-year reduction in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000 and rate update for calendar year 2008. In October 2008, CMS provided for a 2.9 percent market basket index update, effective January 1, 2009.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006, increased 3.3 percent effective October 1, 2007 and increased 2.5 percent for fiscal 2009. As a result of the economic stimulus package enacted by Congress in 2009, the fiscal 2009 updated increase for hospices serving Medicare beneficiaries will change from 2.5 percent to 3.6 percent, retroactive to October 1, 2008. Effective January 1, 2009, CMS implemented a 9.5 percent reduction in rates on certain HME.

In late February 2009, President Barack Obama released the outline of his proposed fiscal 2010 budget for the United States. The budget outline included, among other things, a provision to create a reserve fund to pay for a portion of the cost of reforming the country’s health care system. The budget outline indicated that a portion of the reserve would be funded through “improvements in Medicare home health payments to align with costs.” This provision, if enacted, could have a negative impact on Medicare reimbursement commencing in 2010. Further details of the President’s budget proposal are expected to be provided at a later date.

Seasonality

During the third fiscal quarter, the Company has historically experienced a moderate seasonal decline in volume as well as a decline in gross margins for its home health services, due to increased labor costs associated with higher utilization of paid time off by the Company’s clinical associates during this period.

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

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	the effects of competition;

•	the uncertainty of Medicare, Medicaid and private health insurance reimbursement;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms; and

•	our ability to integrate effectively and retain the business acquired by us through acquisitions we have made or may make.

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

An economic downturn, state budget pressures, rising unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

An economic downturn can have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with increased unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy, the war in Iraq or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

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

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amount to $308.2 million and $250.4 million, respectively, at December 28, 2008. For fiscal year 2008, through September 24, 2008, the Company identified three business segments for reporting purposes and has assigned these segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to the financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of these business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems, including a new clinical management system. As of December 28, 2008, the information technology systems have not been placed into a fully operational production environment, and therefore these costs are not yet being depreciated. The net carrying value of fixed assets amounted to $63.8 million at December 28, 2008, of which $31.8 million related to capitalized software costs. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write off, our results of operations could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

During 2009, we expect to complete the development and commence the implementation of a new clinical management system for use in our Home Health business. This system will involve the use of handheld devices by our clinical associates who are providing care to our patients. The continued development and rollout of this system involves substantial costs relating to salaries and benefits, consulting, travel and training costs. Development and implementation costs in excess of expectations or failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

We invest in securities that are subject to market risk, and the recent issues in the financial markets could adversely affect the value of our assets.

At December 28, 2008, $11.1 million of our investments were invested in AAA rated investments in auction-rate debt securities (“ARS”). ARSs are variable-rate debt securities. ARSs have a long-term maturity with the interest rate being reset every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Prior to February 2008, the auction rate securities market was highly liquid. Commencing in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and will not be able to access these funds without a loss of principal, unless a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record impairment charges on these investments. See Notes 2 and 4 to our consolidated financial statements included in this report.

We have incurred significant indebtedness and may incur additional indebtedness, which can affect our liquidity.

At the end of fiscal 2008, our indebtedness under the senior term loan under our credit facility was $251 million. As a result of this indebtedness and additional indebtedness we may incur, demands on our cash resources have increased, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock.

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

Our agreement and instruments governing the term loan and revolving credit facility contain, and the agreements and instruments governing any future debt agreements of ours may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

In fiscal 2008, 66 percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

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

We are also subject to federal and state laws that govern financial and other arrangements among healthcare providers.

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

The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and experience substantial fluctuations.

Our common stock is traded on The Nasdaq Global Select Market. The price of our common stock may substantially fluctuate based on a number of factors, including:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. Other major regional administrative offices leased by the Company as of December 28, 2008 are located in Melville, New York; Overland Park, Kansas; Phoenix, Arizona; and Tampa, Florida. The Company also maintains more than 350 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama that is used in the Company’s hospice operations.

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

Indemnifications

Healthfield

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Disbursements made to the Company from the escrow fund covering interim claims the Company had made against the escrow fund are as follows (in thousands, except share amounts):

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998

Total	$2,502	129,703

The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

Home Health Care Affiliates, Inc. and Physicians Home Health Care

The Company acquired Home Health Care Affiliates, Inc. (“HHCA”), a provider of home health and hospice services in the state of Mississippi, on February 29, 2008. Upon the closing of HHCA, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. On May 20, 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to owners of the selling company. The Company acquired the assets of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services in Colorado, effective June 1, 2008. Upon the acquisition of PHHC, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company. PHHC and HHCA had common ownership interests prior to their acquisition by the Company.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 6, 2009:

Name	Executive Officer Since	Age	Position and Offices with the Company
Ronald A. Malone	2000	54	Chairman of the Board

Tony Strange	2006	46	Chief Executive Officer, President and Chief Operating Officer and Director

John R. Potapchuk	2001	56	Executive Vice President, Chief Financial Officer and Treasurer

John N. Camperlengo	2008	45	Senior Vice President, Deputy General Counsel and Chief Compliance Officer

Stephen B. Paige	2003	61	Senior Vice President, General Counsel and Secretary

Brian D. Silva	2006	52	Senior Vice President, Human Resources

Charlotte A. Weaver	2008	51	Senior Vice President, Chief Clinical Officer

Ronald A. Malone

Mr. Malone has served as chairman of the board of the Company since June 2002. He served as chief executive officer of the Company from June 2002 to December 2008, as executive vice president from March 2000 to June 2002 and as president of home health services from January 2001 to June 2002. Prior to joining Gentiva, he served in various positions with Olsten, including executive vice president of Olsten and president, Olsten Staffing Services, United States and Canada, from 1999 to March 2000.

Tony Strange

Mr. Strange has served as chief executive officer and a director of the Company since January 2009 and as president and chief operating officer of the Company since November 2007. He served as executive vice president of the Company and president of Gentiva Home Health from February 2006 to November 2007. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of Healthfield. Mr. Strange joined Healthfield in 1990 and served in other roles such as regional manager, vice president of development and chief operating officer, until being named president in 2001.

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

John N. Camperlengo

Mr. Camperlengo has served as senior vice president, deputy general counsel and chief compliance officer of the Company since May 2008. From November 2007 to May 2008, Mr. Camperlengo served as vice president and chief compliance officer of Duane Reade Holdings, Inc., a retail pharmacy chain. From February 2005 to

November 2007, Mr. Camperlengo served as vice president and deputy general counsel of the Company and from October 2005 to November 2007, as the Company’s chief compliance officer. Mr. Camperlengo served as assistant vice president and associate general counsel of the Company from September 2003 to February 2005 and as assistant vice president, legal from July 2002 to September 2003, having joined the Company as senior counsel in 2000.

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

Brian D. Silva

Mr. Silva has served as senior vice president, human resources of the Company since March 2006 and will continue to serve in such capacity until May 14, 2009, when he will leave the Company. From 2002 to February 2006, Mr. Silva served as senior vice president, human resources and administration and corporate secretary of Linens ‘n Things, Inc., a national retailer of home furnishings. From 1997 to 2002, Mr. Silva served as senior vice president, human resources and corporate secretary of Linens ‘n Things, having joined Linens ‘n Things in 1995 as vice president, human resources.

Charlotte A. Weaver

Dr. Weaver has served as senior vice president, chief clinical officer of the Company since July 2008. From May 2007 to July 2008, Dr. Weaver served as vice president – executive director, nursing research of Cerner Corporation, an international supplier of healthcare software for electronic healthcare record and business operations. From 1999 to May 2007, she served as vice president/chief nurse officer of Cerner Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during fiscal 2008 and 2007:

2008	High	Low
1st Quarter	$23.02	$17.69
2nd Quarter	22.48	17.20
3rd Quarter	29.25	18.49
4th Quarter	29.17	19.12

2007	High	Low
1st Quarter	$22.29	$18.46
2nd Quarter	21.00	18.36
3rd Quarter	22.49	18.85
4th Quarter	20.04	17.03

Holders

As of March 6, 2009, there were approximately 3,400 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

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

Shareholder Return Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/28/03	01/02/05	01/01/06	12/31/06	12/30/07	12/28/08
Gentiva Health Services, Inc.	100.00	128.91	113.65	146.95	144.25	207.86
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.28	79.25
Peer Group Index	100.00	125.54	102.53	122.74	115.98	121.43

Gentiva’s common stock has generated a total cumulative return superior to that of the NASDAQ Market Index and a Peer Group Index of publicly traded companies over the past five fiscal years. The peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc. and LHC Group, Inc. Apria Healthcare Group Inc. was included in last year’s Peer Group Index, but not in this year’s Index because it no longer has publicly traded common stock.

The graph and table above, based on data furnished by Morningstar, Inc., assume that $100 was invested on December 28, 2003 in each of Gentiva’s common stock, the NASDAQ Market Index and the Peer Group Index and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 28, 2008. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s fiscal year 2004 included 53 weeks compared to all other fiscal years presented, which included 52 weeks.

(in thousands, except per share amounts)	Fiscal Year
	2008		2007		2006		2005		2004
	(52 weeks)		(52 weeks)		(52 weeks)		(52 weeks)		(53 weeks)
Statement of Income Data
Net revenues	$1,300,438	(1)	$1,229,297		$1,106,588	(3)	$868,843	(4)	$845,764	(5)
Gross profit	582,535	(1)	523,705		462,314	(3)	326,598	(4)	323,869	(5)
Selling, general and administrative expenses	(490,451	)(1)	(444,042	)(2)	(408,271	)(3)	(296,634	)(4)	(285,611	)(5)
Net income	153,450	(1)	32,828	(2)	20,776	(3)	23,365	(4)	26,488	(5)
Basic earnings per share:
Net income	$5.37		$1.18		$0.78		$1.00		$1.07
Weighted average shares outstanding—basic	28,578		27,798		26,480		23,267		24,724
Diluted earnings per share:
Net income	$5.21		$1.15		$0.76		$0.94		$1.00
Weighted average shares outstanding—diluted	29,439		28,599		27,317		24,927		26,365

Balance Sheet Data (at end of year)
Cash items and short-term investments(6)	$69,201		$67,431		$57,235		$88,367		$113,024
Working capital	125,401		128,527		115,749		129,326		134,033
Total assets	973,497		882,233		843,882		326,565		332,098
Long-term debt and capital leases	252,188		309,262		343,198		737		876
Shareholder’s equity	494,971		323,429		274,325		182,154		171,940
Common shares outstanding	28,864		28,046		27,436		23,035		23,722

(1)	Statement of Income Data for fiscal 2008 include CareCentrix operating results through September 24, 2008 and include the Company’s equity in the net loss of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008. Selling, general and administrative expenses for fiscal 2008 include special charges of $2.7 million. In addition, net income includes $107.9 million from a pre-tax gain related to the CareCentrix Transaction and reflects an effective tax rate of 16.1 percent due primarily to the CareCentrix Transaction. See Notes 3, 7 and 14 to the Company’s consolidated financial statements.
(2)	Selling, general and administrative expenses for fiscal 2007 include Healthfield restructuring and other special charges of $2.4 million. See Note 7 to the Company’s consolidated financial statements.
(3)	Net revenues and gross profit for fiscal 2006 include $1.9 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $7.7 million. See Note 7 to the Company’s consolidated financial statements.

(4)	Net revenues and gross profit for fiscal 2005 include $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $0.9 million. See Note 7 to the Company’s consolidated financial statements.
(5)	Net revenues and gross profit for fiscal 2004 include special items of $9.4 million, representing $10.4 million related to the favorable settlement of the Company’s Medicare cost report appeals for 1997 and 1998, net of a $1 million revenue adjustment to reflect an industry wide repayment of certain Medicare reimbursements. Net income includes the Medicare special items noted above and $0.9 million from a pre-tax gain on the sale of a Canadian investment. Net income for fiscal 2004 reflects an effective tax rate of 34.1 percent, which differs from the Federal statutory tax rate due primarily to the recognition of certain state net operating losses. See Note 14 to the Company’s consolidated financial statements.
(6)	Cash items and short-term investments include restricted cash of $22.0 million at end of fiscal years 2004 through 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. is a leading provider of comprehensive home health services. Gentiva serves patients through more than 380 locations, and, until September 25, 2008, through CareCentrix, which provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. On September 25, 2008, the Company completed the sale of a 69 percent majority interest in the CareCentrix ancillary care benefit management business. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

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

Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare industry populated by approximately 13,500 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: generate increased revenue by growing Medicare volume and improving commercial insurance pricing; continue to develop and expand specialty programs for incremental revenue growth; focus on clinical associate recruitment, retention and productivity; and continue technology initiatives that could make Gentiva more efficient and profitable. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

The Company has identified two business segments for reporting purposes: Home Health and, prior to September 25, 2008, CareCentrix. The Company’s smaller operating segments, including hospice, respiratory therapy and HME, infusion therapy and consulting services businesses are classified in the aggregate as “All Other” for segment reporting purposes. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment;

•	Gentiva Neurorehabilitation, which helps patients who have experienced a neurological injury or condition by removing the obstacles to healing in the patient’s home; and

•	Gentiva Senior Health, which addresses the needs of patients with age-related diseases and issues to effectively and safely stay in their homes.

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

The CareCentrix segment encompassed Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix accepted case referrals from a wide variety of sources, verified eligibility and benefits and transferred case requirements to the providers for services to the patient. CareCentrix provided services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customers’ enrollees.

All Other

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

Significant Developments

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business, which was operated through Gentiva CareCentrix, Inc. (“CareCentrix”) and Gentiva Health Services IPA, Inc. (“IPA”), pursuant to a Stock Purchase Agreement dated as of August 20, 2008 among the Company, Gentiva Health Services Holding Corp., a wholly-owned subsidiary of the Company (“Gentiva Holding”), and a wholly-owned subsidiary of Water Street Healthcare Partners II, L. P., a Chicago-based private equity firm focused exclusively on the healthcare industry (“Buyer”). A restructuring involving CareCentrix and IPA took place prior to the sale. The restructuring and subsequent sale are referred to herein as the “CareCentrix Transaction.” Total consideration for the CareCentrix Transaction approximated $135 million.

Pursuant to the restructuring, (i) Gentiva Holding contributed all of its rights, title and interests in and to all of the outstanding capital stock of IPA to CareCentrix, (ii) CareCentrix redeemed a portion of its outstanding shares of capital stock for two promissory notes issued to Gentiva Holding, namely (A) a redemption note in the principal amount of $38 million and (B) a seller note in the principal amount of $25 million, and (iii) Gentiva Holding contributed all of its remaining shares of capital stock of CareCentrix to CareCentrix Holdings Inc., a wholly-owned subsidiary of Gentiva Holding (“CareCentrix Holdings”), in exchange for shares of preferred and common stock of CareCentrix Holdings.

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

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company’s investment in the common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at the date of disposition was recorded at no value.

During fiscal 2008, the Company recognized a pre-tax gain on the sale of approximately $107.9 million, net of approximately $6.5 million of transaction costs. Transaction costs included (i) approximately $4.7 million of professional fees and expenses, including fees associated with an amendment of the Company’s credit facility, (ii) $1.2 million related to the write-off of capitalized development costs for software that will not be utilized following the transaction, and (iii) $0.6 million in additional amortization of deferred debt issuance costs related to the debt repayment. Approximately $1.5 million of transaction costs were paid by the Buyer.

Following the closing date of the CareCentrix Transaction, the Company’s consolidated statement of income excludes net revenues, cost of services and goods sold, gross profit and selling, general and administrative expenses of CareCentrix and includes: (i) the Company’s 31 percent interest in the earnings of CareCentrix Holdings in the equity in net earnings of affiliate line, (ii) interest income on the seller note at an annual rate of 10 percent, (iii) fees associated with a Transition Services Agreement with CareCentrix to provide certain information services, finance and other support services generally for a period of up to one year or until such time as each support service can be effectively transitioned to CareCentrix, and (iv) fees earned under a Management Services Agreement with CareCentrix pursuant to which the Company will provide financial and management advisory services to CareCentrix for a period of up to three years.

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

Home Health Care Affiliates, Inc.

On February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in HHCA, a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55.6 million, excluding transaction costs and subject to post-closing adjustments consisted of cash of $48.0 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.6 million and (ii) $12.0 million of borrowings under its existing revolving credit facility, net of debt issuance costs.

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

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeast United States, which has favorable demographic trends and includes important CON states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its specialty programs.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006.

The comparison of results of operations between the 2008 and 2007 periods has been impacted significantly by the Company’s disposition of 69 percent of its equity interest in the CareCentrix ancillary care benefit management business on September 25, 2008. The Company’s results of operations include the CareCentrix operating results for the periods prior to the CareCentrix Transaction and include the Company’s equity in the net earnings of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008, the end of the Company’s 2008 fiscal year.

The comparison of results of operations between the 2007 and 2006 periods has been impacted significantly by the inclusion of the operating results of former Healthfield locations for approximately ten months of fiscal 2006 versus the full fiscal year 2007.

Year Ended December 28, 2008 Compared to Year Ended December 30, 2007

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2008	2007	Percentage Variance
Home Health	$942.5	$821.8	14.7%
CareCentrix	232.7	290.8	(20.0%)
All Other	128.2	121.8	5.3%
Intersegment revenues	(3.0)	(5.1)	(40.7%)

Total net revenues	$1,300.4	$1,229.3	5.8%

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
			Percentage
	2008	2007	Variance
Medicare:
Home Health	$648.0	$549.2	18.0%
Other	68.1	60.3	12.9%

Total Medicare	716.1	609.5	17.5%
Medicaid and Local Government	141.9	153.1	(7.3%)
Commercial Insurance and Other:
Paid at episodic rates	53.2	29.3	81.8%
Other	389.2	437.4	(11.0%)

Total Commercial Insurance and Other	442.4	466.7	(5.2%)

Total net revenue	$1,300.4	$1,229.3	5.8%

For fiscal year 2008 as compared to fiscal year 2007, net revenues increased by $71 million, or 5.8 percent, to $1.30 billion from $1.23 billion.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2008 net revenues were $942.5 million, an increase of $120.7 million or 14.7 percent from $821.8 million in fiscal 2007.

Revenues generated from Medicare were $648.0 million during fiscal 2008, an increase of 18.0 percent as compared to $549.2 million in fiscal 2007. Medicare revenues represented approximately 69 percent of total Home Health revenues in the 2008 fiscal year as compared to 67 percent of total Home Health revenues in the 2007 fiscal year.

The increases in Medicare revenues resulted from (i) growth of 11 percent in episodes of care driven primarily by increased volume in specialty programs in both existing and new markets and the impact of the HHCA and PHHC acquisitions; and (ii) increases in revenue per episode of approximately 7 percent. Factors contributing to the improvements in the revenue per episode include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement and a shift in mix toward higher acuity cases. Medicare revenue growth, excluding the impact of HHCA and PHHC acquisitions, was approximately 13 percent. As a percentage of total Home Health Medicare revenues, Medicare revenues derived from the Company’s specialty programs were approximately 31 percent in 2008 and 26 percent in 2007.

In addition, non-Medicare Prospective Payment System (“PPS”) revenues, which are included in Commercial Insurance and Other and represent Medicare Advantage business paid at episodic rates, were $53.2 million for fiscal year 2008 as compared to $29.3 million for fiscal year 2007, an increase of $23.9 million or 82 percent.

Net revenues from the combination of Medicare and non-Medicare PPS business paid at episodic rates were $701.2 million in fiscal 2008, an increase of 21.2 percent from $578.5 million in fiscal 2007. Total episodes of care approximated 246,000 in fiscal 2008, an increase of over 13 percent from the 216,800 episodes of care serviced in fiscal 2007. Revenue per episode for the 2008 fiscal year was approximately $2,850, an increase of about 7 percent from revenue per episode of $2,670 in fiscal 2007, due primarily to the increase in revenues from the Company’s specialty programs and services provided to higher acuity patients offset somewhat by a reduction in Medicare reimbursement rates which became effective on January 1, 2008. Medicare and non-Medicare PPS revenues as a percent of total Home Health net revenues were 74 percent for fiscal year 2008 as compared to 70 percent for fiscal year 2007.

Revenues from all other payer sources in fiscal 2008 were $241.3 million, consisting of Medicaid and Local Government revenues of $119.8 million and Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $121.5 million. Revenues from all other payer sources in fiscal 2007 were $243.3 million, consisting of Medicaid and Local Government revenues of $128.6 million and Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $114.7 million. The net decrease in Medicaid and Local Government revenues of $8.8 million, or 6.8 percent, and the net increase in Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $6.8 million, or 5.9 percent, resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue acquisitions, more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business paid at episodic rates.

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. Fiscal 2008 net revenues were $232.7 million, a 20.0 percent decrease from $290.8 million reported in fiscal 2007, which was primarily related to the impact of the CareCentrix Transaction, effective September 25, 2008. Prior to the CareCentrix Transaction, net revenues relating to CareCentrix were approximately 8.5 percent higher in 2008 than the comparable period of 2007 due primarily to increased membership enrollments at Cigna and various other CareCentrix customers and the impact of new business relationships, offset somewhat by a decline in membership enrollments under capitated plans.

All Other

All Other segment net revenues are derived from the three major payer groups discussed above and represent total net revenues relating to the Company’s other operating segments, including hospice, respiratory therapy and HME services, infusion therapy services and consulting. Net revenues for fiscal 2008 were $128.2 million as compared to fiscal 2007 net revenues of $121.8 million. The increase in net revenues of $6.4 million, or 5.3 percent, in fiscal 2008 was due primarily to the impact of the HHCA and Hospice of Charleston acquisitions in hospice ($5.7 million) and growth in the Company’s respiratory therapy and HME business ($3.9 million) offset by slight declines in the other ongoing businesses, including hospice.

Medicare revenues were $68.1 million for fiscal 2008 as compared to $60.3 million for fiscal 2007. Medicaid and Local Government revenues amounted to $22.1 million for fiscal 2008 as compared to $24.5 million for fiscal 2007. Revenues derived from Commercial Insurance and Other payers for fiscal 2008 were $38.0 million as compared to $37.0 million for fiscal 2007.

Gross Profit

(Dollars in millions)	Fiscal Year
	2008	2007	Variance
Gross profit	$582.5	$523.7	$58.8
As a percent of revenue	44.8%	42.6%	2.2%

Gross profit in fiscal 2008 increased $58.8 million or 11.2 percent, primarily from increased revenues and improvements in gross margin percentage, as compared to fiscal 2007.

As a percentage of net revenues, gross profit was 44.8 percent in fiscal 2008 as compared to 42.6 percent for fiscal 2007, an increase of 2.2 percent. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to (i) significant changes in revenue mix, (ii) an increase in revenue per episode as discussed above, and (iii) the impact of acquisitions more than offset margin declines in CareCentrix and All Other.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. The positive impact on gross profit percentage of the change in revenue mix and increase in revenue per episode were offset somewhat by incremental fuel costs and caregiver orientation costs. As a result of these factors, gross profit as a percentage of net revenues in the Home Health segment increased from 50.3 percent in fiscal 2007 to 51.8 percent in fiscal 2008.

CareCentrix gross profit as a percentage of revenues declined from 20.3 percent in fiscal 2007 to 18.3 percent in fiscal 2008. The decline was driven by the impact of an amendment to the Company’s national homecare contract with Cigna, which occurred during the first quarter of 2008 and involved changes in pricing and product mix.

Gross profit as a percentage of net revenues in the All Other segment declined from 42.0 percent in fiscal 2007 to 40.8 percent in fiscal 2008. Gross profit in the All Other segment was impacted by depreciation expense of $5.0 million in fiscal 2008 as compared to $4.7 million for fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $46.5 million to $490.5 million for the fiscal year ended December 28, 2008, as compared to $444.0 million for the year ended December 30, 2007.

The increase of $46.5 million for fiscal year 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs (approximately $19 million) to support higher revenue volume in the 2008 period as compared to the 2007 period and to train and educate employees in connection with new Medicare PPS rules, which became effective January 1, 2008, (ii) $15.1 million associated with acquired operations, (iii) incremental selling expenses in Home Health ($9.6 million) and All Other ($1.8 million) associated with increased headcount, (iv) a change in estimates relating to various state and local programs of approximately $2 million, (v) incremental provision for doubtful accounts of approximately $1.1 million, related to final resolution of a discontinued contract within the CareCentrix segment and certain receivable balances in the Home Health segment on legacy Healthfield systems, somewhat offset by a decline in required provisions within the All Other segment, (vi) increased depreciation and amortization expense (approximately $1.5 million), and (vii) incremental costs in information technology, finance and other corporate functional areas in support of the Company’s organic and acquisition growth. These increases were partially offset by (i) a reduction in field operating costs resulting from the CareCentrix Transaction ($6.8 million), and (ii) lower equity based compensation expense ($1.1 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $16.2 million for fiscal 2008 as compared to $14.7 million for fiscal 2007.

Selling, general and administrative expenses attributable to the CareCentrix segment were $24.9 million for the fiscal year ended December 28, 2008, as compared to $30.5 million for the year ended December 30, 2007.

Gain on Sale of Business, Net

The Company recorded a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.5 million, in connection with the CareCentrix Transaction. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, no tax expense was recorded and a capital loss carryforward was created in connection with the CareCentrix Transaction. At December 28, 2008, the Company has a capital loss carryforward of $22.2 million that will expire in 2013.

Interest Expense and Interest Income

For fiscal 2008 and fiscal 2007, net interest expense was approximately $17.1 million and $24.1 million, respectively, consisting primarily of interest expense of $19.4 million and $27.3 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $2.3 million and $3.2 million, respectively, earned on investments and existing cash balances. The decrease in interest expense related primarily to (i) the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings, (ii) lower Eurodollar rates between fiscal years 2007 and 2008, and (iii) lower outstanding borrowings under the Company’s term loan facility in the fiscal 2008 period. See Note 9 to the Company’s consolidated financial statements.

Income before Income Taxes

Components of income before income taxes were as follows:

(Dollars in millions)	Fiscal Year
	2008	2007	Variance
Operating Contribution:
Home Health	$151.2	$122.0	$29.2
CareCentrix	18.1	29.1	(11.0)
All Other	12.5	13.8	(1.3)

Total Operating Contribution	181.8	164.9	16.9
Corporate expenses	(67.7)	(65.3)	(2.4)
Depreciation and amortization	(22.0)	(20.0)	(2.0)
Gain on sale of business, net	107.9	—	107.9
Interest (expense) income, net	(17.1)	(24.1)	7.0

Income before income taxes	$182.9	$55.5	$127.4
As a percent of revenue	14.1%	4.5%	9.6%

Income Taxes

The Company recorded a federal and state income tax provision of $29.4 million for fiscal 2008, representing a current tax provision of $15.3 million and a deferred tax provision of $14.1 million.

The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 16.1 percent for fiscal 2008 is primarily due to the impact of the CareCentrix Transaction, which resulted in the recognition of a pre-tax gain with no related tax provision as discussed above (approximately 21.4 percent), partially offset by state taxes and other items (approximately 2.5 percent).

The Company recorded a federal and state income tax provision of $22.8 million for fiscal 2007, representing a current tax provision of $1.8 million and a deferred tax provision of $21.0 million. The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 40.9 percent for fiscal 2007 is primarily due to (i) the impact of the adoption of Statements of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) (approximately 2.2 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (4.4 percent), partially offset by (iii) a net reduction of $0.5 million of tax reserves associated with the expiration of the statute of limitations and various other items (approximately 0.7 percent).

Net Income

The Company recorded net income of $153.5 million, or $5.21 per diluted share, in fiscal 2008 compared to net income of $32.8 million, or $1.15 per diluted share, in fiscal 2007.

Net income for fiscal 2008 included: (i) a pre-tax gain of $107.9 million, or $3.72 per diluted share, related to the CareCentrix Transaction; and (ii) a pre-tax charge of $2.7 million, or $0.06 per diluted share, relating to costs associated with integration, merger and acquisition activities.

Net income for fiscal 2007 included: (i) a pre-tax charge of $2.4 million, or $0.05 per diluted share relating to restructuring and integration activities.

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2007	2006	Percentage Variance
Home Health	$821.8	$746.9	10.0%
CareCentrix	290.8	267.5	8.7%
All Other	121.8	104.7	16.3%
Intersegment revenues	(5.1)	(12.5)	(59.2%)

Total net revenues	$1,229.3	$1,106.6	11.1%

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
	2007	2006	Percentage Variance
Medicare:
Home Health	$549.2	$455.3	20.6%
Other	60.3	53.8	12.1%

Total Medicare	609.5	509.1	19.7%
Medicaid and Local Government	153.1	174.2	(12.1%)
Commercial Insurance and Other:
Paid at episodic rates	29.3	8.1	259.3%
Other	437.4	415.2	5.4%

Total Commercial Insurance and Other	466.7	423.3	10.3%

Total net revenue	$1,229.3	$1,106.6	11.1%

For fiscal year 2007 as compared to fiscal year 2006, net revenues increased by $123 million, or 11.1 percent, to $1.229 billion from $1.107 billion.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2007 net revenues were $821.8 million, an increase of $74.9 million or 10.0 percent from $746.9 million in fiscal 2006.

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

The majority of Medicare revenue growth resulted from (i) increased volume in specialty programs in both new and existing locations as well as growth in traditional Medicare home health business, (ii) higher revenue per admission due to increases in the mix of patients with higher acuity levels, and (iii) reimbursement rate changes as noted below. The year-over-year comparison was also impacted by a Medicare special item of $1.9 million recorded and received during the first quarter of fiscal 2006 in settlement of the Company’s appeal filed with the Provider Reimbursement Review Board (“PRRB”) related to the reopening of its 1999 cost reports.

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

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. Fiscal 2007 net revenues were $290.8 million, an 8.7 percent increase from $267.5 million reported in fiscal 2006. The increase in net revenues for fiscal 2007 is due primarily to an increase in membership enrollments among its customers and the implementation of an exclusive contract in Georgia, offset somewhat by the absence of transitional revenues of approximately $11 million due to contractual changes with Cigna implemented during the first six months of 2006. Revenues derived from Cigna increased by approximately $23.2 million in fiscal 2007 as compared to fiscal 2006.

All Other

All Other segment revenues are derived from all three payer groups and include hospice, respiratory therapy and HME services, and infusion therapy net revenues, as well as revenues derived from consulting. Net revenues for fiscal 2007 were $121.8 million as compared to fiscal 2006 net revenues of $104.7 million. The increase in revenues in fiscal 2007 was due primarily to revenues generated from Healthfield operations subsequent to its acquisition on February 28, 2006.

Medicare revenues were $60.3 million for fiscal 2007 as compared to $53.8 million for fiscal 2006. Medicaid and Local Government revenues amounted to $24.5 million for fiscal 2007 as compared to $21.8 million for fiscal 2006. Revenues derived from Commercial Insurance and Other payers for fiscal 2007 were $37.0 million as compared to $29.0 million for fiscal 2006.

Gross Profit

	Fiscal Year
(Dollars in millions)	2007	2006	Variance
Gross profit	$523.7	$462.3	$61.4
As a percent of revenue	42.6%	41.8%	0.8%

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

In addition to the impact of the Healthfield acquisition, selling, general and administrative expenses also increased during the fiscal 2007 due to (i) continuing investments in infrastructure and capacity necessary to accelerate growth in the All Other segment, (ii) incremental provision for doubtful accounts of approximately $1 million related to certain receivable balances in the All Other segment, (iii) increased costs in the Home Health segment to support higher revenue volume, (iv) incremental costs of $2.5 million relating to equity-based compensation, which was $6.8 million for fiscal 2007 and $4.3 million for fiscal 2006, (v) incremental depreciation and amortization expense of $1.5 million as noted below and (vi) incremental costs of approximately $3 million for employees and consultants to support information services and the Company’s strategic technology projects, including the Company’s new LifeSmart clinical management system. For fiscal 2007, the Company recorded a net charge of $0.3 million related to a positive adjustment of a lease obligation, offset by other various adjustments, compared to fiscal 2006, which included a positive adjustment of $0.9 million related to favorable legal settlements.

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

Income before Income Taxes

Components of income before income taxes were as follows:

	Fiscal Year
(Dollars in millions)	2007	2006	Variance
Operating Contribution:
Home Health	$122.0	$94.5	$27.5
CareCentrix	29.1	24.7	4.4
All Other	13.8	18.6	(4.8)

Total Operating Contribution	164.9	137.8	27.1
Corporate expenses	(65.3)	(68.6)	3.3
Depreciation and amortization	(20.0)	(15.2)	(4.8)
Interest (expense) income, net	(24.1)	(21.4)	(2.7)

Income before income taxes	$55.5	$32.6	$22.9
As a percent of revenue	4.5%	2.9%	1.6%

Income Taxes

The Company recorded a federal and state income tax provision of $22.8 million for fiscal 2007, representing a current tax provision of $1.8 million and a deferred tax provision of $21.0 million. The difference between the Federal statutory income tax rate and the Company’s effective rate of 40.9 percent for fiscal 2007 is primarily due to (i) the impact of the adoption of SFAS 123(R) (approximately 2.2 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (4.4 percent), partially offset by (iii) a net reduction of $0.5 million of tax reserves associated with the expiration of the statute of limitations and various other items (approximately 0.7 percent).

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

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under third party commercial or governmental payer arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC in September 2007.

During fiscal 2008, cash provided by operating activities was $70.7 million. The Company received net proceeds of $83.2 million from the sale of 69 percent of its equity interest in the CareCentrix unit and $24 million from the revolving credit facility. In addition, the Company generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $11.5 million. For the fiscal year ended December 28, 2008, the Company used $83 million for the repayment of debt, $60.7 million for acquisitions, and $24.0 million of cash for capital expenditures.

The Company generated net cash from operating activities of $70.7 million for the year ended December 28, 2008 as compared to net cash provided by operating activities of $62.7 million for the year ended December 30, 2007. The increase of $8.0 million in net cash provided by operating activities between the 2007 and 2008 periods was primarily driven by an increase in cash provided by operations prior to changes in assets and liabilities ($7.7 million) and changes in accounts receivable and other assets ($13.7 million), offset by changes in current liabilities ($13.4 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	Variance
OPERATING ACTIVITIES:
Net income	$153,450	$32,828	$120,622
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	22,044	20,014	2,030
Amortization of debt issuance costs	1,753	1,063	690
Provision for doubtful accounts	11,010	9,939	1,071
Reversal of tax audit reserves	—	(450)	450
Equity-based compensation expense	5,757	6,812	(1,055)
Windfall tax benefits associated with equity-based compensation	(2,227)	(856)	(1,371)
Gain on sale of business, net	(107,933)	—	(107,933)
Equity in net loss of affiliate	35	—	35
Deferred income tax expense	14,127	20,923	(6,796)

Total cash provided by operations prior to changes in assets and liabilities	$98,016	$90,273	$7,743

The $7.7 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between fiscal year 2007 and fiscal year 2008 is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of business, net and deferred income taxes.

Cash flow from operating activities between the 2007 and 2008 reporting periods was positively impacted by $10.9 million as a result of changes in accounts receivable represented by the difference between a $36.4 million use of cash in the 2007 period and a $25.6 million use of cash in the 2008 period, exclusive of accounts receivable of acquisitions and dispositions as of the respective transaction dates. Cash flow from operating activities was positively impacted by $1.4 million as a result of changes in prepaid expenses and other current assets of ($2.1) million in the 2008 period as compared to ($3.5) million in the 2007 period.

Cash flow from operating activities between the 2007 and 2008 reporting periods was negatively impacted by $13.4 million as a result of changes in current liabilities represented by the difference between a $0.8 million use of cash in the 2008 period and a $12.6 million increase in cash flow in the 2007 period. A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$127	$499	$(372)
Payroll and related taxes	(1,085)	1,078	(2,163)
Deferred revenue	1,337	8,892	(7,555)
Medicare liabilities	(2,165)	(1,247)	(918)
Cost of claims incurred but not reported	(2,829)	4,859	(7,688)
Obligations under insurance programs	2,807	906	1,901
Other accrued expenses	1,058	(2,381)	3,439

Total changes in current liabilities	$(750)	$12,606	$(13,356)

The primary drivers for the ($13.4) million difference resulting from changes in current liabilities that impacted cash flow from operating activities included:

•

Accounts payable, which had a negative impact on cash of ($0.4) million and payroll and related taxes, which had a negative impact of ($2.2) million on the changes in operating cash flow between the 2007 and 2008 periods, primarily related to timing of payments.

•

Deferred revenue, which had a negative impact of ($7.6) million on the changes in operating cash flow between the 2007 and 2008 reporting periods, exclusive of business acquired, primarily due to growth in Medicare and non-Medicare PPS business.

•

Medicare liabilities, which had a negative impact of ($0.9) million on the changes in operating cash flow between the 2007 and 2008 reporting periods, primarily related to a reversal of a previously recorded reserve related to the MO175 issue as further discussed in Note 5 to the Company’s consolidated financial statements.

•

Cost of claims incurred but not reported, which had a negative impact of ($7.7) million on the changes in operating cash flows between the 2007 and 2008 reporting periods, primarily related to timing of claim payments between the 2007 and 2008 reporting periods up to the date of the CareCentrix Transaction.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $1.9 million between the 2007 and 2008 reporting periods, primarily as a result of an increase in health and welfare benefit liabilities due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $3.4 million between the 2007 and 2008 reporting periods, due primarily to accrued interest payable associated with the Company’s term loan, restructuring reserves associated with integration activities, and accrued incentives and commissions reflecting increases in the sales force and eligible administrative associates under those plans and the Company’s performance relative to targets set under the Company’s incentive programs as well as changes in various other accrued expenses.

Working capital at December 28, 2008 was approximately $125 million, a decrease of $4 million, as compared to approximately $129 million at December 30, 2007, primarily due to:

•

a $31 million decrease in short-term investments, primarily due to liquidation of auction rate securities and a classification change of approximately $13 million in auction rate securities to long-term investments;

•

a $31 million decrease in accounts receivable, primarily due to the CareCentrix Transaction net of growth in the Company’s Medicare and non-Medicare PPS revenues, receivables acquired in acquisitions and normal seasonal patterns;

•	a $7 million decrease in deferred tax assets; and

•	a $1 million decrease in prepaid expenses and other assets due to prepayments made in connection with the Company’s insurance programs; offset somewhat by

•	a $33 million increase in cash and cash equivalents and restricted cash, primarily related to the CareCentrix Transaction; and

•

a $34 million decrease in current liabilities, consisting of decreases as a result of the CareCentrix Transaction in accounts payable ($12 million), and cost of claims incurred but not reported ($24 million). Additional changes in current liabilities consisted of increases in payroll and related taxes ($1 million), deferred revenue ($4 million), and obligations under insurance programs ($3 million), partially offset by decreases in current portion of long-term debt ($2 million), and other accrued expenses ($4 million).

The changes in current liabilities are further described above in the discussion on net cash flow from operating activities.

Days Sales Outstanding (“DSO”) as of December 28, 2008 were 57 days, a decrease of three days from December 30, 2007. The decrease of three days in DSO was primarily driven by strong cash collections, particularly in the later part of 2008.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash, and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation to measure open net accounts receivable and recognized revenues, the alternative DSO would have been 46 days at December 28, 2008 and 52 days at December 30, 2007.

DSO at December 28, 2008 for Home Health and All Other were 57 and 53 days, respectively, compared to 59 and 61 days, respectively, at December 30, 2007. DSO for CareCentrix was 63 at December 30, 2007.

Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	December 28, 2008
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$117,311	$100,873	$11,043	$4,164	$1,231
Medicaid and Local Government	21,384	16,269	2,481	2,114	520
Commercial Insurance and Other	43,528	31,173	6,382	4,197	1,776
Self-Pay	3,205	1,249	893	729	334

Gross Accounts Receivable	$185,428	$149,564	$20,799	$11,204	$3,861

	December 30, 2007
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$93,992	$78,941	$10,335	$3,554	$1,162
Medicaid and Local Government	21,818	17,688	2,248	1,482	400
Commercial Insurance and Other	94,540	78,844	8,753	5,843	1,100
Self-Pay	6,888	2,236	2,355	1,913	384

Gross Accounts Receivable	$217,238	$177,709	$23,691	$12,792	$3,046

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	Fiscal Year
	2008	2007	2006
Medicare	55%	50%	46%
Medicaid and Local Government	11	12	16
Commercial Insurance and Other:
Paid at episodic rates	4	2	1
Other	30	36	37

Total net revenues	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Fiscal Year
	2008		2007		2006
	Home Health	All Other	Home Health	All Other	Home Health	All Other
Medicare	69%	53%	67%	50%	61%	51%
Medicaid and Local Government	13	17	16	20	20	21
Commercial Insurance and Other:
Paid at episodic rates	5	—	3	—	1	—
Other	13	30	14	30	18	28

Total net revenues	100%	100%	100%	100%	100%	100%

CareCentrix revenues were all derived from the Commercial Insurance and Other payer group.

In November 2006, CMS announced an increase of 3.3 percent in Medicare home health rates (the “market basket increase”) for episodes ending on or after January 1, 2007 and the elimination of a temporary 5 percent premium reflected in the reimbursement rate for specifically defined rural-areas of the country (the “rural add-on provision”) for episodes that began on or after January 1, 2007. In August 2007, CMS published the “Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008” that contains significant refinements to Medicare home health PPS including, among other things, a 3.0 percent market basket index update, effective January 1, 2008 and a multi-year reduction (2.75 percent for each of the years 2008 through 2010 and 2.71 percent for 2011) in the home health system payment rates to offset coding changes since the original implementation of PPS in 2000, known as “case mix creep”. In October 2008, CMS provided for a 2.9 percent market basket index update effective January 1, 2009.

Medicare reimbursement rates for hospice services increased by 3.4 percent effective October 1, 2006. On June 29, 2007, CMS released a transmittal that confirmed an increase of 3.3 percent to the fiscal 2008 Medicare hospice annual update payment. On July 31, 2008, CMS announced that hospices serving Medicare beneficiaries would receive a 2.5 percent increase in their fiscal 2009 hospice payments. As a result of the stimulus package enacted in 2009, the fiscal 2009 updated increase for hospices serving Medicare beneficiaries will change from 2.5 percent to 3.6 percent retroactive to October 1, 2008. Effective January 1, 2009, CMS implemented a 9.5 percent reduction in rates on certain HME.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in Medicare, Medicaid and other federal and state healthcare programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in the Company’s exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations. The Company’s HME and respiratory business operates in certain markets that are potentially subject to a competitive bidding process for Medicare.

CareCentrix is party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008, 2007 and 2006, Cigna accounted for approximately 81 percent, 82 percent and 81 percent, respectively, of CareCentrix total net revenues, which in turn represented approximately 15 percent, 19 percent and 20 percent, respectively, of the Company’s total net revenues. The decrease in Cigna revenues as a percent of the Company’s total net revenues is primarily attributable to revenue growth in the Home Health segment and, for fiscal 2008, the CareCentrix Transaction.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent, 6 percent, and 8 percent of total net revenues for fiscal 2008, 2007 and 2006, respectively. As a result of the CareCentrix Transaction, beginning in the fourth quarter of fiscal 2008, the Company’s revenues associated with capitated agreements are immaterial.

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans.

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

In connection with the CareCentrix Transaction, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the CareCentrix Transaction and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during a six month period following the CareCentrix Transaction; at the end of the six month period, remaining proceeds that are not invested will be used for additional term loan repayments. The Company incurred debt issuance costs of approximately $0.5 million associated with the First Amendment, which are netted against the gain on sale of business, net in the Company’s consolidated financial statements.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of December 28, 2008, the consolidated leverage ratio was 2.2.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of December 28, 2008, the Company was in compliance with the covenants in the credit agreement.

The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. The administrative agent under the credit agreement has determined that the Company made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During fiscal 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix Transaction, made voluntary debt prepayments on the term loan of $1.0 million and borrowed and repaid $24.0 million under its revolving credit facility.

As of December 28, 2008, the Company had outstanding borrowings of $251.0 million under the term loan and outstanding letters of credit of $41.6 million. Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and to the facility’s swing line loan feature. As a result, the Company’s unused and available credit line had been effectively reduced from $54.9 million to $45.5 million at December 28, 2008 and subsequently increased to $49.5 million as a result of reductions in the Company’s outstanding letters of credit in January 2009.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Cash, Cash Equivalents and Restricted Cash in Note 2 to the Company’s consolidated financial statements for further discussion. The Company also had outstanding surety bonds of $1.9 million at December 28, 2008 and December 30, 2007.

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

Capital Expenditures

The Company’s capital expenditures for fiscal year 2008 were $24.0 million, as compared to $24.1 million for fiscal year 2007. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $20 million and $24 million for fiscal 2009. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $69.2 million as of December 28, 2008. During fiscal 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. As of December 28, 2008, the Company had operating funds of approximately $4.6 million exclusively relating to a non-profit hospice operation in Florida. Interest on all restricted funds accrues to the Company.

The Company held investments in auction rate securities (“ARS”) of $11.1 million at December 28, 2008. Based on the failures of auctions for these securities and the long-term maturities of the underlying securities (between three and 27 years), the Company reclassified its ARS as long-term investments on the Company’s consolidated balance sheet during the first quarter of 2008. Based on the Company’s expected operating cash flows, and its other sources of cash, the Company does not anticipate that the potential lack of liquidity on these investments will affect its ability to execute its current business plan. See Notes 2 and 4 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically throughout 2008. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

As of December 28, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock. See Notes 10 and 17 to the Company’s consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of December 28, 2008, the Company had outstanding borrowings of $251 million under the term loan of its credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 28, 2008 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations	$251,000	$—	$—	$251,000	$—
Capital lease obligations	2,098	910	1,008	180	—
Operating lease obligations	81,705	27,237	37,830	14,339	2,299
Purchase obligations	7,763	2,588	5,175	—	—

Total	$342,566	$30,735	$44,013	$265,519	$2,299

During fiscal 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix Transaction, made voluntary debt prepayments on the term loan of $1.0 million and repaid $24.0 million of borrowings under its revolving credit facility.

The Company had total letters of credit outstanding of approximately $41.6 million at December 28, 2008 and $20.1 million at December 30, 2007. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the workers’ compensation program and for certain other commitments. On April 7, 2008, the amount of collateral required under the Company’s insurance programs was reduced and, as such, the Company’s outstanding letters of credit were reduced by approximately $4.8 million. In January 2009, outstanding letters of credits were reduced by an additional $4.7 million to an aggregate amount of $36.9 million. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations as further discussed above under the caption “Cash Resources and Obligations.” In February 2008, the Company replaced $21.8 million of its segregated cash funds with additional letters of credit as collateral under the Company’s insurance programs. The Company also had outstanding surety bonds of $1.9 million at December 28, 2008 and December 30, 2007.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that working capital needs for fiscal 2009 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of the Company’s lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Additional items that could impact the Company’s liquidity are discussed under “Risk Factors” in Item 1A of this report.

Litigation and Government Matters

The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 11 to the Company’s consolidated financial statements.

Settlement Issues

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

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and indefinite-lived intangibles are not amortized into results of operations, but instead are reviewed for impairment, and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and indefinite-lived intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2008, 2007 and 2006. Goodwill amounting to $308.2 million and $276.1 million was reflected in the accompanying consolidated balance sheets as of December 28, 2008 and December 30, 2007, respectively. The Company had indefinite-lived intangible assets of $215.6 million and $183.0 million recorded as of December 28, 2008 and December 30, 2007, respectively.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under insurance programs, which include workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs, and prior to the CareCentrix Transaction, the cost of claims incurred but not reported. A description of the critical accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

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

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent, 6 percent, and 8 percent of total net revenues for fiscal 2008, 2007 and 2006, respectively; the majority of such revenues were generated from the Company’s CareCentrix business.

Prospective Payment System Reimbursements

Under PPS reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Effective January 1, 2008, revenue is no longer subject to adjustment if there are significant changes in the patient’s condition during the treatment period. However, there are now multiple thresholds for the number of therapy visits to be provided, increasing the complexity in determining the correct reimbursement rate, which may result in a greater number of episodes that are subject to revenue adjustments, although the adjustment amount per episode would decline. Deferred revenue of approximately $33.0 million and $29.0 million primarily relating to the PPS program was included in deferred revenue in the consolidated balance sheets as of December 28, 2008 and December 30, 2007, respectively.

Medicare Settlement Issues under Interim Payment System

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

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading “Government Matters— PRRB Appeal” in Note 11 to the consolidated financial statements included in this report, the Company received and recorded an aggregate of $10.4 million during fiscal 2004 in settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received and recorded $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports. The remaining 1999 cost report settlements of $1.9 million were received and recorded during fiscal 2006.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 28, 2008, December 30, 2007 and December 31, 2006 was $8.2 million, $9.4 million and $9.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 94 of this report.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized solely in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 3 to the Company consolidated financial statements.

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

The cost of claims incurred for fiscal years 2008, 2007 and 2006 was $189.6 million, $230.6 million and $212.7 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

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

Workers’ compensation and professional and general liability costs were $15.8 million, $16.6 million and $20.6 million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2008. For fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, employee health and welfare benefit costs were $47.8 million, $39.4 million and $30.3 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of December 28, 2008, the total amount of outstanding debt subject to interest rate fluctuations was $251.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.5 million per year, assuming a similar capital structure.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$69,201	$14,167
Restricted cash	—	22,014
Short-term investments	—	31,250
Receivables, less allowance for doubtful accounts of $8,227 and $9,437 at December 28, 2008 and December 30, 2007, respectively	177,201	207,801
Deferred tax assets	11,933	18,859
Prepaid expenses and other current assets	13,141	14,415

Total current assets	271,476	308,506
Long-term investments	11,050	—
Note receivable from affiliate	25,000	—
Investment in affiliate	23,264	—
Fixed assets, net	63,815	59,562
Intangible assets, net	250,432	211,602
Goodwill	308,213	276,100
Other assets	20,247	26,463

Total assets	$973,497	$882,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,304
Accounts payable	8,027	20,093
Payroll and related taxes	17,869	17,163
Deferred revenue	32,976	29,015
Medicare liabilities	6,680	7,985
Cost of claims incurred but not reported	—	24,321
Obligations under insurance programs	39,628	36,816
Other accrued expenses	40,895	42,282

Total current liabilities	146,075	179,979
Long-term debt	251,000	307,696
Deferred tax liabilities, net	64,262	48,572
Other liabilities	17,189	22,557
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 28,993,390 and 28,104,750 shares at December 28, 2008 and December 30, 2007, respectively	2,899	2,810
Additional paid-in capital	334,687	314,747
Retained earnings	161,057	7,608
Accumulated other comprehensive loss	(1,170)	(737)
Treasury stock, 129,703 and 59,063 shares at December 28, 2008 and December 30, 2007, respectively	(2,502)	(999)

Total shareholders’ equity	494,971	323,429

Total liabilities and shareholders’ equity	$973,497	$882,233

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net revenues	$1,300,438	$1,229,297	$1,106,588
Cost of services and goods sold	717,903	705,592	644,274

Gross profit	582,535	523,705	462,314
Selling, general and administrative expenses	(490,451)	(444,042)	(408,271)
Gain on sale of business, net	107,933	—	—
Interest expense	(19,377)	(27,285)	(24,685)
Interest income	2,290	3,204	3,284

Income before income taxes	182,930	55,582	32,642
Income tax expense	29,445	22,754	11,866

Income before equity in net loss of affiliate	153,485	32,828	20,776
Equity in net loss of affiliate	(35)	—	—

Net income	$153,450	$32,828	$20,776

Net income per common share:
Basic	$5.37	$1.18	$0.78

Diluted	$5.21	$1.15	$0.76

Weighted average shares outstanding:
Basic	28,578	27,798	26,480

Diluted	29,439	28,599	27,317

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED DECEMBER 28, 2008

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at January 1, 2006	23,034,954	2,303	225,847	(45,996)	—	—	182,154
Comprehensive income:
Net income	—	—	—	20,776	—	—	20,776
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(886)	—	(886)

Total comprehensive income	—	—	—	20,776	(886)	—	19,890
Income tax benefits associated with the exercise of non-qualified stock options	—	—	3,032	—	—	—	3,032
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	1,254,698	126	12,274	—	—	—	12,400
Issuance of stock in connection with Healthfield acquisition	3,194,137	319	53,016	—	—	—	53,335
Equity-based compensation expense	—	—	4,281	—	—	—	4,281
Treasury stock received from Healthfield escrow (47,489 shares)	—	—	—	—	—	(767)	(767)

Balance at December 31, 2006	27,483,789	2,748	298,450	(25,220)	(886)	(767)	274,325
Comprehensive income:
Net income	—	—	—	32,828	—	—	32,828
Unrealized gain on interest rate swap, net of tax	—	—	—	—	149	—	149

Total comprehensive income	—	—	—	32,828	149	—	32,977
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,665	—	—	—	1,665
Equity-based compensation expense	—	—	6,812	—	—	—	6,812
Issuance of stock upon exercise of							—
stock options and under stock plans for employees and directors	620,961	62	7,820	—	—	—	7,882
Treasury stock received from Healthfield escrow (11,574 shares)	—	—	—	—	—	(232)	(232)

Balance at December 30, 2007	28,104,750	2,810	314,747	7,608	(737)	(999)	323,429
Comprehensive income:
Net income	—	—	—	153,450	—	—	153,450
Unrealized loss on auction rate securities	—	—	—	—	(1,170)		(1,170)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	737	—	737

Total comprehensive income	—	—	—	153,450	(433)	—	153,017
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,723	—	—	—	2,723
Equity-based compensation expense	—	—	5,757	—	—	—	5,757
Issuance of stock upon exercise of							—
stock options and under stock plans for employees and directors	888,640	89	11,460	(1)	—	—	11,548
Treasury stock received from Healthfield escrow (70,640 shares)	—	—	—	—	—	(1,503)	(1,503)

Balance at December 28, 2008	28,993,390	$2,899	$334,687	$161,057	$(1,170)	$(2,502)	$494,971

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net income	$153,450	$32,828	$20,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,044	20,014	15,241
Amortization of debt issuance costs	1,753	1,063	1,028
Provision for doubtful accounts	11,010	9,939	9,425
Loss on disposal / writedown of fixed assets	—	—	844
Equity-based compensation expense	5,757	6,812	4,281
Reversal of tax audit reserves	—	(450)	(800)
Windfall tax benefits associated with equity-based compensation	(2,227)	(856)	(1,804)
Gain on sale of business, net	(107,933)	—	—
Equity in net loss of affiliate	35	—	—
Deferred income tax expense	14,127	20,923	10,841
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(25,555)	(36,423)	(2,424)
Prepaid expenses and other current assets	(2,118)	(3,531)	(2,344)
Accounts payable	127	499	(2,539)
Payroll and related taxes	(1,085)	1,078	(8,194)
Deferred revenue	1,337	8,892	(2,891)
Medicare liabilities	(2,165)	(1,247)	188
Cost of claims incurred but not reported	(2,829)	4,859	(5,814)
Obligations under insurance programs	2,807	906	2,414
Other accrued expenses	1,058	(2,381)	12,141
Other, net	1,107	(254)	1,078

Net cash provided by operating activities	70,700	62,671	51,447

INVESTING ACTIVITIES:
Purchase of fixed assets	(24,004)	(24,064)	(24,407)
Proceeds from sale of business, net of cash transferred	83,160	—	—
Acquisition of businesses, net of cash acquired	(60,736)	(3,820)	(210,314)
Purchase of short-term investments available-for-sale	(28,000)	(96,850)	(176,495)
Maturities of short-term investments available-for-sale	46,250	89,925	201,920
Withdrawal from restricted cash	22,014	—	—

Net cash provided by (used in) investing activities	38,684	(34,809)	(209,296)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,547	7,882	12,400
Windfall tax benefits associated with equity-based compensation	2,227	856	1,804
Borrowings under revolving credit facility	24,000	—	—
Proceeds from issuance of debt	—	—	370,000
Home Health Care Affiliates debt repayments	(7,420)	—	—
Healthfield debt repayments	—	—	(195,305)
Other debt repayments	(83,000)	(32,000)	(28,000)
Changes in book overdrafts	—	—	(1,395)
Debt issuance costs	(557)	—	(6,930)
Repayment of capital lease obligations	(1,147)	(1,329)	(432)

Net cash (used in) provided by financing activities	(54,350)	(24,591)	152,142

Net change in cash and cash equivalents	55,034	3,271	(5,707)
Cash and cash equivalents at beginning of year	14,167	10,896	16,603

Cash and cash equivalents at end of year	$69,201	$14,167	$10,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$21,081	$27,469	$17,268
Income taxes paid	$10,561	$2,389	$2,840

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:
Note receivable received in connection with the sale of CareCentrix	$25,000	$—	$—
Fair value of preferred stock received in connection with sale of CareCentrix	$23,299	$—	$—
Fixed assets acquired under capital lease	$675	$1,858	$513

During the fiscal year ended December 31, 2006, the Company issued 3,194,137 shares of common stock in connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006. Subsequent thereto, 70,640, 11,574 and 47,489 shares of common stock in 2008, 2007 and 2006, respectively, were transferred as treasury shares from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

For fiscal years 2008, 2007 and 2006, deferred tax benefits associated with stock compensation deductions of $2.7 million, $1.7 million and $3.0 million, respectively, have been credited to shareholders’ equity.

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Background and Basis of Presentation

Gentiva® Health Services, Inc. (“Gentiva” or the “Company”) provides comprehensive home health services throughout most of the United States. The Company conducts its operations through (i) its Home Health business segment, (ii) various smaller operating segments, including hospice, respiratory services and home medical equipment (“HME”), infusion therapy services and consulting, which are classified in the aggregate as “All Other” for segment reporting purposes, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment. See Note 16 for a description of the Company’s operating segments and financial information about its reportable segments.

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. See Notes 3 and 6 for additional information.

The Company’s consolidated statements of income presented herein included the results of operations of CareCentrix for all periods prior to the CareCentrix Transaction and the Company’s equity in the net earnings of CareCentrix Holdings Inc., the new holding company for CareCentrix, for the period from September 25, 2008 through December 28, 2008, the end of the Company’s 2008 fiscal year.

During 2008, 2007 and 2006, the Company completed several acquisitions as further described in Note 3. The most significant transaction related to the acquisition of The Healthfield Group, Inc. (“Healthfield”), a regional provider of home healthcare, hospice and related services, on February 28, 2006. In connection with the Healthfield acquisition, the Company entered into a $445 million Credit Agreement and a Guarantee and Collateral Agreement. The impact of these acquisitions and the related agreements is reflected in the Company’s results of operations and financial condition from their respective dates of acquisition. See Notes 3 and 7 for additional information.

Gentiva was incorporated in the State of Delaware on August 6, 1999 and became an independent publicly owned company on March 15, 2000.

Note 2.	Summary of Critical and Other Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and, for the period subsequent to the CareCentrix Transaction, include the Company’s equity in the net earnings of CareCentrix Holdings.

All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on the Sunday nearest to December 31st, which was December 28, 2008 for fiscal 2008, December 30, 2007 for fiscal 2007 and December 31, 2006 for fiscal 2006.

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

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under insurance programs, which include workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs, and prior to the CareCentrix Transaction, the cost of claims incurred but not reported.

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

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent, 6 percent, and 8 percent of total net revenues for fiscal 2008, 2007 and 2006, respectively; the majority of such revenues were generated from the Company’s CareCentrix business.

Prospective Payment System Reimbursements

Under PPS reimbursement, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, such as the severity of the patient’s condition, service needs and certain other factors, as well as applicable wage indices to give effect to geographic differences in wage levels. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60 day episodic period. Effective January 1, 2008, revenue is no longer subject to adjustment if there are significant changes in the patient’s condition during the treatment period. However, there are now multiple thresholds for the number of therapy visits to be provided, increasing the complexity in determining the correct reimbursement rate, which may result in a greater number of episodes that are subject to revenue adjustments, although the adjustment amount per episode would decline. Deferred revenue of approximately $33.0 million and $29.0 million primarily relating to the PPS program was included in deferred revenue in the consolidated balance sheets as of December 28, 2008 and December 30, 2007, respectively.

Medicare Settlement Issues under Interim Payment System

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

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of income in the period in which such gain contingencies are realized. As discussed further under the heading “Government Matters—PRRB Appeal” in Note 11, the Company received and recorded an aggregate of $10.4 million during fiscal 2004 in settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1997 and 1998 cost reports. During fiscal 2005, the Company received and recorded $3.6 million in partial settlement of the PRRB appeal relating to its 1999 cost reports. The remaining 1999 cost report settlements of $1.9 million were received and recorded during fiscal 2006.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2006, the Company recorded an incremental provision for doubtful accounts of approximately $1.5 million associated with the accounts receivable acquired in the Healthfield transaction. The allowance for doubtful accounts at December 28, 2008, December 30, 2007 and December 31, 2006 was $8.2 million, $9.4 million and $9.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 94 of this report.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized solely in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 3.

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

The cost of claims incurred for fiscal years 2008, 2007 and 2006 was $189.6 million, $230.6 million and $212.7 million, respectively. Differences in costs between fiscal years relate primarily to changes in business activity in the Company’s CareCentrix operations during the reported periods. Cost of claims incurred but not reported, including any changes in estimate relating thereto, are reflected in cost of services and goods sold in the Company’s consolidated statements of income. There has not been any material revisions in estimates of prior year costs related to cost of claims incurred for the periods presented in this filing.

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

Workers’ compensation and professional and general liability costs were $15.8 million, $16.6 million and $20.6 million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services and goods sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2008. For fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, employee health and welfare benefit costs were $47.8 million, $39.4 million and $30.3 million, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services and goods sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Other Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents. Restricted cash of $22.0 million at December 30, 2007 primarily represented segregated cash funds in a trust account designated as collateral under the Company’s insurance programs. The Company, at its option, could access the cash funds in the trust account by providing equivalent amounts of alternative collateral. In February 2008, the Company transferred the majority of its segregated cash funds to an operating account and replaced the collateral with an equivalent amount of letters of credit issued under the Company’s revolving credit facility. See Note 9. The Company had no restricted cash as of December 28, 2008.

The Company had operating funds of approximately $4.6 million and $5.8 million at December 28, 2008 and December 30, 2007, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

Effective September 25, 2008, the Company holds a 31 percent equity interest in CareCentrix Holdings Inc. and accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent, as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheet at December 28, 2008.

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

At December 28, 2008 and December 30, 2007, all such investments were categorized as available-for-sale. Available-for-sale investments are carried in the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is determined in accordance with the provisions of SFAS No. 157, “Fair Value Investments” (“SFAS 157”), as further discussed in Note 4. ARS are variable-rate debt securities with an interest rate that resets every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Due to the auction rate reset feature the Company classifies ARS as short-term investments. During fiscal 2008, the Company reclassified ARS of approximately $13 million to long-term investments and recorded an unrealized loss of approximately $1.9 million due to reduced liquidity for these securities as a result of failed auctions. The Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at the lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.4 million at December 28, 2008 and $2.3 million at December 30, 2007.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. See Note 8.

Home Medical Equipment

HME, which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. See Note 8.

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

The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or on the occasion of other events that indicate a potential impairment. The annual impairment test of goodwill and indefinite-lived intangibles was performed and indicated that there was no impairment for the fiscal years 2008, 2007 and 2006. Goodwill amounted to $308.2 million and $276.1 million at December 28, 2008 and December 30, 2007, respectively. Indefinite-lived intangible assets of $215.6 million at December 28, 2008 and $183.0 million as of December 30, 2007 were included in intangible assets, net in the consolidated balance sheets.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of December 28, 2008 and December 30, 2007 were as follows (in thousands):

	December 28, 2008			December 30, 2007
	Home Health	All Other	Total	Home Health	All Other	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(884)	(142)	(1,026)	(648)	(89)	(737)

Net covenants not to compete	314	133	447	550	186	736
Customer relationships	25,420	2,260	27,680	16,170	1,600	17,770	5-10 Years
Less: accumulated amortization	(5,819)	(645)	(6,464)	(3,390)	(362)	(3,752)

Net customer relationships	19,601	1,615	21,216	12,780	1,238	14,018
Tradenames	18,099	130	18,229	17,028	—	17,028	10 Years
Less: accumulated amortization	(5,005)	(11)	(5,016)	(3,217)	—	(3,217)

Net tradenames	13,094	119	13,213	13,811	—	13,811

Subtotal	33,009	1,867	34,876	27,141	1,424	28,565
Indefinite-lived intangible assets:
Certificates of need	211,530	4,026	215,556	179,011	4,026	183,037	Indefinite

Total identifiable intangible assets	$244,539	$5,893	$250,432	$206,152	$5,450	$211,602

Goodwill	$258,612	$49,601	$308,213	$231,513	$44,587	$276,100

For fiscal years 2008 and 2007, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of acquisitions the Company completed (see Note 3) and for fiscal 2007 goodwill decreased by $0.4 million as a result of adjustment of certain net operating loss carryforwards relating to Healthfield.

For the fiscal years 2008, 2007 and 2006 amortization expense approximated $4.8 million, $3.9 million and $3.3 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years approximates $5.1 million for fiscal year 2009, $5.0 million for fiscal year 2010, $4.8 million for fiscal years 2011 through 2012 and $4.4 million for fiscal year 2013.

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

The amounts set forth in the table above for “Indefinite-lived intangible assets—Certificates of need” reflect the value of CONs acquired during fiscal 2006 and thereafter. The Company valued these CONs using an income approach and determined that these CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with Paragraph 39 of SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

Gentiva has also classified the CONs as indefinite-lived, and therefore determined that the value of these CONs should not be amortized, in accordance with Paragraph 11 of SFAS No. 142. Paragraph 11 of SFAS No. 142 states that “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.

Accounting for Impairment and Disposal of Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets, including intangible assets, which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

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

The Company has several stock ownership and compensation plans, which are described more fully in Note 13.

Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts are as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net income	$153,450	$32,828	$20,776

Basic weighted average common shares outstanding	28,578	27,798	26,480
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	861	801	837

Diluted weighted average common shares outstanding	29,439	28,599	27,317

Net income per common share:
Basic	$5.37	$1.18	$0.78
Diluted	$5.21	$1.15	$0.76

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 14.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. As of December 28, 2008 and December 30, 2007, the Company had unamortized debt issuance costs of $3.8 million and $5.0 million, respectively, recorded in other assets.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position (“FSP”) that amends SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued a FSP that would exclude leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements. The Company is evaluating the impact that the adoption of SFAS 157 relating to non-financial assets and non-financial liabilities, and related guidance will have on the Company’s consolidated financial statements.

Note 3.	Dispositions and Acquisitions

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business, which was operated through Gentiva CareCentrix, Inc. (“CareCentrix”) and Gentiva Health Services IPA, Inc (“IPA”), pursuant to a Stock Purchase Agreement dated as of August 20, 2008 among the Company, Gentiva Health Services Holding Corp., a wholly-owned subsidiary of the Company (“Gentiva Holding”), and a wholly-owned subsidiary of Water Street Healthcare Partners II, L.P., a Chicago-based private equity firm focused exclusively on the healthcare industry (“Buyer”). A restructuring involving CareCentrix and IPA took place prior to the sale. The restructuring and subsequent sale are referred to herein as the “CareCentrix Transaction.” Total consideration for the CareCentrix Transaction approximated $135 million.

Pursuant to the restructuring, (i) Gentiva Holding contributed all of its rights, title and interests in and to all of the outstanding capital stock of IPA to CareCentrix, (ii) CareCentrix redeemed a portion of its outstanding shares of capital stock for two promissory notes issued to Gentiva Holding, namely (A) a redemption note in the principal amount of $38 million and (B) a seller note in the principal amount of $25 million, and (iii) Gentiva

Holding contributed all of its remaining shares of capital stock of CareCentrix to CareCentrix Holdings Inc., a wholly-owned subsidiary of Gentiva Holding (“CareCentrix Holdings”), in exchange for shares of preferred and common stock of CareCentrix Holdings.

In connection with the CareCentrix Transaction, total consideration to the Company consisted of: (i) cash proceeds of $84 million (which included payment in full of the $38 million redemption note), (ii) a $25 million note receivable bearing interest at 10 percent per annum, (iii) an estimated working capital adjustment of $1.4 million based on preliminary closing balance sheet, and (iv) reimbursement of $1.5 million of transaction related expenses incurred by the Company. In addition, the Company retained a 31 percent equity interest in CareCentrix Holdings, represented by 234,000 shares of preferred stock and 260,000 shares of common stock. The working capital adjustment is subject to change based on a final closing date balance sheet. Of the $84 million in cash proceeds received by the Company, $58 million was used to repay a portion of the Company’s term loan under its credit agreement on the closing date.

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company’s investment in common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at date of disposition was recorded at no value.

During fiscal year 2008, the Company recognized a pre-tax gain on the sale of approximately $107.9 million, net of approximately $6.5 million of transaction costs. Transaction costs included (i) approximately $4.7 million of professional fees and expenses, including fees associated with an amendment of the Company’s credit facility, (ii) $1.2 million related to the write-off of capitalized development costs for software that will not be utilized following the transaction, and (iii) $0.6 million in additional amortization of deferred debt issuance costs related to the debt repayment. Approximately $1.5 million of transaction costs were paid by the Buyer.

Based on the preliminary closing balance sheet, the following net assets were disposed of in the sale (in thousands):

Total
Cash	$306
Accounts receivable, net	52,896
Fixed assets, net	2,681
Other assets	666

Total assets	56,549
Accounts payable and accrued liabilities	(12,974)
Payroll and related taxes	(776)
Cost of claims incurred but not reported	(18,870)
Other accrued expenses	(3,365)

Total liabilities	(35,985)

Net assets disposed of	$20,564

Concurrent with the announcement of the CareCentrix Transaction, CareCentrix obtained an amendment to its contract with CIGNA Health Corporation (“Cigna”) which, among other things, extended the term of the contract through January 31, 2014 with automatic renewals thereafter for successive one year terms unless and until either party provides at least 90 days prior to written notice of its election not to renew prior to the beginning of the next term.

Effective September 25, 2008, the Company also entered into a (i) Transition Services Agreement with CareCentrix to provide certain information services, finance and other support services generally for a period of up to one year or until such time as each support service can be effectively transitioned to CareCentrix and (ii) Management Services Agreement with CareCentrix pursuant to which the Company will provide financial and management advisory services to CareCentrix for a period of up to three years.

The Company’s fiscal 2008 results of operations include the CareCentrix operating results through September 24, 2008 and include the Company’s equity in the net earnings of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008, the end of the Company’s fiscal year 2008.

Acquisitions

Hospice of Charleston

Effective August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, excluding transaction costs and subject to post-closing adjustments, which was funded from the Company’s existing cash reserves. The acquisition will allow the Company to expand its home health services to three CON counties in and around Charleston, South Carolina.

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

Home Health Care Affiliates, Inc.

Effective February 29, 2008, the Company completed the acquisition of 100 percent of the equity interest in Home Health Care Affiliates, Inc. (“HHCA”), a provider of home health and hospice services with 14 locations in Mississippi. Total consideration of $55.6 million, excluding transaction costs and subject to post-closing adjustments, consisted of cash of $48.0 million and assumption of HHCA’s existing debt and accrued interest, aggregating $7.4 million, which the Company paid off at the time of closing, net of cash acquired of $0.2 million. The Company funded the purchase price using (i) existing cash balances of $43.6 million and (ii) $12.0 million of borrowings under its existing revolving credit facility.

The Company acquired HHCA to expand and extend its services in the southeast United States. The Company had not previously provided any services in Mississippi, a state which requires providers to have a CON in order to operate a Medicare-certified home health agency. There have been no new CONs issued in Mississippi in recent years.

Baptist Home Care

Effective July 1, 2007, the Company acquired the home health operations as well as the respiratory and HME business of North Carolina Baptist Hospital pursuant to an asset purchase agreement. Total consideration of $3.8 million was paid in cash. The transaction, which included the acquisition of certain assets and the assumption of certain liabilities related to contracts and leases, was completed primarily to expand the Company’s home health offerings in North Carolina.

Carolina Vital Care and Lazarus House Hospice

Effective May 12, 2006, the Company acquired the assets of Carolina Vital Care, a home infusion pharmacy business based in Charlotte, North Carolina, and commitments related to certain contracts and office leases with respect to the period after the closing date, pursuant to an asset purchase agreement for a purchase price of $3.8 million. The transaction allowed the Company to expand home infusion services in the Carolinas.

Effective May 19, 2006, the Company acquired certain assets and the operations of Lazarus House Hospice, a not-for-profit provider of licensed hospice services based in Tennessee, pursuant to an asset purchase agreement for a purchase price of $0.7 million. The transaction allowed the Company to expand hospice services into Tennessee.

The Company’s acquisitions were accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations”. Accordingly, the results of operations for the acquisitions are included in the Company’s consolidated financial statements from the respective acquisition dates. The purchase prices were allocated to the underlying assets acquired and liabilities assumed based on their estimated fair market value at the dates of the acquisitions. The Company determines the estimated fair values based on discounted cash flows and management’s valuation of the intangible assets acquired.

The allocations of the purchase prices follow (in thousands):

	2008 Total	2007 Total
Cash	$1,072	$—
Accounts receivable, net	7,865	200
Fixed assets, net	1,178	222
Identifiable intangible assets	43,630	4,095
Goodwill	32,033	3,695
Other assets	48	114

Total assets acquired	85,826	8,326
Accounts payable and accrued liabilities	(1,071)	—
Short-term and long-term debt	(7,457)	—
Deferred tax liability	(8,913)	—
Other liabilities	(6,672)	(15)

Total liabilities assumed	(24,112)	(15)

Net assets acquired	$61,714	$8,311

The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Total Intangible Assets		Useful life
	2008	2007
Noncompete agreement	$—	$275	5 years
Tradenames	1,201	—	10 years
Customer relationships	9,910	3,120	10 years
Certificates of need	32,519	700	indefinite

Total	$43,630	$4,095

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of Healthfield, a regional provider of home healthcare, hospice and related services with approximately 130 locations primarily in eight southeastern states. Total consideration for the acquisition was $466.0 million in cash and shares of Gentiva common stock, including transaction costs of $11.2 million. Total consideration included $2.0 million in adjustments recorded since the acquisition to reflect a change in estimate relating to the final true-up of working capital and net debt as of the Healthfield closing date, as well as incremental closing costs. The Company received, in interim settlements of escrow claims, fair value through the return of shares of Gentiva common stock (see Note 11) as follows (in thousands, except share amounts):

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998

Total	$2,502	129,703

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

The Company acquired Healthfield to strengthen and expand the Company’s presence in the southeastern United States, which has favorable demographic trends and includes important CON states; diversify the Company’s business mix; provide a meaningful platform for the Company to enter the hospice business, as well as expansion into respiratory therapy and HME services and infusion therapy as a direct provider of services; and expand its specialty programs.

The transaction was accounted for in accordance with the provisions of SFAS No. 141. Accordingly, Healthfield’s results of operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on discounted cash flows, quoted market prices, and management’s valuation of the intangible assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of an adjustment made during fiscal 2007 as further described in “Goodwill and Other Intangible Assets” (in thousands):

Total
Cash	$13,705
Accounts receivable	48,716
Deferred tax assets	8,636
Fixed assets	12,912
Identifiable intangible assets	208,898
Goodwill	265,640
Other assets	3,074

Total assets	561,581
Accounts payable and accrued liabilities	(50,359)
Short-term and long-term debt	(195,305)
Deferred tax liability	(45,700)
Other liabilities	(899)

Total liabilities assumed	(292,263)

Net assets acquired	$269,318

The valuation and useful lives of the intangible assets by component and assignment to reportable segments are as follows (in thousands):

	Home Health	All Other	Total	Useful Life
Intangible assets:
Tradenames	$15,881	$—	$15,881	10 Years 10 Years Indefinite
Customer relationships	10,680	—	10,680
Certificates of need	178,311	4,026	182,337

Total	$204,872	$4,026	$208,898

Goodwill	$223,220	$42,420	$265,640

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

Fiscal Year 2006
Net revenues	$1,157,109
Net income	$20,959
Net income per common share:
Basic	$0.78
Diluted	$0.75
Weighted average shares outstanding:
Basic	26,981
Diluted	27,818

The pro forma results above reflect adjustments for (i) interest on debt incurred, at the Company’s weighted average interest rate of 7.1 percent as of the date of acquisition, (ii) amortization of identifiable intangibles related to the Healthfield acquisition and (iii) income tax provision at a normalized tax rate of 39 percent for each period. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s fiscal year.

Note 4.	Fair Value of Financial Instruments

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

Financial Assets

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and selected financial liabilities measured at fair value on a recurring basis was as follows (in thousands):

	December 28, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,969	$—	$—	$57,969
Municipal bonds	—	—	11,050	11,050

Total assets	$57,969	$—	$11,050	$69,019

Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheet at December 28, 2008. Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (“ARS”) whose underlying assets are student loans which are substantially backed by the federal government. Amortized cost of the bonds approximates $13.0 million at December 28, 2008. The securities have been classified as level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the maturities of the municipal bonds (which range between three and 27 years), the Company has classified $13.0 million of ARS as long-term investments on the Company’s consolidated balance sheet. In addition, while these ARS are categorized as available for sale, the Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

The carrying amount of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity.

The following table provides a summary of changes in fair value of the Company’s level 3 financial assets (in thousands):

Total
Balance at December 30, 2007	$—
Transfers in of level 3 securities	13,000
Unrealized loss on level 3 securities	(1,950)

Balance at December 28, 2008	$11,050

As of December 28, 2008, the Company had unrealized losses on ARS, net of tax, of $1.2 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

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

Note 5.	Net Revenues and Accounts Receivable

Net Revenues

Net revenues by major payer classification were as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Medicare	$716,074	$609,547	$509,049
Medicaid and Local Government	141,953	153,078	174,193
Commercial Insurance and Other	442,411	466,672	423,346

Total net revenues	$1,300,438	$1,229,297	$1,106,588

Net revenues in Home Health and All Other segments were derived from all major payer classes. CareCentrix net revenues were 100 percent attributable to the Commercial Insurance and Other payer source.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services, including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008, 2007 and 2006, Cigna accounted for approximately 81 percent, 82 percent and 81 percent, respectively, of CareCentrix total net revenues, which in turn represented approximately 15 percent, 19 percent and 20 percent, respectively, of the Company’s total net revenues.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent, 6 percent, and 8 percent of total net revenues for fiscal 2008, 2007 and 2006, respectively. As a result of the CareCentrix Transaction, beginning in the fourth quarter of fiscal 2008, the Company’s net revenues associated with capitated agreements are immaterial.

No other commercial payer accounted for 10 percent or more of the Company’s total net revenues in any of the reported periods.

Medicare MO 175 Issue

During fiscal 2004, CMS determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within 14 days immediately preceding admission to home healthcare (known as the “MO 175 issue”.) As a result, the Company had recorded Medicare liabilities relating to the MO 175 issue of $1.0 million in 2004 and $0.7 million in 2006 in connection with the Healthfield acquisition. In late December 2006, Medicare began recouping amounts for these items. In December 2008, Medicare announced it was no longer pursuing reimbursement for this issue for fiscal years 2001 through 2004 and, as such, the Company reversed the remaining reserve relating to the MO 175 issue of approximately $1.3 million into income.

Other Settlements

During the fourth quarter of fiscal 2008, the Company recorded a pre-tax charge of approximately $1.8 million in connection with changes in estimated settlements relating to reimbursement for services performed in prior years under various Federal, state and local programs.

Accounts Receivable

Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 28, 2008		December 30, 2007
Medicare	$117,311	63%	$93,992	43%
Medicaid and Local Government	21,384	12	21,818	10
Commercial Insurance and Other	46,733	26	101,428	47

Gross Accounts Receivable	185,428	100%	217,238	100%

Less: Allowance for doubtful accounts	(8,227)		(9,437)

Net Accounts Receivable	$177,201		$207,801

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $3.2 million and $6.9 million as of December 28, 2008 and December 30, 2007, respectively.

Note 6.	Note Receivable from and Investment in Affiliate

Effective September 25, 2008, the Company holds 31 percent equity of CareCentrix Holdings, whose CareCentrix subsidiary is a leading national provider of ancillary care benefit management services for major managed care organizations, which was formed in connection with a restructuring and subsequent sale of a 69 percent ownership interest to Water Street Healthcare Partners. The Company’s investment consists of 234,000 shares of preferred stock, carrying a 12 percent cumulative dividend, and 260,000 shares of common stock. The Company recorded its preferred stock investment at fair value of $23.3 million as of the transaction closing date, based on an independent valuation analysis of the preferred shares.

In accordance with the provisions of EITF Abstract 01-2, Interpretations of APB Opinion No. 29, Issue 9, the Company’s investment in common stock was recorded on a carryover basis; therefore, the carrying value of the common stock at September 25, 2008 was recorded at no value. The Company accounts for its investment in affiliate using the equity method of accounting and recognized approximately $35 thousand of equity in the net loss of affiliate for the period beginning with the date of sale (September 25, 2008) through December 28, 2008.

The Company also holds a $25 million convertible subordinated promissory note from CareCentrix, which bears interest at a fixed rate of 10 percent, payable quarterly provided that CareCentrix remains in compliance with its senior debt covenants. The principal is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings.

The Company has not elected fair value treatment of its note receivable from affiliate and investment in affiliate and related financial assets, except for the Company’s preferred stock investment in CareCentrix Holdings, under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).

The following provides summarized unaudited financial information for the unconsolidated significant equity investment in CareCentrix Holdings, for the balance sheet as of December 28, 2008 and for the period September 25, 2008 through December 28, 2008, as indicated below (in thousands):

December 28, 2008
Current assets	$69,245
Noncurrent assets	$152,661
Current liabilities	$(51,185)
Noncurrent liabilities	$(89,758)

For the Period from September 25, 2008 through December 28, 2008
Net revenue	$86,330
Gross profit	$15,611
Net loss	$(113)

Note 7.	Restructuring, Integration Costs and Other Special Charges

During fiscal years 2008, 2007 and 2006, the Company recorded restructuring and integration costs and other special charges aggregating $2.7 million, $2.4 million and $7.7 million, respectively, as further discussed below.

CareCentrix Restructuring Activities

During fiscal 2006, the Company recorded charges of $0.7 million in connection with a restructuring plan, initiated in the fourth quarter of fiscal 2005, associated with its CareCentrix operations. This plan included the closing and consolidation of two regional care centers in response to changes primarily in the nature of services provided to Cigna members under an amended contract which became effective February 1, 2006. The Company completed this restructuring during the second quarter of fiscal 2006.

Integration Activities

The Company recorded charges of $2.3 million and $6.1 million during fiscal years 2007 and 2006, respectively, in connection with integration activities relating to the Healthfield acquisition. Charges included severance costs in connection with the termination of personnel, discretionary bonuses to certain employees in connection with the Healthfield acquisition, write-off of prepaid fees in connection with the former credit facility that was terminated on February 28, 2006, and the write-off of developed software for which there was determined to be minimal value. During fiscal 2008, the Company recorded $2.7 million of charges related to back office and system integration, as well as professional fees and other costs associated with its merger and acquisition activities.

All Other Restructuring Activities

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

The costs incurred and cash expenditures associated with restructuring and integration activities during fiscal years 2008, 2007 and 2006 were as follows (in thousands):

	Compensation and Severance Costs	Facility Lease Costs	Other Special Charges	Total
Beginning balance at January 1, 2006	$770	$—	$—	$770
Charge in 2006	4,648	723	2,342	7,713
Cash expenditures	(4,137)	(723)	(1,638)	(6,498)
Asset write off	—	—	(702)	(702)

Ending balance at December 31, 2006	1,281	—	2	1,283
Charge in 2007	1,218	247	868	2,333
Cash expenditures	(1,958)	(247)	(870)	(3,075)

Ending balance at December 30, 2007	$541	$—	$—	$541

Charge in 2008	882	83	1,738	2,703
Cash expenditures	(1,324)	(83)	(1,738)	(3,145)

Ending balance at December 28, 2008	$99	$—	$—	$99

Fiscal 2002

In connection with a restructuring plan adopted in fiscal year 2002, the Company had remaining lease obligations of $0.2 million and $0.3 million at December 28, 2008 and December 30, 2007, respectively. During the fiscal year 2007, the Company recorded a positive adjustment of $0.8 million in selling, general and administrative expenses in connection with the extension of a sub-lease agreement.

The balance of unpaid charges relating to all restructuring and integration activities aggregated $0.3 million at December 28, 2008 and $0.8 million at December 30, 2007, which was included in other accrued expenses in the consolidated balance sheets.

Note 8.	Fixed Assets, Net

(in thousands)	Useful Lives	December 28, 2008	December 30, 2007
Land	Indefinite	$730	$1,180
Building	30 Years	2,938	2,938
Computer equipment and software	3-5 Years	92,659	85,634
Home medical equipment	4 Years	15,595	12,050
Furniture and fixtures	5 Years	30,645	30,419
Leasehold improvements	Lease Term	16,375	15,281
Machinery and equipment	5 Years	5,345	4,512

		164,287	152,014
Less accumulated depreciation		(100,472)	(92,452)

		$63,815	$59,562

Depreciation expense was approximately $17.2 million in fiscal 2008, $16.1 million in fiscal 2007 and $11.9 million in fiscal 2006.

During fiscal 2008 and fiscal 2006, the Company recorded a write-down of approximately $0.5 million and $0.7 million, respectively (see Note 7) relating to developed software for which it was determined there was minimal future value. In connection with the CareCentrix Transaction, the Company recorded a $1.2 million write-off of capitalized development costs for software that will not be utilized following the transaction.

Computer equipment and software at December 28, 2008 and December 30, 2007 included deferred software development costs of $31.8 million and $26.3 million, respectively, primarily related to the Company’s LifeSmart clinical management system which is in development and is not yet being depreciated.

At December 28, 2008 and December 30, 2007, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets was $5.4 million and $5.1 million, respectively.

Note 9.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million repayable in quarterly installments of 1 percent per annum (with the remaining balance due at maturity on March 31, 2013) and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans.

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

In connection with the CareCentrix Transaction, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the CareCentrix Transaction and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during a six month period following the CareCentrix Transaction; at the end of the six month period, remaining proceeds that are not invested will be used for additional term loan repayments. The Company incurred debt issuance costs of approximately $0.5 million associated with the First Amendment, which are netted against the gain on sale of business, net in the Company’s consolidated financial statements.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of December 28, 2008, the consolidated leverage ratio was 2.2.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of December 28, 2008, the Company was in compliance with the covenants in the credit agreement.

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

The credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013. The required quarterly installment payments are reduced by prepayments the Company may make. The administrative agent under the credit agreement has determined that the Company made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During fiscal 2008, the Company made a $58.0 million payment on its term loan from the proceeds of the CareCentrix Transaction, made voluntary debt prepayments on the term loan of $1.0 million and borrowed and repaid $24.0 million under its revolving credit facility.

As of December 28, 2008, the Company had outstanding borrowings of $251.0 million under the term loan and outstanding letters of credit of $41.6 million. Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and to the facility’s swing line loan feature. As a result, the Company’s unused and available credit line had been effectively reduced from $54.9 million to $45.5 million at December 28, 2008 and subsequently increased to $49.5 million as a result of reductions in the Company’s outstanding letters of credit in January 2009.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. See Cash, Cash Equivalents and Restricted Cash in Note 2 for further discussion. The Company also had outstanding surety bonds of $1.9 at December 28, 2008 and December 30, 2007.

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

Other

The Company has equipment capitalized under capital lease obligations. At December 28, 2008 and December 30, 2007, long-term capital lease obligations were $1.2 million and $1.6 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.9 million and $1.4 million at December 28, 2008 and December 30, 2007, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For fiscal 2008 and fiscal 2007, net interest expense was approximately $17.1 million and $24.1 million, respectively, consisting primarily of interest expense of $19.4 million and $27.3 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $2.3 million and $3.2 million, respectively, earned on investments and existing cash balances. The decrease in interest expense related primarily to (i) the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings, (ii) lower Eurodollar rates between fiscal years 2007 and 2008, and (iii) lower outstanding borrowings under the Company’s term loan facility in the fiscal 2008 period.

Note 10.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006. As of December 28, 2008, the Company had remaining authorization to repurchase an aggregate of 683,396 shares of its outstanding common stock.

Note 11.	Legal Matters

Litigation

In addition to the matters referenced in this Note 11, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business or financial condition of the Company.

Indemnifications

Healthfield

Upon the closing of the acquisition of Healthfield on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund is subject to staged releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Disbursements made to the Company from the escrow fund covering interim claims the Company had made against the escrow fund are as follows (in thousands, except share amounts);

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998

Total	$2,502	129,703

The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

HHCA and PHHC

Upon the closing of HHCA on February 29, 2008, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. On May 20, 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to owners of the selling company. Upon the acquisition of PHHC effective June 1, 2008, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company. PHHC and HHCA had common ownership interests prior to their acquisition by the Company.

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

Note 12.	Commitments

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases was $31.4 million in 2008, $27.5 million in 2007 and $25.6 million in 2006.

Future minimum rental commitments and sublease rentals for all non-cancelable leases at December 28, 2008 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2009	$28,272	$1,035	$27,237
2010	22,011	400	21,611
2011	16,220	—	16,220
2012	10,860	—	10,860
2013	3,479	—	3,479
Thereafter	2,299	—	2,299

Note 13.	Equity-Based Compensation Plans

In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the “2004 Plan”) as a replacement for the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. As of December 28, 2008, the Company had 1,371,276 shares available for issuance under the 2004 Plan.

In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which was most recently amended and restated as of December 31, 2007. Under the plan, each non-employee director receives an annual deferred stock unit award valued at $55,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 131,472 shares were available for future grants as of December 28, 2008. During fiscal 2008, 2007 and 2006, the Company issued stock units or shares in the amounts of 21,825, 23,229 and 20,787, respectively, under the plan. As of December 28, 2008, 130,435 stock units were outstanding under the plan.

In 1999, the Company adopted an ESPP, as amended on February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to provide an aggregate of 2,400,000 shares of common stock available for issuance under the ESPP. All employees of the Company, who were employed for 60 days or more prior to the beginning of an offering period and who customarily worked at least twenty hours per week, were eligible to purchase stock under this plan. The Compensation Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP was the lesser of 85 percent of the fair market value of the Company’s common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. Effective January 2008, the offering period under the ESPP was changed from six months to three months and the purchase price of shares under the ESPP is now 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. In addition, all employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. As of December 28, 2008, 415,362 shares of common stock were available for future issuance under the ESPP. During fiscal 2008, 2007, and 2006, the Company issued 326,760, 131,745 and 273,904 shares, respectively, under the ESPP. In January 2009, the Company issued 48,264 shares under the ESPP relating to the three month offering period ended December 31, 2008.

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with SFAS 123(R). Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award. The Company used the modified prospective method of transition under which compensation expense is recognized for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remained unvested on the date of adoption. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FASB Staff Position No. FAS 123(R) (the “long method”) as of the adoption of SFAS 123(R). For awards that were partially vested at the date that SFAS 123(R) was adopted, the Company elected to reflect the assumed proceeds, related to the tax benefits to be recorded in additional paid-in capital (“APIC”), by the amount in which the hypothetical APIC pool would be increased (or decreased) upon exercise of the award. In accordance with the modified prospective method of transition to SFAS 123(R), the Company has not restated prior period financial statements to reflect compensation expense under SFAS 123(R).

Stock option grants in fiscal years 2008 through 2006 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four.

The Company recorded equity-based compensation expense of $5.8 million for fiscal 2008, $6.8 million for fiscal 2007, and $4.3 million for fiscal 2006, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS 123(R).

The weighted-average fair values of the Company’s stock options granted during fiscal 2008, 2007 and 2006, calculated using the Black-Scholes option-pricing model and other assumptions, are as follows:

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Weighted average fair value of options granted	$6.27	$7.07	$7.26
Risk-free interest rate	3.64%	4.69%	4.78%
Expected volatility	30%	30%	35%
Contractual life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%

For stock options granted during the fiscal 2008, 2007 and 2006 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s ESPP, using the Black-Scholes option pricing model. Assumptions for fiscal years 2008, 2007, and 2006 are as follows:

	Fiscal Year Ended
	December 28, 2008				December 30, 2007		December 31, 2006
	1st Offering Period	2nd Offering Period	3rd Offering Period	4th Offering Period	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	1.22%	1.94%	1.45%	0.05%	5.09%	5.01%	4.42%	5.30%
Expected volatility	31%	35%	40%	81%	30%	23%	32%	34%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of December 28, 2008 and changes during the fiscal year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 30, 2007	3,350,198	$14.23
Granted	852,500	18.60
Exercised	(562,027)	9.42
Cancelled	(291,419)	18.27

Balance as of December 28, 2008	3,349,252	$15.80	6.8	$37,392,650

Exercisable Options	1,449,520	$11.99	4.9	$21,692,780

During fiscal 2008, the Company granted 852,500 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $18.60 and a weighted-average, grant-date fair value of $6.27. The total intrinsic value of options exercised during fiscal year 2008 and fiscal year 2007 was $7.7 million and $4.5 million, respectively.

As of December 28, 2008, the Company had $4.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of options that vested during fiscal 2008 was $3.5 million. There were no options that vested during fiscal 2007.

For the period beginning December 29, 2008 through March 6, 2009, the Company issued 868,700 stock options, of which 62,500 are performance based options, at a weighted-average exercise price of $26.68 per share.

Note 14.	Income Taxes

Comparative analyses of the provision (benefit) for income taxes follows (in thousands):

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$11,904	$206	$(706)
State and local	3,414	1,625	1,731

	15,318	1,831	1,025

Deferred:
Federal	12,401	18,899	11,490
State and local	1,726	2,024	(649)

	14,127	20,923	10,841

Income tax expense	$29,445	$22,754	$11,866

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for fiscal 2008, 2007 and 2006 is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.2	5.2	6.9
Recognition of state net operating loss carryforwards	—	—	(2.1)
Sale of CareCentrix	(21.4)	—	—
Decrease in state valuation allowance	—	(0.8)	(1.7)
Impact of equity-based compensation	0.2	2.2	3.5
Resolution of prior period tax matters	—	(0.8)	(2.5)
Deferred tax impact rate changes	—	—	(1.7)
Other	0.1	0.1	(1.0)

Effective tax rate	16.1%	40.9%	36.4%

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 28, 2008	December 30, 2007
Deferred tax assets
Current:
Reserves and allowances	$7,543	$9,947
Federal net operating loss and other carryforwards	—	4,628
Other	4,390	4,284

Total current deferred tax assets	11,933	18,859
Noncurrent:
Intangible assets	35,781	42,996
State net operating loss carryforwards	7,140	7,958
Less: state NOL valuation allowance	(3,808)	(4,076)
Capital loss carryforward	8,861	—
Less: capital loss valuation allowance	(8,528)	—
Other	3,615	—

Total noncurrent deferred tax assets	43,061	46,878

Total assets	54,994	65,737

Deferred tax liabilities:
Noncurrent:
Fixed assets	(3,575)	(1,750)
Intangible assets	(87,660)	(80,667)
Developed software	(13,295)	(11,463)
Acquisition reserves	(1,545)	(1,545)
Other	(1,248)	(25)

Total non-current deferred tax liabilities	(107,323)	(95,450)

Net deferred tax liabilities	$(52,329)	$(29,713)

At December 28, 2008, current net deferred tax assets were $11.9 million and non-current net deferred tax liabilities were $64.2 million.

At December 28, 2008, the Company had utilized all federal tax credit carryforwards and federal net operating loss carryforwards. The CareCentrix Transaction resulted in the recognition of a pre-tax gain with no related tax provision. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, the Company had a capital loss carryover at December 28, 2008 of $22.2 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $8.9 million. A valuation allowance of $8.5 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization. In addition, the Company had state net operating loss carryforwards of approximately $143 million, which expire between 2009 and 2028. Deferred tax assets relating to state net operating loss carryforwards approximate $7.1 million. A valuation allowance of $3.8 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s state net operating losses, the benefit of which, if realized, will be credited to goodwill.

On January 1, 2007, the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. The implementation of FIN 48 had no significant impact on the Company’s consolidated financial statements. At December 28, 2008, the Company had $4.1 million of unrecognized tax benefits, $1.9 million of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 30, 2007	$4,662
Additions for tax positions of the current year	114
Reductions for tax positions of prior years for:
Changes in judgement	(412)
Settlements during the period	(63)
Lapses of applicable statute of limitations	(183)

Balance as of December 28, 2008	$4,118

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of December 28, 2008 and December 30, 2007, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions.

As of December 28, 2008, the Company is subject to federal income tax examinations for the tax years 2004 through 2008. The company is currently under a federal income examination for the tax years 2004 through 2006. In the major state jurisdictions under which the Company is subject to income tax, tax years 2005 through 2008 remain subject to examination, with the exception of Arizona, Michigan and Texas, for which tax years 2004 through 2008 remain subject to examination.

Note 15.	Benefit Plans for Permanent Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 28, 2008 and December 30, 2007, totaling approximately $14.6 million and $19.7 million, respectively, are included in other assets and other liabilities on the accompanying consolidated balance sheets.

Company contributions under the defined contribution plans were approximately $6.6 million in 2008, $4.2 million in 2007 and $4.5 million in 2006.

Note 16.	Business Segment Information

The Company’s operations involve servicing patients and customers through its two reportable business segments: Home Health and, prior to September 25, 2008, CareCentrix. The Company’s smaller operating segments, including hospice, respiratory and HME, infusion therapy services and consulting are classified in the aggregate as “All Other” for segment reporting purposes. See Notes 3 and 6.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides®, which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment;

•	Gentiva Neurorehabilitation, which helps patients who have experienced a neurological injury or condition by removing the obstacles to healing in the patient’s home; and

•	Gentiva Senior Health, which addresses the needs of patients with age-related diseases and issues to effectively and safely stay in their homes.

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases.

CareCentrix

Prior to September 25, 2008, the CareCentrix segment encompassed Gentiva’s ancillary care benefit management and the coordination of integrated homecare services for managed care organizations and health benefit plans. CareCentrix operations provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, HME, respiratory products, orthotics and prosthetics, and services for managed care organizations and health benefit plans. CareCentrix accepted case referrals from a wide variety of sources, verified eligibility and benefits and transferred case requirements to the providers for services to the patient. CareCentrix provided services to its customers, including the fulfillment of case requirements, care management, provider credentialing, eligibility and benefits verification, data reporting and analysis, and coordinated centralized billing for all authorized services provided to the customer’s enrollees.

All Other

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

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including special items and restructuring and integration costs) directly attributable to the specific segment. Intersegment revenues primarily represent Home Health segment revenues generated from services provided to the CareCentrix segment. Segment assets represent net accounts receivable, inventory, HME, identifiable intangible assets, goodwill, investment in affiliate and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Health segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

Net revenues by major payer source are as follows (in thousands):

	Fiscal Year
(Dollars in millions)	2008	2007	2006
Medicare:
Home Health	$648.0	$549.2	$455.3
Other	68.1	60.3	53.8

Total Medicare	716.1	609.5	509.1
Medicaid and Local Government	141.9	153.1	174.2
Commercial Insurance and Other:
Paid at episodic rates	53.2	29.3	8.1
Other	389.2	437.4	415.2

Total Commercial Insurance and Other	442.4	466.7	423.3

Total net revenue	$1,300.4	$1,229.3	$1,106.6

Revenues from Cigna amounting to $189.5 million, $239.2 million and $216.0 million for the fiscal years 2008, 2007 and 2006, respectively, were included in the CareCentrix segment.

Net revenues associated with All Other are as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Hospice	$70,431	$67,148	$62,214
Respiratory services and HME	42,269	38,410	28,608
Infusion therapies	11,410	11,741	10,155
Consulting services	4,119	4,498	3,683

Total net revenues	$128,229	$121,797	$104,660

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix		All Other		Total
Fiscal year ended December 28, 2008
Net revenue—segments	$942,526		$232,717	(1)	$128,229		$1,303,472

Intersegment revenues							(3,034)

Total net revenue							$1,300,438

Operating contribution	$151,235	(2)	$18,074	(1)	$12,535		$181,844

Corporate expenses							(67,716	)(2)
Depreciation and amortization							(22,044)
Gain on sale of business, net							107,933
Interest expense, net							(17,087)

Income before income taxes							$182,930

Segment assets	$662,399		$—		$81,254		$743,653

Corporate assets							229,844

Total assets							$973,497

Fiscal year ended December 30, 2007
Net revenue—segments	$821,829		$290,786		$121,797		$1,234,412

Intersegment revenues							(5,115)

Total net revenue							$1,229,297

Operating contribution	$122,053	(2)	$29,070		$13,821	(2)	$164,944

Corporate expenses							(65,268	)(2)
Depreciation and amortization							(20,013)
Interest expense, net							(24,081)

Income before income taxes							$55,582

Segment assets	$572,134		$52,925		$72,729		$697,788

Intersegment assets							(253)
Corporate assets							184,698

Total assets							$882,233

Fiscal year ended December 31, 2006
Net revenue—segments	$746,893	(4)	$267,539	(5)	$104,660		$1,119,092

Intersegment revenues							(12,504)

Total net revenue							$1,106,588

Operating contribution	$94,477	(4)	$24,740	(5)	$18,612	(4)	$137,829

Corporate expenses							(68,545	)(4)
Depreciation and amortization							(15,241)
Interest expense, net							(21,401)

Income before income taxes							$32,642

Segment assets	$556,593	(3)	$49,204		$79,390	(3)	$685,187

Intersegment assets							(829)
Corporate assets							159,524

Total assets							$843,882

(1)	For fiscal year 2008, CareCentrix results reflect activity through September 24, 2008, the day immediately prior to the effective date of the CareCentrix Transaction. Subsequent to September 24, 2008, the Company accounted for its 31 percent equity interest in the net earnings of affiliates based on the equity method and as such recorded a $35 thousand loss in the 2008 period.

(2)	For fiscal years 2008 and 2007, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration, and merger and acquisition activities (dollars in millions):

	Fiscal Year
	2008	2007
Home Health	$0.4	$0.6
All Other	—	0.1
Corporate expenses	2.3	1.7

Total	$2.7	$2.4

For fiscal year 2007, corporate expenses included a net charge of $0.3 million relating to an adjustment of remaining lease obligations associated with a 2002 restructuring plan and various other adjustments. See Note 7.

(3)	During fiscal 2007, the Company identified a misclassification of goodwill, as of December 31, 2006, between its All Other segment, associated with the Company’s acquisition of Healthfield in 2006, and the Home Health segment. This misclassification resulted in a reduction in All Other segment goodwill by approximately $26.3 million and an increase in Home Health goodwill by the same amount. Fiscal year 2006 segment assets have been revised accordingly.

(4)	The Home Health segment net revenues and operating contribution for fiscal 2006 included funds received of $1.9 million related to the $5.5 million settlement of the Company’s appeal filed with the PRRB related to the reopening of all of its 1999 Medicare cost reports. See Note 11.

Home Health operating contribution for fiscal 2006 included costs of $2.3 million and corporate expenses included costs of $3.9 million for fiscal 2006 in connection with integration activities relating to the Healthfield acquisition. All Other operating contribution for fiscal 2006 included costs of $0.9 million relating to a restructuring plan. See Note 7.

In addition, for the fiscal year ended December 31, 2006, corporate expenses included a credit of approximately $0.9 million relating to legal settlements.

(5)	For fiscal year 2006, CareCentrix included restructuring costs of $0.7 million associated with the restructuring relating to the closing and consolidation of two regional care centers. See Note 7.

In addition, net revenue and operating contribution for fiscal 2006 included an increase of $0.6 million which represented incremental revenue relating to a classification change of a CareCentrix contract.

Note 17.	Subsequent Events

Divestiture

The Company has entered into an Asset Purchase Agreement with Andventure Inc., doing business as Loving Care Agency and Links2Care, for the sale of six home health branch offices in four cities that specialize in pediatric home health care and also provide adult home health aide services. These offices comprise more than 80 percent of the Company’s current pediatric care operations.

The transaction is expected to close in the first quarter of 2009, subject to customary approvals. The Company does not expect the transaction to have a material impact on the Company’s results of operations and financial position.

Stock Repurchase

During March 2009, the Company repurchased 327,828 shares of its common stock under a previously approved stock repurchase program for a total cost of approximately $4.8 million. The Company’s credit agreement provides for a limit of $5 million for repurchases of the Company’s common stock and the Company does not anticipate any further repurchases in fiscal 2009.

Note 18.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended December 28, 2008
Net revenues	$323,722	$346,225	$347,561		$282,930
Gross profit	136,523	151,480	150,980		143,552
Income before income taxes (1)	13,217	20,592	127,090	(2)	22,031	(3)
Net income	7,723	12,024	120,892	(2)	12,811
Earnings Per Share:
Net income—basic	0.27	0.42	4.21		0.44
Net income—diluted	0.27	0.41	4.07		0.43
Weighted average shares outstanding:
Basic	28,282	28,497	28,687		28,845
Diluted	29,043	29,240	29,718		29,861

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended December 30, 2007
Net revenues	$299,542	$307,277	$309,082		$313,396
Gross profit	129,421	131,001	130,041		133,242
Income before income taxes (1)	12,034	15,433	13,988		14,127	(4)
Net income	6,839	8,952	8,191		8,846
Earnings Per Share:
Net income—basic	0.25	0.32	0.29		0.32
Net income—diluted	0.24	0.31	0.28		0.31
Weighted average shares outstanding:
Basic	27,530	27,703	27,955		28,006
Diluted	28,439	28,540	28,802		28,781

(1)	Income before income taxes for each of the fiscal 2008 and fiscal 2007 quarters includes a charge relating to restructuring and integration costs as follows (in thousands): (See Note 7.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 28, 2008	$261	$433	$1,407	$601
Fiscal year ended December 30, 2007	$975	$645	$556	$257

(2)	Income before income taxes and net income for the third quarter of fiscal 2008 included a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.5 million, in connection with the CareCentrix Transaction. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, no tax expense was recorded and a capital loss carryforward was created in connection with the CareCentrix Transaction. See Notes 3 and 14.

(3)	Income before income taxes for the fourth quarter of fiscal 2008 included a positive adjustment of approximately $1.3 million associated with the MO 175 issue, offset by a change in estimates relating to various state and local programs of approximately $1.8 million.

(4)	Income before income taxes for the fourth quarter of fiscal 2007 included a net charge of $0.3 million relating to an adjustment of remaining lease obligations associated with a 2002 restructuring plan and various other adjustments.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 28, 2008

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 28, 2008	$9,437	$11,010	$(12,220	)(1)	$8,227
For the year ended December 30, 2007	9,805	9,939	(10,307)		9,437
For the year ended December 31, 2006	8,657	9,425	(8,277)		9,805

Valuation allowance on deferred tax assets:
For the year ended December 28, 2008	$4,076	$8,528	$(268)		$12,336
For the year ended December 30, 2007	4,191	529	(644)		4,076
For the year ended December 31, 2006	4,124	617	(550)		4,191

(1)	Includes a $2.6 million reduction in allowance for doubtful accounts associated with the CareCentrix Transaction.

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

The Board of Directors of the Company has an Audit Committee comprised of four independent directors. The Audit Committee meets at least quarterly with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2008. The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 96.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc and Subsidiaries (the “Company”) at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 14 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

March 12, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 95 and 96, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

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

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2009 Proxy Statement.

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

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2009 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2009 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2009 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(3) Exhibit

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent (3)

10.2	Executive Officers Bonus Plan, as amended (6)*

10.3	1999 Stock Incentive Plan (7)*

10.4	2004 Equity Incentive Plan (8)*

10.5	Amendment No. 1 to 2004 Equity Incentive Plan (9)*

10.6	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.7	Employee Stock Purchase Plan, as amended (10)*

10.8	2005 Nonqualified Retirement Plan (9)*

10.9	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.10	Second Amendment to 2005 Nonqualified Retirement Plan *+

Exhibit Number	Description
10.11	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.12	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

10.13	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva (12)*

10.14	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva (10)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.15	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (13)*

10.16	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (13)*

10.17	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (14)*

10.18	Severance Agreement dated February 28, 2008 with Tony Strange (14)*

10.19	Letter dated January 5, 2009 to Tony Strange as to compensation *+

10.20	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (15)*

10.21	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (16)*

10.22	Annual performance goals for 2008 for bonuses payable under Executive Officers Bonus Plan (17)*

10.23	Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (18) (confidential treatment requested as to portions of this document)

10.24	Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19) (confidential treatment requested as to portions of this document)

10.25	Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (20) (confidential treatment requested as to portions of this document)

10.26	Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (21) (confidential treatment requested as to portions of this document)

10.27	Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (21)

10.28	Fifth Amendment dated October 27, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (22) (confidential treatment requested as to portions of this document)

10.29	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (22) (confidential treatment requested as to portions of this document)

Exhibit Number	Description
10.30	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (23) (confidential treatment requested as to portions of this document)

10.31	Eighth Amendment dated March 12, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (10) (confidential treatment requested as to portions of this document)

10.32	Ninth Amendment dated February 4, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (14) (confidential treatment requested as to portions of this document)

10.33	Tenth Amendment dated August 20, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (11) (confidential treatment requested as to portions of this document)

10.34	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (24)

10.35	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (25)

10.36	First Amendment dated as of August 20, 2008 to Credit Agreement among Gentiva Health Services, Inc. and Lehman Commercial Paper Inc. (26)

10.37	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (25)

10.38	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (25)

10.39	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (25)

10.40	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (26)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 30, 2007.
(11)	Incorporated herein by the reference to Form 10-Q of Company for the period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(13)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(14)	Incorporated herein by reference to Form 10-Q of Company for quarterly period ended March 30, 2008.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(16)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed March 17, 2008.
(18)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.
(19)	Incorporated herein by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.
(20)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.
(22)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended January 1, 2006.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 1, 2007.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 12, 2009	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2009	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer, President and Chief Operating Officer
and Director (Principal Executive Officer)

Date: March 12, 2009	By:	/S/ JOHN R. POTAPCHUK
John R. Potapchuk
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

Date: March 12, 2009	By:	/S/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 12, 2009	By:	/S/ STUART R. LEVINE
Stuart R. Levine
Director

Date: March 12, 2009	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Director

Date: March 12, 2009	By:	/S/ MARY O’NEIL MUNDINGER
Mary O’Neil Mundinger
Director

Date: March 12, 2009	By:	/S/ STUART OLSTEN
Stuart Olsten
Director

Date: March 12, 2009	By:	/S/ JOHN A. QUELCH
John A. Quelch
Director

Date: March 12, 2009	By:	/S/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 12, 2009	By:	/S/ JOSH S. WESTON
Josh S. Weston
Director

Date: March 12, 2009	By:	/S/ GAIL R. WILENSKY
Gail R. Wilensky
Director

Date: March 12, 2009	By:	/S/ RODNEY D. WINDLEY
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Form of Rights Agreement dated March 2, 2000 between the Company and EquiServe Trust Company, N.A., as rights agent (3)

10.2	Executive Officers Bonus Plan, as amended (6)*

10.3	1999 Stock Incentive Plan (7)*

10.4	2004 Equity Incentive Plan (8)*

10.5	Amendment No. 1 to 2004 Equity Incentive Plan (9)*

10.6	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.7	Employee Stock Purchase Plan, as amended (10)*

10.8	2005 Nonqualified Retirement Plan (9)*

10.9	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.10	Second Amendment to 2005 Nonqualified Retirement Plan *+

10.11	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.12	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

10.13	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige and Brian D. Silva (12)*

10.14	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige and Brian D. Silva (10)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige and Mr. Silva provide for payments of 12 months of severance)

10.15	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (13)*

10.16	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (13)*

10.17	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (14)*

10.18	Severance Agreement dated February 28, 2008 with Tony Strange (14)*

10.19	Letter dated January 5, 2009 to Tony Strange as to compensation *+

Exhibit Number	Description
10.20	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (15)*

10.21	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (16)*

10.22	Annual performance goals for 2008 for bonuses payable under Executive Officers Bonus Plan (17)*

10.23	Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (18) (confidential treatment requested as to portions of this document)

10.24	Amendment dated January 1, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (19) (confidential treatment requested as to portions of this document)

10.25	Second Amendment dated May 9, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (20) (confidential treatment requested as to portions of this document)

10.26	Amendment dated July 15, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (21) (confidential treatment requested as to portions of this document)

10.27	Fourth Amendment dated September 29, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (21)

10.28	Fifth Amendment dated October 27, 2005 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (22) (confidential treatment requested as to portions of this document)

10.29	Sixth Amendment dated January 25, 2006 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (22) (confidential treatment requested as to portions of this document)

10.30	Seventh Amendment dated January 25, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (23) (confidential treatment requested as to portions of this document)

10.31	Eighth Amendment dated March 12, 2007 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (10) (confidential treatment requested as to portions of this document)

10.32	Ninth Amendment dated February 4, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (14) (confidential treatment requested as to portions of this document)

10.33	Tenth Amendment dated August 20, 2008 to Managed Care Alliance Agreement between CIGNA Health Corporation and Gentiva CareCentrix, Inc. entered into as of January 1, 2004 (11) (confidential treatment requested as to portions of this document)

10.34	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (24)

10.35	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (25)

Exhibit Number	Description
10.36	First Amendment dated as of August 20, 2008 to Credit Agreement among Gentiva Health Services, Inc. and Lehman Commercial Paper Inc. (26)

10.37	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (25)

10.38	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (25)

10.39	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (25)

10.40	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (26)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated April 8, 2004.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 30, 2007.
(11)	Incorporated herein by the reference to Form 10-Q of Company for the period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(13)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(14)	Incorporated herein by reference to Form 10-Q of Company for quarterly period ended March 30, 2008.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(16)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed March 17, 2008.
(18)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2003.

(19)	Incorporated herein by reference to Form 10-K, as amended, of Company for the fiscal year ended January 2, 2005.
(20)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 3, 2005.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 2, 2005.
(22)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended January 1, 2006.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 1, 2007.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
*	Management contract or compensatory plan or arrangement
+	Filed herewith