Form 10-Q
period 2009-03-29
GENTIVA HEALTH SERVICES INC
filed 2009-05-08
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 1, 2009, was 28,938,895.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 29, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$79,559	$69,201
Short-term investments	2,550	—
Receivables, less allowance for doubtful accounts of $7,504 and $8,227 at March 29, 2009 and December 28, 2008, respectively	181,591	177,201
Deferred tax assets	13,363	11,933
Prepaid expenses and other current assets	15,766	13,141

Total current assets	292,829	271,476
Long-term investments	8,500	11,050
Note receivable from affiliate	25,000	25,000
Investment in affiliate	23,542	23,264
Fixed assets, net	65,159	63,815
Intangible assets, net	249,228	250,432
Goodwill	308,155	308,213
Other assets	20,290	20,247

Total assets	$992,703	$973,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,433	$8,027
Payroll and related taxes	26,738	17,869
Deferred revenue	38,407	32,976
Medicare liabilities	7,154	6,680
Obligations under insurance programs	39,102	39,628
Other accrued expenses	39,533	40,895

Total current liabilities	157,367	146,075
Long-term debt	237,000	251,000
Deferred tax liabilities, net	66,299	64,262
Other liabilities	17,071	17,189
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 29,260,138 and 28,993,390 shares at March 29, 2009 and December 28, 2008, respectively	2,926	2,899
Additional paid-in capital	341,176	334,687
Retained earnings	179,079	161,057
Accumulated other comprehensive loss	(900)	(1,170)
Treasury stock, 457,531 and 129,703 shares at March 29, 2009 and December 28, 2008, respectively	(7,315)	(2,502)

Total shareholders’ equity	514,966	494,971

Total liabilities and shareholders’ equity	$992,703	$973,497

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 29, 2009	March 30, 2008
Net revenues	$288,917	$321,633
Cost of services and goods sold	140,809	185,110

Gross profit	148,108	136,523
Selling, general and administrative expenses	(125,355)	(117,880)
Gain on sale of assets, net	5,832	—
Interest expense	(3,192)	(6,093)
Interest income	801	667

Income before income taxes	26,194	13,217
Income tax expense	8,450	5,494

Income before equity in net earnings of affiliate	17,744	7,723
Equity in net earnings of affiliate	278	—

Net income	$18,022	$7,723

Net income per common share:
Basic	$0.62	$0.27

Diluted	$0.60	$0.27

Weighted average shares outstanding:
Basic	28,944	28,282

Diluted	29,829	29,043

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	For the Three Months Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES:
Net income	$18,022	$7,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,487	5,151
Amortization of debt issuance costs	399	287
Provision for doubtful accounts	1,410	2,600
Equity-based compensation expense	1,805	1,736
Windfall tax benefits associated with equity-based compensation	(547)	(1,235)
Loss on sale of auction rate securities	450	—
Gain on sale of assets, net	(5,832)	—
Equity in net earnings of affiliate	(278)	—
Deferred income tax expense	427	4,848
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(5,800)	(19,598)
Prepaid expenses and other current assets	(2,565)	(2,151)
Accounts payable	(1,594)	3,911
Payroll and related taxes	8,869	9,102
Deferred revenue	5,431	809
Medicare liabilities	474	271
Cost of claims incurred but not reported	—	(1,590)
Obligations under insurance programs	(526)	(354)
Other accrued expenses	(678)	(3,324)
Other, net	42	(51)

Net cash provided by operating activities	24,996	8,135

INVESTING ACTIVITIES:
Purchase of fixed assets	(5,671)	(6,624)
Proceeds from sale of assets, net of cash transferred	5,619	—
Acquisition of businesses, net of cash acquired	—	(47,405)
Purchase of short-term investments available-for-sale	—	(28,000)
Maturities of short-term investments available-for-sale	—	44,900

Net cash used in investing activities	(52)	(37,129)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,899	4,119
Windfall tax benefits associated with equity-based compensation	547	1,235
Borrowings under revolving credit facility	—	12,000
Home Health Care Affiliates debt repayments	—	(7,420)
Repayments under the Company's term loan	(14,000)	—
Debt issuance costs	—	(432)
Repurchases of common stock	(4,813)
Repayment of capital lease obligations	(219)	(307)

Net cash (used in) provided by financing activities	(14,586)	9,195

Net change in cash and cash equivalents	10,358	(19,799)
Cash and cash equivalents at beginning of period	69,201	36,181

Cash and cash equivalents at end of period	$79,559	$16,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,117	$5,702
Income taxes paid	$1,489	$417
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Fixed assets acquired under capital lease	$15	$301

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

During the first quarter of fiscal 2009, the Company sold assets associated primarily with branches that specialized in pediatric home health care services and recorded a gain on sale, net of transaction costs, of approximately $5.8 million. See Note 3 for additional information.

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. The Company’s consolidated statement of income for the three months ended March 30, 2008 presented herein includes the results of CareCentrix. The Company’s consolidated statement of income for the three months ended March 29, 2009 includes the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix.

Effective February 29, 2008, the Company completed the acquisition of Home Health Care Affiliates, Inc. (“HHCA”), a provider of home health and hospice services in the state of Mississippi. The impact of this acquisition has been reflected in the Company’s results of operations and financial condition from the closing date. See Note 3 for additional information.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 and pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements. The interim financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. Prior year income statement line items have been modified to conform with current year presentation.

2.	Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents.

The Company had operating funds of approximately $4.9 million and $4.6 million at March 29, 2009 and December 28, 2008, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

As of September 25, 2008, the Company held a 31 percent equity interest in CareCentrix Holdings Inc. The Company’s ongoing ownership interest could be subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets at March 29, 2009 and December 28, 2008.

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

        At March 29, 2009 and December 28, 2008, the Company held approximately $13.0 million of investments categorized as available-for-sale. Available-for-sale investments are carried in the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is determined in accordance with the provisions of SFAS No. 157, “Fair Value Investments” (“SFAS 157”), as further discussed in Note 5. ARS are variable-rate debt securities with an interest rate that resets every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.

        During the first quarter of 2009, the Company contracted to sell $3.0 million of the $13.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with the sale, the Company recognized an impairment loss of approximately $0.4 million which was reflected in interest expense in the Company’s consolidated statement of income for the quarter ended March 29, 2009 and classified the fair value of these securities of approximately $2.6 million as short term investments on the Company’s consolidated balance sheet as of March 29, 2009.

The Company expects to have the ability to hold the unsold securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.5 million at March 29, 2009 and $2.4 million at December 28, 2008.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of March 29, 2009 and December 28, 2008, fixed assets, net were $65.2 million and $63.8 million, respectively, and included capitalized software of $33.7 million and $31.8 million, respectively, which is in development and is not yet being depreciated.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $3.6 million at March 29, 2009 and $3.8 million at December 28, 2008, recorded in other assets.

Home Medical Equipment

Home medical equipment (“HME”), which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At March 29, 2009 and December 28, 2008, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets, was $5.2 million and $5.4 million, respectively.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability costs were $4.0 million and $3.4 million for the quarters ended March 29, 2009 and March 30, 2008, respectively.

For the quarters ended March 29, 2009 and March 30, 2008, employee health and welfare costs were $13.9 million and $11.2 million, respectively.

Reclassifications and Revisions

Certain reclassifications have been made to the 2008 first quarter statement of income to conform to the current year presentation. The primary impact of the reclassifications was to reduce (i) net revenues in All Other and (ii) cost of services and goods sold by approximately $2.1 million in the 2008 first quarter relating to the reimbursement of nursing home room and board charges for hospice patients.

3.	Dispositions and Acquisitions

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash and recorded a receivable of $0.6 million for the balance of the consideration, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at March 29, 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.8 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the three months ended March 29, 2009.

Acquisitions

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

The transaction was accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations.” Accordingly, HHCA’s results of operations are included in the Company’s consolidated financial statements from the acquisition date, February 29, 2008.

4.	Note Receivable from and Investment in Affiliate

As of September 25, 2008, the Company held a 31 percent equity interest in CareCentrix Holdings Inc., whose CareCentrix subsidiary is a leading national provider of ancillary care benefit management services for major managed care organizations. The Company’s ongoing ownership interest could be subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in affiliate using the equity method of accounting and recognized approximately $0.3 million of equity in the net earnings of affiliate for the three months ended March 29, 2009.

The Company holds a $25 million convertible subordinated promissory note from CareCentrix, which bears interest at a fixed rate of 10 percent, payable quarterly provided that CareCentrix remains in compliance with its senior debt covenants. The principal is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings Inc., or a sale of CareCentrix Holdings Inc.

The following provides summarized unaudited financial information for the unconsolidated significant equity investment in CareCentrix Holdings Inc., as of March 29, 2009 and for the three months ended March 29, 2009, as indicated below (in thousands):

March 29, 2009
Current assets	$72,225
Noncurrent assets	$151,251
Current liabilities	$(53,468)
Noncurrent liabilities	$(90,477)

For the Three Months Ended March 29, 2009
Net revenue	$86,467
Gross profit	$15,863
Net income	$897

5.	Fair Value of Financial Instruments

The Company accounts for the fair value of its financial instruments in accordance with SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

Financial Assets

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and selected financial liabilities measured at fair value on a recurring basis was as follows (in thousands):

	March 29, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$72,156	$—	$—	$72,156
Municipal bonds	—	—	11,050	11,050

Total assets	$72,156	$—	$11,050	$83,206

Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheet at March 29, 2009. Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Amortized cost of the bonds approximates $13.0 million at March 29, 2009. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the maturities of the municipal bonds (which range between three and 27 years), the Company then classified $13.0 million of ARS as long-term investments on the Company’s consolidated balance sheet.

During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with the sale, the Company recognized an impairment loss of approximately $0.4 million which was reflected in interest expense in the Company’s consolidated statement of income for the quarter ended March 29, 2009 and classified the fair value of these securities of approximately $2.6 million as short term investments on the Company’s consolidated balance sheet as of March 29, 2009.

The securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. In addition, while the ARS are categorized as available for sale, the Company expects to have the ability to hold these securities to maturity or until such time as the credit market recovers, and therefore the Company does not consider these securities to be other than temporarily impaired.

The Company had no changes in fair value of the Company’s Level 3 financial assets during the first quarter of fiscal 2009.

As of March 29, 2009, the Company had unrealized losses on ARS, net of tax, of $0.9 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and certain other current liabilities approximates fair value because of their short maturity.

6.	New Accounting Standards

        In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 applies only to financial statement disclosures, it does not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009, and this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements as to how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009, and this standard did not have a material impact on the Company’s consolidated financial statements.

7.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in millions):

	First Quarter
	2009	2008	Percentage Variance
Medicare
Home Health	$186.1	$145.1	28.2%
All Other	20.0	16.2	23.8%

Total Medicare	206.1	161.3	27.8%
Medicaid and Local Government	28.1	31.6	(10.9%)
Commercial Insurance and Other:
Paid at episodic rates	16.1	11.1	44.7%
Other	38.6	117.6	(67.3%)

Total Commercial Insurance and Other	54.7	128.7	(57.6%)

Total net revenues	$288.9	$321.6	(10.2%)

Net revenues in the Home Health and All Other operating segments are derived from all major payer classes. CareCentrix net revenues in the first quarter of 2008 were 100 percent attributable to the Commercial Insurance and Other payer source. CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 20 percent of the Company’s total net revenues for the first quarter of fiscal 2008.

Net revenues generated under capitated agreements with managed care payers were approximately 5 percent of total net revenues for the first quarter of fiscal 2008. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated agreements are immaterial for the first quarter of fiscal 2009.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 29, 2009	December 28, 2008
Medicare	$123,932	$117,311
Medicaid and Local Government	18,680	21,384
Commercial Insurance and Other	46,483	46,733

Gross Accounts Receivable	189,095	185,428
Less: Allowance for doubtful accounts	(7,504)	(8,227)

Net Accounts Receivable	$181,591	$177,201

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $4.3 million and $3.2 million as of March 29, 2009 and December 28, 2008, respectively.

8.	Restructuring, Integration and Other Special Charges

During the first quarter of fiscal 2009 and 2008, the Company recorded charges of $0.9 million and $0.3 million, respectively, in connection with restructuring and integration activities, as well as professional fees and other costs associated with its merger and acquisition activities. Charges during the fiscal 2009 and 2008 periods included severance costs in connection with the termination of personnel and facility lease and other costs. Additional integration costs to be incurred during fiscal 2009, largely related to corporate and back office integration, are expected to be in a range between $2.0 million and $4.0 million.

The costs incurred and cash expenditures associated with integration and merger and acquisition activities by component were as follows (in thousands):

	Compensation and Severance Costs	Facility Lease Costs	Other Special Charges	Total
Ending balance at December 30, 2007	$541	$259	$—	$800
Charge in first quarter 2008	148	135	—	283
Cash expenditures	(368)	(179)	—	(547)

Ending balance at March 30, 2008	$321	$215	$—	$536

Ending balance at December 28, 2008	99	160	—	$259
Charge in first quarter 2009	763	25	110	898
Cash expenditures	(333)	(47)	(110)	(490)

Ending balance at March 29, 2009	$529	$138	$—	$667

The balance of unpaid charges relating to all restructuring, integration, and merger and acquisition activities aggregated $0.7 million at March 29, 2009 and $0.3 million at December 28, 2008, which was included in other accrued expenses in the Company’s consolidated balance sheets.

9.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of March 29, 2009 and December 28, 2008 were as follows (in thousands):

	March 29, 2009			December 28, 2008
	Home Health	All Other	Total	Home Health	All Other	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(943)	(156)	(1,099)	(884)	(142)	(1,026)

Net covenants not to compete	255	119	374	314	133	447
Customer relationships	25,420	2,260	27,680	25,420	2,260	27,680	5-10 Years
Less: accumulated amortization	(6,495)	(719)	(7,214)	(5,819)	(645)	(6,464)

Net customer relationships	18,925	1,541	20,466	19,601	1,615	21,216
Tradenames	18,099	130	18,229	18,099	130	18,229	10 Years
Less: accumulated amortization	(5,458)	(14)	(5,472)	(5,005)	(11)	(5,016)

Net tradenames	12,641	116	12,757	13,094	119	13,213

Subtotal	31,821	1,776	33,597	33,009	1,867	34,876
Indefinite-lived intangible assets:
Certificates of need	211,605	4,026	215,631	211,530	4,026	215,556	Indefinite

Total identifiable intangible assets	$243,426	$5,802	$249,228	$244,539	$5,893	$250,432

Goodwill	$258,612	$49,543	$308,155	$258,612	$49,601	$308,213

For the first quarter of fiscal 2009, the Company recorded amortization expense of approximately $1.3 million as compared to $1.0 million for the corresponding period of fiscal 2008. The estimated amortization expense for the remainder of 2009 is $3.8 million and for each of the next five succeeding years approximates $5.0 million for fiscal year 2010, $4.8 million for fiscal years 2011 and 2012, $4.4 million for fiscal year 2013, and $4.0 million for fiscal year 2014.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 29, 2009	March 30, 2008
Net income	$18,022	$7,723

Basic weighted average common shares outstanding	28,944	28,282
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	885	761

Diluted weighted average common shares outstanding	29,829	29,043

Net income per common share:
Basic	$0.62	$0.27
Diluted	$0.60	$0.27

11.	Long-Term Debt

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

In connection with the disposition of 69 percent of its equity interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets associated with certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided the lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The applicable margin component of interest rates under the credit agreement is based on the Company’s consolidated leverage ratio as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of March 29, 2009, the consolidated leverage ratio was 2.0.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of March 29, 2009, the Company was in compliance with the covenants in the credit agreement.

To assist in managing the potential interest rate risk associated with its floating rate term loan under the credit agreement, on July 3, 2006, the Company entered into a two year interest rate swap agreement with a notional value of $170 million, which terminated effective June 29, 2008. Under the swap agreement, the Company paid a fixed rate of 5.665 percent per annum plus an applicable margin (7.665 percent per annum for the period August 1, 2007 through February 13, 2008 and 7.415 percent per annum for the period February 14, 2008 through June 29, 2008) on the $170 million rather than a fluctuating rate plus an applicable margin.

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended March 29, 2009, the Company made payments of $14 million on its term loan. As of March 29, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.9 million. Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At March 29, 2009, the Company’s unused and available credit line was $49.5 million.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $1.9 million at both March 29, 2009 and December 28, 2008.

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

Other

The Company has equipment capitalized under capital lease obligations. At March 29, 2009 and December 28, 2008, long-term capital lease obligations were $1.0 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.9 million at both March 29, 2009 and December 28, 2008, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

For the first quarter of fiscal 2009 and 2008, net interest expense was approximately $2.4 million and $5.4 million, respectively, consisting primarily of interest expense of $3.2 million and $6.1 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $0.7 million, respectively, earned on investments and existing cash balances. Interest expense for the three months ended March 29, 2009 also included a $0.4 million realized loss on one of the Company’s auction rate securities. The decrease in interest expense between the first quarters of 2008 and 2009 related primarily to (i) lower Eurodollar rates in the 2009 period, (ii) lower outstanding borrowings under the Company’s term loan and revolving credit facility in the 2009 period and (iii) the reduction in the Company’s consolidated leverage ratio which has triggered reductions in the margins on term loan and revolving credit borrowings between the 2008 and 2009 periods, offset somewhat by the realized loss noted above.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 29, 2009 were as follows (in thousands except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 28, 2008	28,993,390	$2,899	$334,687	$161,057	$(1,170)	$(2,502)	$494,971
Comprehensive income:
Net Income	—	—	—	18,022	—	—	18,022
Realized loss on auction rate securities, net of tax	—	—	—	—	270	—	270

Total Comprehensive Income	—	—	—	18,022	270	—	18,292
Income tax benefits associated with the exercise of non-qualified stock options	—	—	813	—	—	—	813
Equity-based compensation expense	—	—	1,805	—	—	—	1,805
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	266,748	27	3,871	—	—	—	3,898
Repurchase of common stock at cost (additional 327,828 shares for a total of 457,531)	—	—	—	—	—	(4,813)	(4,813)

Balance at March 29, 2009	29,260,138	$2,926	$341,176	$179,079	$(900)	$(7,315)	$514,966

Comprehensive income amounted to $18.3 million and $7.2 million for the first quarter of fiscal 2009 and fiscal 2008, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the three months ended March 29, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. As of March 29, 2009, the Company had remaining authorization to repurchase an aggregate of 355,568 shares of its outstanding common stock. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

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

The Company provides an ESPP, under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the plan regardless of their actual or scheduled hours of service.

Stock option grants in fiscal 2009 and fiscal 2008 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For the first quarter of fiscal 2009, the Company recorded equity-based compensation expense of $1.8 million as compared to $1.7 million for the corresponding period of fiscal 2008, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). The weighted-average fair values of the Company’s stock options granted during the first three months of fiscal 2009 and fiscal 2008, calculated using the Black-Scholes option pricing model and other assumptions, are as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Weighted average fair value of options granted	$8.87	$6.32
Risk-free interest rate	1.54%	3.65%
Expected volatility	34%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the first quarter of fiscal 2009 and 2008, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2009 and fiscal 2008 are as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
	1st Offering Period	1st Offering Period
Risk-free interest rate	0.20%	1.22%
Expected volatility	116%	31%
Expected life	0.25 years	0.25 years
Expected dividend yield	0%	0%

A summary of Gentiva stock option activity as of March 29, 2009 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 28, 2008	3,349,252	$15.80
Granted	868,700	26.68
Exercised	(218,484)	11.94
Cancelled	(47,250)	19.26

Balance as of March 29, 2009	3,952,218	$18.36	7.3	—

Exercisable Options	1,694,909	$13.80	5.3	$2,378,777

During the first three months of fiscal 2009, the Company granted 868,700 stock options to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $26.68 and a weighted-average, grant-date fair value of $8.87. Included in this grant were 62,500 performance-based options granted to the Chief Executive Officer at an exercise price of $28.17. These options will vest when the Company’s Compensation Committee certifies that certain defined performance targets based upon cumulative EBITDA margin growth over the 2008 base year have been met for the fiscal years 2010 through 2012, with 50 percent eligible to vest following fiscal year 2010 and 25 percent eligible to vest following each of fiscal years 2011 and 2012. The total intrinsic value of options exercised during the three months ended March 29, 2009 and March 30, 2008 was $2.6 million and $3.9 million, respectively.

As of March 29, 2009, the Company had $9.3 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of options that vested during the first three months of fiscal 2009 was $3.1 million.

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

Home Health Care Affiliates, Inc. and Physicians Home Health Care

The Company acquired HHCA, a provider of home health and hospice services in the state of Mississippi, on February 29, 2008. Upon the closing of HHCA, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. On May 20, 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to owners of the selling company. The Company acquired the assets of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services in Colorado, effective June 1, 2008. Upon the acquisition of PHHC, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company. PHHC and HHCA had common ownership interests prior to their acquisition by the Company.

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

Pediatric Services Disposition

The Company has agreed to guarantee the indemnification obligations of certain of the Company’s subsidiaries to the purchaser of assets associated with certain branch offices that specialized primarily in pediatric home health care services and related adult home care services that were sold effective March 14, 2009. The indemnification obligations generally related to representations, warranties, covenants and agreements made by such subsidiaries in the related asset purchase agreement, as well as to such subsidiaries’ related pre-closing operations, liabilities, claims and proceedings. The representations and warranties made by the Company’s subsidiaries, with certain exceptions, generally survive for a period of two years from the closing date. The maximum aggregate liability of the Company for any breaches of such representations or liabilities is $6.0 million.

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

The Company recorded a federal and state income tax provision of $8.5 million for the first quarter of fiscal 2009, of which $8.0 million represented a current tax provision and $0.5 million represented a deferred tax provision.

The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 32.3 percent for the first three months of 2009 is due to a reduction of the capital loss carryforward valuation allowance (approximately 9.2 percent), offset by (i) the impact of equity-based compensation (approximately 0.6 percent) and (ii) state taxes and other items (approximately 5.9 percent).

The Company recorded a federal and state income tax provision of $5.5 million for the first quarter of fiscal 2008, of which $0.6 million represented a current tax provision and $4.9 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first three months of 2008 was primarily due to (i) the impact of equity-based compensation (approximately 1.2 percent) and (ii) state taxes and other items, partially offset by tax exempt interest (approximately 5.4 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	March 29, 2009	December 28, 2008
Deferred tax assets:
Current:
Reserves and allowances	$8,420	$7,543
Other	4,943	4,390

Total current deferred tax assets	13,363	11,933
Noncurrent:
Intangible assets	33,915	35,781
State net operating loss carryforwards	6,940	7,140
Less: state NOL valuation allowance	(3,808)	(3,808)
Capital loss carryforward	6,461	8,861
Less: capital loss valuation allowance	(6,128)	(8,528)
Other	3,765	3,615

Total noncurrent deferred tax assets	41,145	43,061

Total deferred tax assets	54,508	54,994

Deferred tax liabilities:
Noncurrent:
Fixed assets	(3,474)	(3,575)
Intangible assets	(87,148)	(87,660)
Developed software	(14,024)	(13,295)
Acquisition reserves	(1,545)	(1,545)
Other	(1,254)	(1,248)

Total non-current deferred tax liabilities	(107,445)	(107,323)

Net deferred tax liabilities	$(52,937)	$(52,329)

At March 29, 2009, the Company had a capital loss carryforward of $16.2 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $6.5 million. A valuation allowance of $6.1 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization.

In addition, the Company had state net operating loss carryforwards of approximately $138.8 million, which expire between 2009 and 2028. Deferred tax assets relating to state net operating loss carryforwards approximated $6.9 million. A valuation allowance of $3.8 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s net operating losses in various states, the benefit of which, if realized, will be credited to goodwill.

At March 29, 2009 and December 28, 2008, the Company had approximately $9.3 million and $3.0 million, respectively, of Federal and state taxes payable recorded in other accrued expenses on the Company’s consolidated balance sheets.

The IRS federal income tax audit for years 2005 and 2006 is expected to be finalized within one year. The audit results may have an impact on the effective tax rate.

16.	Business Segment Information

The Company’s operations involve servicing patients and customers through (i) its Home Health business segment, (ii) various smaller operating segments, including hospice, respiratory services and home medical equipment (“HME”), infusion therapy services and consulting, which are classified in the aggregate as “All Other” for segment reporting purposes, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment.

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

Corporate Expenses

Corporate expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment, including equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and reporting, tax and risk management, procurement, marketing, compliance, legal and human resource benefits and administration.

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

For the first quarter of fiscal 2009 and 2008, net revenues relating to the Company’s participation in Medicare amounted to $206.1 million and $161.3 million, respectively, of which $186.1 million and $145.1 million, respectively, were included in the Home Health segment and $20.0 million and $16.2 million, respectively, were included in All Other.

Revenues from Cigna amounting to $63.8 million for the first quarter of fiscal 2008 were included in the CareCentrix segment.

Net revenues associated with All Other are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Hospice	$17,610	$13,962
Respiratory services and HME	10,595	9,944
Infusion therapies	2,357	2,736
Consulting services	1,009	1,087

Total net revenues	$31,571	$27,729

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix (1)	All Other	Total
For the three months ended March 29, 2009 (unaudited)
Net revenue - segments	$257,745		$—	$31,571	$289,316

Intersegment revenues					(399)

Total net revenue					$288,917

Operating contribution	$43,225	(2)	$—	$3,230	$46,455

Corporate expenses					(18,215	)(2)
Depreciation and amortization					(5,487)
Gain on sale of assets, net					5,832
Interest expense, net					(2,391)

Income before income taxes					$26,194

Segment assets	$664,558		$—	$82,072	$746,630

Corporate assets					246,073

Total assets					$992,703

For the three months ended March 30, 2008 (unaudited)
Net revenue - segments	$217,000		$77,848	$27,729	$322,577

Intersegment revenues					(944)

Total net revenue					$321,633

Operating contribution	$31,202	(2)	$6,326	$2,845	$40,373

Corporate expenses					(16,579	)(2)
Depreciation and amortization					(5,151)
Interest expense, net					(5,426)

Income before income taxes					$13,217

Segment assets	$641,719		$57,237	$78,305	$777,261

Intersegment assets					(309)
Corporate assets					150,411

Total assets					$927,363

(1)	CareCentrix results are included in the above table for the three months ended March 30, 2008. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business.

(2)	For the first quarter of fiscal years 2009 and 2008, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration, and merger and acquisition activities (dollars in millions):

	First Quarter
	2009	2008
Home Health	$0.1	$0.1
Corporate expenses	0.8	0.2

Total	$0.9	$0.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its 2008 Annual Report on Form 10-K and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 and in other filings with the SEC.

Prior year income statement line items have been modified to conform to current year presentation.

Overview

        Gentiva Health Services, Inc. is a leading provider of comprehensive home health services. Gentiva serves patients through more than 380 locations, and, until September 25, 2008, through CareCentrix, which provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; respiratory therapy and HME; infusion therapy services; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The federal and state government programs are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s home health services to patients. For example, in late February 2009, President Barack Obama released the outline of his proposed 2010 budget for the United States. The budget outline included, among other things, a provision to create a reserve fund to pay for a portion of the cost of reforming the country’s healthcare system. The budget outline indicated that a portion of the reserve fund would be funded through “improvements in Medicare home health payments to align with costs”. In early May 2009, the President provided additional details of his 2010 budget proposal, which indicated that modifications in home health payments would include “advancing a planned case mix adjustment, providing a zero percentage market basket update in fiscal year 2010 and rebasing payments in fiscal year 2011”. This provision of the budget proposal, if enacted, would have a negative impact on the Company’s Medicare reimbursement commencing in 2010. However, 2010 budget outlines proposed by the Senate and the House of Representatives did not specifically address reductions in Medicare home health payments.

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

The Company’s operations involve servicing patients and customers through (i) its Home Health business segment, (ii) various smaller operating segments, including hospice, respiratory services and home medical equipment (“HME”), infusion therapy services and consulting, which are classified in the aggregate as “All Other” for segment reporting purposes, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment.

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

Significant Developments

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. Annual revenues generated from the assets that were sold approximated $24 million for the twelve months prior to the sales’ effective dates. The Company received $5.9 million in cash and recorded a receivable of $0.6 million for the balance of the consideration, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at March 29, 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.8 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the three months ended March 29, 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million.

The Company’s consolidated statement of income for the three months ended March 30, 2008 presented herein includes the results of CareCentrix operations. The Company’s consolidated statement of income for the three months ended March 29, 2009 presented herein includes the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix.

Home Health Care Affiliates, Inc.

Effective February 29, 2008, the Company completed the acquisition of Home Health Care Affiliates, Inc. (“HHCA”), a provider of home health and hospice services in the state of Mississippi. The impact of this acquisition has been reflected in the Company’s results of operations and financial condition from the closing date. See Note 3 for additional information.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented.

Revenues

A summary of the Company’s net revenues by segment follows:

	First Quarter
(Dollars in millions)	2009	2008	Percentage Variance
Home Health	$257.7	$217.0	18.8%
CareCentrix	—	77.8	—
All Other	31.6	27.7	13.9%
Intersegment revenues	(0.4)	(0.9)	(57.7%)

Total net revenues	$288.9	$321.6	(10.2%)

A summary of the Company’s net revenues by payer follows:

	First Quarter
(Dollars in millions)	2009	2008	Percentage Variance
Medicare
Home Health	$186.1	$145.1	28.2%
All Other	20.0	16.2	23.8%

Total Medicare	206.1	161.3	27.8%
Medicaid and Local Government	28.1	31.6	(10.9%)
Commercial Insurance and Other:
Paid at episodic rates	16.1	11.1	44.7%
Other	38.6	117.6	(67.3%)

Total Commercial Insurance and Other	54.7	128.7	(57.6%)

Total net revenues	$288.9	$321.6	(10.2%)

Net revenues decreased by $33 million or 10.2 percent for the first quarter of 2009 as compared to the first quarter of 2008. Excluding prior year’s first quarter revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $45 million or 18 percent in the first quarter of 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2009 net revenues were $257.7 million, up $40.7 million, or 18.8 percent, from $217.0 million in the prior year period.

Revenues generated from Medicare were $186.1 million in the first quarter of 2009 as compared to $145.1 million in the first quarter of 2008, an increase of $41.0 million or 28.2 percent. In addition, non-Medicare Prospective Payment System (“PPS”) revenues, which are included in Commercial Insurance and Other and represent Medicare Advantage business paid on an episodic basis, were $16.1 million in the first quarter of 2009 compared to $11.1 million in the first quarter of 2008, an increase of $5.0 million or 45 percent.

Net revenues from the combination of Medicare and non-Medicare PPS business paid at episodic rates were $202.2 million in the first quarter of 2009, an increase of 29.4 percent from $156.2 million in the first quarter of 2008. Total episodes of care approximated 66,700 in the first quarter of 2009, an increase of approximately 12 percent from the 59,700 episodes serviced in the first quarter. The increase in episodes of care was driven primarily by increased volume in specialty programs in both existing and new markets and the impact of the HHCA and PHHC acquisitions as noted below. Revenue per episode for the first quarter of 2009 was $3,030, an increase of about 16 percent from revenue per episode of $2,610 in the first quarter of 2008. Factors contributing to the improvements in revenue per episode for the first quarter of 2009 include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, and a shift in mix toward higher acuity cases. Episodic revenue growth, excluding the impact of HHCA and PHHC acquisitions, was approximately 25 percent for the first quarter of 2009.

Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 78 percent and 72 percent for the first quarter of fiscal years 2009 and 2008, respectively. Home Health revenues attributable to the HHCA acquisition approximated $6.1 million for the period December 29, 2008 through March 1, 2009 and PHHC acquisition revenues approximated $2.8 million in the first quarter of fiscal 2009, the majority of which related to Medicare revenues.

Revenues from Medicaid and Local Government payer sources were $25.9 million in the first quarter of 2009 as compared to $29.4 million in the first quarter of 2008. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $29.6 million in the first quarter of 2009 as compared to $31.4 million in the first quarter of 2008. The disposition of the majority of the Company’s pediatric business as well as other contracts in the quarter contributed to the decreases in Medicaid and Local Government revenues and in Commercial Insurance and Other revenues by $1.3 million and $0.5 million, respectively. Additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. First quarter 2008 net revenues were $77.8 million. Revenues derived from Cigna were approximately $63.8 million in the first quarter of 2008.

All Other

All Other revenues are derived from all three payer groups. First quarter of fiscal 2009 net revenues were $31.6 million as compared to the first quarter of fiscal 2008 net revenues of $27.7 million. The increase for the first quarter of 2009 was attributable primarily to a $3.6 million increase in hospice revenues, of which approximately $2.1 million related to revenues from acquisitions completed during 2008, and a $0.6 million increase in respiratory therapy services and HME revenues, offset somewhat by declines in other segment component revenues as compared to the corresponding period of 2008.

In All Other, Medicare revenues were $20.0 million in the first quarter of 2009 as compared to $16.2 million in the first quarter of 2008. Medicaid revenues were $2.3 million and $2.2 million in the first quarter of 2009 and 2008, respectively. Commercial Insurance and Other revenues in the first quarter of 2009 and 2008 were both $9.3 million.

Gross Profit

	First Quarter
(Dollars in millions)	2009	2008	Variance
Gross profit	$148.1	$136.5	$11.6
As a percent of revenue	51.3%	42.4%	8.9%

Gross profit increased by $11.6 million or 8.5 percent for the first quarter of 2009 as compared to the first quarter of 2008. Excluding prior year’s first quarter gross profit from the Company’s CareCentrix unit, gross profit increased by $25.9 million or 21 percent.

As a percentage of revenues, gross profit of 51.3 percent in the first quarter of 2009 represented an 8.9 percentage point increase as compared to the first quarter of 2008. Approximately 7.6 percentage points of this increase are attributable to the first three months of fiscal 2009 no longer including the impact of the lower margin CareCentrix business. From a total Company perspective, the remaining increase in gross margin percentage was attributable primarily to increases in the Home Health segment resulting from (i) significant changes in business mix, (ii) improvements in revenue per episode, and (iii) the full impact of the HHCA and PHHC acquisitions.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric services and other business in home health branch offices that were sold in the first quarter of 2009. These changes contributed to an overall increase in gross margin within the Home Health segment from 50.8 percent in the first quarter of 2008 to 52.1 percent in the first quarter of 2009.

CareCentrix gross profit as a percentage of revenues was 18.4 percent in the first quarter of 2008.

        Gross profit as a percentage of revenues in All Other decreased from 43.9 percent in the first quarter of 2008 to 43.6 percent in the first quarter of 2009. Gross profit in All Other was impacted by depreciation expense of $1.2 million and $1.1 million in the first quarter of 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.5 million or 6.3 percent to $125.4 million for the first quarter of 2009 as compared to $117.9 million for the first quarter of 2008. Excluding prior year’s first quarter selling, general and administrative expenses relating to CareCentrix selling expenses and field operating costs ($8.1 million) and estimated corporate expenses to support CareCentrix ($1.9 million), selling, general and administrative expenses increased approximately $17.5 million or 16 percent.

The increase of $7.5 million for the first quarter of 2009 as compared to the corresponding period of 2008 was primarily attributable to (i) Home Health segment and All Other field operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($7.9 million and $0.6 million, respectively), (ii) incremental costs in the 2009 period associated with operations acquired during 2008 ($4.1 million, including $0.7 million of selling expenses, $2.8 million of Home Health operating costs and $0.6 million of All Other operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($2.1 million), (iv) corporate expenses, excluding restructuring and integration costs, as noted below ($0.9 million), (v) restructuring and integration costs ($0.6 million) and (vi) depreciation and amortization ($0.3 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($8.1 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($0.3 million) and (iii) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($0.6 million).

The net increase in corporate expenses between the first quarters of 2008 and 2009 resulted from higher personnel and administrative costs in support of the Company’s growing Home Health business, changes in estimates relating to certain accrued expenses and timing issues relating to the transition of CareCentrix support functions.

Depreciation and amortization expense included in selling, general and administrative expenses was $4.1 million and $3.8 million in the first quarter of 2009 and 2008, respectively.

Gain on Sale of Assets, Net

The Company recorded a pre-tax gain of approximately $5.8 million during the first quarter of 2009, in connection with the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in connection with the CareCentrix disposition in 2008.

Interest Expense and Interest Income

For the first quarter of fiscal 2009 and 2008, net interest expense was approximately $2.4 million and $5.4 million, respectively, consisting primarily of interest expense of $3.2 million and $6.1 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $0.7 million, respectively, earned on investments and existing cash balances. Interest expense for the three months ended March 29, 2009 also included a $0.4 million realized loss on one of the Company’s auction rate securities. The decrease in interest expense between the first quarters of 2008 and 2009 related primarily to (i) lower Eurodollar rates in the 2009 period, (ii) lower outstanding borrowings under the Company’s term loan and revolving credit facility in the 2009 period and (iii) the reduction in the Company’s consolidated leverage ratio which has triggered reductions in the margins on term loan and revolving credit borrowings between the 2008 and 2009 periods, offset somewhat by the realized loss noted above.

Income before Income Taxes

Components of income before income taxes were as follows:

	First Quarter
(Dollars in millions)	2009	2008	Variance
Operating Contribution:
Home Health	$43.2	$31.2	$12.0
CareCentrix	—	6.3	(6.3)
All Other	3.3	2.9	0.4

Total Operating Contribution	46.5	40.4	6.1
Corporate expenses	(18.2)	(16.6)	(1.6)
Depreciation and amortization	(5.5)	(5.2)	(0.3)
Gain on sale of assets, net	5.8	—	5.8
Interest (expense) income, net	(2.4)	(5.4)	3.0

Income before income taxes	$26.2	$13.2	$13.0
As a percent of revenue	9.1%	4.1%	5.0%

Income Taxes

The Company recorded a federal and state income tax provision of $8.5 million for the first quarter of fiscal 2009, of which $8.0 million represented a current tax provision and $0.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 32.3 percent for the first three months of fiscal 2009 is due to a reduction of the capital loss carryforward valuation allowance (approximately 9.2 percent), offset by (i) the impact of equity-based compensation (approximately 0.6 percent) and (ii) state taxes and other items (approximately 5.9 percent).

The Company recorded a federal and state income tax provision of $5.5 million for the first quarter of fiscal 2008, of which $0.6 million represented a current tax benefit and $4.9 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first three months of fiscal 2008 was primarily due to (i) the impact of equity-based compensation (approximately 1.2 percent) and (ii) state taxes and other items, partially offset by tax exempt interest (approximately 5.4 percent).

Net Income

For the first quarter of fiscal 2009, net income was $18.0 million, or $0.60 per diluted share, compared with net income of $7.7 million, or $0.27 per diluted share, for the corresponding period of 2008.

Net income for the 2009 first quarter included a pre-tax gain of $5.8 million, or $0.19 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. Net income also included a pre-tax charge of $0.9 million, or $0.02 per diluted share, for the first quarter of 2009 as compared to $0.3 million for the corresponding period of 2008 relating to costs associated with restructuring and integration activities.

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

During the first three months of 2009, cash provided by operating activities was $25.0 million. In addition, the Company received net proceeds of $5.6 million from the sale of certain assets associated primarily with branch offices that specialized primarily in pediatric home health care services and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $3.9 million. In the first three months of 2009, the Company used $14.0 million for the repayment of debt, $4.8 million for repurchases of common stock and $5.7 million of cash for capital expenditures.

Net cash provided by operating activities increased by $16.9 million, from $8.1 million in the first quarter of 2008 to $25.0 million in the first quarter of 2009. The increase was primarily driven by changes in accounts receivable ($13.8 million), changes in current liabilities ($3.2 million) and an increase in net cash provided by operations prior to changes in assets and liabilities ($0.2 million), offset by a slight decrease in prepaid and other assets ($0.3 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008	Variance
OPERATING ACTIVITIES:
Net income	$18,022	$7,723	$10,299
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	5,487	5,151	336
Amortization of debt issuance costs	399	287	112
Provision for doubtful accounts	1,410	2,600	(1,190)
Equity-based compensation expense	1,805	1,736	69
Windfall tax benefits associated with equity-based compensation	(547)	(1,235)	688
Loss on sale of auction rate securities	450	—	450
Gain on sale of assets, net	(5,832)	—	(5,832)
Equity in net earnings of affiliate	(278)	—	(278)
Deferred income tax expense	427	4,848	(4,421)

Total cash provided by operations prior to changes in assets and liabilities	$21,343	$21,110	$233

        The $0.2 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2008 and 2009 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets, net and deferred income taxes.

Cash flow from operating activities between the 2008 and 2009 reporting periods was positively impacted by $13.8 million as a result of changes in accounts receivable represented by a $19.6 million reduction in the 2008 period and a $5.8 million decrease in the 2009 period, exclusive of accounts receivable of acquired businesses, and negatively impacted by $0.3 million as a result of changes in prepaid expenses, other current assets and other items. Cash flow from operating activities was positively impacted by $3.2 million as a result of changes in current liabilities of $12.0 million in the 2009 period and $8.8 million in the 2008 period. A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(1,594)	$3,911	$(5,505)
Payroll and related taxes	8,869	9,102	(233)
Deferred revenue	5,431	809	4,622
Medicare liabilities	474	271	203
Cost of claims incurred but not reported	—	(1,590)	1,590
Obligations under insurance programs	(526)	(354)	(172)
Other accrued expenses	(678)	(3,324)	2,646

Total changes in current liabilities	$11,976	$8,825	$3,151

The primary drivers for the $3.2 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a negative impact on cash of $5.5 million, and payroll and related taxes, which had a negative impact of $0.2 million, between the 2008 and 2009 reporting periods, primarily related to the timing of payments.

•

Deferred revenue, which had a positive impact of $4.6 million between the 2008 and 2009 reporting periods, exclusive of businesses acquired, primarily due to growth in the Medicare and non-Medicare PPS business.

•	Medicare liabilities, which had a positive impact of $0.2 million between the 2007 and 2008 reporting periods.

•	Cost of claims incurred but not reported, which had a positive impact of $1.6 million on the changes in operating cash flows, as a result of the CareCentrix Transaction.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $0.2 million between the 2008 and 2009 reporting periods, primarily as a result of an increase in health and welfare benefit liabilities due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $2.7 million between the 2008 and 2009 reporting periods, primarily related to incremental estimated income tax payments.

Working capital at March 29, 2009 was approximately $135 million, an increase of $10 million, as compared to approximately $125 million at December 28, 2008, primarily due to:

•	a $10 million increase in cash and cash equivalents;

•	a $4 million increase in accounts receivable, primarily due to growth in the Company’s Medicare and non-Medicare PPS revenues, receivables acquired in acquisitions and normal seasonal patterns;

•	a $3 million increase in short-term investments due to a reclassification of an ARS from long-term investments;

•	a $1 million increase in deferred tax assets;

•	a $3 million increase in prepaid expenses and other current assets; and

•

an $11 million increase in current liabilities, consisting of increases in payroll and related taxes ($9 million), deferred revenue ($5 million), and Medicare liabilities ($1 million) partially offset by decreases in accounts payable ($2 million), obligations under insurance programs ($1 million) and other accrued expenses ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of March 29, 2009 were 57 days, which is comparable to December 28, 2008. DSO at March 29, 2009 for Home Health and All Other were 57 and 61 days, respectively, compared to 57 and 56 days, respectively, at December 28, 2008.

        At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 45 days at March 29, 2009 and 46 days at December 28, 2008.

Accounts receivable attributable to major payer sources of reimbursement at March 29, 2009 and December 28, 2008 were as follows (in thousands):

	March 29, 2009
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$123,932	$109,328	$10,137	$3,215	$1,252
Medicaid and Local Government	18,680	14,313	1,995	1,815	557
Commercial Insurance and Other	42,191	31,332	6,084	2,971	1,804
Self - Pay	4,292	1,910	1,065	874	443

Gross Accounts Receivable	$189,095	$156,883	$19,281	$8,875	$4,056

	December 28, 2008
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$117,311	$100,873	$11,043	$4,164	$1,231
Medicaid and Local Government	21,384	16,269	2,481	2,114	520
Commercial Insurance and Other	43,528	31,173	6,382	4,197	1,776
Self - Pay	3,205	1,249	893	729	334

Gross Accounts Receivable	$185,428	$149,564	$20,799	$11,204	$3,861

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications was as follows:

	First Quarter Ended
	March 29, 2009	March 30, 2008
Medicare	71%	50%
Medicaid and Local Government	10	10
Commercial Insurance and Other:
Paid at episodic rates	6	3
Other	13	37

Total net revenues	100%	100%

Segment revenue mix by major payer classifications was as follows:

	First Quarter Ended
	2009		2008
	Home Health	All Other	Home Health	All Other
Medicare	72%	64%	67%	58%
Medicaid and Local Government	10	7	13	8
Commercial Insurance and Other:
Paid at episodic rates	6	—	5	—
Other	12	29	15	34

Total net revenues	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

On July 31, 2008, CMS announced that hospices serving Medicare beneficiaries would receive a 2.5 percent increase in their fiscal 2009 hospice payments. As a result of the federal stimulus package enacted in 2009, the fiscal 2009 updated increase for hospice services serving Medicare beneficiaries will change from 2.5 percent to 3.6 percent retroactive to October 1, 2008. Effective January 1, 2009, CMS implemented a 9.5 percent reduction in rates on certain HME.

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

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 20 percent of total Company net revenue for the first quarter of fiscal 2008.

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

In connection with the disposition of 69 percent of its equity interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets and the transfer of certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided the lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The applicable margin component of interest rates under the credit agreement is based on the Company’s consolidated leverage ratio as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of March 29, 2009, the consolidated leverage ratio was 2.0.

        The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of March 29, 2009, the Company was in compliance with the covenants in the credit agreement.

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended March 29, 2009, the Company made payments of $14 million on its term loan. As of March 29, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.9 million. Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At March 29, 2009, the Company’s unused and available credit line was $49.5 million.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended March 29, 2009 were $5.7 million as compared to $6.6 million for the same period in fiscal 2008. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $20 million and $24 million for fiscal 2009. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $79.6 million as of March 29, 2009. As of March 29, 2009, the Company had operating funds of approximately $4.9 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company held investments in auction rate securities of $13.0 million at March 29, 2009. Based on the failures of auctions for these securities and the long-term maturities of the underlying securities (between three and 27 years), the Company reclassified its ARS as long-term investments on the Company’s consolidated balance sheet during the first quarter of 2008. During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with the sale, the Company recognized an impairment loss of approximately $0.4 million which was reflected in interest expense in the Company’s consolidated statement of income for the quarter ended March 29, 2009 and classified the fair value of these securities of approximately $2.6 million as short term investments on the Company’s consolidated balance sheet as of March 29, 2009. Based on the Company’s expected operating cash flows and its other sources of cash, the Company does not anticipate that the potential lack of liquidity on the remaining auction rate securities will affect its ability to execute its current business plan. See Notes 2 and 5 to the Company’s consolidated financial statements.

        The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2009. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the three months ended March 29, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of March 29, 2009, the Company had outstanding borrowings of $237.0 million under the term loan of the credit agreement. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at March 29, 2009 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$237,000	$—	$—	$237,000	$—
Capital lease obligations	1,881	903	840	138	—
Operating lease obligations	79,491	27,197	37,572	12,811	1,911
Purchase obligations	7,116	2,588	4,528	—	—

Total	$325,488	$30,688	$42,940	$249,949	$1,911

During the quarter ended March 29, 2009, the Company made payments of $14 million on its term loan. The Company had total letters of credit outstanding of approximately $36.9 million at March 29, 2009 and $41.6 million at December 28, 2008. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. During the first three months of 2009, outstanding letters of credit were reduced by $4.7 million to an aggregate amount of $36.9 million. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $1.9 million at March 29, 2009 and December 28, 2008.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for fiscal 2009 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan and borrowings under the revolving credit facility, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or eurodollar rate plus applicable margins) and the interest period. As of March 29, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $237.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.4 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

        As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January (12/29/08 - 2/01/09)	—	$—	—	683,396
February (2/02/09 - 3/01/09)	—	—	—	683,396
March (3/02/09 - 3/29/09)	327,828	14.64	327,828	355,568

Total	327,828	$14.64	327,828

(1)	On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. As of the end of the period covered by the table, 1,144,432 shares had been repurchased.

(2)	The Company incurred a commission cost of $0.04 per share repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Third Amendment to 2005 Nonqualified Retirement Plan.+*

10.2	Second Amendment dated as of February 10, 2009 to Credit Agreement dated as of February 28, 2006 among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 8, 2009	/s/ Tony Strange
Tony Strange
Chief Executive Officer, President and Chief Operating Officer

Date: May 8, 2009	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Third Amendment to 2005 Nonqualified Retirement Plan.+*

10.2	Second Amendment dated as of February 10, 2009 to Credit Agreement dated as of February 28, 2006 among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

*	Filed herewith

+	Management contract or compensatory plan or arrangement