Form 10-Q
period 2009-06-28
GENTIVA HEALTH SERVICES INC
filed 2009-08-07
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The number of shares outstanding of the registrant’s Common Stock, as of August 3, 2009, was 29,111,039.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 28, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$99,470	$69,201
Short-term investments	4,450	—
Receivables, less allowance for doubtful accounts of $7,964 and $8,227 at June 28, 2009 and December 28, 2008, respectively	174,631	177,201
Deferred tax assets	13,840	11,933
Prepaid expenses and other current assets	14,458	13,141

Total current assets	306,849	271,476
Long-term investments	4,250	11,050
Note receivable from affiliate	25,000	25,000
Investment in affiliate	23,805	23,264
Fixed assets, net	67,529	63,815
Intangible assets, net	249,274	250,432
Goodwill	308,868	308,213
Other assets	21,989	20,247

Total assets	$1,007,564	$973,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,593	$8,027
Payroll and related taxes	17,959	17,869
Deferred revenue	38,108	32,976
Medicare liabilities	6,309	6,680
Obligations under insurance programs	38,059	39,628
Other accrued expenses	38,428	40,895

Total current liabilities	147,456	146,075
Long-term debt	237,000	251,000
Deferred tax liabilities, net	68,408	64,262
Other liabilities	18,777	17,189
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 29,472,785 and 28,993,390 shares at June 28, 2009 and December 28, 2008, respectively	2,942	2,899
Additional paid-in capital	344,935	334,687
Retained earnings	196,174	161,057
Accumulated other comprehensive loss	(750)	(1,170)
Treasury stock, 461,552 and 129,703 shares at June 28, 2009 and December 28, 2008, respectively	(7,378)	(2,502)

Total shareholders’ equity	535,923	494,971

Total liabilities and shareholders’ equity	$1,007,564	$973,497

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net revenues	$298,103	$344,213	$587,020	$665,846
Cost of services and goods sold	141,175	192,733	281,984	377,843

Gross profit	156,928	151,480	305,036	288,003
Selling, general and administrative expenses	(127,186)	(125,569)	(252,541)	(243,449)
Gain (loss) on sale of assets, net	(85)	—	5,747	—
Interest income	817	273	1,618	940
Interest expense and other	(2,688)	(5,592)	(5,880)	(11,685)

Income before income taxes	27,786	20,592	53,980	33,809
Income tax expense	10,954	8,568	19,404	14,062

Income before equity in net earnings of affiliate	16,832	12,024	34,576	19,747
Equity in net earnings of affiliate	263	—	541	—

Net income	$17,095	$12,024	$35,117	$19,747

Net income per common share:
Basic	$0.59	$0.42	$1.21	$0.70

Diluted	$0.58	$0.41	$1.19	$0.68

Weighted average shares outstanding:
Basic	28,959	28,497	28,952	28,389

Diluted	29,396	29,240	29,606	29,147

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	For the Six Months Ended
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES:
Net income	$35,117	$19,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,145	10,753
Amortization of debt issuance costs	681	593
Provision for doubtful accounts	4,045	6,124
Equity-based compensation expense	3,466	3,220
Windfall tax benefits associated with equity-based compensation	(585)	(1,306)
Impairment loss on auction rate securities	1,000	—
Gain on sale of assets, net	(5,747)	—
Equity in net earnings of affiliate	(541)	—
Deferred income tax expense	1,458	10,829
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1,082)	(24,960)
Prepaid expenses and other current assets	(1,602)	(1,508)
Accounts payable	481	1,899
Payroll and related taxes	90	(294)
Deferred revenue	4,981	1,985
Medicare liabilities	(371)	(64)
Cost of claims incurred but not reported	—	(2,232)
Obligations under insurance programs	(1,569)	1,660
Other accrued expenses	(1,776)	(6,194)
Other, net	271	529

Net cash provided by operating activities	49,462	20,781

INVESTING ACTIVITIES:
Purchase of fixed assets	(12,403)	(13,831)
Proceeds from sale of assets, net of cash transferred	5,619	—
Acquisition of businesses, net of cash acquired	(2,200)	(59,217)
Purchase of short-term investments available-for-sale	—	(28,000)
Maturities of short-term investments available-for-sale	2,550	46,250

Net cash used in investing activities	(6,434)	(54,798)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,910	6,211
Windfall tax benefits associated with equity-based compensation	585	1,306
Borrowings under revolving credit facility	—	24,000
Home Health Care Affiliates debt repayments	—	(7,420)
Repayments under the Company’s term loan	(14,000)	(3,000)
Debt issuance costs	—	(557)
Repurchases of common stock	(4,813)	—
Repayment of capital lease obligations	(441)	(625)

Net cash (used in) provided by financing activities	(12,759)	19,915

Net change in cash and cash equivalents	30,269	(14,102)
Cash and cash equivalents at beginning of period	69,201	36,181

Cash and cash equivalents at end of period	$99,470	$22,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,172	$11,355
Income taxes paid	$15,831	$7,197
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Fixed assets acquired under capital lease	$15	$484

On June 25, 2009, June 25, 2008, and February 28, 2008, 4,021, 21,413, and 45,229 shares of common stock, respectively, were received from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company and were recorded as treasury stock.

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

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. The Company’s consolidated statements of income for the second quarter and the six months ended June 29, 2008 presented herein includes the results of CareCentrix. The Company’s consolidated statements of income for the second quarter and the six months ended June 28, 2009 includes the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix. See Note 4.

In addition, the Company has completed various other transactions impacting the Company’s results of operations and financial condition as further described in Note 4. The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-Q with the SEC on August 7, 2009.

2.	New Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this standard in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FASB 107-1”). FSP FASB 107-1 amends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require fair value disclosures of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB No. 28,” Interim Financial Reporting”, to require such disclosures in all interim financial statements. The Company has adopted this FSP in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FASB 157-4”). FSP FASB 157-4 provides additional guidance on valuation techniques for estimating the fair value of assets or liabilities in accordance with SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”) when there has been a significant decrease in volume and level of market activity. The Company adopted this standard in the second quarter of fiscal 2009. See Note 6.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FASB 141(R)-1”). FSP FASB 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FASB 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2/124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FASB 115-2/124-2”). FSP FASB 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, FSP FASB 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income. The Company adopted the provisions of FSP FASB 115-2/124-2 during the second quarter of 2009, as further described in Note 6.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. SFAS 168 is applicable for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FASB 142-3”). FSP FASB 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and increases the disclosure requirements related to renewal or extension assumptions. FSP FASB 142-3 is to be applied prospectively to intangible assets acquired on or after January 1, 2009. The Company has adopted this FSP for all intangible assets acquired on or after January 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements as to how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents.

The Company had operating funds of approximately $5.2 million and $4.6 million at June 28, 2009 and December 28, 2008, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

The Company currently holds an approximate 30 percent equity interest in CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets at June 28, 2009 and December 28, 2008.

The Company’s other short term and long term investments consist of AAA rated municipal bonds with an auction reset feature (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date and are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in debt securities, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At June 28, 2009 and December 28, 2008, the Company held approximately $10.0 million and $13.0 million, respectively, of investments categorized as available-for-sale. Available-for-sale investments are carried in the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is determined in accordance with the provisions of SFAS 157, as further discussed in Note 6. ARS are variable-rate debt securities with an interest rate that resets every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the maturities of the municipal bonds (which range between three and 27 years), the Company then classified the ARS as long-term investments on the Company’s consolidated balance sheet.

In July 2009, the Company sold $5.0 million of ARS at 89 percent of par and has classified the fair value of these securities of approximately $4.4 million as short term investments on the Company’s consolidated balance sheet as of June 28, 2009.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.6 million at June 28, 2009 and $2.4 million at December 28, 2008.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of June 28, 2009 and December 28, 2008, fixed assets, net were $67.5 million and $63.8 million, respectively, and included capitalized software of $34.8 million and $31.8 million, respectively, which is in development and is not yet being depreciated. During the second quarter of 2009, the Company began depreciating its clinical management software at such time that the technology became available in the branch for its intended use. Depreciation expense relating to this item approximated $0.1 million for the second quarter of fiscal 2009.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $3.3 million at June 28, 2009 and $3.8 million at December 28, 2008, recorded in other assets.

Home Medical Equipment

HME, which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At June 28, 2009 and December 28, 2008, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets, was $5.5 million and $5.4 million, respectively.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability costs were $3.2 million and $7.2 million for the second quarter and first six months of 2009, respectively, as compared to $5.1 million and $8.6 million for the corresponding periods of 2008.

Employee health and welfare costs were $14.2 million and $28.1 million for the second quarter and first six months of 2009, respectively, as compared to $11.4 million and $22.6 million for the corresponding periods of 2008.

Reclassifications and Revisions

Certain reclassifications have been made to the 2008 second quarter and first six months statements of income to conform to the current year presentation. The primary impact of the reclassifications was to reduce (i) net revenues in All Other and (ii) cost of services and goods sold by approximately $2.0 million and $4.1 million in the 2008 second quarter and first six months of 2008, respectively, relating to the reimbursement of nursing home room and board charges for hospice patients.

4.	Dispositions and Acquisitions

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash and recorded a receivable of $0.6 million for the balance of the consideration, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at June 28,

2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the six months ended June 28, 2009.

Acquisitions

Mid-State Home Health Agency, Inc.

Effective June 20, 2009, the Company completed the acquisition of Mid-State Home Health Agency, Inc. (“Mid-State”), a provider of home health services in central Louisiana, pursuant to an asset purchase agreement. Total consideration of $2.2 million was paid at the time of closing, excluding transaction costs and subject to post-closing adjustments. The purchase price was allocated to goodwill ($0.7 million), identifiable intangible assets ($1.3 million) and other assets ($0.2 million). The Company determined fair values based on the methodology used in previous acquisitions that were similar in size and geographic location. The Company funded the purchase price using existing cash resources. Mid-State was acquired to extend the Company’s home health services into central Louisiana.

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

These transactions were accounted for in accordance with the provisions of SFAS 141(R). Accordingly, the financial results of the acquired operations are included in the Company’s consolidated financial statements from their respective acquisition dates.

5.	Note Receivable from and Investment in Affiliate

The Company currently holds an approximate 30 percent equity interest in CareCentrix Holdings Inc., whose CareCentrix subsidiary is a leading national provider of ancillary care benefit management services for major managed care organizations. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in affiliate using the equity method of accounting and recognized approximately $0.3 million and $0.5 million of equity in the net earnings of affiliate for the second quarter and the first six months of fiscal 2009, respectively.

The Company holds a $25 million convertible subordinated promissory note from CareCentrix, which bears interest at a fixed rate of 10 percent, payable quarterly provided that CareCentrix remains in compliance with its senior debt covenants. The principal is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings Inc., or a sale of CareCentrix Holdings Inc.

The following provides summarized unaudited financial information for CareCentrix Holdings Inc., in which the Company has an unconsolidated significant equity investment, as of June 28, 2009 and for the second quarter and first six months ended June 28, 2009, respectively, as indicated below (in thousands):

		June 28, 2009
Current assets		$75,847
Noncurrent assets		$149,753
Current liabilities		$(56,040)
Noncurrent liabilities		$(92,089)

	Second Quarter Ended June 28, 2009	For the Six Months Ended June 28, 2009
Net revenue	$93,880	$180,347
Gross profit	$16,588	$32,451
Net income	$903	$1,800

6.	Fair Value of Financial Instruments

In accordance with the provisions of SFAS 157 and SFAS 159, the Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for notes receivable from affiliate, investment in affiliate and long-term debt. The fair values for notes receivable from and investments in affiliate and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

Financial Instruments Recorded at Fair Value

In accordance with SFAS 157, the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	June 28, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$90,335	$—	$—	$90,335
Municipal bonds	—	—	8,700	8,700

Total assets	$90,335	$—	$8,700	$99,035

The Company has no financial liabilities which are measured on a recurring basis. Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheet at June 28, 2009. Municipal bonds, which are classified as short-term and long-term investments, consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. These securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

Total
Balance at December 28, 2008	$11,050
Unrealized gain in other comprehensive income	200
Settlements	(2,550)

Balance at June 28, 2009	$8,700

In July 2009, the Company sold $5.0 million of auction rate securities at 89 percent of par and classified the fair value of these securities of approximately $4.4 million as short term investments on the Company’s consolidated balance sheet as of June 28, 2009.

During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with these transactions, the Company recognized an impairment loss of approximately $0.6 million and $1.0 million for the second quarter and first six months of 2009, respectively, which was reflected in interest expense and other in the Company’s consolidated statements of income.

The Company does not intend to sell its remaining ARS and it is more likely than not that the Company will not be required to sell the investment before recovery of its amortized cost basis. Therefore, the Company does not consider the unrealized loss on the remaining ARS investment to be other-than-temporarily impaired as of June 28, 2009. In accordance with FSP 115-2, the Company evaluated its ARS investment and determined that none of the other-than-temporary impairment was related to credit loss. As of June 28, 2009, the Company had unrealized losses on ARS of $0.8 million recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	June 28, 2009
	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from affiliate	$25,000	$25,000
Investment in affiliate	$23,805	$23,805

Liabilities:
Long-term debt	$237,000	$222,800

The fair value of long-term debt used Level 2 inputs under the fair value hierarchy in accordance with SFAS 157, and is based upon the market approach which permits the use of inputs such as bid and ask prices to determine fair value. The fair value estimates consider relevant market information when available. When relevant market information was unavailable, fair value estimates are determined based on present value of estimated cash flows and consider various factors, including current economic conditions and risk characteristics of the financial instruments.

7.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Medicare
Home Health	$194.1	$161.3	20.4%	$380.2	$306.3	24.1%
All Other	20.9	17.2	20.8%	40.9	33.5	22.3%

Total Medicare	215.0	178.5	20.4%	421.1	339.8	23.9%
Medicaid and Local Government	24.8	33.0	(24.7%)	53.0	64.5	(17.9%)
Commercial Insurance and Other:
Paid at episodic rates	19.2	13.4	43.0%	35.3	24.5	43.8%
Other	39.1	119.3	(67.3%)	77.6	237.0	(67.3%)

Total Commercial Insurance and Other	58.3	132.7	(56.1%)	112.9	261.5	(56.8%)

Total net revenues	$298.1	$344.2	(13.4%)	$587.0	$665.8	(11.8%)

Net revenues in the Home Health and All Other operating segments are derived from all major payer classes. CareCentrix net revenues in the second quarter and first six months of 2008 were 100 percent attributable to the Commercial Insurance and Other payer source. CareCentrix is a party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 19 percent of the Company’s total net revenues for the second quarter and first six months of fiscal 2008.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent and 5 percent of total net revenues for the second quarter and first six months of fiscal 2008, respectively. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated agreements are immaterial for the fiscal 2009 periods.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 28, 2009	December 28, 2008
Medicare	$120,069	$117,311
Medicaid and Local Government	16,452	21,384
Commercial Insurance and Other	46,074	46,733

Gross Accounts Receivable	182,595	185,428
Less: Allowance for doubtful accounts	(7,964)	(8,227)

Net Accounts Receivable	$174,631	$177,201

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $4.2 million and $3.2 million as of June 28, 2009 and December 28, 2008, respectively.

8.	Restructuring, Integration and Other Special Charges

During the second quarter and first six months of fiscal 2009, the Company recorded charges of $0.6 million and $1.5 million, respectively, as compared to $0.4 million and $0.7 million for the second quarter and first six months of 2008, respectively, in connection with restructuring and integration activities, as well as professional fees and other costs associated with its merger and acquisition activities. Charges during the fiscal 2009 and 2008 periods included severance costs in connection with the termination of personnel and facility lease and other costs. Additional integration costs to be incurred during fiscal 2009, largely related to corporate and back office integration, are expected to be in a range between $1.5 million and $2.5 million.

The costs incurred and cash expenditures associated with integration and merger and acquisition activities by component were as follows (in thousands):

	Compensation & Severance Costs	Facility Lease Costs	Other Special Charges	Total
Ending balance at December 30, 2007	$541	$259	$—	$800
Charge in 2008	882	196	1,738	2,816
Cash expenditures	(1,324)	(295)	(1,738)	(3,357)

Ending balance at December 28, 2008	$99	$160	$—	$259
Charge in first quarter 2009	763	25	110	898
Cash expenditure	(333)	(47)	(110)	(490)

Ending balance at March 29, 2009	$529	$138	$—	$667
Charge in second quarter 2009	602	—	4	606
Cash expenditure	(270)	(23)	(4)	(297)

Ending balance at June 28, 2009	$861	$115	$—	$976

The balance of unpaid charges relating to all restructuring, integration, and merger and acquisition activities aggregated $1.0 million at June 28, 2009 and $0.3 million at December 28, 2008, which was included in other accrued expenses in the Company’s consolidated balance sheets.

9.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of June 28, 2009 and December 28, 2008 were as follows (in thousands):

	June 28, 2009			December 28, 2008
	Home Health	All Other	Total	Home Health	All Other	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,198	$275	$1,473	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(1,002)	(169)	(1,171)	(884)	(142)	(1,026)

Net covenants not to compete	196	106	302	314	133	447
Customer relationships	25,624	2,260	27,884	25,420	2,260	27,680	5-10 Years
Less: accumulated amortization	(7,172)	(793)	(7,965)	(5,819)	(645)	(6,464)

Net customer relationships	18,452	1,467	19,919	19,601	1,615	21,216
Tradenames	18,099	130	18,229	18,099	130	18,229	10 Years
Less: accumulated amortization	(5,910)	(17)	(5,927)	(5,005)	(11)	(5,016)

Net tradenames	12,189	113	12,302	13,094	119	13,213

Subtotal	30,837	1,686	32,523	33,009	1,867	34,876
Indefinite-lived intangible assets:
Certificates of need	212,725	4,026	216,751	211,530	4,026	215,556	Indefinite

Total identifiable intangible assets	$243,562	$5,712	$249,274	$244,539	$5,893	$250,432

Goodwill	$259,325	$49,543	$308,868	$258,612	$49,601	$308,213

For the second quarter and first six months of fiscal 2009, the Company recorded amortization expense of approximately $1.3 million and $2.6 million, respectively, as compared to $1.2 million and $2.2 million for the corresponding periods of fiscal 2008. The estimated amortization expense for the remainder of 2009 is $2.6 million and for each of the next five succeeding years approximates $5.0 million for fiscal year 2010, $4.9 million for fiscal year 2011, $4.8 million for fiscal year 2012, $4.4 million for fiscal year 2013, and $4.0 million for fiscal year 2014.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$17,095	$12,024	$35,117	$19,747

Basic weighted average common shares outstanding	28,959	28,497	28,952	28,389
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	437	743	654	758

Diluted weighted average common shares outstanding	29,396	29,240	29,606	29,147

Net income per common share:
Basic	$0.59	$0.42	$1.21	$0.70
Diluted	$0.58	$0.41	$1.19	$0.68

For the second quarter and first six months of fiscal 2009, approximately 2.6 million and 2.1 million stock options, respectively, were excluded from the computations of diluted earnings per share as their exercise price was higher than the Company’s average stock price during the respective periods.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of June 28, 2009, the consolidated leverage ratio was 1.9.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of June 28, 2009, the Company was in compliance with the covenants in the credit agreement.

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

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended June 28, 2009, the Company made no payments on its term loan. As of June 28, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.9 million; as of such date, interest expense on term loan borrowings approximated 2.6 percent per annum and fees on outstanding letters of credit were 1.75 percent per annum.

Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At June 28, 2009, the Company’s unused and available credit line was $49.5 million.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $1.5 million and $1.9 million at June 28, 2009 and December 28, 2008, respectively.

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

Other

The Company has equipment capitalized under capital lease obligations. At June 28, 2009 and December 28, 2008, long-term capital lease obligations were $0.8 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.9 million at both June 28, 2009 and December 28, 2008, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 28, 2009 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 28, 2008	28,993,390	$2,899	$334,687	$161,057	$(1,170)	$(2,502)	$494,971
Comprehensive income:
Net Income	—	—	—	35,117	—	—	35,117
Change in estimate on auction rate securities	—	—	—	—	420	—	420

Total Comprehensive Income	—	—	—	35,117	420	—	35,537
Income tax benefits associated with equity-stock based compensation	—	—	916	—	—	—	916
Equity-based compensation expense	—	—	3,466	—	—	—	3,466
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	479,395	43	5,866	—	—	—	5,909
Treasury stock:
Repurchase of common stock at cost (327,828 shares)	—	—	—	—	—	(4,813)	(4,813)
Treasury stock received from Healthfield escrow (4,021 shares)	—	—	—	—	—	(63)	(63)

Total treasury stock (461,552 shares)	—	—	—	—	—	(4,876)	(4,876)

Balance at June 28, 2009	29,472,785	$2,942	$344,935	$196,174	$(750)	$(7,378)	$535,923

Comprehensive income amounted to $17.2 million and $13.0 million for the second quarter of fiscal 2009 and fiscal 2008, respectively, and $35.5 million and $20.3 million for the first six months of fiscal 2009 and 2008, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the six months ended June 28, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. As of June 28, 2009, the Company had remaining authorization to repurchase an aggregate of 355,568 shares of its outstanding common stock. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

13.	Equity-Based Compensation Plans

The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including: (i) the Amended and Restated 2004 Equity Incentive Plan (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount. On May 14, 2009, the shareholders of the Company authorized an additional 600,000 shares of the Company’s common stock for issuance under the 2004 Plan. The shareholders also authorized an amendment to the 2004 Plan to provide that stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term.

The Company provides an ESPP, under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the plan regardless of their actual or scheduled hours of service.

Stock option grants in fiscal 2009 and fiscal 2008 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For the quarter and first six months of fiscal 2009, the Company recorded equity-based compensation expense of $1.7 million and $3.5 million, respectively, as compared to $1.5 million and $3.2 million for the corresponding periods of fiscal 2008, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options in accordance with the provisions of SFAS No. 123(Revised), “Share-Based Payment” (“SFAS 123(R)”). The weighted-average fair values of the Company’s stock options granted during the first six months of fiscal 2009 and fiscal 2008, calculated using the Black-Scholes option pricing model and other assumptions, are as follows:

	Six Months Ended
	June 28, 2009	June 29, 2008
Weighted average fair value of options granted	$8.85	$6.30
Risk-free interest rate	1.56%	3.65%
Expected volatility	34%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

For stock options granted during the fiscal 2009 and 2008 periods, the expected life of an option is estimated to be 2.5 years following its vesting date, and forfeitures are reflected in the calculation using an estimate based on experience.

Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2009 and fiscal 2008 are as follows:

	Six Months Ended
	June 28, 2009		June 29, 2008
	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	0.20%	0.20%	1.22%	1.94%
Expected volatility	116%	61%	31%	35%
Expected life	0.25 years	0.25 years	0.25 years	0.25 years
Expected dividend yield	0%	0%	0%	0%

A summary of Gentiva stock option activity as of June 28, 2009 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 28, 2008	3,349,252	$15.80
Granted	898,700	26.67
Exercised	(269,980)	11.74
Cancelled	(317,400)	19.56

Balance as of June 28, 2009	3,660,572	$18.44	7.0	—

Exercisable Options	1,747,275	$14.15	5.2	$3,404,880

During the first six months of fiscal 2009, the Company granted 898,700 stock options to officers and employees under its 2004 Plan at an average exercise price of $26.67 and a weighted-average, grant-date fair value of $8.85. Included in this grant were 62,500 performance-based options granted to the Chief Executive Officer at an exercise price of $28.17. These options will vest when the Company’s Compensation, Corporate Governance and Nominating Committee certifies that certain defined performance targets based upon cumulative EBITDA margin growth over the 2008 base year have been met for the fiscal years 2010 through 2012, with 50 percent eligible to vest following fiscal year 2010 and 25 percent eligible to vest following each of fiscal years 2011 and 2012. The total intrinsic value of options exercised during the six months ended June 28, 2009 and June 29, 2008 was $2.9 million and $4.3 million, respectively.

As of June 28, 2009, the Company had $8.2 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of options that vested during the first six months of fiscal 2009 was $4.2 million.

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

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998
June 25, 2009	62	4,021

Total	$2,564	133,724

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

The Company recorded a federal and state income tax provision of $11.0 million for the second quarter of fiscal 2009, of which $9.9 million represented a current tax provision and $1.1 million represented a deferred tax provision. For the six months ended June 28, 2009, the Company recorded a federal and state income tax provision of $19.4 million representing a current tax provision of $17.9 million and a deferred tax provision of $1.5 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 35.9 percent for the first six months of 2009 is due to a reduction of the capital loss carryforward valuation allowance (approximately 5.2 percent), offset by state taxes (approximately 5.0 percent), and other items (approximately 1.1 percent).

The Company recorded a federal and state income tax provision of $8.6 million for the second quarter of fiscal 2008, of which $2.6 million represented a current tax provision and $6.0 million represented a deferred tax provision. For the six months ended June 29, 2008, the Company recorded a federal and state income tax provision of $14.1 million, representing a current provision of $3.2 million and a deferred tax provision of $10.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first six months of 2008 is due to state taxes (approximately 5.0 percent) and other items (approximately 1.6 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	June 28, 2009	December 28, 2008
Deferred tax assets:
Current:
Reserves and allowances	$9,032	$7,543
Other	4,808	4,390

Total current deferred tax assets	13,840	11,933
Noncurrent:
Intangible assets	32,050	35,781
State net operating loss carryforwards	6,940	7,140
Less: state NOL valuation allowance	(3,808)	(3,808)
Capital loss carryforward	6,031	8,861
Less: capital loss valuation allowance	(5,699)	(8,528)
Other	3,843	3,615

Total noncurrent deferred tax assets	39,357	43,061

Total deferred tax assets	53,197	54,994

Deferred tax liabilities:
Noncurrent:
Fixed assets	(3,664)	(3,575)
Intangible assets	(86,636)	(87,660)
Developed software	(14,661)	(13,295)
Acquisition reserves	(1,545)	(1,545)
Other	(1,259)	(1,248)

Total non-current deferred tax liabilities	(107,765)	(107,323)

Net deferred tax liabilities	$(54,568)	$(52,329)

At June 28, 2009, the Company had a capital loss carryforward of $15.1 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $6.0 million. A valuation allowance of $5.7 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization.

In addition, the Company had state net operating loss carryforwards of approximately $139 million, which expire between 2009 and 2028. Deferred tax assets relating to state net operating loss carryforwards approximated $6.9 million. A valuation allowance of $3.8 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Approximately $1.1 million of the valuation allowance relates to Healthfield’s net operating losses in various states, the benefit of which, if realized, will be credited to goodwill.

At June 28, 2009 and December 28, 2008, the Company had approximately $4.9 million and $3.0 million, respectively, of Federal and state taxes payable recorded in other accrued expenses on the Company’s consolidated balance sheets.

The IRS federal income tax audit for years 2005 and 2006 is expected to be finalized by the end of fiscal 2009. The audit results may have an impact on the effective tax rate.

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, and its Rehab Without Walls ® unit.

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

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and interest expense and other, net, but include revenues and all other costs (including special items and restructuring and integration costs) directly attributable to the specific segment. Segment assets represent net accounts receivable, inventory, HME, identifiable intangible assets, goodwill and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Health segment to the CareCentrix segment. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

For the second quarter and first six months of fiscal 2009, net revenues relating to the Company’s participation in Medicare amounted to $215.0 million and $421.1 million, respectively, of which $194.1 million and $380.2 million, respectively, were included in the Home Health segment and $20.9 million and $40.9 million, respectively, were included in All Other.

Revenues from Cigna amounting to $64.7 million for the second quarter of fiscal 2008 and $128.5 million for the first six months of fiscal 2008 were included in the CareCentrix segment.

Net revenues associated with All Other are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Hospice	$18,251	$14,375	$35,861	$28,337
Respiratory services and HME	10,736	10,479	21,331	20,423
Infusion therapies	2,993	2,925	5,351	5,661
Consulting services	1,006	1,048	2,015	2,135

Total net revenues	$32,986	$28,827	$64,558	$56,556

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix (1)	All Other	Total
For the three months ended June 28, 2009 (unaudited)
Net revenue - segments	$265,581		$—	$32,987	$298,568

Intersegment revenues					(465)

Total net revenue					$298,103

Operating contribution	$48,633	(2)	$—	$3,891	$52,524

Corporate expenses					(17,124	)(2)
Depreciation and amortization					(5,658)
Loss on sale of assets, net					(85)
Interest expense and other, net					(1,871	)(3)

Income before income taxes					$27,786

For the three months ended June 29, 2008 (unaudited)
Net revenue - segments	$236,876		$79,323	$28,827	$345,026

Intersegment revenues					(813)

Total net revenue					$344,213

Operating contribution	$39,423	(2)	$6,523	$3,278	$49,224

Corporate expenses					(17,711	)(2)
Depreciation and amortization					(5,602)
Interest expense and other, net					(5,319)

Income before income taxes					$20,592

For the six months ended June 28, 2009 (unaudited)
Net revenue - segments	$523,326		$—	$64,558	$587,884

Intersegment revenues					(864)

Total net revenue					$587,020

Operating contribution	$91,858	(2)	$—	$7,121	$98,979

Corporate expenses					(35,339	)(2)
Depreciation and amortization					(11,145)
Gain on sale of assets, net					5,747
Interest expense and other, net					(4,262	)(3)

Income before income taxes					$53,980

Segment assets	$661,490		$—	$79,344	$740,834

Corporate assets					266,730

Total assets					$1,007,564

For the six months ended June 29, 2008 (unaudited)
Net revenue - segments	$453,876		$157,171	$56,556	$667,603

Intersegment revenues					(1,757)

Total net revenue					$665,846

Operating contribution	$70,625	(2)	$12,849	$6,123	$89,597

Corporate expenses					(34,290	)(2)
Depreciation and amortization					(10,753)
Interest expense and other, net					(10,745)

Income before income taxes					$33,809

Segment assets	$663,001		$55,916	$78,772	$797,689

Intersegment assets					(220)
Corporate assets					144,906

Total assets					$942,375

(1)	CareCentrix results are included in the above table for the three and six months ended June 29, 2008. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business.

(2)	For the second quarter and first six months of fiscal years 2009 and 2008, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration, and merger and acquisition activities (dollars in millions):

	2nd Quarter		Six Months
	2009	2008	2009	2008
Home Health	$0.4	$0.1	$0.5	$0.2
Corporate expenses	0.2	0.3	1.0	0.5

Total	$0.6	$0.4	$1.5	$0.7

(3)	For the second quarter and first six months of fiscal year 2009, interest expense and other, net includes impairment losses of $0.6 million and $1.0 million, respectively, recognized in connection with the sale of a portion of the Company’s ARS. See Note 6.

17.	Subsequent Events

Home Health Acquisitions

During the third quarter of 2009, the Company signed a definitive asset purchase agreement to acquire the assets of Rush Home Care, Inc. (d/b/a Magna Home Health), a part of Rush Health Systems, Inc., located in central Mississippi and west central Alabama. In addition, the Company purchased the assets of a homecare operation from the Nicholas County Commission on behalf of the Nicholas County Board of Health in West Virginia. These operations will extend the Company’s home health services in these states with ten new CON counties. These acquisitions have an aggregated purchase price of approximately $8.0 million, which will be funded from existing cash reserves.

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

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008 and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

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

Overview

Gentiva Health Services, Inc. is a leading provider of comprehensive home health services. Gentiva serves patients through more than 380 locations located in 39 states.

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

Until September 25, 2008, the Company operated CareCentrix, which provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business.

The federal and state government programs are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s home health services to patients. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact Gentiva and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

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

Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare industry populated by approximately 13,500 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these positive trends through a determined set of strategies, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; continuing technology initiatives that can make Gentiva more efficient and profitable; evaluating and closing opportunistic acquisitions; and further strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

Management intends the discussion of the Company’s financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.

The Company’s operations involve servicing patients and customers through (i) its Home Health business segment, (ii) various smaller operating segments, including hospice, respiratory services and HME, infusion therapy services and consulting, which are classified in the aggregate as “All Other” for segment reporting purposes, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, and its Rehab Without Walls ® unit. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Dispositions

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. Annual revenues generated from the assets that were sold approximated $24 million for the twelve months prior to the sales’ effective dates. The Company received $5.9 million in cash and recorded a receivable of $0.6 million for the balance of the consideration, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet at June 28, 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the six months ended June 28, 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million.

The Company’s consolidated statements of income for the second quarter and six months ended June 29, 2008 presented herein include the results of CareCentrix operations, including net revenues of $79.3 million and $157.2 million, respectively. The Company’s consolidated statements of income for the second quarter and six months ended June 28, 2009 presented herein include the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix.

Acquisitions

The Company has closed several acquisitions since early 2008. In comparing results of operations between the 2008 and 2009 reporting periods, incremental net revenues relating to acquired businesses approximated $3.6 million and $14.5 million for the second quarter and first six months of 2009, respectively. Acquisitions completed during the first six months of each year are further discussed below.

Mid-State Home Health Agency, Inc.

Effective June 20, 2009, the Company completed the acquisition of Mid-State Home Health Agency, Inc. (“Mid-State”), a provider of home health services in central Louisiana, pursuant to an asset purchase agreement. Total consideration of $2.2 million was paid at the time of closing, excluding transaction costs and subject to post-closing adjustments. The Company funded the purchase price using existing cash resources. Mid-State was acquired to extend the Company’s home health services into central Louisiana.

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

The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates. See Note 4.

Subsequent Events

During the third quarter of 2009, the Company signed a definitive asset purchase agreement to acquire the assets of Rush Home Health (d/b/a/ Magna Home Health), a part of Rush Health Systems, Inc. located in central Mississippi and west central Alabama. In addition, the Company purchased the assets of a homecare operation from the Nicholas County Commission on behalf of the Nicholas County Board of Health in West Virginia. These operations will extend the Company’s home health services in these states with ten new CON counties. These acquisitions have an aggregated purchase price of approximately $8.0 million, which will be funded from existing cash reserves.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented.

Revenues

A summary of the Company’s net revenues by segment follows:

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Home Health	$265.6	$236.9	12.1%	$523.3	$453.9	15.3%
CareCentrix	—	79.3	—	—	157.2	—
All Other	33.0	28.8	14.4%	64.6	56.5	14.2%
Intersegment revenues	(0.5)	(0.8)	(42.8%)	(0.9)	(1.8)	(50.8%)

Total net revenues	$298.1	$344.2	(13.4%)	$587.0	$665.8	(11.8%)

A summary of the Company’s net revenues by payer follows:

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Medicare
Home Health	$194.1	$161.3	20.4%	$380.2	$306.3	24.1%
All Other	20.9	17.2	20.8%	40.9	33.5	22.3%

Total Medicare	215.0	178.5	20.4%	421.1	339.8	23.9%
Medicaid and Local Government	24.8	33.0	(24.7%)	53.0	64.5	(17.9%)
Commercial Insurance and Other:
Paid at episodic rates	19.2	13.4	43.0%	35.3	24.5	43.8%
Other	39.1	119.3	(67.3%)	77.6	237.0	(67.3%)

Total Commercial Insurance and Other	58.3	132.7	(56.1%)	112.9	261.5	(56.8%)

Total net revenues	$298.1	$344.2	(13.4%)	$587.0	$665.8	(11.8%)

Net revenues decreased by $46 million or 13 percent for the second quarter of 2009 as compared to the second quarter of 2008. Excluding prior year’s second quarter revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $33 million or 12 percent in the second quarter of 2009.

Net revenues decreased by $79 million or 12 percent for the first six months of 2009 as compared to the first six months of 2009. Excluding prior year’s first six months revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $77 million or 15 percent in the first six months of 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2009 net revenues were $265.6 million, up $28.7 million, or 12.1 percent, from $236.9 million in the prior year period. For the first six months of fiscal 2009, net revenues were $523.3 million, a $69.4 million or 15.3 percent increase compared to $453.9 million for the corresponding period of fiscal 2008.

The Company’s episodic revenues grew at 22.1 percent and 25.6 percent for the second quarter and first six months of 2009, respectively. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Home Health
Medicare	$194.1	$161.3	20.4%	$380.2	$306.3	24.1%
Paid at episodic rates	19.2	13.4	43.0%	35.3	24.5	43.8%

Total	$213.3	$174.7	22.1%	$415.5	$330.8	25.6%

Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Episodes	67,500	61,800	9.2%	134,300	121,500	10.5%
Revenue per episode	$3,160	$2,830	11.7%	$3,090	$2,720	13.6%

Factors contributing to the improvements in revenue per episode for the second quarter of 2009 include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, and a shift in mix toward higher acuity cases. Episodic revenue growth, excluding the impact of recent acquisitions, was approximately 21 percent for the second quarter of 2009 and 23 percent in the first six months of 2009.

In the second quarter and first six months of 2009, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 80 percent and 79 percent, respectively, as compared to 74 percent and 73 percent for the corresponding periods in 2008. In the second quarter and first six months of 2009, revenues from specialty programs as a percent of total Medicare Home Health revenues were 38 percent and 36 percent, respectively, as compared to 31 percent and 30 percent, respectively, for the corresponding periods of 2008.

Revenues from Medicaid and Local Government payer sources were $22.6 million and $48.5 million in the second quarter and first six months of 2009, respectively, as compared to $31.0 million and $60.4 million in the second quarter and first six months of 2008, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $29.6 million in the second quarter of 2009 as compared to $31.2 million in the second quarter of 2008. For the first six months of 2009 as compared to the corresponding period of 2008, revenues from Commercial Insurance and Other payer sources were $59.3 million and $62.6 million, respectively.

The disposition in the first quarter of the majority of the Company’s assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other contracts, contributed to the decreases in Medicaid and Local Government revenues of $4.5 million and $5.8 million, respectively for the second quarter and first six months of fiscal 2009 and in Commercial Insurance and Other revenues by $1.6 million and $2.1 million, respectively for the second quarter and first six months of fiscal 2009. Additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. Second quarter 2008 net revenues were $79.3 million. For the first six months of fiscal 2008, net revenues were $157.2 million.

All Other

All Other revenues are derived from all three payer groups. Second quarter and first six months of fiscal 2009 net revenues were $33.0 million and $64.6 million, respectively, as compared to $28.8 million and $56.5 million respectively, in the corresponding periods of 2008. The increase for the second quarter of 2009 was attributable primarily to a $3.9 million increase in hospice revenues, of which approximately $1.6 million related to revenues from acquisitions completed during 2008, and a $0.3 million increase in respiratory therapy services and HME revenues. The increase for the first six months of 2009 was attributable primarily to a $7.5 million increase in hospice revenues, of which approximately $3.7 million related to revenues from acquisitions completed during 2008, and a $0.9 million increase in respiratory therapy services and HME revenues, offset somewhat by declines in other segment component revenues as compared to the corresponding period of 2008.

In All Other, Medicare revenues were $20.9 million and $40.9 million, respectively, in the second quarter and first six months of 2009 as compared to $17.2 million and $33.5 million, respectively, in the corresponding periods of 2008. Medicaid revenues were $2.2 million and $4.5 million for the second quarter and first six months of 2009 as compared to $2.0 million and $4.2 million for the second quarter and first six months of 2008. Commercial Insurance and Other revenues in the second quarter and first six months of 2009 were $9.9 million and $19.2 million as compared to $9.6 million and $18.9 million for the second quarter and first six months of 2008.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gross profit	$156.9	$151.5	$5.4	$305.0	$288.0	$17.0
As a percent of revenue	52.6%	44.0%	8.6%	52.0%	43.3%	8.7%

Gross profit increased by $5.4 million or 3.6 percent for the second quarter of 2009 as compared to the second quarter of 2008. For the first six months of 2009, gross profit increase by $17.0 million or 5.9 percent. Excluding prior year’s second quarter and first six months gross profit from the Company’s CareCentrix unit, gross profit increased by approximately $20.0 million or 15 percent and $45.9 million or 18 percent, respectively.

As a percentage of revenues, gross profit of 52.6 percent in the second quarter of 2009 represented an 8.6 percentage point increase as compared to the second quarter of 2008. For the first six months of 2009, gross profit of 52.0 percent represented an 8.7 percentage point increase compared to the first six months of 2008. Approximately 7.6 percentage points of these increases are attributable to the second quarter and first six months of fiscal 2009 no longer including the impact of the lower margin CareCentrix business. From a total Company perspective, the remaining increases in gross profit percentage were attributable primarily to (i) significant changes in revenue mix, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses and (iii) improved processes and management over various components of cost of services and goods sold, such as mileage expenses, productive materials and workers compensation and professional and general liability costs. These increases in gross margin percentage were partially offset by the impact of incremental costs resulting from (i) an increase in visits per episode of nearly 10 percent in both the second quarter and six month periods, (ii) a change in the mix of clinician visits with a greater emphasis on higher cost disciplines and (iii) a significant increase in employee health and welfare costs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in the first quarter of 2009. These changes contributed to an overall increase in gross margin within the Home Health segment from 52.3 percent in the second quarter of 2008 to 53.4 percent in the second quarter of 2009 and from 51.6 percent for the first six months of 2008 to 52.8 percent for the first six months of 2009.

CareCentrix gross profit as a percentage of revenues was 18.4 percent for both the second quarter and first six months of 2008.

Gross profit as a percentage of revenues in All Other increased from 45.1 percent and 44.5 percent in the second quarter and first six months of 2008, respectively to 45.7 percent and 44.6 percent in the second quarter and first six months of 2009, respectively. Gross profit in All Other was impacted by depreciation expense of $1.2 million and $2.5 million in the second quarter and first six months of 2009, respectively, as compared to $1.3 million and $2.5 million in the second quarter and first six months of 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million to $127.2 million for the quarter ended June 28, 2009, as compared to $125.6 million for the quarter ended June 29, 2008, and $9.1 million to $252.5 million for the six months ended June 28, 2009, as compared to $243.4 million for the six months ended June 29, 2008. Excluding prior year’s second quarter and first six months selling, general and administrative expenses relating to CareCentrix selling expenses and field operating costs ($8.2 million and $16.3 million, respectively) and estimated corporate expenses to support CareCentrix ($1.9 million and $3.8 million respectively), selling, general and administrative expenses increased approximately $11.7 million or 10 percent and $29.2 or 13 percent, respectively.

The increase of $1.6 million for the second quarter of 2009 as compared to the corresponding period of 2008 was primarily attributable to (i) Home Health segment and All Other field operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($7.9 million and $0.2 million, respectively), (ii) incremental costs in the 2009 period associated with operations acquired during 2008 ($1.4 million, including $0.2 million of selling expenses, $0.8 million of Home Health operating costs and $0.4 million of All Other operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($2.0 million), and (iv) depreciation and amortization ($0.2 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($8.2 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($1.1 million), (iii) corporate expenses ($0.7 million), and (iv) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($0.1 million).

        The increase of $9.1 million for the first half of 2009 as compared to the corresponding period of 2008 was primarily attributable to (i) Home Health segment and All Other field operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($15.8 million and $0.8 million, respectively), (ii) incremental costs in the 2009 period associated with operations acquired during 2008 ($5.5 million, including $0.9 million of selling expenses, $3.6 million of Home Health operating costs and $1.0 million of All Other operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($4.1 million), (iv) corporate expenses, excluding restructuring and integration costs, as noted below ($0.4 million), (v) restructuring and integration costs ($0.5 million) and (vi) depreciation and amortization ($0.4 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($16.3 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($1.4 million) and (iii) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($0.7 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $4.2 million and $8.3 million in the second quarter and first six months of 2009, respectively, as compared to $4.1 million and $7.9 million for the corresponding periods of 2008, respectively.

Gain on Sale of Assets, Net

The Company recorded a pre-tax gain of approximately $5.7 million during the first six months of 2009, in connection with the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in connection with the CareCentrix disposition in 2008.

Interest Expense and Interest Income

For the second quarter and first six months of fiscal 2009, net interest expense and other was approximately $1.9 million and $4.3 million, respectively, consisting primarily of interest expense and other of $2.7 million and $5.9 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $1.6 million, respectively, earned on investments and existing cash balances. Interest expense and other for the quarter and six months ended June 28, 2009 also included $0.6 and $1.0 million, respectively, of realized losses on the Company’s auction rate securities. For fiscal 2008, net interest expense and other for the second quarter and first six months was $5.3 million and $10.7 million, respectively, consisting primarily of interest expense and other of $5.6 million and $11.7 million, respectively, partially offset by interest income of $0.3 million and $1.0 million, respectively. The decrease in interest expense and other between the 2008 and 2009 periods related primarily to (i) lower Eurodollar rates in the 2009 period, (ii) lower outstanding borrowings under the Company’s term loan and revolving credit facility in the 2009 period and (iii) the reduction in the Company’s consolidated leverage ratio which has triggered reductions in the margins on term loan and revolving credit borrowings between the 2008 and 2009 periods, offset somewhat by the realized losses noted above.

Income before Income Taxes

Components of income before income taxes were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Operating Contribution:
Home Health	$48.6	$39.4	$9.2	$91.9	$70.6	$21.3
CareCentrix	—	6.5	(6.5)	—	12.8	(12.8)
All Other	3.9	3.3	0.6	7.1	6.2	0.9

Total Operating Contribution	52.5	49.2	3.3	99.0	89.6	9.4
Corporate expenses	(17.1)	(17.7)	0.6	(35.3)	(34.3)	(1.0)
Depreciation and amortization	(5.7)	(5.6)	(0.1)	(11.1)	(10.8)	(0.3)
(Loss) gain on sale of assets, net	(0.1)	—	(0.1)	5.7	—	5.7
Interest expense and other, net	(1.8)	(5.3)	3.5	(4.3)	(10.7)	6.4

Income before income taxes	$27.8	$20.6	$7.2	$54.0	$33.8	$20.2
As a percent of revenue	9.3%	6.0%	3.3%	9.2%	5.1%	4.1%

Income Taxes

The Company recorded a federal and state income tax provision of $11.0 million for the second quarter of fiscal 2009, of which $9.9 million represented a current tax provision and $1.1 million represented a deferred tax provision.

For the six months ended June 28, 2009, the Company recorded a federal and state income tax provision of $19.4 million representing a current tax provision of $17.9 million and a deferred tax provision of $1.5 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 35.9 percent for the first six months of fiscal 2009 is due to the favorable impact of a reduction of the capital loss carryforward valuation allowance (approximately 5.2 percent), offset by state taxes (approximately 5.0 percent) and other items (approximately 1.1 percent).

The Company recorded a federal and state income tax provision of $8.6 million for the second quarter of fiscal 2008, of which $2.6 million represented a current tax provision and $6.0 million represented a deferred tax provision. For the six months ended June 29, 2008, the Company recorded a federal and state income tax provision of $14.1 million representing a current tax provision of $3.2 million and a deferred tax provision of $10.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.6 percent for the first six months of 2008 is due to state taxes (approximately 5.0 percent) and other items (approximately 1.6 percent).

Net Income

For the second quarter of fiscal 2009, net income was $17.1 million, or $0.58 per diluted share, compared with net income of $12.0 million, or $0.41 per diluted share, for the corresponding period of 2008.

For the first six months of fiscal 2009, net income was $35.1 million, or $1.19 per diluted share, compared with net income of $19.7 million, or $0.68 per diluted share, for the first six months of fiscal 2008.

Net income for the first six months of 2009 included a pre-tax gain of $5.7 million, or $0.20 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. Net income also included a pre-tax charge of $0.6 million, or $0.01 per diluted share, and $1.5 million or $0.03 per diluted share for the second quarter and first six months of 2009, respectively, as compared to $0.4 million, or $0.01 per diluted share, and $0.7 million, or $0.01 per diluted share, for the corresponding period of 2008, respectively, relating to costs associated with restructuring and integration activities.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under governmental payer or third party commercial arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC in September 2007.

During the first six months of 2009, cash provided by operating activities was $49.5 million. In addition, the Company received net proceeds of $5.6 million from the sale of certain assets associated primarily with branch offices that specialized primarily in pediatric home health care services, generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $5.9 million and received proceeds of $2.6 million from the sale of ARS. In the first six months of 2009, the Company used $14.0 million for the repayment of debt, $4.8 million for repurchases of common stock, $12.4 million of cash for capital expenditures and $2.2 million for acquisitions.

Net cash provided by operating activities increased by $28.7 million, from $20.8 million for the first six months of 2008 to $49.5 million in the first six months of 2009. The increase was primarily driven by improvements in accounts receivable ($23.9 million) represented by a $1.1 million increase in accounts receivable in the 2009 period as compared to an increase of $25.0 million in accounts receivable in the 2008 period, an increase in net cash provided by operations prior to changes in assets and liabilities ($0.1 million) and changes in current liabilities ($5.1 million), offset somewhat by changes in prepaid expenses and other assets ($0.4 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008	Variance
OPERATING ACTIVITIES:
Net income	$35,117	$19,747	$15,370
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	11,145	10,753	392
Amortization of debt issuance costs	681	593	88
Provision for doubtful accounts	4,045	6,124	(2,079)
Equity-based compensation expense	3,466	3,220	246
Windfall tax benefits associated with equity-based compensation	(585)	(1,306)	721
Loss on sale of auction rate securities	1,000	—	1,000
Gain on sale of assets, net	(5,747)	—	(5,747)
Equity in net earnings of affiliate	(541)	—	(541)
Deferred income tax expense	1,458	10,829	(9,371)

Total cash provided by operations prior to changes in assets and liabilities	$50,039	$49,960	$79

The $0.1 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2008 and 2009 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$481	$1,899	$(1,418)
Payroll and related taxes	90	(294)	384
Deferred revenue	4,981	1,985	2,996
Medicare liabilities	(371)	(64)	(307)
Cost of claims incurred but not reported	—	(2,232)	2,232
Obligations under insurance programs	(1,569)	1,660	(3,229)
Other accrued expenses	(1,776)	(6,194)	4,418

Total changes in current liabilities	$1,836	$(3,240)	$5,076

The primary drivers for the $5.1 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a negative impact on cash of $1.4 million, and payroll and related taxes, which had a positive impact of $0.4 million, between the 2008 and 2009 reporting periods, primarily related to the timing of payments.

•

Deferred revenue, which had a positive impact of $3.0 million between the 2008 and 2009 reporting periods, exclusive of businesses acquired, primarily due to growth in the Medicare and non-Medicare PPS business.

•	Medicare liabilities, which had a negative impact of $0.3 million between the 2008 and 2009 reporting periods.

•	Cost of claims incurred but not reported, which had a positive impact of $2.2 million on the changes in operating cash flows, as a result of the CareCentrix disposition.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $3.2 million between the 2008 and 2009 reporting periods, primarily as a result of an increase in health and welfare benefit costs due to an increase in the number of covered associates and benefits coverage.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $4.4 million between the 2008 and 2009 reporting periods, primarily related to reduced cash interest payments.

Working capital at June 28, 2009 was approximately $159 million, an increase of $34 million, as compared to approximately $125 million at December 28, 2008, primarily due to:

•	a $30 million increase in cash and cash equivalents;

•	a $5 million increase in short term investments;

•	a $2 million increase in deferred tax assets;

•	a $1 million increase in prepaid expenses and other current assets; offset somewhat by

•

a $3 million decrease in accounts receivable, primarily due to strong cash collections in the Company’s Home Health segment as well as resolution of temporary cash delays associated with the Company’s hospice operations; and

•

a $1 million increase in current liabilities, consisting of increases in deferred revenue ($5 million) and accounts payable ($1 million), partially offset by decreases in obligations under insurance programs ($2 million) and other accrued expenses ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of June 28, 2009 were 53 days, compared to 57 days at December 28, 2008. DSO at June 28, 2009 for Home Health and All Other were 53 and 50 days, respectively, compared to 57 and 56 days, respectively, at December 28, 2008.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at June 28, 2009 and 46 days at December 28, 2008.

Accounts receivable attributable to major payer sources of reimbursement at June 28, 2009 and December 28, 2008 were as follows (in thousands):

	June 28, 2009
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$120,069	$106,718	$9,180	$2,802	$1,369
Medicaid and Local Government	16,452	13,425	1,426	1,027	574
Commercial Insurance and Other	41,833	31,551	5,734	2,871	1,677
Self - Pay	4,241	1,494	1,439	934	374

Gross Accounts Receivable	$182,595	$153,188	$17,779	$7,634	$3,994

	December 28, 2008
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$117,311	$100,873	$11,043	$4,164	$1,231
Medicaid and Local Government	21,384	16,269	2,481	2,114	520
Commercial Insurance and Other	43,528	31,173	6,382	4,197	1,776
Self - Pay	3,205	1,249	893	729	334

Gross Accounts Receivable	$185,428	$149,564	$20,799	$11,204	$3,861

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications was as follows:

	Second Quarter Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Medicare	72%	52%	72%	51%
Medicaid and Local Government	8	10	9	10
Commercial Insurance and Other:
Paid at episodic rates	7	4	6	4
Other	13	34	13	35

Total net revenues	100%	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Second Quarter Ended				Six Months Ended
	2009		2008		2009		2008
	Home Health	All Other	Home Health	All Other	Home Health	All Other	Home Health	All Other
Medicare	73%	63%	68%	60%	73%	63%	68%	59%
Medicaid and Local Government	9	7	13	7	9	7	13	7
Commercial Insurance and Other:
Paid at episodic rates	7	—	6	—	7	—	5	—
Other	11	30	13	33	11	30	14	34

Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

On July 31, 2008, CMS announced that hospices serving Medicare beneficiaries would receive a 2.5 percent increase in their fiscal 2009 hospice payments. As a result of the federal stimulus package enacted in 2009, the fiscal 2009 updated increase for hospice services serving Medicare beneficiaries changed from 2.5 percent to 3.6 percent retroactive to October 1, 2008. Effective January 1, 2009, CMS implemented a 9.5 percent reduction in rates on certain HME.

There are certain standards and regulations that the Company must adhere to in order to continue to participate in Medicare, Medicaid and other federal and state healthcare programs. As part of these standards and regulations, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in or adjustment to the amount of reimbursements received under these programs. Violation of the applicable federal and state health care regulations can result in our exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these standards and regulations. The Company’s HME and respiratory therapy business operates in certain markets that are expected to be subject to a competitive bidding process for Medicare.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 19 percent of total Company net revenue for both the second quarter and first six months of fiscal 2008.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of June 28, 2009, the consolidated leverage ratio was 1.9.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of June 28, 2009, the Company was in compliance with the covenants in the credit agreement.

        Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended June 28, 2009, the Company made no payments on its term loan. As of June 28, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.9 million; as of such date, interest expense on term loan borrowings approximated 2.6 percent per annum and fees on outstanding letters of credit were 1.75 percent per annum.

Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At June 28, 2009, the Company’s unused and available credit line was $49.5 million.

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

Capital Expenditures

The Company’s capital expenditures for the six months ended June 28, 2009 were $12.4 million as compared to $13.8 million for the same period in fiscal 2008. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $22 million and $24 million for fiscal 2009. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $99.5 million as of June 28, 2009, including operating funds of approximately $5.2 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company held investments in auction rate securities of $10.0 million at June 28, 2009. Based on the failures of auctions for these securities and the long-term maturities of the underlying securities (between three and 27 years), the Company reclassified its ARS as long-term investments on the Company’s consolidated balance sheet during the first quarter of 2008. In July 2009, the Company sold $5.0 million of auction rate securities at 89 percent of par and classified the fair value of these securities of approximately $4.4 million as short term investments on the Company’s consolidated balance sheet as of June 28, 2009. During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. Based on the Company’s expected operating cash flows and its other sources of cash, the Company does not anticipate that the potential lack of liquidity on the remaining auction rate securities will affect its ability to execute its current business plan. See Notes 3 and 6 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2009. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the six months ended June 28, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of June 28, 2009, the Company had outstanding borrowings of $237.0 million under the term loan of the credit agreement. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at June 28, 2009 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$237,000	$—	$—	$237,000	$—
Capital lease obligations	1,638	863	677	98	—
Operating lease obligations	77,281	27,194	37,064	11,472	1,551
Purchase obligations	6,469	2,588	3,881	—	—

Total	$322,388	$30,645	$41,622	$248,570	$1,551

During the quarter ended June 28, 2009, the Company made no prepayments on its term loan. The Company had total letters of credit outstanding of approximately $36.9 million at June 28, 2009 and $41.6 million at December 28, 2008. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $1.5 million and $1.9 million at June 28, 2009 and December 28, 2008, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for fiscal 2009 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of June 28, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $237.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.4 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on May 14, 2009.

(c) i) The following individuals were elected as directors to serve until the 2010 Annual Meeting of Shareholders by votes as follows:

Name	Votes FOR	Votes WITHHELD	BROKER NONVOTES
Victor F. Ganzi	24,985,842	1,706,499	0
Ronald A. Malone	15,332,564	11,359,777	0
Stuart Olsten	25,018,121	1,674,220	0
Tony Strange	16,890,570	9,801,771	0
Raymond S. Troubh	24,819,418	1,872,923	0
Rodney D. Windley	14,731,443	11,960,898	0

ii) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2009 was approved by votes as follows:

FOR:	25,894,604
AGAINST:	782,497
ABSTAIN:	15,240
BROKER NONVOTES:	0

iii) The proposal to amend and restate the Company’s 2004 Equity Incentive Plan was approved by votes as follows:

FOR:	20,472,608
AGAINST:	3,273,957
ABSTAIN:	20,345
BROKER NONVOTES	2,925,431

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amended and Restated 2004 Equity Incentive Plan. (5)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 7, 2009	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: August 7, 2009	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amended and Restated 2004 Equity Incentive Plan. (5)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.

*	Filed herewith

+	Management contract or compensatory plan or arrangement