Form 10-Q
period 2009-09-27
GENTIVA HEALTH SERVICES INC
filed 2009-11-06
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares outstanding of the registrant’s Common Stock, as of November 2, 2009, was 29,309,811.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$120,298	$69,201
Short-term investments	5,000	—
Receivables, less allowance for doubtful accounts of $7,318 and $8,227 at September 27, 2009 and December 28, 2008, respectively	175,728	177,201
Deferred tax assets	12,434	11,933
Prepaid expenses and other current assets	16,487	13,141

Total current assets	329,947	271,476
Long-term investments	—	11,050
Note receivable from affiliate	25,000	25,000
Investment in affiliate	24,043	23,264
Fixed assets, net	69,100	63,815
Intangible assets, net	253,836	250,432
Goodwill	311,135	308,213
Other assets	23,876	20,247

Total assets	$1,036,937	$973,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,982	$8,027
Payroll and related taxes	24,734	17,869
Deferred revenue	39,893	32,976
Medicare liabilities	6,493	6,680
Obligations under insurance programs	38,530	39,628
Other accrued expenses	34,409	40,895

Total current liabilities	152,041	146,075
Long-term debt	237,000	251,000
Deferred tax liabilities, net	70,559	64,262
Other liabilities	20,998	17,189
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 29,697,843 and 28,993,390 shares at September 27, 2009 and December 28, 2008, respectively	2,970	2,899
Additional paid-in capital	349,168	334,687
Retained earnings	211,579	161,057
Accumulated other comprehensive loss	—	(1,170)
Treasury stock, 461,552 and 129,703 shares at September 27, 2009 and December 28, 2008, respectively	(7,378)	(2,502)

Total shareholders’ equity	556,339	494,971

Total liabilities and shareholders’ equity	$1,036,937	$973,497

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net revenues	$295,592	$345,243	$882,612	$1,011,089
Cost of services and goods sold	143,490	194,263	425,474	572,106

Gross profit	152,102	150,980	457,138	438,983
Selling, general and administrative expenses	(126,624)	(127,909)	(379,165)	(371,358)
Gain on sale of assets, net	—	107,872	5,747	107,872
Interest income	687	338	2,305	1,278
Interest expense and other	(1,985)	(4,191)	(7,865)	(15,876)

Income before income taxes	24,180	127,090	78,160	160,899
Income tax expense	9,013	6,218	28,417	20,280

Income before equity in net earnings of affiliate	15,167	120,872	49,743	140,619
Equity in net earnings of affiliate	238	20	779	20

Net income	$15,405	$120,892	$50,522	$140,639

Net income per common share:
Basic	$0.53	$4.21	$1.74	$4.94

Diluted	$0.52	$4.07	$1.70	$4.80

Weighted average shares outstanding:
Basic	29,154	28,687	29,019	28,489

Diluted	29,800	29,718	29,648	29,320

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	For the Nine Months Ended
	September 27, 2009	September 28, 2008
OPERATING ACTIVITIES:
Net income	$50,522	$140,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,705	16,494
Amortization of debt issuance costs	952	1,474
Provision for doubtful accounts	6,307	9,536
Equity-based compensation expense	4,140	4,711
Windfall tax benefits associated with equity-based compensation	(743)	(2,087)
Impairment loss on auction rate securities	1,000	—
Gain on sale of assets, net	(5,747)	(107,872)
Equity in net earnings of affiliate	(779)	(20)
Deferred income tax expense	5,015	11,868
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(4,441)	(28,666)
Prepaid expenses and other current assets	(4,495)	(2,204)
Accounts payable	(130)	361
Payroll and related taxes	6,865	8,499
Deferred revenue	6,694	4,216
Medicare liabilities	(187)	(770)
Cost of claims incurred but not reported	—	(2,829)
Obligations under insurance programs	(1,098)	3,009
Other accrued expenses	(5,527)	(6,099)
Other, net	813	836

Net cash provided by operating activities	75,866	51,096

INVESTING ACTIVITIES:
Purchase of fixed assets	(18,157)	(19,082)
Proceeds from sale of assets, net of cash transferred	6,219	81,760
Acquisition of businesses, net of cash acquired	(10,325)	(60,634)
Purchase of short-term investments available-for-sale	—	(28,000)
Maturities of short-term investments available-for-sale	7,000	46,250

Net cash (used in) provided by investing activities	(15,263)	20,294

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,228	9,721
Windfall tax benefits associated with equity-based compensation	743	2,087
Borrowings under revolving credit facility	—	24,000
Home Health Care Affiliates debt repayments	—	(7,420)
Repayments under the Company’s term loan	(14,000)	(73,000)
Debt issuance costs	—	(557)
Repurchases of common stock	(4,813)	—
Repayment of capital lease obligations	(664)	(899)

Net cash used in financing activities	(9,506)	(46,068)

Net change in cash and cash equivalents	51,097	25,322
Cash and cash equivalents at beginning of period	69,201	36,181

Cash and cash equivalents at end of period	$120,298	$61,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,067	$17,945
Income taxes paid	$27,359	$8,363
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Note receivable received in connection with the sale of CareCentrix	$—	$25,000
Fair value of preferred stock received in connection with sale of CareCentrix	$—	$23,299
Fixed assets acquired under capital lease	$29	$675

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

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million. The Company’s consolidated statements of income for the third quarter and the nine months ended September 28, 2008 presented herein included the results of CareCentrix. The Company’s consolidated statements of income for the third quarter and the nine months ended September 27, 2009 included the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix. See Note 5.

In addition, the Company has completed various other transactions impacting the Company’s results of operations and financial condition as further described in Note 4. The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-Q with the SEC on November 6, 2009.

2.	New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in such Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Recognition of the Codification in financial statements is applicable for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of fiscal 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance to require fair value disclosures of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted this guidance in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on valuation techniques for estimating the fair value of assets or liabilities when there has been a significant decrease in volume and level of market activity. The Company adopted this guidance in the second quarter of fiscal 2009.

        In April 2009, the FASB issued authoritative guidance which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The Company adopted the guidance during the second quarter of 2009, as further described in Note 6.

In April 2008, the FASB issued authoritative guidance which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions, and increases the disclosure requirements related to renewal or extension assumptions. The Company has adopted this guidance for all intangible assets acquired on or after January 1, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. It further establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance related to business combination which established principles and requirements as to how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired and also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance in the first quarter of fiscal 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents.

The Company had operating funds of approximately $5.3 million and $4.6 million at September 27, 2009 and December 28, 2008, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

The Company currently holds an approximate 30 percent equity ownership interest in CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets at September 27, 2009 and December 28, 2008.

The Company’s other short term and long term investments consist of AAA rated municipal bonds with an auction reset feature (“ARS”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date. Investments in debt securities, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At September 27, 2009 and December 28, 2008, the Company held $5.0 million and $13.0 million, respectively, of investments categorized as available-for-sale. Available-for-sale investments are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. ARS are variable-rate debt securities with an interest rate that resets every 7, 28 or 35 days. In a stable market, these securities are expected to trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. In February 2008, auctions began to fail for these securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the maturities of the municipal bonds (which range between three and 27 years), the Company then classified the ARS as long-term investments on the Company’s consolidated balance sheet.

In October 2009, the issuer of the Company’s remaining ARS repurchased the security at par value of $5 million and, as such, the Company reversed the valuation allowance of approximately $0.8 million recorded in accumulated other comprehensive loss and classified the ARS as short-term investments on the Company’s consolidated balance sheet as of September 27, 2009. See Note 6.

Inventory

Inventories, which are included in prepaid expenses and other current assets, are stated at lower of cost or market. Cost is determined using the specific identification method. Inventories amounted to $2.5 million at September 27, 2009 and $2.4 million at December 28, 2008.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of September 27, 2009 and December 28, 2008, fixed assets, net were $69.1 million and $63.8 million, respectively, and included capitalized software of $35.8 million and $31.8 million, respectively, which is in development and is not yet being fully depreciated. During the second quarter of 2009, the Company began depreciating its clinical management software at such time that the technology became available in a branch for its intended use. Depreciation expense relating to this item approximated $0.1 million for the third quarter and first nine months of fiscal 2009.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $3.0 million at September 27, 2009 and $3.8 million at December 28, 2008, recorded in other assets.

Home Medical Equipment

HME, which is included in fixed assets, is stated at cost and consists of medical equipment, such as hospital beds and wheelchairs, provided to in-home patients in the Company’s respiratory therapy and HME operations. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment. At September 27, 2009 and December 28, 2008, the net book value of HME included in fixed assets, net in the accompanying consolidated balance sheets, was $5.7 million and $5.4 million, respectively.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability costs were $4.5 million and $11.7 million for the third quarter and first nine months of 2009, respectively, as compared to $4.0 million and $12.6 million for the corresponding periods of 2008.

Employee health and welfare costs were $13.1 million and $41.2 million for the third quarter and first nine months of 2009, respectively, as compared to $12.5 million and $35.1 million for the corresponding periods of 2008.

Reclassifications and Revisions

Certain reclassifications have been made to the 2008 third quarter and first nine months statements of income to conform to the current year presentation. The primary impact of the reclassifications was to reduce (i) net revenues in All Other and (ii) cost of services and goods sold by approximately $2.3 million and $6.4 million in the 2008 third quarter and first nine months of 2008, respectively, relating to the reimbursement of nursing home room and board charges for hospice patients.

4.	Dispositions and Acquisitions

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the nine months ended September 27, 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million, consisting of (i) cash proceeds of $84 million, (ii) a $25 million note receivable, (iii) a working capital adjustment of $1.4 million, (iv) reimbursement of $1.5 million of transaction related expenses and (v) shares of preferred stock of CareCentrix Holdings, Inc.

During the third quarter and first nine months of 2008, the Company recorded a pre-tax gain on the CareCentrix disposition of approximately $107.9 million, including $6.5 million of transaction costs.

Acquisitions

The Company has closed several acquisitions since early 2008. For the first nine months of 2009, total cash consideration paid for acquired businesses amounted to $10.3 million, excluding transaction costs and subject to post-closing adjustments. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The aggregate purchase price was allocated to identifiable intangible assets ($7.1 million), goodwill ($3.1 million) and other assets ($0.1 million). The name of the acquired home health agency, the acquisition date and the geographic service area is summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi/Western Alabama

For the first nine months of 2008, total cash consideration paid for acquired businesses amounted to $60.6 million. These acquisitions are further discussed below:

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

Hospice of Charleston

On August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, which was funded from the Company’s existing cash reserves. The acquisition allowed the Company to expand its home health services to three CON counties in and around Charleston, South Carolina.

*  *  *  *  *

The financial results of the above acquired operations are included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase prices were allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on discounted cash flows, and management’s valuation of the intangible assets acquired.

5.	Note Receivable from and Investment in Affiliate

The Company currently holds an approximate 30 percent equity ownership interest in CareCentrix Holdings Inc., whose CareCentrix subsidiary is a leading national provider of ancillary care benefit management services for major managed care organizations. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in affiliate using the equity method of accounting and recognized approximately $0.2 million and $0.8 million of equity in the net earnings of affiliate for the third quarter and the first nine months of fiscal 2009, respectively.

The Company holds a $25 million convertible subordinated promissory note from CareCentrix, which bears interest at a fixed rate of 10 percent, payable quarterly provided that CareCentrix remains in compliance with its senior debt covenants. The principal is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings Inc., or a sale of CareCentrix Holdings Inc.

6.	Fair Value of Financial Instruments

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

Fair value is defined under authoritative guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	September 27, 2009				December 28, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$84,886	$—	$—	$84,886	$57,969	$—	$—	$57,969
Municipal bonds	—	—	5,000	5,000	—	—	11,050	11,050

Total assets	$84,886	$—	$5,000	$89,886	$57,969	$—	$11,050	$69,019

The Company has no financial liabilities which are measured on a recurring basis. Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheet at September 27, 2009. Municipal bonds, which are classified as short-term and long-term investments, consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. These securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

Total
Balance at December 28, 2008	$11,050
Unrealized gain in other comprehensive income	950
Settlements	(7,000)

Balance at September 27, 2009	$5,000

In October 2009, the issuer of the Company’s remaining ARS repurchased the security at par value of $5 million and, as such, the Company reversed the valuation allowance of approximately $0.8 million recorded in accumulated other comprehensive loss and classified the ARS as short-term investments on the Company’s consolidated balance sheet as of September 27, 2009.

During the second quarter, the Company contracted to sell $5.0 million of auction rate securities at 89 percent of par, which settled in July 2009. During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with these transactions, the Company recognized an impairment loss of approximately $1.0 million for the first nine months of 2009, which was reflected in interest expense and other in the Company’s consolidated statement of income.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	September 27, 2009		December 28, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Notes receivable from affiliate	$25,000	$25,000	$25,000	$25,000
Investment in affiliate	$24,043	$24,043	$23,264	$23,264

Liabilities:
Long-term debt	$237,000	$225,150	$251,000	$210,840

The fair value of long-term debt used Level 2 inputs under the fair value hierarchy and is based upon the market approach which permits the use of inputs such as bid and ask prices to determine fair value. The fair value estimates consider relevant market information when available. When relevant market information was unavailable, fair value estimates are determined based on present value of estimated cash flows and consider various factors, including current economic conditions and risk characteristics of the financial instruments.

7.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Medicare
Home Health	$190.0	$165.2	15.0%	$570.2	$471.5	20.9%
All Other	21.8	19.4	12.5	62.8	52.9	18.7

Total Medicare	211.8	184.6	14.8	633.0	524.4	20.7
Medicaid and Local Government	23.7	32.4	(26.9)	76.7	97.0	(20.9)
Commercial Insurance and Other:
Paid at episodic rates	20.7	14.1	46.6	55.9	38.7	44.8
Other	39.4	114.1	(65.5)	117.0	351.0	(66.7)

Total Commercial Insurance and Other	60.1	128.2	(53.2)	172.9	389.7	(55.6)

Total net revenues	$295.6	$345.2	(14.4%)	$882.6	$1,011.1	(12.7%)

Net revenues in the Home Health and All Other operating segments are derived from all major payer classes. CareCentrix net revenues in the third quarter and first nine months of 2008 were 100 percent attributable to the Commercial Insurance and Other payer source. CareCentrix is a party to a contract with CIGNA Health Corporation (“Cigna”), pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing services and related services, home infusion therapies, and certain other specialty medical equipment to patients insured by Cigna. Cigna accounted for approximately 18 percent and 19 percent of the Company’s total net revenues for the third quarter and first nine months of fiscal 2008, respectively.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent of total net revenues for the third quarter and first nine months of fiscal 2008. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated agreements are immaterial for the fiscal 2009 periods.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 27, 2009	December 28, 2008
Medicare	$120,565	$117,311
Medicaid and Local Government	14,888	21,384
Commercial Insurance and Other	47,593	46,733

Gross Accounts Receivable	183,046	185,428
Less: Allowance for doubtful accounts	(7,318)	(8,227)

Net Accounts Receivable	$175,728	$177,201

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $3.8 million and $3.2 million as of September 27, 2009 and December 28, 2008, respectively.

8.	Restructuring, Integration and Other Special Charges

During the third quarter and first nine months of fiscal 2009, the Company recorded charges of $0.9 million and $2.4 million, respectively, as compared to $1.4 million and $2.1 million for the third quarter and first nine months of 2008, respectively, in connection with restructuring and integration activities, as well as professional fees and other costs associated with its merger and acquisition activities. Charges during the fiscal 2009 and 2008 periods included severance costs in connection with the termination of personnel and facility lease and other costs. Additional integration costs to be incurred during fiscal 2009, largely related to corporate and back office integration, are not expected to be material.

The costs incurred and cash expenditures associated with integration and merger and acquisition activities by component were as follows (in thousands):

	Compensation & Severance Costs	Facility Lease Costs	Other Special Charges	Total
Ending balance at December 30, 2007	$541	$259	$—	$800
Charge in 2008	882	196	1,738	2,816
Cash expenditures	(1,324)	(295)	(1,738)	(3,357)

Ending balance at December 28, 2008	99	160	—	259
Charge in first quarter 2009	763	25	110	898
Cash expenditure	(333)	(47)	(110)	(490)

Ending balance at March 29, 2009	529	138	—	667
Charge in second quarter 2009	602	—	4	606
Cash expenditure	(270)	(23)	(4)	(297)

Ending balance at June 28, 2009	861	115	—	976
Charge in third quarter 2009	(2)	546	336	880
Cash expenditure	(473)	(88)	(331)	(892)

Ending balance at September 27, 2009	$386	$573	$5	$964

The balance of unpaid charges relating to all restructuring, integration, and merger and acquisition activities aggregated $1.0 million at September 27, 2009 and $0.3 million at December 28, 2008, which was included in other accrued expenses in the Company’s consolidated balance sheets.

9.	Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of September 27, 2009 and December 28, 2008 were as follows (in thousands):

	September 27, 2009			December 28, 2008
	Home Health	All Other	Total	Home Health	All Other	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,323	$275	$1,598	$1,198	$275	$1,473	5 Years
Less: accumulated amortization	(1,061)	(183)	(1,244)	(884)	(142)	(1,026)

Net covenants not to compete	262	92	354	314	133	447
Customer relationships	26,934	2,260	29,194	25,420	2,260	27,680	5-10 Years
Less: accumulated amortization	(7,864)	(866)	(8,730)	(5,819)	(645)	(6,464)

Net customer relationships	19,070	1,394	20,464	19,601	1,615	21,216
Tradenames	18,215	130	18,345	18,099	130	18,229	10 Years
Less: accumulated amortization	(6,367)	(21)	(6,388)	(5,005)	(11)	(5,016)

Net tradenames	11,848	109	11,957	13,094	119	13,213

Subtotal	31,180	1,595	32,775	33,009	1,867	34,876
Indefinite-lived intangible assets:
Certificates of need and licenses	217,035	4,026	221,061	211,530	4,026	215,556	Indefinite

Total identifiable intangible assets	$248,215	$5,621	$253,836	$244,539	$5,893	$250,432

Goodwill	$261,592	$49,543	$311,135	$258,612	$49,601	$308,213

For the third quarter and first nine months of fiscal 2009, the Company recorded amortization expense of approximately $1.3 million and $3.9 million, respectively, as compared to $1.3 million and $3.5 million for the corresponding periods of fiscal 2008. The estimated amortization expense for the remainder of 2009 is $1.3 million and for each of the next five succeeding years approximates $5.2 million for fiscal year 2010, $5.1 million for fiscal year 2011, $5.0 million for fiscal year 2012, $4.5 million for fiscal year 2013, and $4.2 million for fiscal year 2014.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$15,405	$120,892	$50,522	$140,639

Basic weighted average common shares outstanding	29,154	28,687	29,019	28,489
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	646	1,031	629	831

Diluted weighted average common shares outstanding	29,800	29,718	29,648	29,320

Net income per common share:
Basic	$0.53	$4.21	$1.74	$4.94
Diluted	$0.52	$4.07	$1.70	$4.80

For both the third quarter and first nine months of fiscal 2009, approximately 0.9 million stock options were excluded from the computations of diluted earnings per share as their exercise price was higher than the Company’s average stock price during the respective periods.

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

In connection with the disposition of 69 percent of its equity ownership interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets associated with certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided the lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of September 27, 2009, the consolidated leverage ratio was 1.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 27, 2009, the Company was in compliance with the covenants in the credit agreement.

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

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company had made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended September 27, 2009, the Company made no payments on its term loan. As of September 27, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.5 million; as of such date, interest expense on term loan borrowings approximated 2.2 percent per annum and fees on outstanding letters of credit were 1.50 percent per annum.

The letters of credit, which expire one year from the date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $3.2 million and $1.9 million at September 27, 2009 and December 28, 2008, respectively.

Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At September 27, 2009, the Company’s unused and available credit line was $49.8 million. On November 1, 2009, CIT Group, Inc. (“CIT”), one of whose subsidiaries is a participating lending institution in the Company’s credit facility, filed for Chapter 11 bankruptcy protection. The CIT subsidiary’s pro rata share of the Company’s unused and available revolving credit facility was approximately $4.7 million at September 27, 2009.

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

Other

The Company has equipment capitalized under capital lease obligations. At September 27, 2009 and December 28, 2008, long-term capital lease obligations were $0.6 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.8 million and $0.9 million at September 27, 2009 and December 28, 2008, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 27, 2009 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 28, 2008	28,993,390	$2,899	$334,687	$161,057	$(1,170)	$(2,502)	$494,971
Comprehensive income:
Net income	—	—	—	50,522	—	—	50,522
Change in estimate on auction rate securities	—	—	—	—	1,170	—	1,170

Total comprehensive income	—	—	—	50,522	1,170	—	51,692
Income tax benefits associated with equity-based compensation	—	—	1,183	—	—	—	1,183
Equity-based compensation expense	—	—	4,140	—	—	—	4,140
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	704,453	71	9,158	—	—	—	9,229
Treasury stock:
Repurchase of common stock at cost (327,828 shares)	—	—	—	—	—	(4,813)	(4,813)
Treasury stock received from Healthfield escrow (4,021 shares)	—	—	—	—	—	(63)	(63)

Balance at September 27, 2009	29,697,843	$2,970	$349,168	$211,579	$—	$(7,378)	$556,339

Comprehensive income amounted to $16.2 million and $120.9 million for the third quarter of fiscal 2009 and fiscal 2008, respectively, and $51.7 million and $141.2 million for the first nine months of fiscal 2009 and 2008, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. The Company made no repurchases of its common stock during the third quarter of fiscal 2009. During the nine months ended September 27, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. As of September 27, 2009, the Company had remaining authorization to repurchase an aggregate of 355,568 shares of its outstanding common stock. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock.

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

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the plan regardless of their actual or scheduled hours of service.

Stock option grants in fiscal 2009 and fiscal 2008 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. For the third quarter and first nine months of fiscal 2009, the Company recorded equity-based compensation expense of $0.7 million and $4.1 million, respectively, as compared to $1.5 million and $4.7 million for the corresponding periods of fiscal 2008, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options. During the third quarter of fiscal 2009, the Company recorded a positive adjustment to equity-based compensation expense of approximately $1.1 million due to a change in the estimated number of stock option forfeitures assumed in calculating equity-based compensation. The weighted-average fair values of the Company’s stock options granted during the first nine months of fiscal 2009 and fiscal 2008, calculated using the Black-Scholes option pricing model and other assumptions, are as follows:

	Nine Months Ended
	September 27, 2009	September 28, 2008
Weighted average fair value of options granted	$8.85	$6.27
Risk-free interest rate	1.56%	3.64%
Expected volatility	34%	30%
Contractual life	10 years	10 years
Expected dividend yield	0%	0%

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

Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2009 and fiscal 2008 are as follows:

	Nine Months Ended
	September 27, 2009			September 28, 2008
	1st Offering Period	2nd Offering Period	3rd Offering Period	1st Offering Period	2nd Offering Period	3rd Offering Period
Risk-free interest rate	0.20%	0.20%	0.12%	1.22%	1.94%	1.45%
Expected volatility	116%	61%	54%	31%	35%	40%
Expected life	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years
Expected dividend yield	0%	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of September 27, 2009 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 28, 2008	3,349,252	$15.80
Granted	898,700	26.67
Exercised	(405,232)	12.70
Cancelled	(375,850)	19.35

Balance as of September 27, 2009	3,466,870	$18.59	6.9	$20,952,074

Exercisable Options	1,560,152	$13.99	4.9	$16,499,538

During the first nine months of fiscal 2009, the Company granted 898,700 stock options to officers and employees under its 2004 Plan at an average exercise price of $26.67 and a weighted-average, grant-date fair value of $8.85. Included in this grant were 62,500 performance-based options granted to the Chief Executive Officer at an exercise price of $28.17. These options will vest when the Company’s Compensation, Corporate Governance and Nominating Committee certifies that certain defined performance targets based upon cumulative EBITDA margin growth over the 2008 base year have been met for the fiscal years 2010 through 2012, with 50 percent eligible to vest following fiscal year 2010 and 25 percent eligible to vest following each of fiscal years 2011 and 2012. The total intrinsic value of options exercised during the nine months ended September 27, 2009 and September 28, 2008 was $3.8 million and $7.1 million, respectively.

As of September 27, 2009, the Company had $6.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options that vested during the first nine months of fiscal 2009 was $4.2 million.

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

Home Health Care Affiliates, Inc. and Physicians Home Health Care

The Company acquired HHCA, a provider of home health and hospice services in the state of Mississippi, in February 2008. Upon the closing of HHCA, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. In May 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to the owners of the selling company. In August 2009, the balance of the escrow fund relating to the acquisition of HHCA was released to the owners of the selling company.

The Company acquired the assets of PHHC, a provider of home health services in Colorado, effective June 1, 2008. PHHC and HHCA had common ownership interests prior to their acquisition by the Company. Upon the acquisition of PHHC, the escrow fund that related to the acquisition of HHCA was increased by an additional $1.2 million in cash to cover potential claims by the Company that relate to the acquisition of PHHC. The escrow fund remains open with respect to those claims.

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

Pediatric and Adult Hourly Services Disposition

The Company has agreed to guarantee the indemnification obligations of certain of the Company’s subsidiaries to the purchaser of assets associated with certain branch offices that specialized primarily in pediatric home health care services and adult home care services that were sold effective March 14, 2009. The indemnification obligations generally related to representations, warranties, covenants and agreements made by such subsidiaries in the related asset purchase agreement, as well as to such subsidiaries’ related pre-closing operations, liabilities, claims and proceedings. The representations and warranties made by the Company’s subsidiaries, with certain exceptions, generally survive for a period of two years from the closing date. The maximum aggregate liability of the Company for any breaches of such representations or liabilities is $6.0 million.

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

The Company recorded a federal and state income tax provision of $9.0 million for the third quarter of fiscal 2009, of which $5.5 million represented a current tax provision and $3.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.3 percent for the third quarter of 2009 is due to state income taxes, net of Federal benefit (approximately 5.0 percent) offset by the utilization of research and development credits (approximately 2.2 percent) and other items (approximately 0.5 percent).

        For the nine months ended September 27, 2009, the Company recorded a federal and state income tax provision of $28.4 million representing a current tax provision of $23.4 million and a deferred tax provision of $5.0 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.4 percent for the first nine months of 2009 is due to state income taxes, net of Federal benefit (approximately 5.0 percent) and other items (approximately 0.7 percent) offset by a reduction of the capital loss carryforward valuation allowance (approximately 3.6 percent) and the utilization of research and development credits (approximately 0.7 percent).

The Company recorded a federal and state income tax provision of $6.2 million for the third quarter of fiscal 2008, of which $5.2 million represented a current tax provision and $1.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 4.9 percent for the third quarter of 2008 is due to the CareCentrix transaction (approximately 33.6 percent), offset by state taxes and other items (approximately 3.5 percent).

For the nine months ended September 28, 2008, the Company recorded a federal and state income tax provision of $20.3 million, representing a current provision of $8.4 million and a deferred tax provision of $11.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.6 percent for the first nine months of 2008 is due to the CareCentrix transaction (approximately 24.3 percent), offset by state taxes and other items (approximately 1.9 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	September 27, 2009	December 28, 2008
Deferred tax assets:
Current:
Reserves and allowances	$7,348	$7,543
Other	5,086	4,390

Total current deferred tax assets	12,434	11,933
Noncurrent:
Intangible assets	30,046	35,781
State net operating loss carryforwards	6,940	7,140
Less: state NOL valuation allowance	(3,808)	(3,808)
Capital loss carryforward	6,031	8,861
Less: capital loss valuation allowance	(5,699)	(8,528)
Other	4,291	3,615

Total noncurrent deferred tax assets	37,801	43,061

Total deferred tax assets	50,235	54,994

Deferred tax liabilities:
Noncurrent:
Fixed assets	(4,639)	(3,575)
Intangible assets	(86,116)	(87,660)
Developed software	(14,953)	(13,295)
Acquisition reserves	(1,411)	(1,545)
Other	(1,241)	(1,248)

Total non-current deferred tax liabilities	(108,360)	(107,323)

Net deferred tax liabilities	$(58,125)	$(52,329)

At September 27, 2009, the Company had a capital loss carryforward of $15.1 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $6.0 million. A valuation allowance of $5.7 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization.

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

For the third quarter and first nine months of fiscal 2009, net revenues relating to the Company’s participation in Medicare amounted to $211.8 million and $633.0 million, respectively, of which $190.0 million and $570.2 million, respectively, were included in the Home Health segment and $21.8 million and $62.8 million, respectively, were included in All Other.

Revenues from Cigna amounting to $61.0 million for the third quarter of fiscal 2008 and $189.5 million for the first nine months of fiscal 2008 were included in the CareCentrix segment.

Net revenues associated with All Other are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Hospice	$18,667	$16,437	$54,528	$44,774
Respiratory services and HME	11,632	10,889	32,964	31,311
Infusion therapies	3,160	2,828	8,510	8,490
Consulting services	1,123	1,111	3,138	3,246

Total net revenues	$34,582	$31,265	$99,140	$87,821

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		CareCentrix (1)	All Other	Total
For the three months ended September 27, 2009 (unaudited)
Net revenue - segments	$261,444		$—	$34,582	$296,026

Intersegment revenues					(434)

Total net revenue					$295,592

Operating contribution	$41,380	(2)	$—	$4,963	$46,343

Corporate expenses					(15,305	)(2)
Depreciation and amortization					(5,560)
Interest expense and other, net					(1,298)

Income before income taxes					$24,180

For the three months ended September 28, 2008 (unaudited)
Net revenue - segments	$239,344		$75,546	$31,265	$346,155

Intersegment revenues					(912)

Total net revenue					$345,243

Operating contribution	$38,841	(2)	$5,225	$2,923	$46,989

Corporate expenses					(18,177	)(2)
Depreciation and amortization					(5,741)
Gain on sale of assets, net					107,872
Interest expense and other, net					(3,853)

Income before income taxes					$127,090

For the nine months ended September 27, 2009 (unaudited)
Net revenue - segments	$784,770		$—	$99,140	$883,910

Intersegment revenues					(1,298)

Total net revenue					$882,612

Operating contribution	$133,238	(2)	$—	$12,084	$145,322

Corporate expenses					(50,644	)(2)
Depreciation and amortization					(16,705)
Gain on sale of assets, net					5,747
Interest expense and other, net					(5,560	)(3)

Income before income taxes					$78,160

Segment assets	$668,429		$—	$80,539	$748,968

Corporate assets					287,969

Total assets					$1,036,937

For the nine months ended September 28, 2008 (unaudited)
Net revenue - segments	$693,220		$232,717	$87,821	$1,013,758

Intersegment revenues					(2,669)

Total net revenue					$1,011,089

Operating contribution	$109,466	(2)	$18,074	$9,046	$136,586

Corporate expenses					(52,467	)(2)
Depreciation and amortization					(16,494)
Gain on sale of assets, net					107,872
Interest expense and other, net					(14,598)

Income before income taxes					$160,899

Segment assets	$665,203		$—	$80,082	$745,285

Corporate assets					227,618

Total assets					$972,903

(1)	CareCentrix results are included in the above table for the three and nine months ended September 28, 2008. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business.

(2)	For the third quarter and first nine months of fiscal years 2009 and 2008, operating contribution and corporate expenses were impacted by the following costs incurred in connection with integration, and merger and acquisition activities (dollars in millions):

	3rd Quarter		Nine Months
	2009	2008	2009	2008
Home Health	$0.9	$0.1	$1.4	$0.3
Corporate expenses	—	1.3	1.0	1.8

Total	$0.9	$1.4	$2.4	$2.1

(3)	For the first nine months of fiscal year 2009, interest expense and other, net includes impairment losses of $1.0 million recognized in connection with the sale of a portion of the Company’s ARS. See Note 6.

17.	Subsequent Event

In October 2009, the Company completed its acquisition of the Medicare certified assets of Coordinated Home Health Care, Inc., with three offices in New Mexico and Texas, pursuant to an asset purchase agreement. These offices will expand the Company’s coverage in these two states. The acquisition is not expected to have a material impact on the Company’s consolidated financial statements in 2009.

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

Until September 25, 2008, the Company operated CareCentrix, which provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment (“HME”), respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business.

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

Gentiva believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare industry populated by approximately 13,500 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategies, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; continuing technology initiatives that can make Gentiva more efficient and profitable; evaluating and closing opportunistic acquisitions; and further strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

Significant Developments

Dispositions

Pediatric and Adult Hourly Services Dispositions

During the first quarter of 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. Annual revenues generated from the assets that were sold approximated $24 million for the twelve months prior to the sales’ effective dates. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in the gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the nine months ended September 27, 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million.

The Company’s consolidated statements of income for the third quarter and nine months ended September 28, 2008 presented herein include the results of CareCentrix operations, including net revenues of $75.6 million and $232.7 million, respectively. The Company’s consolidated statements of income for the third quarter and nine months ended September 27, 2009 presented herein include the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix.

Acquisitions

The Company has closed several acquisitions since early 2008. In comparing results of operations between the 2008 and 2009 reporting periods, incremental net revenues relating to acquired businesses approximated $2.1 million and $16.7 million for the third quarter and first nine months of 2009, respectively.

For the first nine months of 2009, total cash consideration paid for acquired businesses amounted to $10.3 million, excluding transaction costs and subject to post-closing adjustments. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The name of the acquired home health agency, the acquisition date and the geographic service area is summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi /Western Alabama

For the first nine months of 2008, total cash consideration paid for acquired businesses amounted to $60.6 million. These acquisitions are further described below:

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

Hospice of Charleston

On August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, which was funded from the Company’s existing cash reserves. The acquisition allowed the Company to expand its home health services to three CON counties in and around Charleston, South Carolina.

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

Revenues

A summary of the Company’s net revenues by segment follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Home Health	$261.4	$239.3	9.2%	$784.8	$693.2	13.2%
CareCentrix	—	75.6	—	—	232.7	—
All Other	34.6	31.2	10.6	99.1	87.8	12.9
Intersegment revenues	(0.4)	(0.9)	(52.4)	(1.3)	(2.6)	(51.4)

Total net revenues	$295.6	$345.2	(14.4%)	$882.6	$1,011.1	(12.7%)

A summary of the Company’s net revenues by payer follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Medicare
Home Health	$190.0	$165.2	15.0%	$570.2	$471.5	20.9%
All Other	21.8	19.4	12.5	62.8	52.9	18.9

Total Medicare	211.8	184.6	14.8	633.0	524.4	20.7
Medicaid and Local Government	23.7	32.4	(26.9)	76.7	97.0	(20.9)
Commercial Insurance and Other:
Paid at episodic rates	20.7	14.1	46.6	55.9	38.7	44.8
Other	39.4	114.1	(65.5)	117.0	351.0	(66.7)

Total Commercial Insurance and Other	60.1	128.2	(53.2)	172.9	389.7	(55.6)

Total net revenues	$295.6	$345.2	(14.4%)	$882.6	$1,011.1	(12.7%)

Net revenues decreased by $49.6 million or 14.4 percent for the third quarter of 2009 as compared to the third quarter of 2008. Excluding prior year’s third quarter revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $25.3 million or 9.4 percent in the third quarter of 2009.

Net revenues decreased by $128.5 million or 12.7 percent for the first nine months of 2009 as compared to the first nine months of 2009. Excluding prior year’s first nine months revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $102.6 million or 13.1 percent in the first nine months of 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2009 net revenues were $261.4 million, up $22.1 million, or 9 percent, from $239.3 million in the prior year period. For the first nine months of fiscal 2009, net revenues were $784.8 million, a $91.6 million or 13 percent increase compared to $693.2 million for the corresponding period of fiscal 2008.

The Company’s episodic revenues grew at 17.5 percent and 22.7 percent for the third quarter and first nine months of 2009, respectively. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Medicare	$190.0	$165.2	15.0%	$570.2	$471.5	20.9%
Paid at episodic rates	20.7	14.1	46.6	55.9	38.7	44.8

Total	$210.7	$179.3	17.5%	$626.1	$510.2	22.7%

Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
	2009	2008	Percentage Variance	2009	2008	Percentage Variance
Episodes	66,700	61,600	8.3%	200,400	182,500	9.8%
Revenue per episode	$3,160	$2,910	8.6%	$3,120	$2,790	11.8%

Factors contributing to the improvements in revenue per episode for the third quarter of 2009 include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, and a shift in mix toward higher acuity cases. Episodic revenue growth, excluding the impact of recent acquisitions, was approximately 17 percent for the third quarter of 2009 and 21 percent in the first nine months of 2009.

In the third quarter and first nine months of 2009, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 81 percent and 80 percent, respectively, as compared to 75 percent and 74 percent, respectively, for the corresponding periods in 2008. In the third quarter and first nine months of 2009, revenues from specialty programs as a percent of total Medicare Home Health revenues were 38 percent and 37 percent, respectively, as compared to 32 percent and 30 percent, respectively, for the corresponding periods of 2008.

Revenues from Medicaid and Local Government payer sources were $21.3 million and $69.9 million in the third quarter and first nine months of 2009, respectively, as compared to $30.6 million and $91.0 million in the third quarter and first nine months of 2008, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $29.4 million in the third quarter of 2009 as compared to $29.4 million in the third quarter of 2008. For the first nine months of 2009 as compared to the corresponding period of 2008, revenues from Commercial Insurance and Other payer sources were $88.8 million and $92.0 million, respectively.

The disposition in the first quarter of the majority of the Company’s assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other contracts, contributed to the decreases in Medicaid and Local Government revenues of $4.5 million and $10.3 million, respectively, for the third quarter and first nine months of fiscal 2009 and in Commercial Insurance and Other revenues by $1.5 million and $3.6 million, respectively, for the third quarter and first nine months of fiscal 2009. Additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. Third quarter 2008 net revenues were $75.6 million. For the first nine months of fiscal 2008, net revenues were $232.7 million.

All Other

All Other revenues are derived from all three payer groups. Third quarter and first nine months of fiscal 2009 net revenues were $34.6 million and $99.1 million, respectively, as compared to $31.2 million and $87.8 million, respectively, in the corresponding periods of 2008. The increase for the third quarter of 2009 was attributable primarily to a $2.2 million increase in hospice revenues, of which approximately $0.6 million related to revenues from acquisitions completed during 2008, and a $1.1 million increase in respiratory therapy services and HME and infusion therapy revenues. The increase for the first nine months of 2009 was attributable primarily to a $9.8 million increase in hospice revenues, of which approximately $4.4 million related to revenues from acquisitions completed during 2008, and a $1.6 million increase in respiratory therapy services and HME revenues, offset somewhat by declines in other segment component revenues as compared to the corresponding period of 2008.

In All Other, Medicare revenues were $21.8 million and $62.8 million, respectively, in the third quarter and first nine months of 2009 as compared to $19.4 million and $52.9 million, respectively, in the corresponding periods of 2008. Medicaid revenues were $2.4 million and $6.8 million for the third quarter and first nine months of 2009, respectively, as compared to $1.9 million and $6.0 million for the third quarter and first nine months of 2008, respectively. Commercial Insurance and Other revenues in the third quarter and first nine months of 2009 were $10.4 million and $29.5 million, respectively, as compared to $9.9 million and $28.9 million for the third quarter and first nine months of 2008, respectively.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gross profit	$152.1	$151.0	$1.1	$457.1	$439.0	$18.1
As a percent of revenue	51.5%	43.7%	7.8%	51.8%	43.4%	8.4%

Gross profit increased by $1.1 million or 0.8 percent for the third quarter of 2009 as compared to the third quarter of 2008. For the first nine months of 2009, gross profit increased by $18.1 million or 4.1 percent. Excluding prior year’s third quarter and first nine months gross profit from the Company’s CareCentrix unit, gross profit increased by approximately $14.8 million or 10.8 percent and $60.7 million or 15.3 percent, respectively.

As a percentage of revenues, gross profit of 51.5 percent in the third quarter of 2009 represented a 7.8 percentage point increase as compared to the third quarter of 2008. For the first nine months of 2009, gross profit of 51.8 percent represented an 8.4 percentage point increase compared to the first nine months of 2008. Approximately 7.1 and 7.4 percentage points of these increases are attributable to the fact that the third quarter and first nine months of fiscal 2009 no longer included the impact of the lower margin CareCentrix business. From a total Company perspective, the remaining increases in gross profit percentage were attributable primarily to (i) significant changes in revenue mix, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses and (iii) improved processes and management over various components of cost of services and goods sold, such as mileage expenses, productive materials and workers compensation and professional and general liability costs. These increases in gross margin percentage were partially offset by the impact of incremental costs resulting from (i) an increase in visits per episode of nearly 9 percent in both the third quarter and nine month periods, (ii) a change in the mix of clinician visits with a greater emphasis on higher cost disciplines, (iii) increased labor costs associated with higher utilization of paid time off by clinical associates during the third quarter and (iv) a significant increase in employee health and welfare costs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in the first quarter of 2009. These changes contributed to an overall increase in gross margin within the Home Health segment from 51.9 percent and 51.7 percent in the third quarter and for the first nine months of 2008, respectively, to 52.0 percent and 52.5 percent in the third quarter and for the first nine months of 2009, respectively.

CareCentrix gross profit as a percentage of revenues was 18.1 percent for the third quarter and 18.3 percent for the first nine months of 2008.

Gross profit as a percentage of revenues in All Other increased from 42.4 percent and 43.8 percent in the third quarter and first nine months of 2008, respectively, to 47.4 percent and 45.6 percent in the third quarter and first nine months of 2009, respectively. Gross profit in All Other was impacted by depreciation expense of $1.1 million and $3.5 million in the third quarter and first nine months of 2009, respectively, as compared to $1.3 million and $3.7 million in the third quarter and first nine months of 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.3 million to $126.6 million for the quarter ended September 27, 2009, as compared to $127.9 million for the quarter ended September 28, 2008, and increased $7.8 million to $379.2 million for the nine months ended September 27, 2009, as compared to $371.4 million for the nine months ended September 27, 2008. Excluding prior year’s third quarter and first nine months selling, general and administrative expenses relating to CareCentrix ($8.6 million and $24.9 million, respectively) and estimated corporate expenses to support CareCentrix ($1.9 million and $5.7 million, respectively), selling, general and administrative expenses increased approximately $9.2 million or 8 percent and $38.4 or 11 percent, respectively.

The decrease of $1.3 million for the third quarter of 2009 as compared to the corresponding period of 2008 was primarily attributable to (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($8.6 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($1.1 million), (iii) equity based compensation expense ($0.8 million), (iv) corporate expenses, excluding restructuring and integration costs, as noted below ($0.7 million), (v) restructuring and integration costs ($0.5 million) and (vi) All Other field operating and selling costs, exclusive of acquisitions ($0.1 million). These decreases in costs were partially offset by increases in (i) Home Health segment field operating and selling costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($7.5 and $1.8 million, respectively), (ii) incremental costs in the 2009 period associated with acquired operations ($0.8 million, including $0.1 million of selling expenses, $0.5 million of Home Health operating costs and $0.2 million of All Other operating costs), and (iii) incremental provision for doubtful accounts associated with the Company’s All Other business units ($0.4 million).

The increase of $7.8 million for the first nine months of 2009 as compared to the corresponding period of 2008 was primarily attributable to (i) Home Health segment and All Other field operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($23.0 million and $0.8 million, respectively), (ii) incremental costs in the 2009 period associated with acquired operations ($6.4 million, including $1.0 million of selling expenses, $4.2 million of Home Health operating costs and $1.2 million of All Other operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($5.9 million), (iv) depreciation and amortization ($0.4 million) and (v) restructuring and integration costs ($0.2 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($24.9 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($2.6 million), (iii) equity compensation ($0.6 million), (iv) corporate expenses, excluding restructuring and integration costs, as noted above ($0.5 million) and (v) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($0.3 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $4.3 million and $12.6 million in the third quarter and first nine months of 2009, respectively, as compared to $4.3 million and $12.1 million for the corresponding periods of 2008, respectively.

Gain on Sale of Assets, Net

For the third quarter and first nine months of 2008, the Company recorded a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.5 million, in connection with the sale of a majority equity ownership interest in the Company’s CareCentrix ancillary care benefit management business. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the transaction, no tax expense was recorded and a capital loss carryforward was created in connection with the CareCentrix disposition.

The Company recorded a pre-tax gain of approximately $5.7 million during the first nine months of 2009, in connection with the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in 2008.

Interest Expense and Interest Income

For the third quarter and first nine months of fiscal 2009, net interest expense and other was approximately $1.3 million and $5.6 million, respectively, consisting primarily of interest expense and other of $2.0 million and $7.9 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $2.3 million, respectively, earned on investments and existing cash balances. Interest expense and other for the nine months ended September 27, 2009 also included $1.0 million of realized losses on the Company’s auction rate securities. For fiscal 2008, net interest expense and other for the third quarter and first nine months was $3.9 million and $14.6 million, respectively, consisting primarily of interest expense and other of $4.2 million and $15.9 million, respectively, partially offset by interest income of $0.3 million and $1.3 million, respectively. The decrease in interest expense and other between the 2008 and 2009 periods related primarily to (i) lower Eurodollar rates in the 2009 period, (ii) lower outstanding borrowings under the

Company’s term loan and revolving credit facility in the 2009 period and (iii) the reduction in the Company’s consolidated leverage ratio which has triggered reductions in the margins on term loan and revolving credit borrowings between the 2008 and 2009 periods, offset somewhat by the realized losses noted above.

Income before Income Taxes

Components of income before income taxes were as follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Operating Contribution:
Home Health	$41.4	$38.9	$2.5	$133.2	$109.5	$23.7
CareCentrix	—	5.2	(5.2)	—	18.1	(18.1)
All Other	5.0	2.9	2.1	12.1	9.0	3.1

Total Operating Contribution	46.4	47.0	(0.6)	145.3	136.6	8.7
Corporate expenses	(15.3)	(18.2)	2.9	(50.6)	(52.5)	1.9
Depreciation and amortization	(5.6)	(5.7)	0.1	(16.7)	(16.5)	(0.2)
Gain on sale of assets, net	—	107.9	(107.9)	5.8	107.9	(102.1)
Interest expense, net	(1.3)	(3.9)	2.6	(5.6)	(14.6)	9.0

Income before income taxes	$24.2	$127.1	$(102.9)	$78.2	$160.9	$(82.7)
As a percent of revenue	8.2%	36.8%		8.9%	15.9%

Income Taxes

The Company recorded a federal and state income tax provision of $9.0 million for the third quarter of fiscal 2009, of which $5.5 million represented a current tax provision and $3.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.3 percent for the third quarter of 2009 is due to state income taxes, net of Federal benefit (approximately 5.0 percent) offset by the utilization of research and development credits (approximately 2.2 percent) and other items (approximately 0.5 percent).

For the nine months ended September 27, 2009, the Company recorded a federal and state income tax provision of $28.4 million representing a current tax provision of $23.4 million and a deferred tax provision of $5.0 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.4 percent for the first nine months of 2009 is due to state income taxes, net of Federal benefit (approximately 5.0 percent) and other items (approximately 0.7 percent) offset by a reduction of the capital loss carryforward valuation allowance (approximately 3.6 percent) and the utilization of research and development credits (approximately 0.7 percent).

The Company recorded a federal and state income tax provision of $6.2 million for the third quarter of fiscal 2008, of which $5.2 million represented a current tax provision and $1.0 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 4.9 percent for the third quarter of 2008 is due to the CareCentrix transaction (approximately 33.6 percent), offset by state taxes and other items (approximately 3.5 percent).

For the nine months ended September 28, 2008, the Company recorded a federal and state income tax provision of $20.3 million, representing a current provision of $8.4 million and a deferred tax provision of $11.9 million. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.6 percent for the first nine months of 2008 is due to the CareCentrix transaction (approximately 24.3 percent), offset by state taxes and other items (approximately 1.9 percent).

Net Income

For the third quarter of fiscal 2009, net income was $15.4 million, or $0.52 per diluted share, compared with net income of $120.9 million, or $4.07 per diluted share, for the corresponding period of 2008. Third quarter 2008 results included a non-recurring gain of $107.9 million or $3.67 per diluted share relating to the sale of a majority equity ownership interest in CareCentrix in September 2008. In addition, net income for the third quarter of 2009 included a pre-tax charge of $0.9 million or $0.02 per diluted share and net income for the third quarter of 2008 included a pre-tax charge of $1.4 million or $0.02 per diluted share relating to costs associated with restructuring and merger and acquisition activities.

For the first nine months of fiscal 2009, net income was $50.5 million, or $1.70 per diluted share, compared with net income of $140.6 million, or $4.80 per diluted share, for the first nine months of fiscal 2008. Net income for the first nine months of 2009 included a pre-tax gain of $5.7 million, or $0.19 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. Net income for the first nine months of 2008 included $3.72 per diluted share relating to the gain on the CareCentrix sale as noted above. In addition, net income also included a pre-tax charge of $2.4 million, or $0.05 per diluted share, for the first nine months of 2009 and $2.1 million, or $0.04 per diluted share, for the corresponding period of 2008 relating to costs associated with restructuring and merger and acquisition activities.

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

During the first nine months of 2009, cash provided by operating activities was $75.9 million. In addition, the Company received net proceeds of $6.2 million from the sale of certain assets associated primarily with branch offices that specialized primarily in pediatric home health care services, generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $9.2 million and received proceeds of $7.0 million from the sale of ARS. In the first nine months of 2009, the Company used $14.0 million for the repayment of debt, $4.8 million for repurchases of common stock, $18.2 million of cash for capital expenditures and $10.3 million for acquisition of businesses.

Net cash provided by operating activities increased by $24.8 million, from $51.1 million for the first nine months of 2008 to $75.9 million in the first nine months of 2009. The increase was primarily driven by improvements in accounts receivable ($24.3 million) represented by a $4.4 million increase in accounts receivable in the 2009 period as compared to an increase of $28.7 million in accounts receivable in the 2008 period, an increase in net cash provided by operations prior to changes in assets and liabilities ($2.6 million) and changes in current liabilities ($0.2 million), offset somewhat by changes in prepaid expenses and other assets ($2.3 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008	Variance
OPERATING ACTIVITIES:
Net income	$50,522	$140,639	$(90,117)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	16,705	16,494	211
Amortization of debt issuance costs	952	1,474	(522)
Provision for doubtful accounts	6,307	9,536	(3,229)
Equity-based compensation expense	4,140	4,711	(571)
Windfall tax benefits associated with equity-based compensation	(743)	(2,087)	1,344
Impairment loss on auction rate securities	1,000	—	1,000
Gain on sale of assets, net	(5,747)	(107,872)	102,125
Equity in net earnings of affiliate	(779)	(20)	(759)
Deferred income tax expense	5,015	11,868	(6,853)

Total cash provided by operations prior to changes in assets and liabilities	$77,372	$74,743	$2,629

The $2.6 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2008 and 2009 periods is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(130)	$361	$(491)
Payroll and related taxes	6,865	8,499	(1,634)
Deferred revenue	6,694	4,216	2,478
Medicare liabilities	(187)	(770)	583
Cost of claims incurred but not reported	—	(2,829)	2,829
Obligations under insurance programs	(1,098)	3,009	(4,107)
Other accrued expenses	(5,527)	(6,099)	572

Total changes in current liabilities	$6,617	$6,387	$230

The primary drivers for the $0.2 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable and payroll and related taxes, which had a negative impact of $2.2 million, between the 2008 and 2009 reporting periods, primarily related to the timing of payments.

•

Deferred revenue, which had a positive impact of $2.5 million between the 2008 and 2009 reporting periods, exclusive of businesses acquired, primarily due to growth in the Medicare and non-Medicare PPS business.

•	Medicare liabilities, which had a positive impact of $0.6 million between the 2008 and 2009 reporting periods.

•	Cost of claims incurred but not reported, which had a positive impact of $2.8 million on the changes in operating cash flows, as a result of the CareCentrix disposition.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $4.1 million between the 2008 and 2009 reporting periods, primarily related to the timing of payments.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $0.6 million between the 2008 and 2009 reporting periods, primarily related to reduced cash interest payments.

Working capital at September 27, 2009 was approximately $178 million, an increase of $53 million, as compared to approximately $125 million at December 28, 2008, primarily due to:

•	a $51 million increase in cash and cash equivalents;

•	a $5 million increase in short term investments;

•	a $1 million increase in deferred tax assets;

•	a $3 million increase in prepaid expenses and other current assets; offset somewhat by

•

a $1 million decrease in accounts receivable, primarily due to strong cash collections in the Company’s Home Health segment as well as resolution of temporary cash delays associated with the Company’s hospice operations; and

•

a $6 million increase in current liabilities, consisting of increases in deferred revenue ($7 million) and payroll and related taxes ($7 million), partially offset by decreases in obligations under insurance programs ($1 million) and other accrued expenses ($7 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) as of September 27, 2009 were 54 days, compared to 57 days at December 28, 2008 and 61 days at September 28, 2008. DSO at September 27, 2009 for Home Health and All Other were 54 and 51 days, respectively, compared to 57 and 56 days, respectively, at December 28, 2008.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at September 27, 2009 and 46 days at December 28, 2008.

Accounts receivable attributable to major payer sources of reimbursement at September 27, 2009 and December 28, 2008 were as follows (in thousands):

	September 27, 2009
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$120,565	$107,145	$9,381	$2,718	$1,321
Medicaid and Local Government	14,888	12,246	1,210	1,081	351
Commercial Insurance and Other	43,826	33,516	5,589	3,610	1,111
Self - Pay	3,767	1,575	1,170	810	212

Gross Accounts Receivable	$183,046	$154,482	$17,350	$8,219	$2,995

	December 28, 2008
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$117,311	$100,873	$11,043	$4,164	$1,231
Medicaid and Local Government	21,384	16,269	2,481	2,114	520
Commercial Insurance and Other	43,528	31,173	6,382	4,197	1,776
Self - Pay	3,205	1,249	893	729	334

Gross Accounts Receivable	$185,428	$149,564	$20,799	$11,204	$3,861

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications was as follows:

	Third Quarter Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Medicare	72%	54%	72%	52%
Medicaid and Local Government	8	9	9	10
Commercial Insurance and Other:
Paid at episodic rates	7	4	6	4
Other	13	33	13	34

Total net revenues	100%	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Third Quarter Ended				Nine Months Ended
	2009		2008		2009		2008
	Home Health	All Other	Home Health	All Other	Home Health	All Other	Home Health	All Other
Medicare	73%	63%	69%	62%	73%	63%	68%	60%
Medicaid and Local Government	8	7	13	6	9	7	13	7
Commercial Insurance and Other:
Paid at episodic rates	8	—	6	—	7	—	6	—
Other	11	30	12	32	11	30	13	33

Total net revenues	100%	100%	100%	100%	100%	100%	100%	100%

CareCentrix revenues are all derived from the Commercial Insurance and Other payer group.

Effective January 1, 2008, CMS implemented refinements to the Medicare home health Prospective Payment System (“PPS”) including, among other things, a 3.0 percent market basket index update and a multi-year reduction in the home health system payment rates (2.75 percent for each of the years 2008 through 2010 and 2.71 percent in 2011) to offset coding changes since the original implementation of PPS in 2000, known as “case mix creep”. Effective January 1, 2009, the market basket index was updated by an additional 2.9 percent. In October 2009, CMS announced policy and payment updates for Medicare home health effective January 1, 2010. These final rules included a 2.0 percent market basket update, a modification to the home health outlier policy with a related increase in home health base rates of 2.5 percent and a continuation of its current policy of a 2.75 percent reduction in home health system payment rates.

On July 31, 2008, CMS announced that hospices serving Medicare beneficiaries would receive a 2.5 percent increase in their fiscal 2009 hospice payments. As a result of the federal stimulus package enacted in 2009, the fiscal 2009 updated increase for hospice services serving Medicare beneficiaries changed from 2.5 percent to 3.6 percent retroactive to October 1, 2008. On July 30, 2009,

CMS announced that hospices serving Medicare beneficiaries would receive a net 1.4 percent increase in their fiscal 2010 hospice payments. Effective January 1, 2009, CMS implemented a 9.5 percent reduction in rates on certain HME.

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

In connection with the disposition of 69 percent of its equity ownership interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. In addition, the Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets and the transfer of certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided the lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit, excluding amounts outstanding under swing loans. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered a 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of September 27, 2009, the consolidated leverage ratio was 1.8.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of September 27, 2009, the Company was in compliance with the covenants in the credit agreement.

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan, with any future prepayments to be applied against the balance due at maturity. During the quarter ended September 27, 2009, the Company made no payments on its term loan. As of September 27, 2009, the Company had outstanding borrowings of $237.0 million under the term loan and outstanding letters of credit of $36.5 million; as of such date, interest expense on term loan borrowings approximated 2.2 percent per annum and fees on outstanding letters of credit were 1.50 percent per annum.

Following the bankruptcy filing in September 2008 of Lehman Commercial Paper, Inc. (“LCPI”), a participating lending institution in the Company’s credit facility, the Company no longer has access to LCPI’s pro rata share of the unused revolving credit facility and will no longer have access to the facility’s swing line loan feature. At September 27, 2009, the Company’s unused and available credit line was $49.8 million. On November 1, 2009, CIT Group, Inc. (“CIT”), one of whose subsidiaries is a participating lending institution in the Company’s credit facility, filed for Chapter 11 bankruptcy protection. The CIT subsidiary’s pro rata share of the Company’s unused and available credit facility was approximately $4.7 million at September 27, 2009.

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

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 27, 2009 were $18.2 million as compared to $19.1 million for the same period in fiscal 2008. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will approximate $24 million for fiscal 2009. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $120.3 million as of September 27, 2009, including operating funds of approximately $5.3 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company held investments in auction rate securities of $5.0 million at September 27, 2009. In October 2009, the issuer of the Company’s remaining ARS repurchased the security at par value of $5 million. During the second quarter, the Company contracted to sell $5.0 million of auction rate securities at 89 percent of par, which settled in July 2009. During the first quarter of 2009, the Company contracted to sell $3.0 million of auction rate securities at 85 percent of par; the sale transaction closed in early April 2009. In connection with these transactions, the Company recognized an impairment loss of approximately $1.0 million for the first nine months of 2009, which was reflected in interest expense and other in the Company’s consolidated statements of income. See Notes 3 and 6 to the Company’s consolidated financial statements.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2009. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the nine months ended September 27, 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of September 27, 2009, the Company had outstanding borrowings of $237.0 million under the term loan of the credit agreement. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 27, 2009 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$237,000	$—	$—	$237,000	$—
Capital lease obligations	1,431	817	551	63	—
Operating lease obligations	80,016	29,148	37,691	11,083	2,094
Purchase obligations	5,822	2,588	3,234	—	—

Total	$324,269	$32,553	$41,476	$248,146	$2,094

During the quarter ended September 27, 2009, the Company made no prepayments on its term loan. The Company had total letters of credit outstanding of approximately $36.5 million at September 27, 2009 and $41.6 million at December 28, 2008. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $3.2 million and $1.9 million at September 27, 2009 and December 28, 2008, respectively.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of September 27, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $237.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.4 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone. (5)+

10.2	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone. (5)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 6, 2009	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: November 6, 2009	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone. (5)+

10.2	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone. (5)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.

*	Filed herewith

+	Management contract or compensatory plan or arrangement