Form 10-K
period 2010-01-03
GENTIVA HEALTH SERVICES INC
filed 2010-03-17
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 26, 2009, the last business day of registrant’s most recently completed second fiscal quarter, was $433,178,551 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 9, 2010, was 29,662,840.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2010 Annual Meeting of Shareholders is incorporated by reference into PART III.

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

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks, or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

Introduction

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services throughout most of the United States and is a provider of hospice services in the southeast United States. Gentiva was incorporated in the state of Delaware on August 6, 1999 and became a publicly owned company on March 15, 2000 as a result of the issuance of the common stock of the Company to the stockholders of Olsten Corporation (“Olsten”), the former parent corporation of the Company (the “Split-Off”). Prior to the Split-Off, all of the assets and liabilities of Olsten’s health services business, formerly known as Olsten Health Services, were transferred to the Company pursuant to a separation agreement and other agreements among Gentiva, Olsten and Adecco SA.

In February 2010, the Company consummated the sale of its respiratory therapy and home medical equipment and infusion therapy businesses (“HME and IV”) to a subsidiary of Lincare Holdings, Inc. in an all-cash transaction. See Note 18. During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The financial results of these two operating segments are reported as discontinued operations in the Company’s consolidated financial statements. These two operating segments had previously been presented in All Other for segment reporting purposes. See Note 3 to the Company’s consolidated financial statements.

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million (“CareCentrix Transaction”). See Note 4 to the Company’s consolidated financial statements included in this report for additional information.

Business Segments

The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment. The Company adopted changes to its presentation of segment information in the fourth quarter of 2009. Prior thereto, the Company’s smaller operating segments, including Hospice, HME and IV and consulting had been classified in the aggregate as “All Other” for segment reporting purposes. The segment reporting changes involve (i) the classification of HME and IV operating segment results as discontinued operations, (ii) the reclassification of results of the Company’s consulting business from All Other to the Home Health segment and (iii) the classification of certain administrative support functions that had previously been allocated among the Company’s operating segments to corporate administrative expenses. As a result of these changes, Hospice is now reflected as its own reportable segment and the “All Other” classification has been eliminated. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies among the business segments.

Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended January 3, 2010, is contained under “Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 “Business Segment Information” to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, our Rehab Without Walls® unit, and our consulting business. As of January 3, 2010, our Home Health segment conducted its business through more than 300 locations.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in two divisions, each staffed with clinical, operational and sales teams. Each division is separated into regions, which are further separated into operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.

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

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting.

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

Payers

Segment revenue mix by major payer classification is as follows:

	Fiscal Year
	2009		2008		2007
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	73%	93%	68%	91%	66%	90%
Medicaid and Local Government	8	3	13	4	16	5
Commercial Insurance and Other:
Paid at episodic rates	7	—	6	—	4	—
Other	12	4	13	5	14	5

Total net revenues	100%	100%	100%	100%	100%	100%

Net revenues for the CareCentrix segment were 100 percent attributable to the Commercial Insurance and Other payer group.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008 and 2007, Cigna accounted for approximately 81 percent and 82 percent, respectively, of CareCentrix total net revenues, which in turn represented approximately 16 percent and 20 percent, respectively, of the Company’s total net revenues. No other commercial payer accounts for 10 percent or more of the Company’s total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party. Net revenues generated under capitated agreements with managed care payers were approximately 4 percent and 6 percent for fiscal years 2008 and 2007, respectively. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated agreements are immaterial for fiscal 2009.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY® , GREAT HEALTHCARE HAS COME HOME®, HEALTHFIELD®, LIFESMART®, REHAB WITHOUT WALLS® and SAFE STRIDES® . Certain of the Company’s subsidiaries operate under trade names, including GILBERT’S(SM) , MID-SOUTH(SM), PHYSICIANS HOME HEALTH CARE(SM), TAR HEEL(SM), TOTAL CARE(SM) and WIREGRASS(SM).

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

Business Environment

Factors that the Company believes have contributed and will contribute to the development of its Home Health and Hospice business segments include:

•	recognition that home health and hospice services can be a cost-effective alternative to more expensive institutional care;

•	aging demographics;

•	changing family structures in which more aging people will be living alone and may be in need of assistance;

•	increasing consumer and physician awareness and interest in home health and hospice services;

•	the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home;

•	clinical specialization; and

•	medical and technological advances that allow more health care procedures and monitoring to be provided at home.

Marketing and Sales

Home Health and Hospice. In general, the Company’s home health and hospice businesses obtain patients and clients through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local and national media, including the Yellow Pages, newspapers, magazines, trade publications and radio. The Company maintains a dedicated sales force responsible for generating local, regional and national referrals, as well as an Internet website (www.gentiva.com) that describes the Company, its services and products. Marketing efforts also involve personal contact with physicians, hospital discharge planners and case managers for managed healthcare programs, such as those involving health maintenance organizations and preferred provider organizations, and insurance company representatives. Referral sources for hospice services also include nursing homes, assisted living facilities, community social service organizations and faith-based organizations.

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. In addition to several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on information contained in the Centers for Medicare & Medicaid Services (“CMS”) website, a government website containing information on the home healthcare market in 2008, the Company believes its home health services business holds approximately a 2 percent market share. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The

Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Hospice. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company has. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill.

Source and Availability of Personnel

Home Health and Hospice. To maximize the cost effectiveness and productivity of clinical associates, the Company utilizes customized processes and procedures that have been developed and refined over the years. Personalized matching to recruit and select applicants who fit the patients’ individual needs is achieved through initial applicant profiles, personal interviews, skill evaluations and background and reference checks. The Company utilizes its proprietary CaseMatch ® software scheduling program, which gives local Company offices the ability to identify those clinical associates who can be assigned to patient cases.

Clinical associates are recruited through a variety of sources, including advertising in local and national media, job fairs, solicitations on websites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. Clinical associates are paid on a per visit, per hour or per diem basis, or are employed on a full-time salaried basis. The Company, along with its competitors, is currently experiencing a shortage of licensed professionals, which could have a material adverse effect on the Company’s business.

Number of Persons Employed

At January 3, 2010 and December 28, 2008, the Company employed full-time administrative, sales associates and clinical associates on both a salaried and pay-per-visit basis, who were also eligible for benefits, as follows:

	Fiscal Year
	2009	2008
Clinical associates:
Home Health:
Salaried employees	750	1,700
Pay per visit	3,950	2,350

Total Home Health	4,700	4,050
Hospice	500	500

Total clinical associates	5,200	4,550
Administrative and sales associates	4,200	4,100

Total	9,400	8,650

The Company had approximately 300 full time associates at both January 3, 2010 and December 28, 2008, associated with its HME and IV businesses.

In addition, the Company employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2009, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and hospice businesses was approximately 5,200, compared to approximately 6,500 in fiscal 2008. The Company believes that its relationships with its employees are generally good.

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

Medicare reimbursement rates for hospice services increased 3.3 percent effective October 1, 2007, increased 3.6 percent effective October 1, 2008 and increased 1.4 percent effective October 1, 2009.

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

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	the effects of competition;

•	the uncertainty as to levels of Medicare, Medicaid and private health insurance reimbursement;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms; and

•	our ability to integrate effectively and retain the business acquired by us through acquisitions we have made or may make.

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

Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments, or policies for a significant portion of our business.

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

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy, the war in Iraq and Afghanistan or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

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

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amount to $299.5 million and $251.8 million, respectively, at January 3, 2010. The Company has assigned to its reportable business segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to the financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, net of tax for fiscal 2009. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems, including a new clinical management system. The net carrying value of fixed assets amounted to $65.9 million at January 3, 2010, which include deferred software developments costs of $37.0 million related to the Company’s LifeSmart clinical management system. During fiscal 2009, the Company began depreciating its clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology became available in a branch for its intended use. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

During 2010, we expect to continue the implementation of a new clinical management system for use in our Home Health business. This system will involve the use of handheld devices by our clinical associates who are providing care to our patients. The continued rollout and future development of this system involve substantial costs relating to salaries and benefits, consulting, travel and training costs. Implementation and future development costs in excess of expectations or failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

We have incurred significant indebtedness and may incur additional indebtedness, which can affect our liquidity.

At the end of fiscal 2009, our indebtedness under the senior term loan under our credit facility was $237 million. As a result of this indebtedness and additional indebtedness we may incur, demands on our cash resources may increase, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock.

A prolonged disruption of the capital and credit markets may adversely affect our future access to capital and our cost of capital.

The continued volatility and disruption of the capital and credit markets in the United States have adversely affected the access to capital and increased the cost of capital. We have used the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and strategic ventures, including acquisitions. We believe that we have adequate capital and liquidity to conduct any foreseeable initiatives that may develop over the near term; however, if the current economic and market conditions continue or deteriorate further, our future cost of debt or equity capital and future access to capital markets may be adversely affected.

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

In fiscal 2009, 82 percent of our total net revenues were generated from Medicare and Medicaid and Local Government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact Gentiva and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

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

We face additional federal requirements that mandate major changes in the transmission and retention of health information and in notification requirements for any health information security breaches.

The Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

The Health Information Technology for Economic and Clinical Health Act (HITECH Act), effective February 22, 2010, sets forth health information security breach notification requirements. A week after the effective date, covered entities and business associates were required to submit reports to the US Department of Health and Human Services (HHS) of any breaches that occurred during the last quarter of 2009. The HITECH Act requires patient notification for all breaches, media notification of breaches of over 500 patients and at least annual reporting of all breaches to the Secretary of HHS. The HITECH Act also includes 4 tiers of sanctions for breaches ($100 to $1.5 million). Failure to comply with HITECH could result in fines and penalties that could have a material adverse effect on us.

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

Provisions in our organizational documents and Delaware law could delay or prevent a change in control of Gentiva, which could adversely affect the price of our common stock.

Provisions in our amended and restated certificate of incorporation and by-laws and anti-takeover provisions of the Delaware General Corporation Law could discourage, delay or prevent an unsolicited change in control of Gentiva, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the board of directors. Provisions in our amended and restated certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control include:

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

In addition, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. Other major regional administrative offices leased by the Company as of January 3, 2010 are located in Melville, New York; Overland Park, Kansas; Phoenix, Arizona; and Tampa, Florida. The Company also maintains more than 350 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama that is used in the Company’s hospice operations.

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

Indemnifications

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of The Healthfield Group, Inc. (“Healthfield”) for total consideration of $466 million in cash and shares of Gentiva common stock. Upon the closing of the acquisition an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements from the escrow fund consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Disbursements made to the Company from the escrow fund covering interim claims the Company had made against the escrow fund are as follows (in thousands, except share amounts):

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998
June 25, 2009	62	4,021
December 22, 2009	121	4,916

Total	$2,685	138,640

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

The Company acquired the assets of CSMMI, Inc., d/b/a Physicians Home Health Care (“PHHC”), a provider of home health services in Colorado, effective June 1, 2008. PHHC and HHCA had common ownership interests prior to their acquisition by the Company. Upon the acquisition of PHHC, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company. Substantially all of the escrow fund was released to the owners of the selling company on December 1, 2009.

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

Pediatric and Other Assets Disposition

The Company has agreed to guarantee the indemnification obligations of certain of the Company’s subsidiaries to the purchaser of assets associated with certain branch offices that specialized primarily in pediatric home health care services and adult home care services that were sold effective March 14, 2009. The indemnification obligations generally related to representations, warranties, covenants and agreements made by such subsidiaries in the related asset purchase agreement, as well as to such subsidiaries’ related pre-closing operations, liabilities, claims and proceedings. The representations and warranties made by the Company’s subsidiaries, with certain exceptions, generally survive for a period of two years from the closing date. The maximum aggregate liability of the Company for any breaches of such representations of liabilities is $6.0 million.

Item 4.	Reserved

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 12, 2010:

Name	Executive Officer Since	Age	Position and Offices with the Company
Ronald A. Malone	2000	55	Chairman of the Board

Tony Strange	2006	47	Chief Executive Officer and President and Director

John R. Potapchuk	2001	57	Executive Vice President, Chief Financial Officer and Treasurer

John N. Camperlengo	2008	46	Senior Vice President, Deputy General Counsel and Chief Compliance Officer

Stephen B. Paige	2003	62	Senior Vice President, General Counsel and Secretary

Charlotte A. Weaver	2008	52	Senior Vice President, Chief Clinical Officer

Ronald A. Malone

Mr. Malone has served as chairman of the board of the Company since June 2002. He served as chief executive officer of the Company from June 2002 to December 2008, as executive vice president from March 2000 to June 2002 and as president of home health services from January 2001 to June 2002. Prior to joining Gentiva, he served in various positions with Olsten Corporation, including executive vice president of Olsten and president, Olsten Staffing Services, United States and Canada, from 1999 to March 2000.

Tony Strange

Mr. Strange has served as chief executive officer and a director of the Company since January 2009 and as president of the Company since November 2007. He served as chief operating officer of the Company from November 2007 to May 2009 and as executive vice president of the Company and president of Gentiva Home Health from February 2006 to November 2007. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of Healthfield. Mr. Strange joined Healthfield in 1990 and served in other capacities, including regional manager, vice president of development and chief operating officer, until being named president in 2001.

John R. Potapchuk

Mr. Potapchuk has served as executive vice president of the Company since February 2006, as chief financial officer since June 2002 and as treasurer since August 2006. He served as senior vice president from June 2002 to February 2006 and as treasurer from June 2002 to May 2006. From June 2002 to May 2005, he served as the Company’s secretary. He served as the Company’s vice president of finance and controller from March 2000 to June 2002. He joined Olsten Corporation in 1991 and served in various corporate financial management positions with Olsten Health Services. Prior to that, Mr. Potapchuk served in senior management positions for PricewaterhouseCoopers LLP and Deloitte & Touche.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during fiscal 2009 and 2008:

2009	High	Low
1st Quarter	$29.99	$12.94
2nd Quarter	19.61	13.79
3rd Quarter	27.00	15.23
4th Quarter	28.31	23.03

2008	High	Low
1st Quarter	$23.02	$17.69
2nd Quarter	22.48	17.20
3rd Quarter	29.25	18.49
4th Quarter	29.17	19.12

Holders

As of March 5, 2010, there were approximately 3,500 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

Dividends

Except for a special cash dividend paid in 2002, the Company has never paid any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant. In addition, the Company’s credit agreement also contains restrictions on the Company’s ability to declare and pay dividends. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gentiva Health Services, Inc., The NASDAQ Composite Index

And A Peer Group

*	$100 invested on 1/2/05 in stock or 12/31/04 in index, including reinvestment of dividends.

Index calculated on month-end basis.

	01/02/05	01/01/06	12/31/06	12/30/07	12/28/08	01/03/10
Gentiva Health Services, Inc.	100.00	88.16	114.00	111.90	161.24	161.54
NASDAQ Composite Index	100.00	101.41	114.05	123.94	73.43	105.89
Peer Group	100.00	129.01	164.75	198.44	207.89	224.94

The peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc. and LHC Group, Inc.

The graph and table above, based on data furnished by Research Data Group, Inc., assume that $100 was invested on January 2, 2005 in each of Gentiva’s common stock and the Peer Group and on December 31, 2004 in the NASDAQ Composite Index, and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended January 3, 2010. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s fiscal year 2009 included 53 weeks compared to all other fiscal years presented, which included 52 weeks.

	Fiscal Year
(in thousands, except per share amounts)	2009		2008		2007		2006		2005
	(53 weeks)		(52 weeks)		(52 weeks)		(52 weeks)		(52 weeks)
Statement of Income Data
Net revenues	$1,152,460		$1,239,536	(3)	$1,171,349		$1,061,468	(5)	$866,856	(6)
Gross profit	598,930		557,512	(3)	500,195		440,917	(5)	325,457	(6)
Selling, general and administrative expenses	(490,866	)(1)	(468,582	)(3)	(422,526	)(4)	(394,569	)(5)	(295,799	)(6)
Income from continuing operations	69,796	(1)	151,446	(3)	31,586	(4)	15,882	(5)	23,140	(6)
Discontinued operations, net of tax(2)	(10,614)		2,004		1,242		4,894		225
Net income	59,182	(1)	153,450	(3)	32,828	(4)	20,776	(5)	23,365	(6)
Basic earnings per share:
Income from continuing operations	$2.40		$5.30		$1.14		$0.60		$0.99
Discontinued operations	(0.37)		0.07		0.04		0.18		0.01
Net income	2.03		5.37		1.18		0.78		1.00
Weighted average shares outstanding—basic	29,103		28,578		27,798		26,480		23,267
Diluted earnings per share:
Income from continuing operations	$2.34		$5.15		$1.11		$0.58		$0.93
Discontinued operations	(0.36)		0.06		0.04		0.18		0.01
Net income	1.98		5.21		1.15		0.76		0.94
Weighted average shares outstanding—diluted	29,822		29,439		28,599		27,317		24,927

Balance Sheet Data (at end of year)
Cash items and short-term investments(7)	$152,410		$69,201		$67,431		$57,235		$88,367
Working capital	198,250		125,400		128,527		115,749		129,326
Total assets	1,067,935		973,497		882,233		843,882		326,565
Long-term debt and capital leases	232,466		252,188		309,262		343,198		737
Shareholders’ equity	571,163		494,971		323,429		274,325		182,154
Common shares outstanding	29,480		28,864		28,046		27,436		23,035

(1)	Selling, general and administrative expenses for fiscal 2009 include special charges of $2.4 million. In addition, net income includes $6.0 million from a pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs. See Notes 4, 8 and 15 to the Company’s consolidated financial statements.
(2)	During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale. As such, the company has reflected the financial results of the operating segments as discontinued operations, including a write-down of goodwill associated with these businesses of approximately $9.6 million for fiscal 2009. Results for all prior years have been reclassified to conform to this presentation. See Notes 2 and 3 to the Company’s consolidated financial statements.

(3)	Statement of Income Data for fiscal 2008 includes CareCentrix operating results through September 24, 2008 and includes the Company’s equity in the net loss of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008. Selling, general and administrative expenses for fiscal 2008 include special charges of $2.7 million. In addition, net income includes $107.9 million from a pre-tax gain related to the CareCentrix Transaction and reflects an effective tax rate of 15.7 percent due primarily to the CareCentrix Transaction. See Notes 4, 8 and 15 to the Company’s consolidated financial statements.
(4)	Selling, general and administrative expenses for fiscal 2007 include Healthfield restructuring and other special charges of $2.4 million. See Note 8 to the Company’s consolidated financial statements.
(5)	Net revenues and gross profit for fiscal 2006 include $1.9 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $7.7 million. See Note 8 to the Company’s consolidated financial statements.
(6)	Net revenues and gross profit for fiscal 2005 include $3.6 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other special charges of $0.9 million. See Note 8 to the Company’s consolidated financial statements.
(7)	Cash items and short-term investments include restricted cash of $22.0 million at end of fiscal years 2005 through 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. is a leading provider of home health services and hospice services serving patients through more than 300 locations located in 39 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

In February 2010, the Company consummated the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc. in an all-cash transaction. See Note 18. During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance.

Until September 25, 2008, the Company operated CareCentrix, which provided an array of administrative services and coordinated the delivery of home nursing services, acute and chronic infusion therapies, home medical equipment, respiratory products, orthotics and prosthetics, and services for managed care organizations and health plans. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in CareCentrix.

The federal and state government programs are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s home health and hospice services to patients. For example, Congress currently has under discussion a number of healthcare reform measures, some of which include reimbursement changes to home health and hospice that can, if enacted, negatively impact Gentiva and other providers. The legislative environment is presently very fluid, and the Company is monitoring the situation closely.

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

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industries populated by approximately 14,200 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and further strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment. Discontinued operations represent services and products provided to patients through the HME and IV businesses.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, its Rehab Without Walls® unit and its consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Through its Rehab Without Walls® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting.

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

Significant Developments

Dispositions

HME and IV Disposition

On February 1, 2010, the Company consummated the sale of its businesses providing respiratory therapy and home medical equipment, and infusion therapy to a subsidiary of Lincare Holdings, Inc., in an all cash transaction. Included in the transaction are approximately 40 locations in seven states providing respiratory/HME and/or infusion therapy.

Pediatric and Other Asset Dispositions

During fiscal 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. In addition, the Company sold assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs, for cash consideration of $0.3 million. The sales, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and business, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the year ended January 3, 2010.

Net revenues generated from these assets prior to their disposition were $29.5 million in fiscal 2007, $28.5 million in fiscal 2008 and $7.5 million in fiscal 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million.

The Company’s consolidated statement of income for fiscal year 2007 includes the results of CareCentrix operations, including net revenues of $290.8 million. The Company’s consolidated statement of income for fiscal year 2008 includes the results of CareCentrix operations, including net revenues of $232.7 million through September 25, 2008 and the equity in the net earnings from September 25, 2008 through December 28, 2008. The Company’s consolidated statement of income for fiscal year 2009 includes the Company’s equity in the net earnings of CareCentrix Holdings Inc., a holding company which owns CareCentrix.

Acquisitions

During fiscal 2009, 2008 and 2007, the Company completed several acquisitions as further described below.

Fiscal 2009

For fiscal 2009, total cash consideration paid for acquired businesses amounted to $11.2 million, excluding transaction costs and subject to post-closing adjustments. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The name of the acquired home health agency, the acquisition date and the geographic service area are summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi /Western Alabama
Coordinated Home Health	October 16, 2009	Southeastern New Mexico and El Paso, TX
AIM Home Care	December 11, 2009	Encino, CA

Fiscal 2008

During fiscal 2008, total net cash consideration paid for acquired businesses amounted to $68.1 million inclusive of $7.4 million of debt repayments made on behalf of an acquired business. These acquisitions are further described below:

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

Fiscal 2007

Baptist Home Care

Effective July 1, 2007, the Company acquired the home health operations as well as the respiratory and home medical equipment business of North Carolina Baptist Hospital pursuant to an asset purchase agreement. Total consideration of $3.8 million was paid in cash. The transaction, which included the acquisition of certain assets and the assumption of certain liabilities related to contracts and leases, was completed primarily to expand the Company’s home health offerings in North Carolina.

The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates. See Note 4 to the Company’s consolidated financial statements.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007.

The format of the Company’s consolidated financial statements presented herein and the components of certain items described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have changed as compared to prior filings of the Company’s Annual Report on Form 10-K. All prior year presentations have been reclassified to conform to the current year’s format. The principal changes that were adopted in fiscal 2009 are:

•	Classification of the HME and IV businesses as discontinued operations, as more fully described in Note 4 to the consolidated financial statements;

•	Changes in segment information, as more fully described in Note 17 to the consolidated financial statements; and

•

A reclassification which reduced Hospice net revenues and cost of services sold by $8.6 million in fiscal 2008 and $9.3 million in fiscal 2007 relating to the reimbursement of nursing home room and board charges for hospice patients.

Year Ended January 3, 2010 Compared to Year Ended December 28, 2008

The comparison of results of operations between the 2009 and 2008 fiscal years has been impacted significantly by the following items:

•

Fiscal year 2008 results reflect CareCentrix activity, including net revenues of $232.7 million, operating contribution of approximately $12.4 million, which includes approximately $5.7 million of corporate administrative expenses associated with support services for the CareCentrix business, and a gain on the September 2008 sale of a majority ownership interest in this business of approximately $107.9 million. Fiscal year 2009 results, as well as results for the period September 25, 2008 to December 28, 2008, reflect Gentiva’s equity in the net earnings of CareCentrix as well as interest income on the CareCentrix note receivable;

•

Due to the 2009 first quarter sale of certain branch offices that specialized primarily in pediatric home health care services, net revenues were lower $20 million for fiscal year 2009 year as compared to the fiscal year 2008. Fiscal year 2009 results reflect a pre-tax gain of $6.0 million or $0.20 per diluted share relating to the sale of the pediatric branches and other assets;

•	Incremental net revenues related to businesses acquired in 2008 and 2009 approximated $21 million for fiscal 2009 as compared to fiscal 2008;

•	Special charges relating to restructuring and merger and acquisition activities were $2.4 million in fiscal 2009 and $2.7 million in fiscal 2008; and

•

The Company’s fiscal year 2009 has 53 weeks compared to 52 weeks in the fiscal year 2008 as a result of the Company’s policy of ending each fiscal year on the Sunday nearest to December 31st. As such, the fiscal year 2009 includes approximately $20 million of incremental net revenues which has a positive impact on the comparison to the prior period of approximately 1.5 percent for the year. The incremental profitability resulting from the extra week was marginal due to the impact of vacation pay and temporary help during the holiday season.

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2009	2008	Percentage Variance
Home Health	$1,078.1	$946.6	13.9%
Hospice	74.4	61.9	20.2%
CareCentrix	—	232.7	—
Intersegment revenues	—	(1.7)	—

Total net revenues	$1,152.5	$1,239.5	(7.0%)

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
	2009	2008	Percentage Variance
Medicare:
Home Health	$782.5	$648.0	20.8%
Hospice	68.8	56.2	22.5%

Total Medicare	851.3	704.2	20.9%
Medicaid and Local Government	94.2	122.5	(23.1%)
Commercial Insurance and Other:
Paid at episodic rates	79.3	53.2	49.1%
Other	127.7	359.6	(64.5%)

Total Commercial Insurance and Other	207.0	412.8	(49.9%)

Total net revenues	$1,152.5	$1,239.5	(7.0%)

For fiscal year 2009 as compared to fiscal year 2008, net revenues decreased by $87 million, or 7.0 percent, to $1.15 billion from $1.24 billion. Excluding prior year’s revenues from the Company’s CareCentrix business unit and the related adjustment to intersegment revenues, net revenues increased approximately $144 million or 14.3 percent in fiscal 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2009 net revenues were $1.08 billion, an increase of $131.5 million or 13.9 percent from $946.6 million in fiscal 2008.

The Company’s episodic revenues grew 22.9% during fiscal 2009. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	Fiscal Year
(Dollars in millions)	2009	2008	Percentage Variance
Home Health
Medicare	$782.5	$648.0	20.8%
Paid at episodic rates	79.3	53.2	49.1%

Total	$861.8	$701.2	22.9%

Key Company statistics related to episodic revenues were as follows:

	Fiscal Year
	2009	2008	Percentage Variance
Episodes	274,200	246,000	11.5%
Revenue per episode	$3,160	$2,850	10.9%

Factors contributing to the improvements in revenue per episode for fiscal 2009 include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, and a shift in mix toward higher acuity cases. Episodic revenue growth, excluding the impact of acquisitions, was approximately 21 percent for fiscal 2009 as compared to fiscal 2008 and was driven by increases in the Company’s specialty programs. Medicare revenues for fiscal 2009 were minimally impacted by an update to the market basket index of 2.9 percent, substantially offset by a 2.75 percent reduction in rates to offset coding changes since the original implementation of PPS. The number of episodes per admission approximated 1.4 in both fiscal 2009 and 2008.

Revenues generated from Medicare were $782.5 million during fiscal 2009, an increase of 20.8 percent as compared to $648.0 million in fiscal 2008. Medicare revenues represented approximately 73 percent of total Home Health revenues in the 2009 fiscal year as compared to 68 percent of total Home Health revenues in the 2008 fiscal year. In fiscal 2009, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 80 percent as compared to 74 percent for fiscal 2008. Revenues from specialty programs as a percent of total Medicare Home Health revenues were 38 percent and 31 percent for fiscal years 2009 and 2008, respectively.

Revenues from Medicaid and Local Government payer sources were $91.5 million for fiscal 2009 as compared to $119.8 million for fiscal 2008. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $124.8 million and $125.6 million for fiscal years 2009 and 2008, respectively.

The disposition in the first quarter of fiscal 2009 of the majority of the Company’s assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other contracts, contributed to the decreases in Medicaid and Local Government revenues of $14.8 million and in Commercial Insurance and Other revenues by $5.1 million. Additional decreases in the Medicaid and Local Government payer source resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue a higher mix of Medicare and non-Medicare PPS business. Excluding the impact of the pediatric disposition, net revenues from the Company’s Commercial Insurance and Other payer sources increased in fiscal 2009 primarily due to improved commercial pricing as well as volume growth in certain markets.

Hospice

Hospice net revenues are derived from the three major payer groups discussed above. Net revenues for fiscal 2009 increased $12.4 million to $74.3 million as compared to fiscal 2008 net revenues of $61.9 million, primarily due to an increase in patient days for the Company’s hospice services. Also, contributing to the increase was approximately $4.4 million related to revenues from acquisitions completed during 2008.

Medicare revenues were $68.8 million for fiscal 2009 as compared to $56.2 million for fiscal 2008. Medicaid and Local Government revenues amounted to $2.6 million for fiscal 2009 as compared to $2.7 million for fiscal 2008. Revenues derived from Commercial Insurance and Other payers for fiscal 2009 were $2.9 million as compared to $3.0 million for fiscal 2008.

CareCentrix

CareCentrix segment revenues were derived from the Commercial Insurance and Other payer group only. Fiscal 2008 net revenues were $232.7 million.

Gross Profit

(Dollars in millions)	Fiscal Year
	2009	2008	Variance
Gross profit	$598.9	$557.5	$41.4
As a percent of revenue	52.0%	45.0%	7.0%

Gross profit in fiscal 2009 increased $41.4 million, or 7.4 percent, primarily from increased revenues and improvements in gross margin percentage, as compared to fiscal 2008. Excluding prior year’s gross profit from the Company’s CareCentrix unit, gross profit increased approximately $84 million or 16.3 percent in fiscal 2009.

As a percentage of net revenues, gross profit was 52.0 percent in fiscal 2009 as compared to 45.0 percent for fiscal 2008, an increase of 7 percentage points.

Approximately 6.1 percentage points of this increase is attributable to the fact that fiscal 2009 no longer included the impact of the lower margin CareCentrix business. From a total Company perspective, the remaining increases in gross profit percentage were attributable primarily to (i) significant changes in revenue mix, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses, and (iii) improved processes and management over various components of cost of services sold, such as mileage expenses, productive materials and workers compensation and professional and general liability costs. These increases in gross margin percentage were partially offset by the impact of incremental costs resulting from (i) an increase in visits per episode of nearly 9 percent, (ii) a change in the mix of clinician visits with a greater emphasis on higher cost disciplines and (iii) a significant increase in employee health and welfare costs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in the first quarter of 2009. As a result of these factors, gross profit as a percentage of net revenues in the Home Health segment increased from 51.9 percent in fiscal 2008 to 52.6 percent in fiscal 2009.

Hospice gross profit as a percentage of net revenues increased from 39.0 percent in fiscal 2008 to 43.3 percent in fiscal 2009, primarily as a result of improved management of productive labor costs and direct materials, including drug expenses. CareCentrix gross profit as a percentage of revenues was 18.3 percent in fiscal 2008.

Gross profit was impacted by depreciation expense of $0.8 million in both fiscal 2009 and fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $22.0 million to $490.6 million for the fiscal year ended January 3, 2010, as compared to $468.6 million for the year ended December 28, 2008. Excluding prior year’s selling, general and administrative expenses relating to CareCentrix ($24.9 million) and estimated corporate expenses to support CareCentrix ($5.7 million), selling, general, and administrative expenses increased approximately $52.6 million or 12.0 percent.

The increase of $22.0 million for fiscal 2009 as compared to fiscal 2008 was primarily attributable to (i) Home Health segment and Hospice operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($37.6 million and $0.2 million, respectively), (ii) incremental costs in fiscal 2009 associated with acquired operations ($7.6 million, including $1.1 million of selling expenses, $5.3 million of Home Health operating costs and $1.2 million of Hospice operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($8.7 million) and (iv) depreciation and amortization ($0.5 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in

September 2008 ($24.9 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($3.9 million), (iii) equity compensation ($0.6 million), (iv) corporate expenses, excluding restructuring and integration costs ($0.8 million), (v) restructuring and integration costs ($0.3 million) and (vi) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($2.1 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $16.1 million for fiscal 2009 as compared to $15.5 million for fiscal 2008.

Gain on Sale of Assets and Business, Net

The Company recorded a pre-tax gain of approximately $6.0 million during fiscal year 2009 in connection with the sale of assets and certain branch offices that specialized primarily in pediatric home health care services and home health services provided under New York Medicaid programs. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in 2008.

For fiscal year 2008, the Company recorded a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.5 million, in connection with the sale of a majority equity ownership interest in the Company’s CareCentrix ancillary care benefit management business. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the transaction, no tax expense was recorded and a capital loss carryforward was created in connection with the CareCentrix disposition.

Interest Income and Interest Expense and Other

For fiscal 2009 and fiscal 2008, net interest expense was approximately $6.2 million and $17.1 million, respectively, consisting primarily of interest expense of $9.2 million and $19.4 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.0 million and $2.3 million, respectively, earned on investments and existing cash balances. Interest expense and other for the year ended January 3, 2010 also included $1.0 million of realized losses on the Company’s auction rate securities. The decrease in interest expense and other between the 2008 and 2009 periods related primarily to (i) lower Eurodollar rates in the 2009 period, (ii) lower outstanding borrowings under the Company’s term loan and revolving credit facility in the 2009 period and (iii) the reduction in the Company’s consolidated leverage ratio which has triggered reductions in the margins on term loan and revolving credit borrowings between the 2008 and 2009 periods, offset somewhat by the realized losses noted above.

Income from Continuing Operations before Income Taxes

Components of income from continuing operations before income taxes were as follows:

(Dollars in millions)	Fiscal Year
	2009	2008	Variance
Operating Contribution:
Home Health	$195.0	$166.8	$28.2
Hospice	11.1	3.8	7.3
CareCentrix	—	18.1	(18.1)

Total Operating Contribution	206.1	188.7	17.4
Corporate administrative expenses	(81.2)	(83.4)	2.2
Depreciation and amortization	(16.9)	(16.3)	(0.6)
Gain on sale of assets and business, net	6.0	107.9	(101.9)
Interest (expense) income, net	(6.1)	(17.1)	11.0

Income from continuing operations before income taxes	$107.9	$179.8	$(71.9)
As a percent of revenue	9.4%	14.5%	-5.1%

Income Tax Expense

The Company recorded a federal and state income tax provision of $39.2 million for fiscal 2009, representing a current tax provision of $36.1 million and a deferred tax provision of $3.1 million.

The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 36.3 percent for fiscal 2009 is primarily due to state taxes and other items (approximately 4.7 percent), offset by the reduction of the capital loss valuation allowance (approximately 2.6 percent) and the state valuation allowance (approximately 0.8 percent).

The Company recorded a federal and state income tax provision of $28.3 million for fiscal 2008, representing a current tax provision of $14.4 million and a deferred tax provision of $13.9 million. The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 15.7 percent for fiscal 2008 is primarily due to the impact of the CareCentrix Transaction, which resulted in the recognition of a pre-tax gain with no related tax provision, (approximately 21.8 percent) partially offset by state taxes and other items (approximately 2.5 percent).

Net Income

The Company recorded net income of $59.2 million, or $1.98 per diluted share, in fiscal 2009 compared to net income of $153.5 million, or $5.21 per diluted share, in fiscal 2008.

Net income for fiscal 2009 included (A) income from continuing operations of $69.8 million, or $2.34 per diluted share, and (B) a loss from discontinued operations, net of tax, of $10.6 million, or $0.36 per diluted share. Income from continuing operations included (i) a pre-tax gain of $6.0 million, or $0.20 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services and (ii) a pre-tax charge of $2.4 million, or $0.05 per diluted share, relating to costs associated with integration and merger and acquisition activities. The loss from discontinued operations, net of tax, included an operating loss of $1.0 million, or $0.04 per diluted share, and a goodwill impairment charge of $9.6 million, or $0.32 per diluted share.

Net income for fiscal 2008 included (A) income from continuing operations of $151.5 million, or $5.15 per diluted share, and (B) income from discontinued operations, net of tax, of $2.0 million, or $0.06 per diluted share. Income from continuing operations included (i) a pre-tax gain of $107.9 million, or $3.72 per diluted share, related to the disposition of a majority ownership interest in CareCentrix and (ii) a pre-tax charge of $2.7 million, or $0.06 per diluted share, relating to costs associated with integration and merger and acquisition activities.

Year Ended December 28, 2008 Compared to Year Ended December 30, 2007

The comparison of results of operations between the 2008 and 2007 fiscal years has been impacted by the following items:

•

Fiscal year 2008 results reflect CareCentrix activity, including net revenues of $232.7 million, operating contribution of approximately $12.4 million, which included approximately $5.7 million in corporate administrative expenses associated with support services for the CareCentrix business, and a gain on the September 2008 sale of a majority ownership interest in this business of approximately $107.9 million. Fiscal 2007 results for CareCentrix included net revenues of $290.8 million and operating contribution of $21.3 million, which included $7.8 million in corporate administrative expenses.

•	Incremental net revenues related to businesses acquired in 2007 and 2008 approximated $36.9 million for fiscal 2008 as compared to fiscal 2007; and

•	Special charges relating to restructuring and merger and acquisition activities were $2.7 million in fiscal 2008 and $2.4 million in fiscal 2007.

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2008	2007	Percentage Variance
Home Health	$946.6	$826.3	14.6%
Hospice	61.9	57.8	7.0%
CareCentrix	232.7	290.8	(20.0%)
Intersegment revenues	(1.7)	(3.6)	(53.3%)

Total net revenues	$1,239.5	$1,171.3	5.8%

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
	2008	2007	Percentage Variance
Medicare:
Home Health	$648.0	$549.2	18.0%
Hospice	56.2	52.0	8.0%

Total Medicare	704.2	601.2	17.1%
Medicaid and Local Government	122.5	131.4	(6.7%)
Commercial Insurance and Other:
Paid at episodic rates	53.2	29.3	81.8%
Other	359.6	409.4	(12.2%)

Total Commercial Insurance and Other	412.8	438.7	(5.9%)

Total net revenues	$1,239.5	$1,171.3	(5.8%)

For fiscal year 2008 as compared to fiscal year 2007, net revenues increased by $68.2 million, or 5.8 percent, to $1.24 billion from $1.17 billion.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2008 net revenues were $946.6 million, an increase of $120.3 million or 14.6 percent from $826.3 million in fiscal 2007.

Revenues generated from Medicare were $648.0 million during fiscal 2008, an increase of 18.0 percent as compared to $549.2 million in fiscal 2007. Medicare revenues represented approximately 68 percent of total Home Health revenues in the 2008 fiscal year as compared to 66 percent of total Home Health revenues in the 2007 fiscal year.

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

Revenues from all other payer sources in fiscal 2008 were $245.4 million, consisting of Medicaid and Local Government revenues of $119.8 million and Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $125.6 million. Revenues from all other payer sources in fiscal 2007 were $247.8 million, consisting of Medicaid and Local Government revenues of $128.6 million and Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $119.2 million. The net decrease in Medicaid and Local Government revenues of $8.8 million, or 6.8 percent, and the net increase in Commercial Insurance and Other revenues, excluding non-Medicare PPS revenues paid at episodic rates, of $6.4 million, or 5.4 percent, resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue acquisitions, more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business paid at episodic rates.

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

Hospice

Hospice net revenues are derived from the three major payer groups discussed above. Net revenues for fiscal 2008 were $61.9 million as compared to fiscal 2007 net revenues of $57.8 million. The increase in net revenues of $4.1 million, or 7.0 percent, in fiscal 2008 was due primarily to the impact of the HHCA and Hospice of Charleston acquisitions.

Medicare revenues were $56.2 million for fiscal 2008 as compared to $52.0 million for fiscal 2007. Medicaid and Local Government revenues were $2.7 million for both fiscal years 2008 and 2009. Revenues derived from Commercial Insurance and Other payers for fiscal 2008 were $3.0 million as compared to $3.1 million for fiscal 2007.

Gross Profit

(Dollars in millions)	Fiscal Year
	2008	2007	Variance
Gross profit	$557.5	$500.2	$57.3
As a percent of revenue	45.0%	42.7%	2.3%

Gross profit in fiscal 2008 increased $57.3 million or 11.5 percent, primarily from increased revenues and improvements in gross margin percentage, as compared to fiscal 2007.

As a percentage of net revenues, gross profit was 45.0 percent in fiscal 2008 as compared to 42.7 percent for fiscal 2007, an increase of 2.3 percentage points. From a total Company perspective, increases in Home Health segment gross margin percentage attributable to (i) significant changes in revenue mix, (ii) an increase in revenue per episode as discussed above, and (iii) the impact of acquisitions more than offset margin declines in CareCentrix and Hospice.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and non-Medicare PPS business and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business. The positive impact on gross profit percentage of the change in revenue mix and increase in revenue per episode were offset somewhat by incremental fuel costs and caregiver orientation costs. As a result of these factors, gross profit as a percentage of net revenues in the Home Health segment increased from 50.4 percent in fiscal 2007 to 51.9 percent in fiscal 2008.

CareCentrix gross profit as a percentage of revenues declined from 20.3 percent in fiscal 2007 to 18.3 percent in fiscal 2008. The decline was driven by the impact of an amendment to the Company’s national homecare contract with Cigna, which occurred during the first quarter of 2008 and involved changes in pricing and product mix.

Gross profit as a percentage of net revenues in Hospice declined from 41.8 percent in fiscal 2007 to 39.0 percent in fiscal 2008.

Gross profit was impacted by depreciation expense of $0.8 million in fiscal 2008 as compared to $0.6 million in fiscal 2007,

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $46.1 million to $468.6 million for the fiscal year ended December 28, 2008, as compared to $422.5 million for the year ended December 30, 2007.

The increase of $46.1 million for fiscal year 2008 as compared to the corresponding period of 2007 was primarily attributable to (i) Home Health segment field operating costs (approximately $19 million) to support higher revenue volume in the 2008 period as compared to the 2007 period and to train and educate employees in connection with new Medicare PPS rules, which became effective January 1, 2008, (ii) $15.1 million associated with acquired operations, (iii) incremental selling expenses in Home Health ($9.6 million) and Hospice ($0.9 million) associated with increased headcount, (iv) a change in estimates relating to various state and local programs of approximately $2 million, (v) incremental provision for doubtful accounts of approximately $2.6 million, related to final resolution of a discontinued contract within the CareCentrix segment and certain receivable balances in the Home Health segment on legacy Healthfield systems, (vi) increased depreciation and amortization expense (approximately $1.3 million), and (vii) incremental costs in information technology, finance and other corporate functional areas in support of the Company’s organic and acquisition growth. These increases were partially offset by (i) a reduction in field operating costs resulting from the CareCentrix Transaction ($6.8 million), and (ii) lower equity based compensation expense ($1.1 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $15.5 million for fiscal 2008 as compared to $14.2 million for fiscal 2007.

Selling, general and administrative expenses attributable to the CareCentrix segment were $24.9 million for the fiscal year ended December 28, 2008, as compared to $30.5 million for the year ended December 30, 2007.

Gain on Sale of Assets and Business, Net

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

Interest Expense and Interest Income

For fiscal 2008 and fiscal 2007, net interest expense was approximately $17.1 million and $24.1 million, respectively, consisting primarily of interest expense of $19.4 million and $27.3 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $2.3 million and $3.2 million, respectively, earned on investments and existing cash balances. The decrease in interest expense related primarily to (i) the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings, (ii) lower Eurodollar rates between fiscal years 2007 and 2008, and (iii) lower outstanding borrowings under the Company’s term loan facility in the fiscal 2008 period. See Note 10 to the Company’s consolidated financial statements.

Income from Continuing Operations before Income Taxes

Components of income from continuing operations before income taxes were as follows:

	Fiscal Year
(Dollars in millions)	2008	2007	Variance
Operating Contribution:
Home Health	$166.8	$135.4	$31.4
Hospice	3.8	7.2	(3.4)
CareCentrix	18.1	29.1	(11.0)

Total Operating Contribution	188.7	171.7	17.0
Corporate administrative expenses	(83.4)	(79.2)	(4.2)
Depreciation and amortization	(16.3)	(14.8)	(1.5)
Gain on sale of assets and business, net	107.9	—	107.9
Interest (expense) income, net	(17.1)	(24.1)	7.0

Income from continuing operations before income taxes	$179.8	$53.6	$126.2
As a percent of revenue	14.5%	4.6%	9.9%

Income Taxes

The Company recorded a federal and state income tax provision of $28.3 million for fiscal 2008, representing a current tax provision of $14.4 million and a deferred tax provision of $13.9 million.

The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 15.7 percent for fiscal 2008 is primarily due to the impact of the CareCentrix Transaction, which resulted in the recognition of a pre-tax gain with no related tax provision as discussed above (approximately 21.8 percent), partially offset by state taxes and other items (approximately 2.5 percent).

The Company recorded a federal and state income tax provision of $22.0 million for fiscal 2007, representing a current tax provision of $1.7 million and a deferred tax provision of $20.3 million. The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 41.1 percent for fiscal 2007 is primarily due to (i) the impact of equity-based compensation (approximately 2.3 percent), and (ii) state income taxes, net of a decrease in the state tax valuation allowance (4.5 percent), partially offset by (iii) a net reduction of $0.5 million of tax reserves associated with the expiration of the statute of limitations and various other items (approximately 0.7 percent).

Net Income

The Company recorded net income of $153.5 million, or $5.21 per diluted share, in fiscal 2008 compared to net income of $32.8 million, or $1.15 per diluted share, in fiscal 2007.

Net income for fiscal 2008 included (A) income from continuing operations of $151.5 million, or $5.15 per diluted share, and (B) income from discontinued operations, net of tax, of $2.0 million, or $0.06 per diluted share. Income from continuing operations included (i) a pre-tax gain of $107.0 million, or $3.72 per diluted share, related to the disposition of a majority ownership interest in CareCentrix, and (ii) a pre-tax charge of $2.7 million, or $0.06 per diluted share, relating to costs associated with integration and merger and acquisition activities.

Net income for fiscal 2007 included (A) income from continuing operations of $31.6 million, or $1.11 per diluted share, and (B) income from discontinued operations, net of tax, of $0.04 per diluted share. Income from continuing operations included a pre-tax charge of $2.4 million, or $0.05 per diluted share, relating to restructuring and integration activities.

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

During fiscal 2009, cash provided by operating activities was $105.1 million. The Company received net proceeds of $6.8 million from the sale of certain assets associated primarily with branch offices that specialized primarily in pediatric home health care services and other contracts, generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $13.3 million and received proceeds of $12.0 million from the sale of auction rate securities. For the fiscal year ended January 3, 2010, the Company used $14.0 million for the repayment of debt, $4.8 million for repurchases of common stock, $24.9 million of cash for capital expenditures and $11.2 million for acquisition of businesses.

Net cash provided by operating activities increased by $34.4 million, from $70.7 million for the year ended December 28, 2008 to $105.1 million for the year ended January 3, 2010. The increase was primarily driven by improvements in accounts receivable of $11.0 million represented by a $14.6 million increase in accounts receivable in the 2009 period as compared to an increase of $25.6 million in accounts receivable in the 2008 period, an increase in net cash provided by operations prior to changes in assets and liabilities of $5.4 million and changes in current liabilities of $21.0 million, offset somewhat by changes in prepaid expenses and other assets of $3.0 million.

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	Variance
OPERATING ACTIVITIES:
Net income	$59,182	$153,450	$(94,268)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	22,796	22,044	752
Amortization of debt issuance costs	1,335	1,753	(418)
Provision for doubtful accounts	9,958	11,010	(1,052)
Equity-based compensation expense	5,182	5,757	(575)
Windfall tax benefits associated with equity-based compensation	(1,683)	(2,227)	544
Realized loss on auction rate securities	1,000	—	1,000
Write-down of goodwill associated with discontinued operations	9,611	—	9,611
Gain on sale of assets and businesses, net	(5,998)	(107,933)	101,935
Equity in net (earnings) loss of affiliate	(1,072)	35	(1,107)
Deferred income tax expense	3,103	14,127	(11,024)

Total cash provided by operations prior to changes in assets and liabilities	$103,414	$98,016	$5,398

The $5.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between fiscal year 2008 and fiscal year 2009 is primarily related to improvements in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and business, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	870	127	$743
Payroll and related taxes	5,504	(1,085)	6,589
Deferred revenue	3,160	1,337	1,823
Medicare liabilities	845	(2,165)	3,010
Cost of claims incurred but not reported	—	(2,829)	2,829
Obligations under insurance programs	2,008	2,807	(799)
Other accrued expenses	7,859	1,058	6,801

Total changes in current liabilities	$20,246	$(750)	$20,996

The primary drivers for the $21.0 million difference resulting from changes in current liabilities that impacted cash flow from operating activities included:

•

Accounts payable, which had a positive impact on cash of $0.7 million and payroll and related taxes, which had a positive impact of $6.6 million on the changes in operating cash flow between the 2008 and 2009 periods, primarily related to the timing of payments.

•

Deferred revenue, which had a positive impact of $1.8 million on the changes in operating cash flow between the 2008 and 2009 reporting periods, exclusive of businesses acquired, primarily due to growth in Medicare and non-Medicare PPS business.

•

Medicare liabilities, which had a positive impact of $3.0 million on the changes in operating cash flow between the 2008 and 2009 reporting periods, primarily related to a reversal of a previously recorded reserve related to the MO175 issue as further discussed in Note 6 to the Company’s consolidated financial statements.

•

Cost of claims incurred but not reported, which had a positive impact of $2.8 million on the changes in operating cash flows, related to the timing of claim payments up to the date of the CareCentrix disposition.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $0.8 million between the 2008 and 2009 reporting periods, primarily related to the timing of payments.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $6.8 million between the 2008 and 2009 reporting periods, due primarily to reduced cash interest payments, increased reserves associated with various state and county contracts, and accrued incentives and commissions reflecting increases in the sales force and eligible administrative associates under those plans and the Company’s performance relative to targets set under the Company’s incentive programs as well as changes in various other accrued expenses.

Working capital at January 3, 2010 was approximately $198 million, an increase of $73 million, as compared to approximately $125 million at December 28, 2008, primarily due to:

•	an $83 million increase in cash and cash equivalents;

•	a $5 million increase in deferred tax assets;

•	a $1 million increase in prepaid expenses and other current assets;

•	a $5 million increase in accounts receivable, primarily due to strong cash collections;

•	a $3 million increase in assets held for sale, which represents primarily inventory reclassified as held for sale in fiscal 2009, and

•

a $24 million increase in current liabilities, consisting of increases in payroll and related taxes ($6 million), current portion of long-term debt ($5 million), deferred revenue ($3 million), obligations under insurance programs ($2 million), accounts payable ($1 million), Medicare liabilities ($1 million), and other accrued expenses ($6 million). The changes in current liabilities are further described above in the discussion on net cash flow from operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of January 3, 2010 were 54 days, a decrease of three days from December 28, 2008. The decrease of three days in DSO was primarily driven by strong cash collections.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash, and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation to measure open net accounts receivable and recognized revenues, the alternative DSO would have been 44 days at January 3, 2010 and 46 days at December 28, 2008.

DSO at January 3, 2010 for Home Health and Hospice were 55 and 47 days, respectively, compared to 57 and 56 days, respectively, at December 28, 2008. Net accounts receivable associated with discontinued operations were approximately $10.2 million and $8.8 million at January 3, 2010 and December 28, 2008, respectively. Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	January 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$126,927	$106,774	$13,530	$4,937	$1,686
Medicaid and Local Government	16,465	12,867	1,686	1,454	458
Commercial Insurance and Other	44,312	34,127	5,518	3,512	1,155
Self-Pay	3,792	1,523	1,224	836	209

Gross Accounts Receivable	$191,496	$155,291	$21,958	$10,739	$3,508

	December 28, 2008
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$117,311	$100,873	$11,043	$4,164	$1,231
Medicaid and Local Government	21,384	16,269	2,481	2,114	520
Commercial Insurance and Other	43,528	31,173	6,382	4,197	1,776
Self-Pay	3,205	1,249	893	729	334

Gross Accounts Receivable	$185,428	$149,564	$20,799	$11,204	$3,861

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	Fiscal Year
	2009	2008	2007
Medicare	74%	57%	51%
Medicaid and Local Government	8	10	11
Commercial Insurance and Other:
Paid at episodic rates	7	4	3
Other	11	29	35

Total net revenues	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Fiscal Year
	2009		2008		2007
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	73%	93%	68%	91%	66%	90%
Medicaid and Local Government	8	3	13	4	16	5
Commercial Insurance and Other:
Paid at episodic rates	7	—	6	—	4	—
Other	12	4	13	5	14	5

Total net revenues	100%	100%	100%	100%	100%	100%

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

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans. In January 2010, the revolving credit facility was reduced to $80 million and the facility swing line loan feature was formally eliminated as further discussed in Note 18.

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan.

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

In connection with the disposition of a majority ownership interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. The Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets and the transfer of certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided for lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

The Company had outstanding term loan borrowings of $237.0 million and $251.0 million as of January 3, 2010 and December 28, 2008, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million and $41.6 million, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. In connection with the Third Amendment to the Credit Agreement dated January 22, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of January 3, 2010, the Company was in compliance with all covenants in the credit agreement. As further discussed in Note 18, the limitation relating to acquisition payments was increased to an aggregate of $200 million on a prospective basis effective January 22, 2010.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Fees on outstanding letters of credit are based on the applicable margin. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The applicable margin component of interest rates under the credit agreement is based on the Company’s consolidated leverage ratio as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of January 3, 2010, the consolidated leverage ratio was 1.7.

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.0% in 2009, 4.1% in 2008 and 7.5 % in 2007. The interest rate on term loan borrowings approximated 2.0% per annum at January 3, 2010 and 4.1% per annum at December 28, 2008.

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

The Company also had outstanding surety bonds of $3.2 million and $1.9 million at January 3, 2010 and December 28, 2008, respectively.

Guarantee and Collateral Agreement

The Company has entered into a Guarantee and Collateral Agreement, among the Company and substantially all of its subsidiaries, in favor of the administrative agent under the credit agreement (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a collateral interest in all real property and personal property of the Company and its subsidiaries signatory to the Guarantee and Collateral Agreement, including stock of such subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the credit agreement by substantially all subsidiaries of the Company.

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

Capital Expenditures

The Company’s capital expenditures for fiscal year 2009 were $24.9 million, as compared to $24.0 million for fiscal year 2008, including capital expenditures associated with the Company’s HME and IV businesses of approximately $5.8 million and $5.1 million for fiscal years 2009 and 2008, respectively. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for fiscal 2010. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $152.4 million as of January 3, 2010, including operating funds of approximately $5.5 million exclusively relating to a non-profit hospice operation managed in Florida.

During fiscal 2008, the Company reclassified auction rate securities with par value of $13 million to long-term investments and recorded an unrealized loss of approximately $1.9 million to write-down the auction rate securities to estimated fair value at 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. During fiscal 2009, the Company sold (i) $3.0 million of auction rate securities at 85 percent of par, (ii) $5.0 million of auction rate securities at 89 percent of par, and (iii) $5.0 million of auction rate securities at par. In connection with these transactions, the Company reversed the valuation allowance of $1.9 million ($1.2 million, net of tax, as reflected in accumulated other comprehensive loss) and recorded a realized loss of $1.0 million, which was reflected in interest expense and other in the Company’s consolidated statement of income for fiscal 2009.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically throughout 2010. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During fiscal year 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock. As of January 3, 2010, the Company had remaining authorization to repurchase an aggregate of 355,568 shares of its outstanding common stock. See Notes 2 and 11 to the Company’s consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of January 3, 2010, the Company had outstanding borrowings of $237.0 million under the term loan of its credit agreement. There were no borrowings under the revolving credit facility. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at January 3, 2010, related to the Company’s continuing operations, are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$237,000	$5,000	$—	$232,000	$—
Interest payments(1)	15,221	4,689	9,362	1,170	—
Capital lease obligations	1,118	680	415	23	—
Operating lease obligations	74,262	25,085	35,748	10,793	2,636
Purchase obligations	5,175	2,588	2,587	—	—

Total	$332,776	$38,042	$48,112	$243,986	$2,636

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At January 3, 2010, the interest rate on the Company’s term loan borrowings was 2.0%.

As of January 3, 2010, contractual obligations associated with the Company’s discontinued operations included operating leases of approximately $4.2 million and capital leases of approximately $0.1 million.

During fiscal 2009, the Company made debt prepayments on the term loan of $14.0 million.

The Company had total letters of credit outstanding of approximately $35.0 million at January 3, 2010 and $41.6 million at December 28, 2008. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the workers’ compensation program and for certain other commitments. The

Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $3.2 million and $1.9 million at January 3, 2010 and December 28, 2008, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that working capital needs for fiscal 2010 will be met through operating cash flow and existing cash balances. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of its Board of Directors and may require the approval of the Company’s lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Additional items that could impact the Company’s liquidity are discussed under “Risk Factors” in Item 1A of this report.

Litigation and Government Matters

The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 12 to the Company’s consolidated financial statements.

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

Goodwill and Other Intangible Assets

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various operating units. The Company compares the fair value of each operating unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the operating unit is less than the carrying value of its goodwill.

To determine the fair value of the Company’s operating units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, or other valuation methodologies, as appropriate.

The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimates of these businesses on market valuations received from potential buyers as the Company had a more-likely-than not expectation that these businesses would be sold. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, net of tax. Remaining goodwill and intangible assets, net, at January 3, 2010, approximated $2.7 million and $0.8 million, respectively and have been reclassified as non-current assets held for sale in the Company’s consolidated balance sheet. Goodwill and identifiable intangibles, net associated with the Company’s HME and IV business at December 28, 2008 were $12.3 million and $1.0 million respectively.

The annual impairment test of goodwill and indefinite-lived intangibles for the Company’s other operating units was performed and indicated that there was no impairment for the fiscal years 2009, 2008 and 2007. Goodwill amounting to $299.5 million and $308.2 million was reflected in the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively. The Company had indefinite-lived intangible assets of $221.1 million and $215.6 million recorded as of January 3, 2010 and December 28, 2008, respectively.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued additional authoritative guidance on valuation techniques for estimating the fair value of assets or liabilities when there has been a significant decrease in volume and level of market activity. The Company adopted this guidance in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements. See Note 5.

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

In April 2009, the FASB issued authoritative guidance that changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than- temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The Company adopted the guidance during the second quarter of 2009, as further described in Note 5.

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

Home Health Episodic Net Revenues

Under the Prospective Payment System (“PPS”) of reimbursement, for Medicare home health and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $36.4 million and $33.0 million primarily relating to the PPS program was included in deferred revenue in the consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. In addition, each hospice provider is subject to payment caps under the Medicare program. The Company has determined that none of its hospice providers have exceeded the Medicare payment cap in any of the years presented herein.

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

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent and 6 percent of total net revenues for fiscal 2008 and 2007, respectively. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated arrangements are immaterial for fiscal 2009.

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare & Medicaid Services (“CMS”) and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations in the consolidated statements of income. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $4.6 million and $5.4 million, respectively, in fiscal 2009, $9.6 million and $1.4 million, respectively, in fiscal 2008 and $7.0 million and $2.9 million, respectively in fiscal 2007.The allowance for doubtful accounts at January 3, 2010, December 28, 2008 and December 30, 2007 was $9.3 million, $8.2 million and $9.4 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 94 of this report.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 4 to the Company’s consolidated financial statements.

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

The Company evaluated various assumptions and judgments used in determining cost of claims incurred but not reported utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation. The cost of claims incurred for fiscal years 2008 and 2007 was $189.6 million and $230.6 million, respectively.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs associated with continuing operations were $15.9 million, $15.5 million, and $16.3 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.3 million for each of fiscal years 2007 through 2009. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2009. For fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, employee health and welfare benefit costs associated with continuing operations were $55.0 million, $45.9 million and $37.7 million, respectively. Employee health and welfare benefits costs associated with discontinued operations were $2.1 million, $2.0 million and $1.7 million for fiscal years 2009, 2008 and 2007, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of January 3, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $237.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.4 million per year, assuming a similar capital structure.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 3, 2010	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,410	$69,201
Receivables, less allowance for doubtful accounts of $9,304 and $8,227 at January 3, 2010 and December 28, 2008, respectively	182,192	177,201
Deferred tax assets	17,205	11,933
Prepaid expenses and other current assets	13,904	13,141
Current assets held for sale	2,549	—

Total current assets	368,260	271,476
Long-term investments	—	11,050
Note receivable from affiliate	25,000	25,000
Investment in affiliate	24,336	23,264
Fixed assets, net	65,913	63,815
Intangible assets, net	251,793	250,432
Goodwill	299,534	308,213
Non-current assets held for sale	8,689	—
Other assets	24,410	20,247

Total assets	$1,067,935	$973,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,982	$8,027
Payroll and related taxes	23,463	17,869
Deferred revenue	36,359	32,976
Medicare liabilities	7,525	6,680
Obligations under insurance programs	41,636	39,628
Other accrued expenses	47,045	40,895
Current portion of long-term debt	5,000	—

Total current liabilities	170,010	146,075
Long-term debt	232,000	251,000
Deferred tax liabilities, net	73,259	64,262
Other liabilities	21,503	17,189
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 29,936,893 and 28,993,390 shares at January 3, 2010 and December 28, 2008, respectively	2,994	2,899
Additional paid-in capital	355,429	334,687
Retained earnings	220,239	161,057
Accumulated other comprehensive loss	—	(1,170)
Treasury stock, 466,468 and 129,703 shares at January 3, 2010 and December 28, 2008, respectively	(7,499)	(2,502)

Total shareholders’ equity	571,163	494,971

Total liabilities and shareholders’ equity	$1,067,935	$973,497

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net revenues	$1,152,460	$1,239,536	$1,171,349
Cost of services sold	553,530	682,024	671,154

Gross profit	598,930	557,512	500,195
Selling, general and administrative expenses	(490,866)	(468,582)	(422,526)
Gain on sale of assets and business, net	5,998	107,933	—
Interest income	3,037	2,290	3,204
Interest expense and other	(9,211)	(19,377)	(27,285)

Income from continuing operations before income taxes and equity in net earnings (loss) of affiliate	107,888	179,776	53,588
Income tax expense	(39,164)	(28,295)	(22,002)
Equity in net earnings (loss) of affiliate	1,072	(35)	—

Income from continuing operations	69,796	151,446	31,586
Discontinued operations, net of tax	(10,614)	2,004	1,242

Net income	$59,182	$153,450	$32,828

Basic earnings per common share:
Income from continuing operations	$2.40	$5.30	$1.14
Discontinued operations, net of tax	(0.37)	0.07	0.04

Net income	$2.03	$5.37	$1.18

Weighted average shares outstanding	29,103	28,578	27,798

Diluted earnings per common share:
Income from continuing operations	$2.34	$5.15	$1.11
Discontinued operations, net of tax	(0.36)	0.06	0.04

Net income	$1.98	$5.21	$1.15

Weighted average shares outstanding	29,822	29,439	28,599

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED JANUARY 3, 2010

(In thousands, except share amounts)

			Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2006	27,483,789	$2,748	$298,450	$(25,220)	$(886)	$(767)	$274,325
Comprehensive income:
Net income	—	—	—	32,828	—	—	32,828
Unrealized gain on interest rate swap, net of tax	—	—	—	—	149	—	149

Total comprehensive income	—	—	—	32,828	149	—	32,977
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,665	—	—	—	1,665
Equity-based compensation expense	—	—	6,812	—	—	—	6,812
Issuance of stock upon exercise of							—
stock options and under stock plans for employees and directors	620,961	62	7,820	—	—	—	7,882
Common stock received from Healthfield escrow (11,574 shares)	—	—	—	—	—	(232)	(232)

Balance at December 30, 2007	28,104,750	2,810	314,747	7,608	(737)	(999)	323,429
Comprehensive income:
Net income	—	—	—	153,450	—	—	153,450
Unrealized loss on auction rate securities	—	—	—	—	(1,170)		(1,170)
Reversal of unrealized gain on interest rate swap, net of tax	—	—	—	—	737	—	737

Total comprehensive income	—	—	—	153,450	(433)	—	153,017
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,723	—	—	—	2,723
Equity-based compensation expense	—	—	5,757	—	—	—	5,757
Issuance of stock upon exercise of							—
stock options and under stock plans for employees and directors	888,640	89	11,460	(1)	—	—	11,548
Common stock received from Healthfield escrow (70,640 shares)	—	—	—	—	—	(1,503)	(1,503)

Balance at December 28, 2008	28,993,390	2,899	334,687	161,057	(1,170)	(2,502)	494,971
Comprehensive income:
Net income	—	—	—	59,182	—	—	59,182
Reversal of valuation allowance, net of tax, on auction rate securities	—	—	—	—	1,170	—	1,170

Total comprehensive income	—	—	—	59,182	1,170	—	60,352
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,317	—	—	—	2,317
Equity-based compensation expense	—	—	5,182	—	—	—	5,182
Issuance of stock upon exercise of							—
stock options and under stock plans for employees and directors	943,503	95	13,243	—	—	—	13,338
Treasury shares:
Stock repurchase (327,828 shares)	—	—	—	—	—	(4,813)	(4,813)
Common stock received from Healthfield escrow (8,937 shares)	—	—	—	—	—	(184)	(184)

Balance at January 3, 2010	29,936,893	$2,994	$355,429	$220,239	$—	$(7,499)	$571,163

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
OPERATING ACTIVITIES:
Net income	$59,182	$153,450	$32,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,796	22,044	20,014
Amortization of debt issuance costs	1,335	1,753	1,063
Provision for doubtful accounts	9,958	11,010	9,939
Equity-based compensation expense	5,182	5,757	6,812
Reversal of tax audit reserves	—	—	(450)
Windfall tax benefits associated with equity-based compensation	(1,683)	(2,227)	(856)
Realized loss on auction rate securities	1,000	—	—
Write-down of goodwill associated with discontinued operations	9,611	—	—
Gain on sale of assets and business, net	(5,998)	(107,933)	—
Equity in net (earnings) loss of affiliate	(1,072)	35	—
Deferred income tax expense	3,103	14,127	20,923
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(14,556)	(25,555)	(36,423)
Prepaid expenses and other current assets	(4,949)	(2,118)	(3,531)
Accounts payable	870	127	499
Payroll and related taxes	5,504	(1,085)	1,078
Deferred revenue	3,160	1,337	8,892
Medicare liabilities	845	(2,165)	(1,247)
Cost of claims incurred but not reported	—	(2,829)	4,859
Obligations under insurance programs	2,008	2,807	906
Other accrued expenses	7,859	1,058	(2,381)
Other, net	953	1,107	(254)

Net cash provided by operating activities	105,108	70,700	62,671

INVESTING ACTIVITIES:
Purchase of fixed assets	(24,857)	(24,004)	(24,064)
Proceeds from sale of assets and business, net of cash transferred	6,800	83,160	—
Acquisition of businesses, net of cash acquired	(11,175)	(60,736)	(3,820)
Purchase of short-term investments available-for-sale	—	(28,000)	(96,850)
Sale of short-term investments available-for-sale	12,000	46,250	89,925
Withdrawal from restricted cash	—	22,014	—

Net cash (used in) provided by investing activities	(17,232)	38,684	(34,809)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,338	11,547	7,882
Windfall tax benefits associated with equity-based compensation	1,683	2,227	856
Borrowings under revolving credit facility	—	24,000	—
Home Health Care Affiliates debt repayments	—	(7,420)	—
Other debt repayments	(14,000)	(83,000)	(32,000)
Repurchase of common stock	(4,813)	—	—
Debt issuance costs	—	(557)	—
Repayment of capital lease obligations	(875)	(1,147)	(1,329)

Net cash used in financing activities	(4,667)	(54,350)	(24,591)

Net change in cash and cash equivalents	83,209	55,034	3,271
Cash and cash equivalents at beginning of year	69,201	14,167	10,896

Cash and cash equivalents at end of year	$152,410	$69,201	$14,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,599	$21,081	$27,469
Income taxes paid	$32,389	$10,561	$2,389
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:
Note receivable received in connection with the sale of CareCentrix	$—	$25,000	$—
Fair value of preferred stock received in connection with sale of CareCentrix	$—	$23,299	$—
Fixed assets acquired under capital lease	$29	$675	$1,858

In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company has received 8,937, 70,640 and 11,574 shares of common stock in 2009, 2008 and 2007, respectively, from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

For fiscal years 2009, 2008 and 2007, deferred tax benefits associated with stock compensation deductions of $2.3 million, $2.7 million and $1.7 million, respectively, have been credited to shareholders’ equity.

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Background and Basis of Presentation

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health services throughout most of the United States and hospice services in the southeast United States. The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment. See Note 17 for a description of and financial results relating to the Company’s reportable segments as well as a discussion of presentation changes in segment reporting which were adopted in 2009.

In February 2010, the Company consummated the sale of its respiratory therapy and home medical equipment and infusion therapy businesses (“HME and IV”). During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The financial results of these operating segments are reported as discontinued operations in the Company’s consolidated financial statements.

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million (the “CareCentrix Transaction”). See Notes 4 and 7 for additional information.

The Company’s consolidated statements of income presented herein included the results of operations of CareCentrix in continuing operations for all periods prior to the CareCentrix Transaction and the Company’s equity in the net earnings of CareCentrix Holdings Inc., the new holding company for CareCentrix, for periods commencing on September 25, 2008 During 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health services as further described in Note 4.

In addition, during 2009, 2008 and 2007, the Company completed several acquisitions as further described in Note 4. Results of operations of these businesses are reflected in the Company’s continuing operations from their respective acquisition dates.

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

All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal 2009, December 28, 2008 for fiscal 2008, and December 30, 2007 for fiscal 2007. The Company’s fiscal year 2009 included 53 weeks compared to fiscal years 2008 and 2007 which included 52 weeks.

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

Home Health Episodic Net Revenues

Under the Prospective Payment System (“PPS”) of reimbursement for Medicare home health and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $36.4 million and $33.0 million primarily relating to the PPS program was included in deferred revenue in the consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. In addition, each hospice provider is subject to payment caps under the Medicare program. The Company has determined that none of its hospice providers have exceeded the Medicare payment cap in any of the years presented herein.

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

Capitated Arrangements

The Company has capitated arrangements with certain managed care customers. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent and 6 percent of total net revenues for fiscal 2008 and 2007, respectively. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated arrangements are immaterial for fiscal 2009.

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare & Medicaid Services (“CMS”) and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations in the consolidated statements of income. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $4.6 million and $5.4 million, respectively, in fiscal 2009, $9.6 million and $1.4 million, respectively, in fiscal 2008 and $7.0 million and $2.9 million, respectively, in fiscal 2007. The allowance for doubtful accounts at January 3, 2010, December 28, 2008 and December 30, 2007 was $9.3 million, $8.2 million and $9.4 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 94 of this report.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 4.

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

The Company evaluated various assumptions and judgments used in determining cost of claims incurred but not reported utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation.

The cost of claims incurred for fiscal years 2008 and 2007 was $189.6 million and $230.6 million, respectively.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs associated with continuing operations were $15.9 million, $15.5 million, and $16.3 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.3 million for each of fiscal years 2007 through 2009. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $175,000 for fiscal 2009. For fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, employee health and welfare benefit costs associated with continued operations were $55.0 million, $45.9 million and $37.7 million, respectively. Employee health and welfare benefits costs associated with discontinued operations were $2.1 million, $2.0 million and $1.7 million for fiscal years 2009, 2008 and 2007, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Other Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents.

The Company had operating funds of approximately $5.5 million and $4.6 million at January 3, 2010 and December 28, 2008, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

At January 3, 2010 and December 28, 2008, the Company held an ownership interest of approximate 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets.

At January 3, 2010 and December 28, 2008, the Company had assets of $20.0 million and $14.6 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

The Company’s other short term and long term investments consisted of AAA rated municipal bonds with an auction reset feature (“auction rate securities”) and other debt securities with an original maturity of more than three months and less than one year on the acquisition date. Investments in debt securities, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading.

At December 28, 2008, the Company held $13.0 million of investments categorized as available-for-sale. Available-for-sale investments are carried on the balance sheet at fair value. Unrealized gains and losses on available-for-sale investments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. These investments were liquidated in fiscal 2009 as further discussed in Note 5.

Inventory

Inventories are stated at the lower of cost or market utilizing the specific identification method. The Company’s inventory related primarily to products utilized in the Company’s HME and IV businesses, which were classified as held for sale at January 3, 2010. Inventories amounted to approximately $2.4 at January 3, 2010, which was included in current assets held for sale and approximately $2.4 million at December 28, 2008, which were included in prepaid expenses and other current assets.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. See Note 9.

Goodwill and Other Intangible Assets

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various operating units. The Company compares the fair value of each operating unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the operating unit is less than the carrying value of its goodwill.

To determine the fair value of the Company’s operating units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, or other valuation methodologies, as appropriate.

The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimate of these businesses on market valuations received from potential buyers as the Company had a more likely-than-not expectation that those businesses would be sold. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and, as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, in 2009. Remaining goodwill and intangible assets, net, at January 3, 2010, approximated $2.7 million and $0.8 million, respectively, and have been reclassified as non-current assets held for sale in the Company’s consolidated balance sheet. Goodwill and identifiable intangibles assets, net associated with the Company’s HME and IV businesses at December 28, 2008 were $12.3 million and $1.0 million, respectively.

The annual impairment test of goodwill and indefinite-lived intangibles for the Company’s other operating units was performed and indicated that there was no impairment for the fiscal years 2009, 2008 and 2007. Goodwill amounting to $299.5 million and $308.2 million was reflected in the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively. The Company had indefinite-lived intangible assets of $221.1 million and $215.6 million recorded as of January 3, 2010 and December 28, 2008, respectively.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets and goodwill as of January 3, 2010 and December 28, 2008 were as follows (in thousands):

	January 3, 2010			December 28, 2008
	Home Health	Hospice	Total	Home Health	Hospice	Discontinued Operations	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,323	$275	$1,598	$1,198	$275	$—	$1,473	5 Years
Less: accumulated amortization	(1,132)	(197)	(1,329)	(884)	(142)	—	(1,026)

Net covenants not to compete	191	78	269	314	133	—	447
Customer relationships	27,016	660	27,676	25,420	660	1,600	27,680	5-10 Years
Less: accumulated amortization	(8,580)	(121)	(8,701)	(5,819)	(55)	(590)	(6,464)

Net customer relationships	18,436	539	18,975	19,601	605	1,010	21,216
Tradenames	18,215	130	18,345	18,099	130	—	18,229	10 Years
Less: accumulated amortization	(6,834)	(24)	(6,858)	(5,005)	(11)	—	(5,016)

Net tradenames	11,381	106	11,487	13,094	119	—	13,213

Subtotal	30,008	723	30,731	33,009	857	1,010	34,876
Indefinite-lived intangible assets:
Certificates of need	217,036	4,026	221,062	211,530	4,026	—	215,556	Indefinite

Total identifiable intangible assets	$247,044	$4,749	$251,793	$244,539	$4,883	$1,010	$250,432

The gross carrying amount of goodwill and accumulated impairment losses as of January 3, 2010 and December 28, 2008 were as follows (in thousands):

	Home Health	Hospice	Discontinued Operations (1)	Total
Balance at December 30, 2007:
Goodwill	$231,513	$32,243	$12,344	$276,100
Goodwill acquired during 2008	27,099	5,014	—	32,113
Balance at December 28, 2008:

Goodwill	258,612	37,257	12,344	308,213

Impairment loss	—	—	(9,612)	(9,612)
Reclassification to intangibles	—	(57)	—	(57)
Reclassification to non current assets held for sale	—	—	(2,732)	(2,732)
Goodwill acquired during 2009	3,722	—	—	3,722
Balance at January 3, 2010:

Goodwill	262,334	37,200	9,612	309,146
Accumulated impairment losses	—	—	(9,612)	(9,612)

Total	$262,334	$37,200	$—	$299,534

(1)	Represents goodwill associated with the Company’s HME and IV businesses which were classified as held for sale at January 3, 2010.

For fiscal years 2009 and 2008, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of acquisitions the Company completed (see Note 4).

For the fiscal years 2009, 2008 and 2007, amortization expense approximated $5.0 million, $4.6 million and $3.7 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years approximates $5.0 million for fiscal year 2010, $4.8 million for fiscal years 2011 through 2012, $4.4 million for fiscal year 2013, and $4.2 million for fiscal year 2014.

Certificates of Need

A Certificate of Need (“CON”) is a formal acknowledgement by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 12 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.

The amounts set forth in the table above for “Indefinite-lived intangible assets—Certificates of need” reflect the value of CONs acquired during fiscal 2006 and thereafter. The Company valued these CONs using an income approach and determined that these CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with authoritative guidance.

Gentiva has also classified the CONs as indefinite-lived, and therefore determined that the value of these CONs should not be amortized, in accordance with authoritative guidance that states “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.

Accounting for Impairment and Disposal of Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets, including intangible assets, which are amortized pursuant to the authoritative guidance. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Equity-Based Compensation Plans

The Company has several stock ownership and compensation plans, which are described more fully in Note 14. The Company accounts for its equity-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award.

Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing income from continuing operations, discontinued operations (net of tax) and net income by the weighted average number of shares outstanding for each respective period. The computations of basic and diluted per share amounts relating to income from continuing operations are as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Income from continuing operations	$69,796	$151,446	$31,586
Basic weighted average common shares outstanding	29,103	28,578	27,798
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	719	861	801

Diluted weighted average common shares outstanding	29,822	29,439	28,599
Income from continuing operations per common share:
Basic	$2.40	$5.30	$1.14
Diluted	$2.34	$5.15	$1.11

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 15.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. As of January 3, 2010 and December 28, 2008, the Company had unamortized debt issuance costs of $2.7 million and $3.8 million, respectively, recorded in other assets.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2008 and 2007 consolidated financial statements to conform to the current year presentation. These reclassifications and revisions included, among other things, (i) the reporting of operating results of the HME and IV businesses as discontinued operations, net of tax, as further described in Note 3, (ii) presentation changes in segment reporting as further described in Note 17 and (iii) a reclassification to reduce Hospice net revenues and cost of services sold by approximately $8.6 million and $9.3 million in fiscal year 2008 and 2007, respectively, relating to the reimbursement of nursing home room and board charges for hospice patients.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued additional authoritative guidance on valuation techniques for estimating the fair value of assets or liabilities when there has been a significant decrease in volume and level of market activity. The Company adopted this guidance in the second quarter of fiscal 2009, and it did not have a material impact on the Company’s consolidated financial statements. See Note 5.

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

In April 2009, the FASB issued authoritative guidance that changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The Company adopted the guidance during the second quarter of 2009, as further described in Note 5.

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

Note 3.	Discontinued Operations and Assets Held for Sale

On February 1, 2010, the Company consummated the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc. in an all-cash transaction. See Note 18. During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The financial results of these two operating segments are reported as discontinued operations in the Company’s consolidated financial statements.

At January 3, 2010 and December 28, 2008, the major classes of assets of the HME and IV businesses that were not retained by the Company following the sale were as follows:

	January 3, 2010	December 28, 2008
Current assets:
Inventory	$2,367	$2,063
Prepaid expenses and other current assets	182	159

Total current assets	2,549	2,222
Non-current assets:
Fixed assets, net	5,145	5,003
Intangible assets, net	781	1,010
Goodwill	2,732	12,343
Other assets	31	36

Total non-current assets	8,689	18,392

Total	$11,238	$20,614

The assets at January 3, 2010 as presented above were classified as assets held for sale in the accompanying consolidated balance sheet. The Company retained accounts receivable, net associated with these businesses of approximately $10.2 million and $8.8 million at January 3, 2010 and December 28, 2008, respectively. There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Liabilities associated with the HME and IV businesses approximated $3.1 million at January 3, 2010 and $2.5 million at December 28, 2008.

HME and IV net revenues and operating results for the periods presented were as follows (dollars in thousands):

	Fiscal Year
	2009	2008	2007
Net revenues	$55,281	$52,328	$48,636

Income (loss) before income taxes	$(11,164)	$3,154	$1,994
Income tax (expense) benefit	550	(1,150)	(752)

Discontinued operations, net of tax	$(10,614)	$2,004	$1,242

Depreciation and amortization expense relating to discontinued operations amounted to $5.9 million, $5.7 million and $5.2 million for fiscal years 2009, 2008 and 2007, respectively.

Upon designation as held for sale, the carrying value of the assets of the businesses were recorded at the lower of their carrying value or their estimated fair value less costs to sell. The Company performed a goodwill impairment test which indicated an impairment of the goodwill associated with these businesses and recorded a write-down of goodwill of approximately $9.6 million in discontinued operations for fiscal year 2009. There was no income tax benefit recorded in connection with the goodwill write-down.

Note 4.	Dispositions and Acquisitions

Pediatric and Other Asset Dispositions

During the first quarter of fiscal 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. In addition, the Company sold assets associated with two branch offices in upstate New York which provided home health services under New York Medicaid programs, for cash consideration of $0.3 million. The transactions, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and business, net in the Company’s consolidated statement of income for fiscal year 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million, consisting of (i) cash proceeds of $84 million (which included payment in full of the $38 million redemption note), (ii) a $25 million note receivable bearing interest at 10 percent per annum, (iii) an estimated working capital adjustment of $1.4 million based on preliminary closing balance sheet, and (iv) reimbursement of $1.5 million of transaction related expenses incurred by the Company. In addition, the Company retained a 31 percent equity interest in CareCentrix Holdings, represented by 234,000 shares of preferred stock and 260,000 shares of common stock. The working capital adjustment is subject to change based on a final closing date balance sheet. Of the $84 million in cash proceeds received by the Company, $58 million was used to repay a portion of the Company’s term loan under its credit agreement on the closing date.

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance applicable guidance, the Company’s investment in common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at date of disposition was recorded at no value.

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

Acquisitions

During fiscal 2009, 2008 and 2007, the Company completed several acquisitions as further described below.

Fiscal 2009

For fiscal 2009, total cash consideration paid for acquired businesses amounted to $11.2 million, excluding transaction costs and subject to post-closing adjustments. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The name of the acquired home health agency, the acquisition date and the geographic service area are summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi /Western Alabama
Coordinated Home Health	October 16, 2009	Southeastern New Mexico and El Paso, TX
AIM Home Care	December 11, 2009	Encino, CA

Fiscal 2008

During fiscal 2008, total net cash consideration paid for acquired businesses amounted to $68.1 million, inclusive of $7.4 million of debt repayments made on behalf of an acquired business. These acquisitions are further described below:

Hospice of Charleston

Effective August 2, 2008, the Company acquired certain assets of Hospice of Charleston, a non-profit homecare company that provided hospice services, as well as home health services, for approximately $1.2 million, excluding transaction costs and subject to post-closing adjustments, which was funded from the Company’s existing cash reserves. The acquisition allows the Company to expand its home health services to three CON counties in and around Charleston, South Carolina.

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

Fiscal 2007

Baptist Home Care

Effective July 1, 2007, the Company acquired the home health operations as well as the respiratory and home medical equipment business of North Carolina Baptist Hospital pursuant to an asset purchase agreement. Total consideration of $3.8 million was paid in cash. The transaction, which included the acquisition of certain assets and the assumption of certain liabilities related to contracts and leases, was completed primarily to expand the Company’s home health offerings in North Carolina.

The financial results of the above acquired operations are included in the Company’s consolidated financial statements from the respective acquisition dates. The purchase prices were allocated to the underlying assets acquired and liabilities assumed based on their estimated fair market value at the dates of the acquisitions. The Company determines the estimated fair values based on discounted cash flows and management’s valuation of the intangible assets acquired.

The allocations of the purchase prices relating to acquisitions consummated in 2009 and 2008 follow (in thousands):

	2009 Total	2008 Total
Cash	$—	$1,072
Accounts receivable, net	393	7,865
Fixed assets, net	101	1,178
Identifiable intangible assets	7,268	43,630
Goodwill	3,722	32,033
Other assets	12	48

Total assets acquired	11,496	85,826
Accounts payable and accrued liabilities	(85)	(1,071)
Short-term and long-term debt	(12)	(7,457)
Deferred tax liability	—	(8,913)
Other liabilities	(224)	(6,672)

Total liabilities assumed	(321)	(24,113)

Net assets acquired	$11,175	$61,713

The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Total Intangible Assets		Useful life
	2009	2008
Noncompete agreement	$125	$—	5 years
Tradenames	116	1,201	10 years
Customer relationships	1,596	9,910	10 years
Certificates of need	5,431	32,519	indefinite

Total	$7,268	$43,630

For goodwill and identifiable intangibles additions during fiscal 2008, the Company expects that between 50 percent and 60 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortized for tax purposes. For fiscal 2009 additions, the Company expects substantially all goodwill and identifiable intangible assets will be amortized for tax purposes.

Note 5.	Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for notes receivable from affiliate and long-term debt. The fair values for notes receivable from affiliate and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	January 3, 2010				December 28, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$79,919	$—	$—	$79,919	$57,969	$—	$—	$57,969
Municipal bonds	—	—	—	—	—	—	11,050	11,050
Rabbi Trust	19,980	—	—	19,980	14,588	—	—	14,588

Total assets	$99,899	$—	$—	$99,899	$72,557	$—	$11,050	$83,607

Liabilities:
Payables to plan participants	19,980	—	—	19,980	14,588	—	—	14,588

Assets of the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in a Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. See Note 16 for additional information. Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheet at January 3, 2010 and December 28, 2008. Municipal bonds, which are classified as short-term and long-term investments, consist of auction rate securities whose underlying assets are student loans which are substantially backed by the federal government. These securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

Total
Balance at December 28, 2008	$11,050
Reversal of valuation	1,950
Cash proceeds from sale of financial assets	(12,000)
Realized loss on sale	(1,000)

Balance at January 3, 2010	$—

During fiscal 2008, the Company reclassified auction rate securities with par value of $13 million to long-term investments and recorded an unrealized loss of approximately $1.9 million to write-down the auction rate securities to estimated fair value at 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. The unrealized loss, net of tax, of $1.2 million on auction rate securities was reflected in accumulated other comprehensive loss in the consolidated balance sheet at December 28, 2008. During fiscal 2009, the Company sold (i) $3.0 million of auction rate securities at 85 percent of par, (ii) $5.0 million of auction rate securities at 89 percent of par, and (iii) $5.0 million of auction rate securities at par. In connection with these transactions, the Company reversed the valuation allowance of $1.9 million ($1.2 million, net of tax, as reflected in accumulated other comprehensive loss) and recorded a realized loss of approximately $1.0 million which was reflected in interest expense and other in the Company’s consolidated statement of income for fiscal 2009.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	January 3, 2010		December 28, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from affiliate	$25,000	$26,000	$25,000	$25,000
Liabilities:
Long-term debt	$232,000	$216,900	$251,000	$210,840

The estimated fair value of the note receivable from affiliate was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note’s annual income stream plus (ii) the return of the invested principal using a maturity date of March 25, 2014 (see Note 7), after considering assumptions relating to risk factors and economic conditions.

In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Note 6.	Net Revenues and Accounts Receivable

Net Revenues

Net revenues by major payer classification were as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Medicare	$851,307	$704,195	$601,268
Medicaid and Local Government	94,181	122,526	131,348
Commercial Insurance and Other:
Paid at episodic rates	79,284	53,183	29,254
Other	127,688	359,632	409,479

Total net revenues	$1,152,460	$1,239,536	$1,171,349

Net revenues in Home Health and Hospice segments were derived from all major payer classes. CareCentrix net revenues were 100 percent attributable to the Commercial Insurance and Other payer source.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services, including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008 and 2007, Cigna accounted for approximately 81 percent and 82 percent, respectively, of CareCentrix total net revenues, which in turn represented approximately 15 percent and 20 percent, respectively, of the Company’s total net revenues.

Net revenues generated under capitated agreements with managed care payers were approximately 4 percent and 6 percent of total net revenues for fiscal 2008 and 2007, respectively. As a result of the CareCentrix Transaction, beginning in the fourth quarter of fiscal 2008, the Company’s net revenues associated with capitated agreements are immaterial.

No other commercial payer accounted for 10 percent or more of the Company’s total net revenues in any of the reported periods.

Medicare MO 175 Issue

During fiscal 2004, CMS determined that home care providers should have received lower reimbursements for certain services rendered to beneficiaries discharged from inpatient hospitals within 14 days immediately preceding admission to home healthcare (known as the “MO 175 issue”). As a result, the Company had recorded Medicare liabilities relating to the MO 175 issue aggregating $1.7 million through 2006. In late December 2006, Medicare began recouping amounts for these items. In December 2008, Medicare announced it was no longer pursuing reimbursement for this issue for fiscal years 2001 through 2004 and, as such, the Company reversed the remaining reserve relating to the MO 175 issue of approximately $1.3 million into income for the fiscal year ended December 28, 2008.

Other Settlements

During the fourth quarter of fiscal 2008, the Company recorded a pre-tax charge of approximately $1.8 million in connection with changes in estimated settlements relating to reimbursement for services performed in prior years under various Federal, state and local programs.

Accounts Receivable

Accounts receivable attributable to major payer sources of reimbursement are as follows:

	January 3, 2010		December 28, 2008
Medicare	$126,927	66%	$117,311	63%
Medicaid and Local Government	16,465	9	21,384	11
Commercial Insurance and Other	48,104	25	46,733	26

Gross Accounts Receivable	191,496	100%	185,428	100%

Less: Allowance for doubtful accounts	(9,304)		(8,227)

Net Accounts Receivable	$182,192		$177,201

Net accounts receivable associated with the Company’s discontinued operations were approximately $10.2 million and $8.8 million at January 3, 2010 and December 28, 2008, respectively. The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $3.8 million and $3.2 million as of January 3, 2010 and December 28, 2008, respectively.

Note 7.	Note Receivable from and Investment in Affiliate

The Company holds a $25 million convertible subordinated promissory note from CareCentrix. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the accompanying consolidated statements of income, amounted to $2.5 million and $0.6 million in fiscal 2009 and 2008, respectively.

The Company recognized approximately $1.1 million of equity in the net earnings of affiliate for fiscal year 2009 and $35 thousand of equity in the net loss of affiliate for the period September 25, 2008 to December 28, 2008.

Note 8.	Restructuring, Integration Costs and Other Special Charges

During fiscal years 2009, 2008 and 2007, the Company recorded charges of $2.4 million, $2.7 million and $2.4 million, respectively, in connection with restructuring and integration activities, as well as professional fees and other costs associated with its merger and acquisition activities. Charges included severance costs in connection with the termination of personnel and facility lease and other costs.

The costs incurred and cash expenditures associated with these activities during fiscal years 2009, 2008 and 2007 were as follows (in thousands):

	Compensation and Severance Costs	Facility Lease Costs	Other Special Charges	Total
Ending balance at December 31, 2006	$1,281	$—	$2	$1,283
Charge in 2007	1,218	247	870	2,335
Cash expenditures	(1,958)	(247)	(872)	(3,077)

Ending balance at December 30, 2007	541	—	—	541
Charge in 2008	882	83	1,738	2,703
Cash expenditures	(1,324)	(83)	(1,738)	(3,145)

Ending balance at December 28, 2008	99	—	—	99
Charge in 2009	1,371	568	453	2,392
Cash expenditures	(1,218)	(174)	(453)	(1,845)

Ending balance at January 3, 2010	$252	$394	$—	$646

During the fiscal year 2007, the Company recorded a positive adjustment of $0.8 million in selling, general and administrative expenses in connection with the extension of a sub-lease agreement.

The balance of unpaid charges relating to all restructuring and integration activities aggregated $0.7 million at January 3, 2010 and $0.3 million at December 28, 2008, which was included in other accrued expenses in the Company’s consolidated balance sheets.

Note 9.	Fixed Assets, Net

(in thousands)	Useful Lives	January 3, 2010	December 28, 2008
Land	Indefinite	$730	$730
Building	30 Years	2,938	2,938
Computer equipment and software	3-7 Years	103,022	92,659
Home medical equipment	4 Years	3,686	15,595
Furniture and fixtures	5 Years	32,211	30,645
Leasehold improvements	Lease Term	14,120	16,375
Machinery and equipment	5 Years	4,008	5,345

		160,715	164,287
Less accumulated depreciation		(94,802)	(100,472)

		$65,913	$63,815

Depreciation expense was approximately $11.9 million in fiscal 2009, $11.7 million in fiscal 2008 and $11.1 million in fiscal 2007.

Computer equipment and software at January 3, 2010 and December 28, 2008, included deferred software development costs of $37.0 million and $31.8 million, respectively, primarily related to the Company’s LifeSmart clinical management system. During fiscal 2009, the Company began depreciating its clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology became available for its intended use within a specific branch. Depreciation expense relating to this item approximated $0.2 million for fiscal 2009.

As of January 3, 2010 and December 28, 2008, the net book value of home medical equipment was approximately $1.9 million and $1.8 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business. Net book value of home medical equipment utilized in the Company’s HME and IV businesses approximated $3.7 million at January 3, 2010, which is reflected in non-current assets held for sale and $3.6 million at December 28, 2008, which is included fixed assets, net in the Company’s consolidated balance sheets.

During fiscal 2008, the Company recorded a write-down of approximately $0.5 million (see Note 8) relating to developed software for which it was determined there was minimal future value. In connection with the CareCentrix Transaction, the Company recorded a $1.2 million write-off of capitalized development costs for software that would not be utilized following the transaction.

Note 10.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans. In January 2010, the revolving credit facility was reduced to $80 million and the facility swing line loan feature was formally eliminated as further discussed in Note 18.

Although the credit agreement requires the Company to make quarterly installment payments on the term loan with the remaining balance due at maturity on March 31, 2013, the administrative agent under the credit agreement determined in early 2008 that the Company has made sufficient prepayments to extinguish all required quarterly installment payments due under the credit agreement on the term loan.

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

In connection with the disposition of a majority ownership interest in its CareCentrix business, the Company entered into the First Amendment to Credit Agreement dated as of August 20, 2008, which, among other things, provided for lenders’ consent to the disposition and required the Company to apply $58 million of the cash proceeds it received to pay down the Company’s term loan. The Company was able to retain approximately $26 million of the cash proceeds for reinvestment into its businesses during the six month period following the disposition. In March 2009, at the end of the six month period, remaining proceeds of $11 million that were not invested were used for additional term loan repayments. In connection with the disposition of assets and the transfer of certain branch offices that specialized primarily in pediatric home health services, the Company entered into the Second Amendment to Credit Agreement dated February 10, 2009, which provided for lenders’ consent to the disposition and required the Company to apply $3 million of the cash proceeds it received to pay down the Company’s term loan.

The Company had outstanding term loan borrowings of $237.0 million and $251.0 million as of January 3, 2010 and December 28, 2008, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million and $41.6 million, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. In connection with the Third Amendment to the Credit Agreement dated January 22, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of January 3, 2010, the Company was in compliance with all covenants in the credit agreement. As further discussed in Note 18, the limitation relating to acquisition payments was increased to an aggregate of $200 million on a prospective basis effective January 22, 2010.

Interest under the credit agreement accrues at Base Rate or Eurodollar Rate (plus an applicable margin based on the table presented below) for both the revolving credit facility and the term loan. Fees on outstanding letters of credit are based on the applicable margin. Overdue amounts bear interest at 2 percent per annum above the applicable rate. The applicable margin component of interest rates under the credit agreement is based on the Company’s consolidated leverage ratio as follows:

Revolving Credit Consolidated Leverage Ratio	Term Loan Consolidated Leverage Ratio	Margin for Base Rate Loans	Margin for Eurodollar Loans
≥ 3.5	≥ 3.5	1.25%	2.25%
< 3.5 & ≥ 3.0	< 3.5 & ≥ 3.0	1.00%	2.00%
< 3.0 & ≥ 2.5	< 3.0	0.75%	1.75%
< 2.5		0.50%	1.50%

As of July 1, 2007, the Company achieved a consolidated leverage ratio of less than 3.5 and, as a result, the margin on revolving credit and term loan borrowings was reduced by 25 basis points, effective August 1, 2007. As of December 30, 2007, the Company achieved a consolidated leverage ratio below 3.0 and as a result triggered an additional 25 basis point reduction in the margin on revolving credit and term loan borrowings, effective February 14, 2008. As of September 28, 2008, the Company’s consolidated leverage ratio fell below 2.5 and as a result lowered the Company’s revolving credit margin by an additional 25 basis points, effective November 11, 2008. As of January 3, 2010, the consolidated leverage ratio was 1.7.

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum (0.5 percent per annum prior to August 1, 2007) of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.0% in 2009, 4.1% in 2008 and 7.5% in 2007. The interest rate on term loan borrowings approximated 2.0% per annum at January 3, 2010 and 4.1% per annum at December 28, 2008.

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

Guarantee and Collateral Agreement

The Company has entered into a Guarantee and Collateral Agreement, among the Company and substantially all of its subsidiaries, in favor of the administrative agent under the credit agreement (the “Guarantee and Collateral Agreement”). The Guarantee and Collateral Agreement grants a collateral interest in all real property and personal property of the Company and its subsidiaries signatory to the Guarantee and Collateral Agreement, including stock of such subsidiaries. The Guarantee and Collateral Agreement also provides for a guarantee of the Company’s obligations under the credit agreement by substantially all subsidiaries of the Company.

Other

The Company has equipment capitalized under capital lease obligations. At January 3, 2010 and December 28, 2008, long-term capital lease obligations were $0.5 million and $1.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.7 million and $0.9 million at January 3, 2010 and December 28, 2008, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

The Company also had outstanding surety bonds of $3.2 million and $1.9 million at January 3, 2010 and December 28, 2008, respectively.

For fiscal 2009 and fiscal 2008, net interest expense was approximately $6.2 million and $17.1 million, respectively, consisting primarily of interest expense of $9.2 million and $19.4 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $3.0 million and $2.3 million, respectively, earned on investments and existing cash balances. The decrease in interest expense related primarily to (i) the Company’s achievement of lowering its consolidated leverage ratio, triggering reductions in the margins on revolving credit and term loan borrowings, (ii) lower Eurodollar rates between fiscal years 2008 and 2009, and (iii) lower outstanding borrowings under the Company’s term loan facility in the fiscal 2009 period.

Note 11.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During fiscal year 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of approximately $4.8 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock. As of January 3, 2010, the Company had remaining authorization to repurchase an aggregate of 355,568 shares of its outstanding common stock.

Note 12.	Legal Matters

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

Indemnifications

Healthfield

On February 28, 2006, the Company completed the acquisition of 100 percent of the equity interest of The Healthfield Group, Inc. (“Healthfield”) for total consideration of $466 million in cash and shares of Gentiva common stock. Upon the closing of the acquisition, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims for breaches of representations under the acquisition agreement and claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements from the escrow fund consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Disbursements made to the Company from the escrow fund covering interim claims the Company had made against the escrow fund are as follows (in thousands, except share amounts);

	Fair Value	Shares
December 29, 2006	$767	47,489
June 29, 2007	232	11,574
February 28, 2008	972	45,229
June 25, 2008	426	21,413
December 22, 2008	105	3,998
June 25, 2009	62	4,021
December 22, 2009	121	4,916

Total	$2,685	138,640

The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

HHCA and PHHC

Upon the closing of HHCA in February, 2008, an escrow fund, consisting of $8.3 million in cash, was created generally to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, breaches of representations, warranties or covenants under the purchase agreement, taxes for pre-closing periods and claims for legal proceedings arising from any condition, act or omission occurring on or before the closing date. In May, 2008, $1.5 million of cash was disbursed to the Company from the escrow fund covering certain claims the Company had made against the escrow fund, and $1.3 million of cash was released from the escrow fund to owners of the selling company. In August 2009, the balance of the escrow fund relating to the acquisition of HHCA was released to the owners of the selling company.

Upon the acquisition of PHHC effective June 1, 2008, the escrow fund was increased by an additional $1.2 million in cash to cover potential claims by the Company. PHHC and HHCA had common ownership interests prior to their acquisition by the Company. Substantially all of the escrow fund was released to the owners of the selling company on December 1, 2009.

CareCentrix Disposition

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

Pediatric and Other Asset Dispositions

The Company has agreed to guarantee the indemnification obligations of certain of the Company’s subsidiaries to the purchaser of assets associated with certain branch offices that specialized primarily in pediatric home health care services and adult home care services that were sold effective March 14, 2009. The indemnification obligations generally related to representations, warranties, covenants and agreements made by such subsidiaries in the related asset purchase agreement, as well as to such subsidiaries’ related pre-closing operations, liabilities, claims and proceedings. The representations and warranties made by the Company’s subsidiaries, with certain exceptions, generally survive for a period of two years from the closing date. The maximum aggregate liability of the Company for any breaches of such representations of liabilities is $6.0 million.

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

Note 13.	Commitments

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases associated with the Company’s continuing operations were $29.9 million in 2009, $29.7 million in 2008 and $26.1 million in 2007. Rent expense associated with the Company’s discontinued operations amounted to $1.9 million, $1.7 million and $1.4 million for fiscal years 2009, 2008 and 2007, respectively.

Future minimum rental commitments and sublease rentals for all non-cancelable leases, related to continuing operations, at January 3, 2010 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2010	$26,686	$1,601	$25,085
2011	21,457	704	20,753
2012	15,480	486	14,994
2013	7,748	254	7,494
2014	3,543	243	3,300
Thereafter	2,691	55	2,636

In connection with the Company’s discontinued operations, future rental commitments for property leases that were not transferred to the buyer in connection with the disposition of the Company’s HME and IV businesses amounted to $0.6 million at January 3, 2010.

Note 14.	Equity-Based Compensation Plans

In 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (the “2004 Plan”) as a replacement for the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 2004 Plan, 3.5 million shares of common stock plus any remaining shares authorized under the 1999 Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. The 2004 Plan permits the grant of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) stock units and (vi) cash. The exercise price of options granted under the 2004 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. On May 14, 2009, the shareholders of the Company authorized an additional 600,000 shares of the Company’s common stock for issuance under the 2004 Plan. The shareholders also authorized an amendment to the 2004 Plan to provide that stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term. As of January 3, 2010, the Company had 1,451,226 shares available for issuance under the 2004 Plan.

In 1999, the Company adopted the Stock & Deferred Compensation Plan for Non-Employee Directors, which was most recently amended and restated as of December 31, 2007. Under the plan, each non-employee director receives an annual deferred stock unit award valued at $55,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 114,844 shares were available for future grants as of January 3, 2010. During fiscal 2009, 2008 and 2007, the Company issued stock units or shares in the amounts of 16,628, 21,825 and 23,229, respectively, under the plan. As of January 3, 2010, 94,250 stock units were outstanding under the plan.

In 1999, the Company adopted an employee stock purchase plan (“ESPP”), as amended on February 24, 2005, subject to shareholder approval which was obtained on May 6, 2005, to provide an aggregate of 2,400,000 shares of common stock available for issuance under the ESPP. All employees of the Company, who were employed for 60 days or more prior to the beginning of an offering period and who customarily worked at least twenty hours per week, were eligible to purchase stock under this plan. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. The purchase price of the shares under the ESPP was the lesser of 85 percent of the fair market value of the Company’s common stock on the first business day or the last business day of the six month offering period. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. Effective January 2008, the offering period under the ESPP was changed from six months to three months and the purchase price of shares under the ESPP is now 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. In addition, all employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. As of January 3 2010, 63,854 shares of common stock were available for future issuance under the ESPP. During fiscal 2009, 2008 and 2007, the Company issued 351,465 shares, 326,760 shares and 131,745 shares, respectively, under the ESPP.

Effective January 2, 2006, the Company adopted the fair value method of accounting for equity-based compensation arrangements in accordance with authoritative guidance that stated the estimated fair value of share based awards granted under the Company’s equity-based compensation plans is recognized as compensation expense over the vesting period of the award.

Stock option grants in fiscal years 2006 through 2009 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. Stock option grants in fiscal 2005 fully vest over a four year period based on a vesting schedule that provides for one-third vesting after each of years one, three and four.

The Company recorded equity-based compensation expense of $5.2 million for fiscal 2009, $5.8 million for fiscal 2008 and $6.8 million for fiscal 2007, which is reflected as selling, general and administrative expense in the consolidated statements of income, as calculated on a straight-line basis over the vesting periods of the related options. The weighted-average fair values of the Company’s stock options granted during fiscal 2009, 2008 and 2007, calculated using the Black-Scholes option-pricing model and other assumptions, were as follows:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Weighted average fair value of options granted	$8.90	$6.27	$7.07
Risk-free interest rate	1.60%	3.64%	4.69%
Expected volatility	32%	30%	30%
Contractual life	10 years	10 years	10 years
Expected life	4.5 - 6.5 years	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%	0%

Forfeitures are reflected in the calculation using an estimate based on experience. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. The expected life of the Company’s stock options are based on the Company’s historical experience of the exercise patterns associated with its stock options.

Compensation expense is calculated for the fair value of the employee’s purchase rights under the Company’s ESPP, using the Black-Scholes option pricing model. Assumptions for fiscal years 2009, 2008, and 2007 were as follows:

	Fiscal Year Ended
	January 3, 2010				December 28, 2008				December 30, 2007
	1st Offering Period	2nd Offering Period	3rd Offering Period	4th Offering Period	1st Offering Period	2nd Offering Period	3rd Offering Period	4th Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	0.20%	0.20%	0.12%	0.12%	1.22%	1.94%	1.45%	0.05%	5.09%	5.01%
Expected volatility	116%	61%	54%	31%	31%	35%	40%	81%	30%	23%
Expected life	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years	0.25 years	0.5 years	0.5 years
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

A summary of Gentiva stock option activity as of January 3, 2010 and changes during the fiscal year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 28, 2008	3,349,252	$15.80
Granted	948,700	26.55
Exercised	(599,762)	11.56
Cancelled	(428,650)	19.65

Balance as of January 3, 2010	3,269,540	$19.19	6.8	$25,582,670

Exercisable Options	1,368,127	$14.68	4.9	$16,869,627

During fiscal 2009, the Company granted 948,700 stock options, of which 62,500 were performance based options, to officers and employees under its 2004 Equity Incentive Plan at an average exercise price of $26.55 and a weighted-average, grant-date fair value of $8.90. The total intrinsic value of options exercised during fiscal year 2009 and fiscal year 2008 was $6.9 million and $7.7 million, respectively.

As of January 3, 2010, the Company had $5.5 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of options that vested during fiscal 2009 and fiscal 2008 was $4.3 million and $3.5 million, respectively.

For the period beginning January 4, 2010 through March 12, 2010, the Company issued 204,800 options at a weighted average exercise price of $25.61 per share, granted 39,500 performance share units at target and granted 51,800 shares of restricted stock to officers and employees under the 2004 Plan. The performance share unit targets are measured annually over a three year period with the shares being awarded at the end of the three year vesting period. The restricted stock awards carry a three year cliff vesting period.

Note 15.	Income Taxes

Comparative analyses of the provision for income taxes follows (in thousands):

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Current:
Federal	$30,405	$10,990	$137
State and local	5,656	3,394	1,531

	36,061	14,383	1,668

Deferred:
Federal	2,270	12,212	18,232
State and local	833	1,700	2,102

	3,103	13,912	20,334

Income tax expense	$39,164	$28,295	$22,002

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for fiscal 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.9	2.2	5.3
Sale of CareCentrix	—	(21.8)	—
Decrease in capital loss valuation allowance	(2.6)	—	—
Decrease in State valuation allowance	(0.8)	—	(0.8)
Impact of equity-based compensation	—	0.1	2.3
Resolution of prior period tax matters	—	—	(0.8)
Other	(0.2)	0.2	0.1

Effective tax rate	36.3%	15.7%	41.1%

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	January 3, 2010	December 28, 2008
Deferred tax assets
Current:
Reserves and allowances	$12,005	$7,543
Other	5,200	4,390

Total current deferred tax assets	17,205	11,933
Noncurrent:
Intangible assets	28,142	35,781
State net operating loss carryforwards	5,824	7,140
Less: state NOL valuation allowance	(2,983)	(3,808)
Capital loss carryforward	6,035	8,861
Less: capital loss valuation allowance	(5,702)	(8,528)
Other	4,621	3,615

Total noncurrent deferred tax assets	35,937	43,061

Total assets	53,142	54,994

Deferred tax liabilities:
Noncurrent:
Fixed assets	(4,527)	(3,575)
Intangible assets	(85,579)	(87,660)
Developed software	(16,250)	(13,295)
Acquisition reserves	(1,545)	(1,545)
Other	(1,295)	(1,248)

Total non-current deferred tax liabilities	(109,196)	(107,323)

Net deferred tax liabilities	$(56,054)	$(52,329)

At January 3, 2010, current net deferred tax assets were $17.2 million and non-current net deferred tax liabilities were $73.3 million.

At January 3, 2010, the Company had a capital loss carryover of $15.1 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $6.0 million. A valuation allowance of $5.7 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization. In addition, the Company had state net operating loss carryforwards of approximately $116.5 million, which expire between 2010 and 2029. Deferred tax assets relating to state net operating loss carryforwards approximate $5.8 million. A valuation allowance of $3.0 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. Authoritative guidance requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. At January 3, 2010, the Company had $2.2 million of unrecognized tax benefits, $2.1 million of which would affect the Company’s effective tax rate if recognized. This balance includes $0.4 million of unrecognized tax benefits in which the statute of limitations will expire in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2007	$5,439
Additions for tax positions of the current year	325
Additions for tax positions of prior year	28
Reductions for tax positions of prior years for:
Changes in judgment	—
Settlements during the period	(308)
Lapses of applicable statute of limitations	(822)

Balance, December 31, 2007	4,662
Additions for tax positions of the current year	114
Additions for tax positions of prior year	—
Reductions for tax positions of prior years for:
Changes in judgment	(412)
Settlements during the period	(63)
Lapses of applicable statute of limitations	(183)

Balance at December 28, 2008	4,118
Additions for tax positions of the current year	783
Reductions for tax positions of prior years for:
Changes in judgment	—
Settlements during the period	(2,541)
Lapses of applicable statute of limitations	(195)

Balance at January 3, 2010	$2,165

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. As of January 3, 2010 and December 28, 2008, the Company had approximately $0.3 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions.

As of January 3, 2010, the Company is subject to federal income tax examinations for the tax years 2007 through 2009. The Company is currently under a federal income examination for the tax years 2007 and 2008. In the major state jurisdictions under which the Company is subject to income tax, tax years 2006 through 2009 remain subject to examination, with the exception of Arizona and Texas, for which tax years 2005 through 2009 remain subject to examination. The Company is currently under a Michigan single business tax audit for tax years 2004 through 2007. Tax years 2008 and 2009 remain subject to Michigan examination.

Note 16.	Benefit Plans for Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of January 3, 2010 and December 28, 2008, totaling approximately $20.0 million and $14.6 million, respectively, were included in other assets and other liabilities on the accompanying consolidated balance sheets.

Company contributions under the defined contribution plans were approximately $6.7 million in 2009, $6.4 million in 2008 and $4.0 million in 2007, of which approximately $0.2 million for fiscal years 2009 and 2008 and $0.1 million for fiscal 2007 related to the Company’s discontinued operations.

Note 17.	Business Segment Information

The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment, and (iii) for periods prior to September 25, 2008, its CareCentrix business segment. The Company adopted changes to its presentation of segment information in the fourth quarter of 2009. Prior thereto, the Company’s smaller operating segments, including Hospice, HME and IV and consulting had been classified in the aggregate as “All Other” for segment reporting purposes. The segment reporting changes involve (i) the classification of HME and IV operating segment results as discontinued operations, (ii) the reclassification of results of the Company’s consulting business from All Other to the Home Health segment and (iii) the classification of certain administrative support functions that had previously been allocated among the Company’s operating segments to corporate administrative expenses. As a result of these changes, Hospice is now reflected as its own reportable segment and the “All Other” classification has been eliminated. Prior period information has been revised to conform to the new presentation.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, its Rehab Without Walls® unit and its consulting business.

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

Through its Rehab Without Walls ® unit, the Company also provides home and community-based neurorehabilitation therapies for patients with traumatic brain injury, cerebrovascular accident injury and acquired brain injury, as well as a number of other complex rehabilitation cases. In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting.

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

Corporate Administrative Expenses

Corporate administrative expenses consist of costs relating to executive management and corporate and administrative support functions that are not directly attributable to a specific segment, including equity-based compensation expense. Corporate and administrative support functions represent primarily information services, accounting and finance, tax compliance, risk management, procurement, marketing, clinical administration, training, legal and human resource benefits and administration.

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate administrative expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including special items and restructuring and integration costs) directly attributable to the specific segment. Intersegment revenues primarily represent Home Health segment revenues generated from services provided to the CareCentrix segment for fiscal years 2008 and 2007. Segment assets represent net accounts receivable, identifiable intangible assets, goodwill, and certain other assets associated with segment activities. Intersegment assets represent accounts receivable associated with services provided by the Home Health segment to the CareCentrix segment for fiscal years 2008 and 2007. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

Net revenues by major payer source are as follows (in thousands):

	Fiscal Year
(Dollars in millions)	2009	2008	2007
Medicare:
Home Health	$782.5	$648.0	$549.2
Other	68.8	56.2	52.0

Total Medicare	851.3	704.2	601.2
Medicaid and Local Government	94.2	122.5	131.4
Commercial Insurance and Other:
Paid at episodic rates	79.3	53.2	29.3
Other	127.7	359.6	409.4

Total Commercial Insurance and Other	207.0	412.8	438.7

Total net revenues	$1,152.5	$1,239.5	$1,171.3

Revenues from Cigna amounting to $189.5 million and $239.2 million for the fiscal years 2008 and 2007, respectively, were included in the CareCentrix segment.

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		CareCentrix		Total
Fiscal year ended January 3, 2010
Net revenue—segments	$1,078,126		$74,334		$—		$1,152,460

Operating contribution	$195,018	(1)	$11,118		$—		$206,136

Corporate administrative expenses							(81,185	)(1)
Depreciation and amortization							(16,887)
Gain on sale of assets and business, net							5,998
Interest expense, net							(6,174)

Income from continuing operations before income taxes							$107,888

Segment assets	$672,004		$51,368		$—		$723,372

Corporate assets							344,563

Total assets							$1,067,935

Fiscal year ended December 28, 2008
Net revenue—segments	$946,645		$61,857		$232,717	(2)	$1,241,219

Intersegment revenues							(1,683)

Total net revenue							$1,239,536

Operating contribution	$166,775	(1)	$3,845		$18,074	(2)	$188,694

Corporate administrative expenses							(83,449	)(1)
Depreciation and amortization							(16,315)
Gain on sale of assets and business, net							107,933
Interest expense, net							(17,087)

Income from continuing operations before income taxes							$179,776

Segment assets	$662,902		$52,974		$—		$715,876

Corporate assets							257,621

Total assets							$973,497

Fiscal year ended December 30, 2007
Net revenue—segments	$826,327		$57,836		$290,786		$1,174,949

Intersegment revenues							(3,600)

Total net revenue							$1,171,349

Operating contribution	$135,415	(1)	$7,226	(1)	$29,070		$171,711

Corporate administrative expenses							(79,278	)(1)
Depreciation and amortization							(14,764)
Interest expense, net							(24,081)

Income from continuing operations before income taxes							$53,588

Segment assets	$572,985		$47,154		$52,925		$673,064

Intersegment assets							(253)
Corporate assets							209,422

Total assets							$882,233

(1)	For fiscal years 2009, 2008 and 2007 operating contribution and corporate administrative expenses were impacted by the following costs incurred in connection with restructuring and integration and merger and acquisition activities (dollars in millions):

	Fiscal Year
	2009	2008	2007
Home Health	$1.4	$0.4	$0.6
Hospice	—	—	0.1
Corporate administrative expenses	1.0	2.3	1.7

Total	$2.4	$2.7	$2.4

For fiscal year 2007, corporate administrative expenses included a net charge of $0.3 million relating to an adjustment of remaining lease obligations associated with a 2002 restructuring plan and various other adjustments. See Note 8.

(2)	For fiscal year 2008, CareCentrix results reflect activity through September 24, 2008. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business. See Note 4.

Note 18.	Subsequent Events

Divestiture

On February 1, 2010, the Company consummated the sale of its business providing respiratory therapy and home medical equipment, and infusion therapy to a subsidiary of Lincare Holdings, Inc, in an all cash transaction. Included in the transaction are approximately 40 locations in seven states providing respiratory/HME and/or infusion therapy.

Amendment to Credit Agreement

On January 22, 2010, the Company entered into the Third Amendment to the Credit Agreement (“the Amendment”) which, among other things, provided for lenders’ consent to the sale of its HME and IV businesses. In addition, the Amendment formally removed Lehman Commercial Paper, Inc. as a participating lender under the Credit Agreement and, as a result, the revolving credit facility under the Credit Agreement was reduced from $96.5 million to $80.0 million and the facility’s swing line loan feature was eliminated.

Finally, the Amendment changed a covenant of the Credit Agreement to increase the aggregate amount the Company may use for acquisitions on a prospective basis. The original Credit Agreement included a provision which allowed the Company to spend up to $200 million for acquisitions during term of the Credit Agreement; as of the date of the Amendment, the Company had used approximately $87 million for such purpose. The Amendment changed the provision to allow the Company to spend up to $200 million for acquisitions from January 22, 2010 to March 31, 2013, the end of the term of the Credit Agreement. Such amount may be further increased under certain circumstances as defined in the Credit Agreement.

Acquisition

In March 2010, the Company completed its acquisition of assets and business of Heart to Heart Hospice, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. The acquisition expands the Company’s coverage area to 44 counties covering north, central and southern Mississippi. The acquisition is not expected to have a material impact on the Company’s consolidated financial statements in 2010.

Note 19.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended January 3, 2010
Net revenues	$276,364	$284,838	$281,234		$310,024
Gross profit	142,483	150,694	144,902		160,851
Income from continuing operations (2)	18,168	17,368	15,247		19,013
Discontinued operations, net of tax	(146)	(273)	158		(10,353)
Net income (1) (2)	18,022	17,095	15,405		8,660
Earnings Per Share:
Basic:
Income from continuing operations	$0.63	$0.60	$0.52		$0.65
Discontinued operations, net of tax	(0.01)	(0.01)	0.01		(0.36)
Net income	0.62	0.59	0.53		0.29
Diluted:
Income from continuing operations	$0.61	$0.59	$0.51		$0.63
Discontinued operations, net of tax	(0.01)	(0.01)	0.01		(0.34)
Net income	0.60	0.58	0.52		0.29
Weighted average shares outstanding:
Basic	28,944	28,959	29,154		29,353
Diluted	29,829	29,396	29,800		30,225

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended December 28, 2008
Net revenues	$309,262	$331,126	$331,886		$267,262
Gross profit	130,943	145,285	144,505		136,779
Income from continuing operations (2)	7,563	11,574	120,424	(3)	11,885 (4)
Discontinued operations, net of tax	160	450	468		926
Net income (2)	7,723	12,024	120,892	(3)	12,811 (4)
Earnings Per Share:
Basic:
Income from continuing operations	$0.26	$0.41	$4.19		$0.41
Discontinued operations, net of tax	0.01	0.01	0.02		0.03
Net income	$0.27	$0.42	$4.21		$0.44
Diluted:
Income from continuing operations	$0.26	$0.40	$4.05		$0.40
Discontinued operations, net of tax	0.01	0.01	0.02		0.03
Net income	$0.27	$0.41	$4.07		$0.43
Weighted average shares outstanding:
Basic	28,282	28,497	28,687		28,845
Diluted	29,043	29,240	29,718		29,861

(1)	Selling, general and administrative expenses for fiscal 2009 include special charges of $2.4 million. In addition, net income includes $6.0 million from a pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York associated with home health services provided under New York Medicaid programs. See Notes 4, 8 and 15 to the Company’s consolidated financial statements.

(2)	Income from continuing operations for each of the fiscal 2009 and fiscal 2008 quarters includes a charge relating to restructuring and integration costs as follows (in thousands): (See Note 8.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 3, 2010	$895	$609	$880	$9
Fiscal year ended December 28, 2008	$261	$433	$1,407	$601

(3)	Income from continuing operations and net income for the third quarter of fiscal 2008 included a pre-tax gain of approximately $107.9 million, net of transaction-related costs of approximately $6.5 million, in connection with the CareCentrix Transaction. Since the Company’s tax basis in CareCentrix exceeded total consideration relating to the CareCentrix Transaction, no tax expense was recorded and a capital loss carryforward was created in connection with the CareCentrix Transaction. See Notes 4 and 15.

(4)	Income from continuing operations for the fourth quarter of fiscal 2008 included a positive adjustment of approximately $1.3 million associated with the MO 175 issue, offset by a change in estimates relating to various state and local programs of approximately $1.8 million.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED JANUARY 3, 2010

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Balance at end of period
Allowance for Doubtful Accounts:
For the year ended January 3, 2010	$8,227	$9,958	$(8,881)		$9,304
For the year ended December 28, 2008	9,437	11,010	(12,220	)(1)	8,227
For the year ended December 30, 2007	9,805	9,939	(10,307)		9,437

Valuation allowance on deferred tax assets:
For the year ended January 3, 2010	$12,336	$—	$(3,650)		$8,686
For the year ended December 28, 2008	4,076	8,528	(268)		12,336
For the year ended December 30, 2007	4,191	529	(644)		4,076

(1)	Includes a $2.6 million reduction in allowance for doubtful accounts associated with the CareCentrix Transaction.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2010. The effectiveness of our internal control over financial reporting as of January 3, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 96.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries (the “Company”) at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 16, 2010

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

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2010 Proxy Statement.

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

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2010 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2010 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2010 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Executive Officers Bonus Plan, as amended (6)*

10.2	1999 Stock Incentive Plan (7)*

10.3	Amended and Restated 2004 Equity Incentive Plan (8)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.5	Employee Stock Purchase Plan, as amended (10)*

10.6	2005 Nonqualified Retirement Plan (9)*

10.7	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.8	Second Amendment to 2005 Nonqualified Retirement Plan (12) *

10.9	Third Amendment to 2005 Nonqualified Retirement Plan (13)*

10.10	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*
10.11	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

Exhibit Number	Description

10.12	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (14)*

10.13	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (10)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige, Mr. Camperlengo and Dr. Weaver provide for payments of 12 months of severance)

10.14	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (15)*

10.15	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone (16)*

10.16	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (15)*

10.17	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone (16)*

10.18	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (17)*

10.19	Severance Agreement dated February 28, 2008 with Tony Strange (17)*

10.20	Letter dated January 5, 2009 to Tony Strange as to compensation (12)*

10.21	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (18)*

10.22	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan (19)*

10.23	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (20)*

10.24	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (21)

10.25	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (22)

10.26	First Amendment dated as of August 20, 2008 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (23)

10.27	Second Amendment dated as of February 10, 2009 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper, Inc. (13)

10.28	Third Amendment dated as of January 22, 2010 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. +

10.29	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (22)

10.30	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (22)

Exhibit Number	Description
10.31	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (22)

10.32	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (23)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 30, 2007.
(11)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(14)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(16)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(17)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 30, 2008.
(18)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(20)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(21)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 16, 2010	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer and President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer and President
and Director (Principal Executive Officer)

Date: March 16, 2010	By:	/S/ JOHN R. POTAPCHUK
John R. Potapchuk
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

Date: March 16, 2010	By:	/S/ ROBERT S. FORMAN, JR
Robert S. Forman, Jr.
Director

Date: March 16, 2010	By:	/S/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 16, 2010	By:	/S/ PHILIP R. LOCHNER, JR
Philip R. Lochner, Jr.
Director

Date: March 16, 2010	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Director

Date: March 16, 2010	By:	/S/ STUART OLSTEN
Stuart Olsten
Director

Date: March 16, 2010	By:	/S/ SHELDON M. RETCHIN
Sheldon M. Retchin
Director

Date: March 16, 2010	By:	/S/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 16, 2010	By:	/S/ RODNEY D. WINDLEY
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (3)

4.4	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York, a New York banking corporation, as Trustee (5)

10.1	Executive Officers Bonus Plan, as amended (6)*

10.2	1999 Stock Incentive Plan (7)*

10.3	Amended and Restated 2004 Equity Incentive Plan (8)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.5	Employee Stock Purchase Plan, as amended (10)*

10.6	2005 Nonqualified Retirement Plan (9)*

10.7	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.8	Second Amendment to 2005 Nonqualified Retirement Plan (12)*

10.9	Third Amendment to 2005 Nonqualified Retirement Plan (13)*

10.10	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.11	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

10.12	Form of Change in Control Agreement with each of Tony Strange, John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (14)*

10.13	Form of Severance Agreement with each of John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (10)* (the Severance Agreements are identical in substance for each of the named officers, except that the Severance Agreement for Mr. Potapchuk provides for payments of 18 months of severance and the Severance Agreements for Mr. Paige, Mr. Camperlengo and Dr. Weaver provide for payments of 12 months of severance)

10.14	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (15)*

10.15	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone (16)*

10.16	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (15)*

10.17	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone (16)*

10.18	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (17)*

Exhibit Number	Description
10.19	Severance Agreement dated February 28, 2008 with Tony Strange (17)*

10.20	Letter dated January 5, 2009 to Tony Strange as to compensation (12)*

10.21	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (18)*

10.22	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan (19)*

10.23	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2007 (20)*

10.24	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (21)

10.25	Credit Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., as borrower, Lehman Brothers Inc., as sole lead arranger and sole bookrunner, and Lehman Commercial Paper Inc., as administrative agent (22)

10.26	First Amendment dated as of August 20, 2008 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (23)

10.27	Second Amendment dated as of February 10, 2009 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper, Inc. (13)

10.28	Third Amendment dated as of January 22, 2010 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. +

10.29	Guarantee and Collateral Agreement, dated as of February 28, 2006, among Gentiva Health Services, Inc. and certain of its Subsidiaries, in favor of Lehman Commercial Paper Inc., as administrative agent. (22)

10.30	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (22)

10.31	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (22)

10.32	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (23)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 6, 2005.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 30, 2007.
(11)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(14)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(16)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(17)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 30, 2008.
(18)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(20)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 1, 2007.
(21)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
*	Management contract or compensatory plan or arrangement
+	Filed herewith