Form 10-Q
period 2010-04-04
GENTIVA HEALTH SERVICES INC
filed 2010-05-13
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2010, was 29,761,670.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	April 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$168,911	$152,410
Receivables, less allowance for doubtful accounts of $10,235 and $9,304 at April 4, 2010 and January 3, 2010, respectively	184,937	182,192
Deferred tax assets	20,902	17,205
Prepaid expenses and other current assets	19,246	13,904
Current assets held for sale	—	2,549

Total current assets	393,996	368,260
Note receivable from affiliate	25,000	25,000
Investment in affiliate	24,660	24,336
Fixed assets, net	65,769	65,913
Intangible assets, net	250,759	251,793
Goodwill	301,735	299,534
Non-current assets held for sale	—	8,689
Other assets	27,461	24,410

Total assets	$1,089,380	$1,067,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,877	$8,982
Payroll and related taxes	20,612	23,463
Deferred revenue	41,932	36,359
Medicare liabilities	16,801	7,525
Obligations under insurance programs	44,663	41,636
Other accrued expenses	40,841	47,045
Current portion of long-term debt	—	5,000

Total current liabilities	174,726	170,010
Long-term debt	232,000	232,000
Deferred tax liabilities, net	73,325	73,259
Other liabilities	24,259	21,503
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 30,249,407 and 29,936,893 shares at April 4, 2010 and January 3, 2010, respectively	3,025	2,994
Additional paid-in capital	360,600	355,429
Retained earnings	229,564	220,239
Treasury stock, 488,218 and 466,468 shares at April 4, 2010 and January 3, 2010, respectively	(8,119)	(7,499)

Total shareholders’ equity	585,070	571,163

Total liabilities and shareholders’ equity	$1,089,380	$1,067,935

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	April 4, 2010	March 29, 2009
Net revenues	$297,131	$276,364
Cost of services sold	140,590	133,881

Gross profit	156,541	142,483
Selling, general and administrative expenses	(139,236)	(119,504)
Gain on sale of assets, net	103	5,832
Interest income	664	801
Interest expense and other	(1,748)	(3,192)

Income from continuing operations before income taxes and equity in net earnings of affiliate	16,324	26,420
Income tax expense	(6,342)	(8,530)
Equity in net earnings of affiliate	324	278

Income from continuing operations	10,306	18,168
Discontinued operations, net of tax	(981)	(146)

Net income	$9,325	$18,022

Basic earnings per common share:
Income from continuing operations	$0.35	$0.63
Discontinued operations, net of tax	(0.03)	(0.01)

Net income	$0.32	$0.62

Weighted average shares outstanding	29,662	28,944

Diluted earnings per common share:
Income from continuing operations	$0.34	$0.61
Discontinued operations, net of tax	(0.03)	(0.01)

Net income	$0.31	$0.60

Weighted average shares outstanding	30,266	29,829

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	For the Three Months Ended
	April 4, 2010	March 29, 2009
OPERATING ACTIVITIES:
Net income	$9,325	$18,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,378	5,487
Amortization of debt issuance costs	320	399
Provision for doubtful accounts	3,019	1,410
Equity-based compensation expense	1,550	1,805
Windfall tax benefits associated with equity-based compensation	(485)	(547)
Realized loss on auction rate securities	—	450
Gain on sale of assets and businesses, net	(169)	(5,832)
Equity in net earnings of affiliate	(324)	(278)
Deferred income tax (benefit) expense	(3,630)	427
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(5,764)	(5,800)
Prepaid expenses and other current assets	(2,752)	(2,565)
Accounts payable	895	(1,594)
Payroll and related taxes	(2,848)	8,869
Deferred revenue	5,573	5,431
Medicare liabilities	9,276	474
Obligations under insurance programs	3,027	(526)
Other accrued expenses	(5,630)	(678)
Other, net	(70)	42

Net cash provided by operating activities	15,691	24,996

INVESTING ACTIVITIES:
Purchase of fixed assets	(3,164)	(5,671)
Proceeds from sale of assets and businesses	8,796	5,619
Acquisition of businesses	(2,500)	—

Net cash provided by (used in) investing activities	3,132	(52)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,988	3,899
Windfall tax benefits associated with equity-based compensation	485	547
Repayment of long-term debt	(5,000)	(14,000)
Repurchase of common stock	(620)	(4,813)
Repayment of capital lease obligations	(175)	(219)

Net cash used in financing activities	(2,322)	(14,586)

Net change in cash and cash equivalents	16,501	10,358
Cash and cash equivalents at beginning of period	152,410	69,201

Cash and cash equivalents at end of period	$168,911	$79,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,732	$3,117
Income taxes paid	$5,287	$1,489

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Background and Basis of Presentation

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health services throughout most of the United States and hospice services in the southeast United States. The Company’s operations involve servicing its patients and customers through (i) its Home Health segment and (ii) its Hospice segment.

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

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statements of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 10-06 did not have a material impact on the Company’s consolidated financial statements.

3.	Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents, including money market funds invested in U.S Treasury securities, short-term treasury bills and commercial paper. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

The Company had operating funds of approximately $5.2 million and $5.5 million at April 4, 2010 and January 3, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

At April 4, 2010 and January 3, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets.

        At April 4, 2010 and January 3, 2010, the Company had assets of $22.7 million and $20.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

The Company’s investments in debt securities with an original maturity greater than three months, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading. As of April 4, 2010 and January 3, 2010, the Company held no investments with an original maturity greater than three months.

Inventory

Inventories are stated at the lower of cost or market utilizing the specific identification method. At January 3, 2010, the Company’s inventory was approximately $2.4 million and related primarily to products utilized in the Company’s HME and IV businesses, which were classified in current assets held for sale. The Company carried no inventory at April 4, 2010.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of April 4, 2010 and January 3, 2010, fixed assets, net were $65.8 million and $65.9 million, respectively, and included deferred software development costs of $35.5 million and $37.0 million, respectively, primarily related to the Company’s LifeSmart clinical management system. The Company depreciates its clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology becomes available for its intended use within a specific branch. Depreciation expense relating to this item approximated $0.2 million for the first quarter of fiscal 2010.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $2.9 million at April 4, 2010 and $2.7 million at January 3, 2010, recorded in other assets.

Home Medical Equipment

As of April 4, 2010 and January 3, 2010, the net book value of home medical equipment was approximately $1.8 million and $1.9 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business, which are included in fixed assets, net in the Company’s consolidated balance sheet. Net book value of home medical equipment utilized in the Company’s HME and IV businesses approximated $3.7 million at January 3, 2010, which is reflected in non-current assets held for sale in the Company’s consolidated balance sheet.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability expenses were $7.2 million for the first quarter of 2010 as compared to $3.9 million for the corresponding period of 2009.

Employee health and welfare expenses were $12.1 million for the first quarter of 2010 as compared to $13.3 million for the corresponding period of 2009.

4.	Dispositions and Acquisitions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first quarter of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income. Transaction costs of $0.7 million consisted primarily of professional fees and expenses.

The major classes of assets of the HME and IV businesses that were sold on February 1, 2010 and assets classified as held for sale on the Company’s January 3, 2010 consolidated balance sheet were as follows:

	As of Date of Sale	January 3, 2010
Current assets:
Inventory	$2,367	$2,367
Prepaid expenses and other current assets	32	182

Total current assets	2,399	2,549
Non-current assets:
Fixed assets, net	5,401	5,145
Intangible assets, net	781	781
Goodwill	2,732	2,732
Other assets	25	31

Total non-current assets	8,939	8,689

Total	$11,338	$11,238

The Company retained accounts receivable, net associated with these businesses of approximately $5.2 million at April 4, 2010 and $10.2 million at January 3, 2010. There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Accounts receivable and liabilities associated with the HME and IV businesses approximated $11 million and $3 million, respectively as of the date of sale.

HME and IV net revenues and operating results for the periods presented were as follows (dollars in thousands):

	First Quarter
	2010	2009
Net revenues	$3,956	$12,553

Loss before income taxes	$(3,327)	$(226)
Gain on sale of business	66	—
Income tax benefit	2,280	80

Discontinued operations, net of tax	$(981)	$(146)

Depreciation and amortization expense relating to discontinued operations amounted to $1.4 million for the first quarter of 2009. The Company recorded no depreciation and amortization expense relating to the first quarter of 2010 as the assets were treated as held-for-sale at January 3, 2010, in accordance with applicable guidance.

Upon the designation of these businesses as held for sale in the fourth quarter of 2009, the assets of the businesses were recorded at the lower of their carrying value or their estimated fair value less costs to sell. The Company performed a goodwill impairment test which indicated an impairment of the goodwill associated with these businesses and recorded a write-down of goodwill of approximately $9.6 million in discontinued operations for the fourth quarter of 2009.

Other Asset Disposition

During the first quarter of fiscal 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets, net in the Company’s consolidated statement of income for the three months ended April 4, 2010.

Pediatric and Adult Hourly Services Disposition

During the first quarter of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.8 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income for the three months ended March 29, 2009.

Acquisition

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing and was funded from the Company’s existing cash reserves. The acquisition expands the Company’s coverage area to 44 counties in north, central and southern Mississippi. The purchase price was allocated to goodwill ($2.2 million), identifiable intangible assets ($0.2 million) and other assets ($0.1 million). The financial results of the acquired operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on discounted cash flows, and management’s valuation of the intangible assets acquired.

5.	Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for notes receivable from affiliate and long-term debt. The fair values for notes receivable from affiliate and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

Fair value is defined under authoritative guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	April 4, 2010				January 3, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$79,929	$—	$—	$79,929	$79,919	$—	$—	$79,919
Rabbi Trust	22,740	—	—	22,740	19,980	—	—	19,980

Total assets	$102,669	$—	$—	$102,669	$99,899	$—	$—	$99,899

Liabilities:
Payables to plan participants	$22,740	$—	$—	$22,740	$19,980	$—	$—	$19,980

Assets of the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in a Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets.

At the beginning of fiscal 2009, the Company held auction rate securities with par value of $13 million classified as long-term investments with an estimated fair value of 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. During the first quarter of fiscal 2009, the Company sold $3.0 million of auction rate securities at 85 percent of par and recorded a realized loss of approximately $0.4 million which was reflected in interest expense and other in the Company’s consolidated statement of income for the first quarter of fiscal 2009. During the remaining periods of fiscal 2009, the Company sold (i) $5.0 million of auction rate securities at 89 percent of par, and (ii) $5.0 million of auction rate securities at par. In connection with these additional transactions, the Company reversed the remaining valuation allowance of $1.3 million ($0.8 million, net of tax, as reflected in accumulated other comprehensive loss) and recorded a realized loss of approximately $0.6 million. For the first quarter of 2009, changes in fair value of the Company’s Level 3 financial assets were as follows (in thousands):

Total
Balance at December 28, 2008	$11,050
Reversal of valuation allowance	450
Cash proceeds from sale of financial assets	(2,550)
Realized loss on sale	(450)

Balance at March 29, 2009	$8,500

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	April 4, 2010		January 3, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from affiliate	$25,000	$26,000	$25,000	$26,000
Liabilities:
Long-term debt	$232,000	$216,900	$232,000	$216,900

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

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

	First Quarter
(Dollars in millions)	2010	2009	Percentage Variance
Medicare:
Home Health	$207.7	$186.1	11.6%
Hospice	18.2	16.3	11.6%

Total Medicare	225.9	202.4	11.6%
Medicaid and Local Government	19.3	26.5	(27.2%)
Commercial Insurance and Other:
Paid at episodic rates	20.9	16.1	29.4%
Other	31.0	31.4	(0.9%)

Total Commercial Insurance and Other	51.9	47.5	9.4%

Total net revenues	$297.1	$276.4	7.5%

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	April 4, 2010	January 3, 2010
Medicare	$130,842	$126,927
Medicaid and Local Government	16,122	16,465
Commercial Insurance and Other	48,208	48,104

Gross Accounts Receivable	195,172	191,496
Less: Allowance for doubtful accounts	(10,235)	(9,304)

Net Accounts Receivable	$184,937	$182,192

Net accounts receivable associated with the Company discontinued operations were approximately $5.2 million and $10.2 million at April 4, 2010 and January 3, 2010, respectively. The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $4.1 million and $3.8 million as of April 4, 2010 and January 3, 2010, respectively.

7.	Note Receivable from and Investment in Affiliate

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

The Company holds a $25 million convertible subordinated promissory note from CareCentrix. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the consolidated statements of income, amounted to $0.6 million for both the first quarter of 2010 and 2009. The Company recognized approximately $0.3 million of equity in the net earnings of affiliate for both the first quarter of 2010 and 2009.

8.	Restructuring, Integration Costs and Special Charges

During the first quarter of 2010 and 2009, the Company recorded special charges of $15.5 million and $0.9 million, respectively.

Restructuring and Integration Costs

For the first quarter of 2010 and 2009, restructuring and integration costs of $0.4 million and $0.9 million, respectively, included severance costs in connection with the termination of personnel and facility lease and other costs. Additional restructuring and integration costs to be incurred during fiscal 2010, largely related to the relocation of the Company’s corporate headquarters from Melville, New York to Atlanta, Georgia and back office integration, are expected to approximate $3 million for the remainder of 2010.

Special Charges

For the first quarter of 2010, the Company recorded special charges of $15.1 million, which included (i) settlement costs and legal fees of $5.6 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. See Note 14 Legal Matters and Note 17 Subsequent Events for further information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Compensation and Severance Costs	Facility Lease Costs and Other	Special Charges	Total
Ending balance at December 28, 2008	$99	$—	$3,000	$3,099
Charge in first quarter 2009	763	136	—	899
Cash expenditures	(333)	(136)	—	(469)

Ending balance at March 29, 2009	$529	$—	$3,000	$3,529

Ending balance at January 3, 2010	252	394	3,000	3,646
Charge in first quarter 2010	357	—	15,134	15,491
Cash expenditures	(309)	(87)	(751)	(1,147)

Ending balance at April 4, 2010	$300	$307	$17,383	$17,990

The balance of unpaid charges relating to restructuring, integration, and merger and acquisition activities and the special charge relating to the CareCentrix matter aggregated to $5.5 million at April 4, 2010 and $0.6 million at January 3, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at April 4, 2010 and $3.0 million at January 3, 2010.

9.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of April 4, 2010 and January 3, 2010 were as follows (in thousands):

	April 4, 2010			January 3, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,323	$275	$1,598	$1,323	$275	$1,598	5 Years
Less: accumulated amortization	(1,197)	(211)	(1,408)	(1,132)	(197)	(1,329)

Net covenants not to compete	126	64	190	191	78	269
Customer relationships	27,016	910	27,926	27,016	660	27,676	5-10 Years
Less: accumulated amortization	(9,296)	(140)	(9,436)	(8,580)	(121)	(8,701)

Net customer relationships	17,720	770	18,490	18,436	539	18,975
Tradenames	18,215	130	18,345	18,215	130	18,345	10 Years
Less: accumulated amortization	(7,301)	(27)	(7,328)	(6,834)	(24)	(6,858)

Net tradenames	10,914	103	11,017	11,381	106	11,487

Subtotal	28,760	937	29,697	30,008	723	30,731
Indefinite-lived intangible assets:
Certificates of need	217,036	4,026	221,062	217,036	4,026	221,062	Indefinite

Total identifiable intangible assets	$245,796	$4,963	$250,759	$247,044	$4,749	$251,793

The gross carrying amount of goodwill as of January 3, 2010 and April 4, 2010 and activity during the first quarter of 2010 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at January 3, 2010	$262,334	$37,200	$299,534
Goodwill acquired during 2010	—	2,201	2,201

Balance at April 4, 2010	$262,334	$39,401	$301,735

The Company recorded amortization expense of approximately $1.3 million for the first quarter of 2010 and $1.2 million for the corresponding period of 2009. The estimated amortization expense for the remainder of 2010 is $3.7 million and for each of the next five succeeding years approximates $4.9 million for fiscal year 2011, $4.8 million for fiscal year 2012, $4.5 million for fiscal year 2013, $4.2 million for fiscal year 2014, and $4.0 million for fiscal year 2015.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income from continuing operations, discontinued operations (net of tax) and net income by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts relating to continuing operations were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	April 4, 2010	March 29, 2009
Net income from continuing operations	$10,306	$18,168

Basic weighted average common shares outstanding	29,662	28,944
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	604	885

Diluted weighted average common shares outstanding	30,266	29,829

Net income from continuing operations per common share:
Basic	$0.35	$0.63
Diluted	$0.34	$0.61

For the first quarter of 2010 and 2009, approximately 1.2 million and 0.9 million stock options, respectively, were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented.

11.	Long-Term Debt

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans. On January 22, 2010, the revolving credit facility was reduced to $80 million and the facility swing line loan feature was formally eliminated as further discussed below.

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

Finally, the Amendment changed a covenant of the Credit Agreement to increase the aggregate amount the Company may use for acquisitions on a prospective basis. The original Credit Agreement included a provision which allowed the Company to spend up to $200 million for acquisitions during the term of the Credit Agreement; as of the date of the Amendment, the Company had used approximately $87 million for such purpose. The Amendment changed the provision to allow the Company to spend up to $200 million for acquisitions from January 22, 2010 to March 31, 2013, the end of the term of the Credit Agreement. Such amount may be further increased under certain circumstances as defined in the Credit Agreement.

The Company had outstanding term loan borrowings of $232.0 million and $237.0 million as of April 4, 2010 and January 3, 2010, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of April 4, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 4, 2010, the Company was in compliance with all covenants in the credit agreement. As discussed above, the limitation relating to acquisition payments was increased to an aggregate of $200 million on a prospective basis effective January 22, 2010. As of April 4, 2010, the consolidated leverage ratio was 1.6.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.0 percent per annum for the first quarter of 2010 and 2.9 percent per annum for the first quarter 2009. The interest rate on term loan borrowings approximated 2.0 percent per annum at April 4, 2010.

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

Other

The Company has equipment capitalized under capital lease obligations. At April 4, 2010 and January 3, 2010, long-term capital lease obligations were $0.4 million and $0.5 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.5 million and $0.7 million at April 4, 2010 and January 3, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the quarter ended April 4, 2010 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at January 3, 2010	29,936,893	$2,994	$355,429	$220,239	$(7,499)	$571,163
Comprehensive income:
Net income	—	—	—	9,325	—	9,325
Income tax benefits associated with the exercise of non-qualified stock options	—	—	665	—	—	665
Equity-based compensation expense	—	—	1,550	—	—	1,550
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	312,514	31	2,956	—	—	2,987
Stock repurchase (21,750 shares)	—	—	—	—	(620)	(620)

Balance at April 4, 2010	30,249,407	$3,025	$360,600	$229,564	$(8,119)	$585,070

Comprehensive income amounted to $9.3 million and $18.3 million for the first quarter of fiscal 2010 and fiscal 2009, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the three months ended April 4, 2010, the Company repurchased 21,750 shares of its outstanding common stock at an average cost of $28.52 per share and a total cost of approximately $0.6 million. As of April 4, 2010, the Company had remaining authorization to repurchase an aggregate of 333,818 shares of its outstanding common stock. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock.

13.	Equity-Based Compensation Plans

The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including: (i) the Amended and Restated 2004 Equity Incentive Plan (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.

For the first quarter of fiscal 2010, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.6 million as compared to $1.8 million for the corresponding period of fiscal 2009, which were reflected as selling, general and administrative expense in the consolidated statements of income.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first three months of fiscal 2010 and fiscal 2009, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
Weighted average fair value of options granted	$10.81	$8.87
Risk-free interest rate	2.66%	1.54%
Expected volatility	43%	34%
Contractual life	7 years	10 years
Expected life	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

Stock option grants in fiscal 2010 and fiscal 2009 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of April 4, 2010 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 3, 2010	3,269,540	$19.19
Granted	206,900	25.62
Exercised	(199,875)	14.54
Cancelled	(13,013)	24.37

Balance as of April 4, 2010	3,263,552	$19.86	6.7	$27,944,754

Exercisable Options	1,771,952	$16.08	5.5	$21,873,515

The total intrinsic value of options exercised during the three months ended April 4, 2010 and March 29, 2009 was $2.7 million and $2.6 million, respectively. As of April 4, 2010, the Company had $7.1 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of options that vested during the first three months of fiscal 2010 was $2.8 million.

Performance Share Units

The Company may grant performance share units under its Amended and Restated 2004 Equity Incentive Plan. Performance units result in the issuance of common stock at the end of the three year performance period and may range between zero and 150 percent of the target shares granted based on the achievement of defined thresholds of the performance criteria. During the first quarter of 2010, the Company granted 39,800 performance share units at target to officers and employees at a weighted average fair value on the grant date of $25.61 per unit. These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of April 4, 2010, the aggregate intrinsic value of the performance share units was $0.1 million and the Company had $0.9 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

During the first quarter of 2010, the Company granted 52,100 shares of restricted stock at a grant date fair value of $25.72 per share and cancelled 900 shares of restricted stock, at a grant date fair value of $25.65 per share. The restricted stock fully vests at the end of a three year period. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of April 4, 2010, the aggregate intrinsic value of the restricted stock awards was $1.5 million and the Company had $1.1 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board. During the first quarter of 2010, the Company granted 3, 472 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date fair value of $27.71 per share unit. As of April 4, 2010, 97,722 share units were outstanding under the plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. During the first quarter of 2010, the Company issued 49,316 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2010 and fiscal 2009 are as follows:

	For the Quarter Ended
	April 4, 2010	March 29, 2009
	1st Offering Period	1st Offering Period
Risk-free interest rate	0.16%	0.20%
Expected volatility	31%	116%
Expected life	0.25 years	0.25 years
Expected dividend yield	0%	0%

14.	Legal Matters

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

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. The Company has received disbursements from the escrow fund, through December 29, 2009, totaling 138,640 shares of common stock representing fair value of approximately $2.7 million. The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

CareCentrix Disposition

In connection with the disposition of a majority ownership interest in the Company’s CareCentrix business in 2008 (the “CareCentrix Transaction”) the Company has agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company also agreed to indemnify the Buyer Parties for certain liabilities arising from an arbitration proceeding in which the Company and CareCentrix were parties that related to a commercial contractual dispute. See Note 17 regarding settlement of the commercial contractual dispute. The Company’s representations and warranties, with certain exceptions, generally survive for the period of eighteen months from the closing of the CareCentrix Transaction, which occurred on September 25, 2008. With certain exceptions, the Company is generally not liable to indemnify for any inaccuracy in or breach of its representations or warranties in the Stock Purchase Agreement until the aggregate amount of claims for indemnification exceeds $1.5 million, and then, only for claims in excess of $1.5 million up to an aggregate maximum amount equal to $15 million.

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

HME and IV Disposition

The Company has agreed to indemnify the Lincare Indemnified Parties (as such term is defined in the Asset Purchase Agreement dated as of February 1, 2010 (“APA”) covering the sale on such date of the Company’s HME and IV businesses) from any claims arising from (i) any breach of, or failure to perform, any representations, warranties, covenants and other obligations by certain of the Company’s subsidiaries, as sellers under the APA, (ii) the Lincare Indemnified Parties’ being required to assume or discharge any of certain specified excluded liabilities under the APA or (iii) the Lincare Indemnified Parties’ being required to assume or discharge by operation of law any indebtedness, liability or obligation of certain of the Company’s subsidiaries, as sellers under the APA, other than certain specified liabilities assumed by Lincare Inc. The representations, warranties, covenants and agreements made by the Company’s subsidiaries in the APA generally survive for a period of two years from the closing date, except that certain specified representations and warranties survive for the applicable statute of limitations. The maximum aggregate liability of the Company for any breaches of representations and warranties contained in the APA is $14 million.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects to finalize all items relating to the 2000 cost reports during late 2010 or early 2011.

Subpoena

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a special charge in the 2010 first quarter with the remaining $3 million covered by a previously-recorded reserve.

15.	Income Taxes

The Company recorded a federal and state income tax provision of $6.3 million for the first quarter of 2010, of which $9.5 million represented a current tax provision and $3.2 million represented a deferred tax benefit. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.9 percent for the first quarter of 2010 is due to state taxes (approximately 4.9 percent), partially offset by other items (approximately 1.0 percent).

The Company recorded a federal and state income tax provision of $8.5 million for the first quarter of 2009, of which $8.0 million represented a current tax provision and $0.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 32.3 percent for the first quarter of 2009 is due to a reduction of the capital loss carryforward valuation allowance (approximately 9.2 percent), offset by (i) the impact of equity based compensation (approximately 0.6 percent), (ii) state taxes (approximately 5.0 percent) and (iii) other items (approximately 0.9 percent).

Deferred tax assets and deferred tax liabilities were as follows (in thousands):

	April 4, 2010	January 3, 2010
Deferred tax assets:
Current:
Reserves and allowances	$14,835	$12,005
Other	6,067	5,200

Total current deferred tax assets	20,902	17,205
Noncurrent:
Intangible assets	26,358	28,142
State net operating loss carryforwards	5,668	5,824
Less: state NOL valuation allowance	(2,983)	(2,983)
Capital loss carryforward	4,769	6,035
Less: capital loss valuation allowance	(4,436)	(5,702)
Other	5,196	4,621

Total noncurrent deferred tax assets	34,572	35,937

Total assets	55,474	53,142

Deferred tax liabilities:
Noncurrent:
Fixed assets	(3,782)	(4,527)
Intangible assets	(85,065)	(85,579)
Developed software	(16,208)	(16,250)
Acquisition reserves	(1,545)	(1,545)
Other	(1,297)	(1,295)

Total non-current deferred tax liabilities	(107,897)	(109,196)

Net deferred tax liabilities	$(52,423)	$(56,054)

At April 4, 2010, the Company had a capital loss carryforward of $11.9 million that will expire in 2013. The deferred tax asset relating to this capital loss carryover is $4.8 million. A valuation allowance of $4.4 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization.

In addition, the Company had state net operating loss carryforwards of approximately $113 million, which expire between 2010 and 2029. Deferred tax assets relating to state net operating loss carryforwards approximated $5.7 million. A valuation allowance of $3.0 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

16.	Business Segment Information

The Company’s operations involve servicing its patients and customers through (i) its Home Health segment and (ii) its Hospice segment.

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

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides® , which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment;

•	Gentiva Neurorehabilitation, which helps patients who have experienced a neurological injury or condition by removing the obstacles to healing in the patient’s home; and

•	Gentiva Senior Health, which addresses the needs of patients with age-related diseases and issues to effectively and safely stay in their homes.

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

Segment net revenues by major payer source were as follows:

	First Quarter
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$207.7	$18.2	$225.9	$186.1	$16.3	$202.4
Medicaid and Local Government	18.6	0.7	19.3	25.9	0.6	26.5
Commercial Insurance and Other:
Paid at episodic rates	20.9	—	20.9	16.1	—	16.1
Other	30.3	0.7	31.0	30.7	0.7	31.4

Total net revenues	$277.5	$19.6	$297.1	$258.8	$17.6	$276.4

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice	Total
For the three months ended April 4, 2010
Net revenue - segments	$277,473		$19,658	$297,131

Operating contribution	$44,692	(1)	$3,538	$48,230

Corporate administrative expenses				(26,547	)(1)
Depreciation and amortization				(4,378)
Gain on sale of assets, net				103
Interest expense, net				(1,084)

Income from continuing operations before income taxes				$16,324

Segment assets	$679,053		$53,206	$732,259

Corporate assets				357,121

Total assets				$1,089,380

For the three months ended March 29, 2009
Net revenue - segments	$258,754		$17,610	$276,364

Operating contribution	$45,713	(1)	$1,981	$47,694

Corporate administrative expenses				(20,635	)(1)
Depreciation and amortization				(4,080)
Gain on sale of assets, net				5,832
Interest expense, net				(2,391	)(2)

Income from continuing operations before income taxes				$26,420

Segment assets	$665,189		$53,384	$718,573

Corporate assets				274,130

Total assets				$992,703

(1)	For the first quarter of 2010, the Company recorded special charges of $15.5 million, which included (i) settlement costs and legal fees of $5.6 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) restructuring and merger and acquisition costs of $0.4 million. For the first quarter of 2009, the Company recorded special charges of $0.9 million relating to restructuring and merger and acquisition costs. See Note 8 and Note 14. The special charges were reflected as follows for segment reporting purposes (dollars in millions):

	First Quarter
	2010	2009
Home Health	$9.5	$0.1
Corporate administrative expenses	6.0	0.8

Total	$15.5	$0.9

(2)	For the first three months of fiscal year 2009, interest expense and other, net includes impairment losses of $0.4 million recognized in connection with the sale of a portion of the Company’s auction rate securities. See Note 5.

17.	Subsequent Event

Settlement of CareCentrix Contractual Dispute

On April 14, 2010, the Company settled a three-year old commercial contractual dispute involving its former subsidiary CareCentrix for which the Company retained responsibility under a 2008 indemnification agreement with the buyer of that business. In connection with this settlement, the Company recorded settlement costs and legal fees of approximately $5.6 million as a special charge in the first quarter of 2010. See Note 8 and Note 14.

Resolution of Government Investigation

In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve an investigation first involving the Company in April 2003 and which focused primarily on the Company’s treatment of certain sales and marketing and community education activities on its cost reports covering the period January 1998 to September 2000. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a special charge in the 2010 first quarter with the remaining $3 million covered by a previously-recorded reserve. See Note 8 and Note 14.

Complaint

The Company recently learned that on May 10, 2010 a Complaint captioned Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York. The Complaint, among other things, alleges violations by the Company of the Federal Labor Standards Act, the New York Labor Law and the North Carolina Wage and Hour Act and seeks class certification under the Federal Rules of Civil Procedure for certain Company employees in New York and North Carolina. The Company is investigating this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact of recently passed healthcare reform legislation and its subsequent implementation through government regulations;

•	changes in Medicare and Medicaid reimbursement levels;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and in other filings with the SEC.

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

The federal and state government programs are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to patients.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) which represents a $39.5 billion reduction in Medicare home health spending over the next ten years. The bill phases in the reductions over the next eight years providing clarity in reimbursement for years 2010 through 2013 and re-basing Medicare reimbursement over a four year period beginning in 2014, with reductions in reimbursements not to exceed 3.5 percent in any one year. The Company expects a net reduction in Medicare reimbursement under the PPACA of approximately 3 percent to 4 percent for 2011. For 2012 and 2013, the Company expects a net increase in Medicare reimbursement in the range of 1 percent to 2 percent per year. The Company anticipates that many of the provisions of the PPACA may be subject to further clarification and modification through the rule-making process.

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

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by approximately 14,200 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and further strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, developing and marketing its managed care services, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

The Company’s operations involve servicing patients and customers through (i) its Home Health segment and (ii) its Hospice segment. Discontinued operations represent services and products provided to patients through the HME and IV businesses.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, its Rehab Without Walls® unit and its consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

•	Gentiva Orthopedics, which provides individualized home orthopedic rehabilitation services to patients recovering from joint replacement or other major orthopedic surgery;

•	Gentiva Safe Strides® , which provides therapies for patients with balance issues who are prone to injury or immobility as a result of falling;

•	Gentiva Cardiopulmonary, which helps patients and their physicians manage heart and lung health in a home-based environment;

•	Gentiva Neurorehabilitation, which helps patients who have experienced a neurological injury or condition by removing the obstacles to healing in the patient’s home; and

•	Gentiva Senior Health, which addresses the needs of patients with age-related diseases and issues to effectively and safely stay in their homes.

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

Significant Developments

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first quarter of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income.

Pediatric and Adult Hourly Services Disposition

During the first quarter of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.8 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the three months ended March 29, 2009.

Acquisition

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing and was funded from the Company’s existing cash reserves. The acquisition expands the Company’s coverage area to 44 counties in north, central and southern Mississippi.

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

Net Revenues

A summary of the Company’s net revenues by segment follows:

	First Quarter
(Dollars in millions)	2010	2009	Percentage Variance

Home Health	$277.5	$258.8	7.2%
Hospice	19.6	17.6	11.6

Total net revenues	$297.1	$276.4	7.5%

A summary of the Company’s net revenues by payer follows:

	First Quarter
(Dollars in millions)	2010	2009	Percentage Variance

Medicare:
Home Health	$207.7	$186.1	11.6%
Hospice	18.2	16.3	11.6

Total Medicare	225.9	202.4	11.6
Medicaid and Local Government	19.3	26.5	(27.2)
Commercial Insurance and Other:
Paid at episodic rates	20.9	16.1	29.4
Other	31.0	31.4	(0.9)

Total Commercial Insurance and Other	51.9	47.5	9.4

Total net revenues	$297.1	$276.4	7.5%

Net revenues increased by $20.7 million or 7.5 percent for the first quarter of 2010 as compared to the first quarter of 2009.

Incremental net revenues related to businesses acquired in 2009 and 2010 approximated $4.2 million for the first quarter of 2010 as compared to the first quarter of 2009. Net revenues generated from assets that were sold in 2009 and 2010 were $0.1 million for the first quarter of 2010 and $5.5 million for the first quarter of 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2010 net revenues were $277.5 million, up $18.7 million, or 7 percent, from $258.8 million in the prior year period.

The Company’s episodic revenues grew 13.0 percent for the first quarter of 2010. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	First Quarter
(Dollars in millions)	2010	2009	Percentage Variance
Home Health
Medicare	$207.7	$186.1	11.6%
Paid at episodic rates	20.9	16.1	29.4

Total	$228.6	$202.2	13.0%

Episodic revenue growth, excluding the impact of acquisitions completed in 2009 and the first quarter of 2010, was 11 percent for the first quarter of 2010 compared to the corresponding period of 2009.

Key Company statistics related to episodic revenues were as follows:

	First Quarter
			Percentage
	2010	2009	Variance
Episodes	72,800	66,500	9.5%
Revenue per episode	$3,140	$3,040	3.2%

Growth in episodes was driven by an increase in admissions of more than 10 percent, from 46,900 admissions in the first quarter of 2009 to 51,600 admissions in the first quarter of 2010. There were approximately 1.4 episodes for each admission during both the 2009 and 2010 first quarter periods. Factors contributing to the improvements in revenue per episode for the first quarter of 2010 include growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, and a shift in mix toward higher acuity cases.

In the first quarter of 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 82 percent as compared to 78 percent for the corresponding period in 2009. In the first quarter of 2010, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 41 percent as compared to 35 percent for the first quarter of 2009.

Revenues from Medicaid and Local Government payer sources were $18.6 million, or 7 percent of Home Health revenues, in the first quarter of 2010 as compared to $25.9 million, or 10 percent of Home Health revenues, in the first quarter of 2009. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $30.3 million, or 11 percent of Home Health revenues, in the first quarter of 2010 as compared to $30.7 million, or 12 percent of Home Health revenues, in the first quarter of 2009.

The disposition in 2009 of the majority of the Company’s assets associated with certain branch offices that specialized primarily in pediatric home health care services contributed to the decreases in Medicaid and Local Government revenues of $3.6 million for the first quarter of fiscal 2010 and in Commercial Insurance and Other revenues by $1.6 million for the first quarter of fiscal 2010. Additional decreases in the Medicaid and Local Government payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

Hospice

Hospice revenues are derived from all three payer groups. First quarter fiscal 2010 net revenues were $19.6 million as compared to $17.6 million in the corresponding period of 2009. Average daily census was approximately 1,550 in the first quarter of 2010, an increase of 10 percent compared to the first quarter of 2009.

In Hospice, Medicare revenues were $18.2 million in the first quarter of 2010 as compared to $16.3 million in the corresponding period of 2009. Medicaid revenues were $0.7 million and $0.6 million for the first quarter of 2010 and 2009, respectively. Commercial Insurance and Other revenues in the first quarter of both 2010 and 2009 were $0.7 million.

Gross Profit

	First Quarter
(Dollars in millions)	2010	2009	Variance
Gross profit	$156.5	$142.5	$14.0
As a percent of revenue	52.7%	51.6%	1.1%

Gross profit increased by $14.0 million or 9.9 percent for the first quarter of 2010 as compared to the first quarter of 2009.

As a percentage of revenues, gross profit of 52.7 percent in the first quarter of 2010 represented a 1.1 percentage point increase as compared to the first quarter of 2009. The increase in gross profit percentage was attributable primarily to (i) significant changes in revenue mix in the Home Health segment, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses and (iii) improved processes and management over various components of cost of services sold, such as mileage expenses and productive materials. These improvements in gross profit percentage were partially offset by workers compensation, professional liability and employee health and welfare benefit costs which increased from 3.9 percent of net revenues in the 2009 first quarter to 4.6 percent of net revenues in the 2010 first quarter.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in the first quarter of 2009. These changes contributed to an overall increase in gross margin within the Home Health segment from 52.2 percent in the first quarter of 2009 compared to 53.2 percent in the first quarter of 2010.

Gross profit as a percentage of revenues in Hospice increased from 41.6 percent in the first quarter of 2009 to 45.0 percent in the first quarter of 2010.

Gross profit was impacted by depreciation expense of $0.2 million in both the first quarter of 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.5 percent or $19.7 million to $139.2 million for the quarter ended April 4, 2010, as compared to $119.5 million for the quarter ended March 29, 2009. If special charges as noted below relating to legal settlements and restructuring and integration costs of $15.5 million in the first quarter of 2010 and $0.9 million in the first quarter of 2009 were excluded, the increase in selling, general and administrative expenses would have been 4.3 percent or $5.1 million for the quarter ended April 4, 2010 as compared to the quarter ended March 29, 2009.

        The increase of $19.7 million for the first quarter of 2010 as compared to the corresponding period of 2009 was primarily attributable to (i) the costs for legal settlements of a three year old commercial contractual dispute involving the Company’s former subsidiary CareCentrix and incremental reserves associated with an agreement in principle, subject to final approvals, to resolve the government investigation that began in 2003 relating to the Company’s cost reports for the 1998 to 2000 periods ($15.1 million), (ii) Home Health segment field operating and selling costs, exclusive of acquisitions, to support higher revenue volume in the 2010 period as compared to the 2009 period ($2.5 and $1.4 million, respectively), (iii) incremental costs in the 2010 period associated with acquired operations in Home Health ($1.4 million, including

$1.3 million of operating costs and $0.1 million of selling expense), (iv) Hospice field operating and selling expenses to support higher revenue volume including acquired revenue ($0.2 million), (v) corporate administrative expenses, excluding restructuring and integration costs, as noted below ($1.0 million) and (vi) depreciation and amortization ($0.3 million). These increases in costs were partially offset by decreases in (i) costs associated with home health care branches sold in 2009 ($1.3 million), (ii) restructuring and integration costs ($0.5 million, representing the difference between $0.4 million in the first quarter of 2010 and $0.9 million in the first quarter of 2009), (iii) equity-based compensation expense ($0.3 million) and (iv) reduction in provision for doubtful accounts ($0.1 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $4.2 million in the first quarter of 2010 as compared to $3.9 million for the corresponding period of 2009.

Gain on Sale of Assets, Net

For the first quarter of 2010, the Company recorded a pre-tax gain of approximately $0.1 million, in connection with the sale of assets associated with a home health branch operation in Iowa.

During the first quarter of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The sale, after deducting related costs, resulted in a net gain before income taxes of $5.8 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income for the three months ended March 29, 2009.

Interest Income and Interest Expense and Other

For the first quarter of fiscal 2010 and 2009, net interest expense and other was approximately $1.1 million and $2.4 million, respectively, consisting primarily of interest expense and other of $1.8 million and $3.2 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $0.8 million, respectively, earned on investments and existing cash balances. Interest expense and other for the three months ended March 29, 2009 also included $0.4 million of realized loss on the Company’s auction rate securities. The decrease in interest expense and other between the first quarters of 2010 and 2009 related primarily to (i) lower Eurodollar rates in the 2010 period and (ii) lower outstanding term loan borrowings in the 2010 period, offset somewhat by the realized loss noted above.

Income from Continuing Operations before Income Taxes

Components of income from continuing operations before income taxes and equity in earnings of affiliate were as follows:

	First Quarter
(Dollars in millions)	2010	2009	Variance
Operating Contribution:
Home Health	$44.7	$45.7	$(1.0)
Hospice	3.5	2.0	1.5

Total Operating Contribution	48.2	47.7	0.5

Corporate administrative expenses	(26.5)	(20.6)	(5.9)
Depreciation and amortization	(4.4)	(4.1)	(0.3)
Gain on sale of assets, net	0.1	5.8	(5.7)
Interest (expense) income, net	(1.1)	(2.4)	1.3

Income before income taxes	$16.3	$26.4	$(10.1)
As a percent of revenue	5.5%	9.6%	(3.8%)

Home Health operating contribution included special charges for legal settlements and restructuring and integration costs of $9.5 million and $0.1 million for the first quarter of 2010 and 2009, respectively. Corporate administrative expenses included special charges for legal settlements and restructuring and integration costs of $6.0 million and $0.8 million for the first quarter of 2010 and 2009, respectively.

Income Tax Expense

The Company recorded a federal and state income tax provision of $6.3 million for the first quarter of 2010, of which $9.5 million represented a current tax provision and $3.2 million represented a deferred tax benefit. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.9 percent for the first quarter of 2010 is due to state taxes (approximately 4.9 percent), partially offset by other items (approximately 1.0 percent).

The Company recorded a federal and state income tax provision of $8.5 million for the first quarter of 2009, of which $8.0 million represented a current tax provision and $0.5 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 32.3 percent for the first quarter of 2009 was due to a reduction of the capital loss carryforward valuation allowance (approximately 9.2 percent), offset by (i) the impact of equity based compensation (approximately 0.6 percent), (ii) state taxes (approximately 5.0 percent) and (iii) other items (approximately 0.9 percent).

Discontinued Operations, Net of Tax

For the first quarter of 2010, discontinued operations, net of tax reflected a loss of $1.0 million, or $0.03 per diluted share, which included an operating loss of $1.1 million and a pre-tax gain on the sale of the HME and IV businesses of $0.1 million. Discontinued operations, net of tax for the first quarter of 2009 reflected an operating loss of $0.2 million, or $0.01 per diluted share.

Net Income

For the first quarter of fiscal 2010, net income was $9.3 million, or $0.31 per diluted share, compared with net income of $18.0 million, or $0.60 per diluted share, for the corresponding period of 2009.

Net income for the first quarter of 2010 included (A) income from continuing operations of $10.3 million, or $0.34 per diluted share and (B) a loss from discontinued operations, net of tax, of $1.0 million, or $0.03 per diluted share. Income from continuing operations was impacted by special charges of $15.5 million, or $0.31 per diluted share, relating to (i) settlement costs and legal fees of $5.6 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) restructuring and merger and acquisition costs of $0.4 million.

Net income for the 2009 first quarter included (A) income from continuing operations of $18.2 million, or $0.61 per diluted share and (B) a loss from discontinued operations, net of tax, of $0.2 million, or $0.01 per diluted share. Income from continuing operations included (i) a pre-tax gain of $5.8 million, or $0.19 per diluted share, related to the sale of assets associated with certain branch offices that specialized primarily in pediatric home health care services and (ii) a pre-tax charge of $0.9 million, or $0.02 per diluted share relating to costs associated with integration and merger and acquisition activities.

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

During the first quarter of 2010, cash provided by operating activities was $15.7 million. In addition, the Company received net proceeds of $8.8 million principally from the sale of its HME and IV businesses and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $3.0 million. In the first quarter of 2010, the Company used $5.0 million for the repayment of debt, $3.2 million for capital expenditures, $2.5 million for acquisition of businesses and $0.6 million for repurchases of common stock.

Net cash provided by operating activities decreased by $9.3 million, from $25.0 million for the first three months of 2009 to $15.7 million in the first three months of 2010. The decrease was primarily driven by decreases in net cash provided by operations prior to changes in assets and liabilities ($7.4 million), changes in current liabilities ($1.7 million) and other items ($0.2 million). There was no change between periods in net cash provided by operating activities related to the Company’s accounts receivable.

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Three Months Ended
	April 4, 2010	March 29, 2009	Variance
OPERATING ACTIVITIES:
Net income	$9,325	$18,022	$(8,697)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	4,378	5,487	(1,109)
Amortization of debt issuance costs	320	399	(79)
Provision for doubtful accounts	3,019	1,410	1,609
Equity-based compensation expense	1,550	1,805	(255)
Windfall tax benefits associated with equity-based compensation	(485)	(547)	62
Realized loss on auction rate securities	—	450	(450)
Gain on sale of assets and businesses, net	(169)	(5,832)	5,663
Equity in net earnings of affiliate	(324)	(278)	(46)
Deferred income tax (benefit) expense	(3,630)	427	(4,057)

Total cash provided by operations prior to changes in assets and liabilities	$13,984	$21,343	$(7,359)

The $7.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2009 and 2010 periods is primarily related to reductions in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Three Months Ended
	April 4, 2010	March 29, 2009	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$895	$(1,594)	$2,489
Payroll and related taxes	(2,848)	8,869	(11,717)
Deferred revenue	5,573	5,431	142
Medicare liabilities	9,276	474	8,802
Obligations under insurance programs	3,027	(526)	3,553
Other accrued expenses	(5,630)	(678)	(4,952)

Total changes in current liabilities	$10,293	$11,976	$(1,683)

The primary drivers for the $1.7 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact of $2.5 million, between the 2009 and 2010 reporting periods, primarily related to the disposition of the Company’s HME and IV businesses and timing of payments.

•

Payroll and related taxes, which had a negative impact of $11.7 million between the 2009 and 2010 reporting periods, primarily due to scheduled payments of an extra bi-weekly payroll during the first thirteen weeks of 2010 as compared to the same period of 2009.

•

Medicare liabilities, which had a positive impact of $8.8 million between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $3.6 million between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges recorded in the first quarter of 2010 compared to 2009.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $5.0 million between the 2009 and 2010 reporting periods, due primarily to increases in payments under the Company’s incentive compensation programs in the 2010 first quarter and timing of income tax payments.

Working capital at April 4, 2010 was approximately $219 million, an increase of $21 million, as compared to approximately $198 million at January 3, 2010, primarily due to:

•	a $17 million increase in cash and cash equivalents;

•	a $3 million increase in accounts receivable;

•	a $4 million increase in deferred tax assets;

•	a $5 million increase in prepaid expenses and other current assets; offset somewhat by

•	a $3 million decrease in current assets held for sale as a result of the completion of the sale of the Company’s HME and IV businesses effective February 1, 2010; and

•

a $5 million increase in current liabilities, consisting of increases in Medicare liabilities ($9 million), deferred revenue ($6 million), and obligations under insurance programs ($3 million) and accounts payable ($1 million), partially offset by decreases in payroll and related taxes ($3 million), current portion of long-term debt ($5 million) and other accrued expenses ($6 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of April 4, 2010 were 55 days, an increase of one day from January 3, 2010, primarily related to a temporary delay in billing Medicare while waiting for a tie-in notice from CMS associated with an acquisition completed in late 2009.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at April 4, 2010 and 43 days at January 3, 2010.

Accounts receivable attributable to major payer sources of reimbursement at April 4, 2010 and January 3, 2010 were as follows (in thousands):

	April 4, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$130,842	$111,880	$11,779	$5,527	$1,656
Medicaid and Local Government	16,122	11,668	2,804	1,228	422
Commercial Insurance and Other	44,124	33,702	5,513	3,401	1,508
Self - Pay	4,084	1,688	1,135	880	381

Gross Accounts Receivable	$195,172	$158,938	$21,231	$11,036	$3,967

	January 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$126,927	$106,774	$13,530	$4,937	$1,686
Medicaid and Local Government	16,465	12,867	1,686	1,454	458
Commercial Insurance and Other	44,312	34,127	5,518	3,512	1,155
Self - Pay	3,792	1,523	1,224	836	209

Gross Accounts Receivable	$191,496	$155,291	$21,958	$10,739	$3,508

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	First Quarter Ended
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	75%	93%	76%	72%	93%	73%
Medicaid and Local Government	7	4	7	10	3	10
Commercial Insurance and Other:
Paid at episodic rates	7	—	7	6	—	6
Other	11	3	10	12	4	11

Total net revenues	100%	100%	100%	100%	100%	100%

Effective January 1, 2010, the Centers for Medicare and Medicaid Services (“CMS”) implemented payment updates for Medicare home health which represented a net increase in reimbursement of approximately 1.8 percent, consisting of (i) a 2.0 percent market basket update, (ii) a modification to the home health outlier policy with a related increase in home health base rates of 2.5 percent and (iii) a continuation of its current policy of a 2.75 percent reduction in home health system payment rates. In addition, as a result of the recent passage of the Patient Protection and Affordable Care Act a 3.0 percent add-on to Medicare payments made for home health services to patients in rural areas has been implemented effective April 1, 2010. During the first quarter of 2010, approximately 20 percent of the Company’s episodic revenue was generated in designated rural areas.

Effective October 1, 2009, CMS implemented a net 1.4 percent increase in payments to hospices serving Medicare beneficiaries.

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

Credit Arrangements

The Company’s credit agreement, which was entered into on February 28, 2006, provided for an aggregate borrowing amount of $445.0 million of senior secured credit facilities consisting of (i) a seven year term loan of $370.0 million and (ii) a six year revolving credit facility of $75.0 million. On March 5, 2008, in accordance with the provisions of its credit agreement, the Company and certain of its lenders agreed to increase the revolving credit facility from $75.0 million to $96.5 million. Of the total revolving credit facility, $55 million is available for the issuance of letters of credit and $10 million was available for swing line loans. On January 22, 2010, the revolving credit facility was reduced to $80 million and the facility swing line loan feature was formally eliminated as further discussed below.

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

Finally, the Amendment changed a covenant of the Credit Agreement to increase the aggregate amount the Company may use for acquisitions on a prospective basis. The original Credit Agreement included a provision which allowed the Company to spend up to $200 million for acquisitions during the term of the Credit Agreement; as of the date of the Amendment, the Company had used approximately $87 million for such purpose. The Amendment changed the provision to allow the Company to spend up to $200 million for acquisitions from January 22, 2010 to March 31, 2013, the end of the term of the Credit Agreement. Such amount may be further increased under certain circumstances as defined in the Credit Agreement.

The Company had outstanding term loan borrowings of $232.0 million and $237.0 million as of April 4, 2010 and January 3, 2010, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of April 4, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of April 4, 2010, the Company was in compliance with all covenants in the credit agreement. As discussed above, the limitation relating to acquisition payments was increased to an aggregate of $200 million on a prospective basis effective January 22, 2010. As of April 4, 2010, the consolidated leverage ratio was 1.6.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.0 percent per annum for the first quarter of 2010 and 2.9 percent per annum for the first quarter of 2009. The interest rate on term loan borrowings approximated 2.0 percent per annum at April 4, 2010.

The Company also had outstanding surety bonds of $1.3 million and $3.2 million at April 4, 2010 and January 3, 2010, respectively.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended April 4, 2010 were $3.2 million as compared to $5.7 million for the three months ended March 29, 2009, including capital expenditures associated with the Company’s HME and IV businesses of approximately $0.3 million and $1.2 million, respectively. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for fiscal 2010. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $168.9 million as of April 4, 2010, including operating funds of approximately $5.2 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2010. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the three months ended April 4, 2010, the Company repurchased 21,750 shares of its outstanding common stock at an average cost of $28.52 per share and a total cost of approximately $0.6 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock. During the period January 4, 2010 through May 7, 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of April 4, 2010, the Company had outstanding borrowings of $232.0 million under the term loan of the credit agreement. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at April 4, 2010 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$232,000	$—	$232,000	$—	$—
Interest payments (1)	13,974	4,658	9,316	—	—
Capital lease obligations	913	550	355	8	—
Operating lease obligations	74,731	25,449	35,923	11,013	2,346
Purchase obligations	4,529	2,588	1,941	—	—

Total	$326,147	$33,245	$279,535	$11,021	$2,346

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At April 4, 2010, the interest rate on the Company’s term loan borrowings approximated 2 percent per annum.

During the quarter ended April 4, 2010, the Company made a $5 million prepayment on its term loan. The Company had total letters of credit outstanding of approximately $35.0 million at April 4, 2010 and January 3, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $1.3 million and $3.2 million at April 4, 2010 and January 3, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for 2010 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loan, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of April 4, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $232.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.3 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the consolidated financial statements included in this report for a description of legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities (1) (2)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January (1/4/10 - 2/7/10)	—	$—	—	355,568
February (2/8/10 - 3/7/10)	—	—	—	355,568
March (3/8/10 - 4/4/10)	21,750	28.52	21,750	333,818

Total	21,750	$28.52	21,750

(1)	On April 1, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. As of the end of the period covered by this table, 1,166,182 had been repurchased.

(2)	The Company incurred a commission cost of $0.04 per share repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Form of Indemnification Agreement with directors and officers. (5)

10.2	Fourth Amendment to 2005 Nonqualified Retirement Plan. *+

10.3	Third Amendment dated as of January 22, 2010 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers, Inc and Lehman Commercial Paper Inc. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.

(6)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 3, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 12, 2010	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: May 12, 2010	/s/ John R. Potapchuk
John R. Potapchuk
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Form of Indemnification Agreement with directors and officers. (5)

10.2	Fourth Amendment to 2005 Nonqualified Retirement Plan. *+

10.3	Third Amendment dated as of January 22, 2010 to Credit Agreement among Gentiva Health Services, Inc., Lehman Brothers Inc. and Lehman Commercial Paper, Inc. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.

(6)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 3, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement