Form 10-Q
period 2010-07-04
GENTIVA HEALTH SERVICES INC
filed 2010-07-30
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

The number of shares outstanding of the registrant’s Common Stock, as of July 22, 2010, was 29,807,722.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	July 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$191,066	$152,410
Receivables, less allowance for doubtful accounts of $10,370 and $9,304 at July 4, 2010 and January 3, 2010, respectively	168,541	182,192
Deferred tax assets	14,300	17,205
Prepaid expenses and other current assets	25,358	13,904
Current assets held for sale	—	2,549

Total current assets	399,265	368,260
Note receivable from affiliate	25,000	25,000
Investment in affiliate	25,100	24,336
Fixed assets, net	65,258	65,913
Intangible assets, net	253,085	251,793
Goodwill	304,080	299,534
Non-current assets held for sale	—	8,689
Other assets	26,943	24,410

Total assets	$1,098,731	$1,067,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,967	$8,982
Payroll and related taxes	24,701	23,463
Deferred revenue	40,149	36,359
Medicare liabilities	16,145	7,525
Obligations under insurance programs	44,037	41,636
Other accrued expenses	35,465	47,045
Current portion of long-term debt	—	5,000

Total current liabilities	166,464	170,010
Long-term debt	232,000	232,000
Deferred tax liabilities, net	71,895	73,259
Other liabilities	23,602	21,503
Shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 30,395,939 and 29,936,893 shares at July 4, 2010 and January 3, 2010, respectively	3,040	2,994
Additional paid-in capital	365,731	355,429
Retained earnings	248,483	220,239
Treasury stock, 641,468 and 466,468 shares at July 4, 2010 and January 3, 2010, respectively	(12,484)	(7,499)

Total shareholders’ equity	604,770	571,163

Total liabilities and shareholders’ equity	$1,098,731	$1,067,935

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net revenues	$297,099	$284,838	$594,230	$561,202
Cost of services sold	135,249	134,144	275,839	268,025

Gross profit	161,850	150,694	318,391	293,177
Selling, general and administrative expenses	(125,535)	(120,529)	(264,771)	(240,033)
Gain (loss) on sale of assets, net	—	(85)	103	5,747
Interest income	650	817	1,314	1,618
Interest expense and other	(1,766)	(2,688)	(3,514)	(5,880)

Income from continuing operations before income taxes and equity in net earnings of affiliate	35,199	28,209	51,523	54,629
Income tax expense	(15,415)	(11,104)	(21,757)	(19,634)
Equity in net earnings of affiliate	439	263	763	541

Income from continuing operations	20,223	17,368	30,529	35,536
Discontinued operations, net of tax	(1,304)	(273)	(2,285)	(419)

Net income	$18,919	$17,095	$28,244	$35,117

Basic earnings per common share:
Income from continuing operations	$0.68	$0.60	$1.03	$1.22
Discontinued operations, net of tax	(0.04)	(0.01)	(0.08)	(0.01)

Net income	$0.64	$0.59	$0.95	$1.21

Weighted average shares outstanding	29,770	28,959	29,715	28,952

Diluted earnings per common share:
Income from continuing operations	$0.66	$0.59	$1.00	$1.20
Discontinued operations, net of tax	(0.04)	(0.01)	(0.08)	(0.01)

Net income	$0.62	$0.58	$0.92	$1.19

Weighted average shares outstanding	30,618	29,396	30,568	29,606

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

(Unaudited)

	For the Six Months Ended
	July 4, 2010	June 28, 2009
OPERATING ACTIVITIES:
Net income	$28,244	$35,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,807	11,145
Amortization of debt issuance costs	614	681
Provision for doubtful accounts	4,903	4,045
Equity-based compensation expense	3,191	3,466
Windfall tax benefits associated with equity-based compensation	(711)	(585)
Realized loss on auction rate securities	—	1,000
Gain on sale of assets and businesses, net	(169)	(5,747)
Equity in net earnings of affiliate	(763)	(541)
Deferred income tax expense	1,542	1,458
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	8,748	(1,082)
Prepaid expenses and other current assets	(9,158)	(1,602)
Accounts payable	(3,015)	481
Payroll and related taxes	1,241	90
Deferred revenue	3,790	4,981
Medicare liabilities	8,620	(371)
Obligations under insurance programs	2,401	(1,569)
Other accrued expenses	(10,844)	(1,776)
Other, net	538	271

Net cash provided by operating activities	47,979	49,462

INVESTING ACTIVITIES:
Purchase of fixed assets	(5,613)	(12,403)
Proceeds from sale of assets and businesses	8,796	5,619
Acquisition of businesses	(8,500)	(2,200)
Maturities of short-term investments available-for-sale	—	2,550

Net cash used in investing activities	(5,317)	(6,434)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,612	5,910
Windfall tax benefits associated with equity-based compensation	711	585
Repayment of long-term debt	(5,000)	(14,000)
Repurchase of common stock	(4,985)	(4,813)
Repayment of capital lease obligations	(344)	(441)

Net cash used in financing activities	(4,006)	(12,759)

Net change in cash and cash equivalents	38,656	30,269
Cash and cash equivalents at beginning of period	152,410	69,201

Cash and cash equivalents at end of period	$191,066	$99,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,219	$5,172
Income taxes paid	$25,054	$15,831

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

On May 23, 2010, the Company entered into an Agreement and Plan of Merger to acquire Odyssey HealthCare, Inc. (“Odyssey”), a leading provider of hospice services. In connection with the acquisition, the Company is expected to enter into a new $925 million Credit Agreement and issue and sell $305 million of unsecured subordinated notes. See Note 17 for additional information about the acquisition and related financing. The Company’s existing credit arrangements, which are described in Note 11, will be terminated upon the consummation of the Odyssey acquisition. During the second quarter of 2010, the Company incurred approximately $2.0 million of costs associated with Odyssey merger and acquisition activities as more fully described in Note 8. Other than these costs, the impact of the acquisition and related financing agreements will be reflected in the Company’s fiscal 2010 results of operations and financial condition as of the acquisition closing date, which is expected to occur on or around August 16, 2010.

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

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statements of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents, including money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

The Company had operating funds of approximately $5.1 million and $5.5 million at July 4, 2010 and January 3, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

At July 4, 2010 and January 3, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in affiliate in the accompanying consolidated balance sheets.

At July 4, 2010 and January 3, 2010, the Company had assets of $22.0 million and $20.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

The Company’s investments in debt securities with an original maturity greater than three months, if any, would be classified by individual security into one of three separate categories: available-for-sale, held-to-maturity or trading. As of July 4, 2010 and January 3, 2010, the Company held no investments with an original maturity greater than three months.

Inventory

Inventories are stated at the lower of cost or market utilizing the specific identification method. At January 3, 2010, the Company’s inventory was approximately $2.4 million and related primarily to products utilized in the Company’s HME and IV businesses, which were classified in current assets held for sale. The Company carried no inventory at July 4, 2010.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of July 4, 2010 and January 3, 2010, fixed assets, net were $65.3 million and $65.9 million, respectively, and included deferred software development costs of $33.7 million and $37.0 million, respectively, primarily related to the Company’s LifeSmart clinical management system. The Company depreciates its clinical management software on a straight-line basis utilizing a seven year useful life, at the time that the technology becomes available for its intended use within a specific branch. Depreciation expense, relating to this item, approximated $0.2 million and $0.4 million for the second quarter and first six months of fiscal 2010, respectively.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement. The Company had unamortized debt issuance costs of $3.1 million at July 4, 2010 and $2.7 million at January 3, 2010, recorded in other assets.

Home Medical Equipment

As of July 4, 2010 and January 3, 2010, the net book value of home medical equipment was approximately $1.7 million and $1.9 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business, which are included in fixed assets, net in the Company’s consolidated balance sheet. Net book value of home medical equipment utilized in the Company’s HME and IV businesses approximated $3.7 million at January 3, 2010, which was reflected in non-current assets held for sale in the Company’s consolidated balance sheet.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability expenses were $1.7 million and $8.9 million for the second quarter and first six months of 2010, respectively, as compared to $3.1 million and $7.0 million for the corresponding periods of 2009.

Employee health and welfare expenses were $12.9 million and $25.0 million for the second quarter and first six months of 2010, respectively, as compared to $13.7 million and $27.1 million for the corresponding periods of 2009.

4.	Acquisitions and Dispositions

Acquisitions

        Effective May 15, 2010, the Company completed its acquisition of the assets and business of United Health Care Group, Inc. with six branches throughout the state of Louisiana. Total consideration of $6.0 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing and was funded from the Company’s existing cash reserves. The acquisition significantly broadens the Company’s market position in the state of Louisiana. The purchase price was allocated to goodwill ($2.3 million), identifiable intangible assets, primarily certificates of need ($3.6 million) and other assets ($0.1 million).

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

The financial results of the acquired operations are included in the Company’s consolidated financial statements from the acquisition date. The purchase price for both acquisitions was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on discounted cash flows, and management’s valuation of the intangible assets acquired.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first six months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income. Transaction costs of $0.7 million consisted primarily of professional fees and expenses.

The major classes of assets of the HME and IV businesses that were sold on February 1, 2010 and assets classified as held for sale on the Company’s January 3, 2010 consolidated balance sheet were as follows (in thousands):

	As of Date of Sale	January 3, 2010
Current assets:
Inventory	$2,367	$2,367
Prepaid expenses and other current assets	32	182

Total current assets	2,399	2,549
Non-current assets:
Fixed assets, net	5,401	5,145
Intangible assets, net	781	781
Goodwill	2,732	2,732
Other assets	25	31

Total non-current assets	8,939	8,689

Total	$11,338	$11,238

There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Accounts receivable and liabilities associated with the HME and IV businesses approximated $11 million and $3 million, respectively as of the date of sale. The Company retained accounts receivable, net associated with these businesses of approximately $2.0 million at July 4, 2010 and $10.2 million at January 3, 2010.

HME and IV net revenues and operating results for the periods presented were as follows (in thousands):

	Second Quarter		First Six Months
	2010	2009	2010	2009
Net revenues	$—	$13,265	$3,956	$25,818

Loss before income taxes	$(2,171)	$(423)	$(5,498)	$(649)
Gain on sale of business	—	—	66	—
Income tax benefit	867	150	3,147	230

Discontinued operations, net of tax	$(1,304)	$(273)	$(2,285)	$(419)

Depreciation and amortization expense relating to discontinued operations amounted to $1.4 million and $2.8 million for the second quarter and first six months of 2009, respectively. The Company recorded no depreciation and amortization expense relating to the first six months of 2010 as the assets were treated as held-for-sale at January 3, 2010, in accordance with applicable guidance.

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

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets, net in the Company’s consolidated statement of income for the six months ended July 4, 2010.

Pediatric and Adult Hourly Services Disposition

During the first six months of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income for the six months ended June 28, 2009.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	July 4, 2010				January 3, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$97,447	$—	$—	$97,447	$79,919	$—	$—	$79,919
Rabbi Trust	22,037	—	—	22,037	19,980	—	—	19,980

Total assets	$119,484	$—	$—	$119,484	$99,899	$—	$—	$99,899

Liabilities:
Payables to plan participants	$22,037	$—	$—	$22,037	$19,980	$—	$—	$19,980

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

At the beginning of fiscal 2009, the Company held auction rate securities with par value of $13 million classified as long-term investments with an estimated fair value of 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. During the first six months of fiscal 2009, the Company (i) sold $3.0 million of auction rate securities at 85 percent of par and (ii) contracted to sell $5.0 million of auction rate securities at 89 percent of par, which settled in early July. In connection with these transactions, the Company recognized an impairment loss of approximately $0.6 million and $1.0 million for the second quarter and first six months of 2009, respectively, which was reflected in interest expense and other in the Company’s consolidated statements of income. For the first six months of 2009, changes in fair value of the Company’s Level 3 financial assets were as follows (in thousands):

Total
Balance at December 28, 2008	$11,050
Unrealized gain in other comprehensive income	200
Settlements	(2,550)

Balance at June 28, 2009	$8,700

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	July 4, 2010		January 3, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from affiliate	$25,000	$26,000	$25,000	$26,000
Liabilities:
Long-term debt	$232,000	$227,940	$232,000	$216,900

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

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Medicare:
Home Health	$207.4	$194.1	6.8%	$415.0	$380.2	9.2%
Hospice	19.4	16.7	16.1	37.6	33.0	13.9

Total Medicare	226.8	210.8	7.6	452.6	413.2	9.5
Medicaid and Local Government	18.6	23.3	(20.1)	38.0	49.8	(23.9)
Commercial Insurance and Other:
Paid at episodic rates	21.3	19.2	11.2	42.2	35.3	19.5
Other	30.4	31.5	(3.6)	61.4	62.9	(2.2)

Total Commercial Insurance and Other	51.7	50.7	2.0	103.6	98.2	5.6

Total net revenues	$297.1	$284.8	4.3%	$594.2	$561.2	5.9%

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	July 4, 2010	January 3, 2010
Medicare	$123,891	$126,927
Medicaid and Local Government	12,618	16,465
Commercial Insurance and Other	42,402	48,104

Gross Accounts Receivable	178,911	191,496
Less: Allowance for doubtful accounts	(10,370)	(9,304)

Net Accounts Receivable	$168,541	$182,192

Net accounts receivable associated with the Company discontinued operations were approximately $2.0 million and $10.2 million at July 4, 2010 and January 3, 2010, respectively. The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $3.9 million and $3.8 million as of July 4, 2010 and January 3, 2010, respectively.

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

The Company holds a $25 million convertible subordinated promissory note from CareCentrix. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the consolidated statements of income, amounted to $0.6 million for both the second quarter of 2010 and 2009, and $1.3 million for both the first six months of 2010 and 2009. The Company recognized approximately $0.4 million and $0.7 million of equity in the net earnings of affiliate for the second quarter and first six months of 2010, respectively, and $0.3 million and $0.5 million for the corresponding periods of 2009.

During the second quarter of 2010, the Company recorded a receivable from CareCentrix of $1.8 million in connection with the tax impact of settlement charges relating to the settlement of a commercial contractual dispute involving the Company’s former subsidiary, CareCentrix for which the Company will be reimbursed upon realization of the tax deduction.

8.	Restructuring and Integration Costs, Merger and Acquisition Activities and Legal Settlements

During the second quarter and first six months of 2010, the Company recorded net charges relating to restructuring and integration costs, merger and acquisition activities, and legal settlements of $2.5 million and $18.0 million, respectively, and $0.6 million and $1.5 million for the corresponding periods in 2009.

Restructuring and Integration Costs

During the second quarter and first six months of 2010, the Company recorded charges of $1.9 million and $2.3 million, respectively, as compared to $0.6 million and $1.4 million for the second quarter and first six months of 2009, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility lease and other costs. These charges included a non-cash charge of approximately $0.6 million, recorded in the second quarter of 2010, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers. Additional restructuring and integration costs to be incurred during fiscal 2010, largely related to the relocation of the Company’s corporate headquarters from Melville, New York to Atlanta, Georgia and back office integration, are expected to approximate $1 million for the remainder of 2010.

Merger and Acquisition Activities

During the second quarter and first six months of 2010, the Company recorded charges of $2.0 million in connection with costs of merger and acquisition activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses as well as costs of obtaining required regulatory approvals. Charges for merger and acquisition activities were $0.1 million for the second quarter and first six months of 2009.

Legal Settlements

During the second quarter of 2010, the Company recorded a net reduction in charges related to legal settlements of $1.4 million which included (i) a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010, and (ii) incremental legal fees of approximately $0.4 million, both relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix.

For the first six months of 2010, the Company recorded legal settlements of $13.7 million consisting of (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. See Note 14 Legal Matters for further information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Restructuring	Merger & Acquisition	Legal Settlements	Total
Ending balance at December 28, 2008	$99	$—	$3,000	$3,099
Charge in first quarter 2009	785	114	—	899
Cash expenditure	(355)	(114)	—	(469)

Ending balance at March 29, 2009	529	—	3,000	3,529
Charge in second quarter 2009	602	4	—	606
Cash expenditure	(270)	(4)	—	(274)

Ending balance at June 28, 2009	$861	$—	$3,000	$3,861

Ending balance at January 3, 2010	$646	$—	$3,000	$3,646
Charge in first quarter 2010	357	—	15,134	15,491
Cash expenditure	(396)	—	(751)	(1,147)

Ending balance at April 4, 2010	607	—	17,383	17,990
Charge in second quarter 2010	1,882	2,034	(1,440)	2,476
Cash expenditure	(316)	(471)	(5,222)	(6,009)
Non-cash adjustment	(577)	—	1,800	1,223

Ending balance at July 4, 2010	$1,596	$1,563	$12,521	$15,680

The balance of unpaid charges relating to restructuring, integration, and merger and acquisition activities approximated $3.2 million at July 4, 2010 and $0.6 million at January 3, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at July 4, 2010 and $3.0 million at January 3, 2010.

9.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of July 4, 2010 and January 3, 2010 were as follows (in thousands):

	July 4, 2010			January 3, 2010			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,473	$275	$1,748	$1,323	$275	$1,598	5 Years
Less: accumulated amortization	(1,225)	(225)	(1,450)	(1,132)	(197)	(1,329)

Net covenants not to compete	248	50	298	191	78	269
Customer relationships	27,196	910	28,106	27,016	660	27,676	5-10 Years
Less: accumulated amortization	(10,014)	(162)	(10,176)	(8,580)	(121)	(8,701)

Net customer relationships	17,182	748	17,930	18,436	539	18,975
Tradenames	18,215	130	18,345	18,215	130	18,345	10 Years
Less: accumulated amortization	(7,769)	(30)	(7,799)	(6,834)	(24)	(6,858)

Net tradenames	10,446	100	10,546	11,381	106	11,487

Subtotal	27,876	898	28,774	30,008	723	30,731
Indefinite-lived intangible assets:
Certificates of need	220,285	4,026	224,311	217,036	4,026	221,062	Indefinite

Total identifiable intangible assets	$248,161	$4,924	$253,085	$247,044	$4,749	$251,793

The gross carrying amount of goodwill as of January 3, 2010 and July 4, 2010 and activity during the first six months of 2010 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at January 3, 2010	$262,334	$37,200	$299,534
Goodwill acquired during 2010	2,345	2,201	4,546

Balance at July 4, 2010	$264,679	$39,401	$304,080

The Company recorded amortization expense of approximately $1.3 million and $2.5 million for the second quarter and first six months of 2010, respectively, and $1.2 million and $2.4 million for the corresponding periods of 2009. The estimated amortization expense for the remainder of 2010 is $2.5 million and for each of the next five succeeding years approximates $4.9 million for fiscal year 2011 through 2012, $4.5 million for fiscal year 2013, $4.2 million for fiscal year 2014, and $4.0 million for fiscal year 2015.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net income from continuing operations, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts relating to continuing operations were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income from continuing operations	$20,223	$17,368	$30,529	$35,536
Basic weighted average common shares outstanding	29,770	28,959	29,715	28,952
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	848	437	853	654

Diluted weighted average common shares outstanding	30,618	29,396	30,568	29,606

Net income from continuing operations per common share:
Basic	$0.68	$0.60	$1.03	$1.22
Diluted	$0.66	$0.59	$1.00	$1.20

For the second quarter and first six months of 2010 approximately 2.3 million and 2.9 million stock options, respectively, were excluded from the computations of diluted earnings per share as compared to approximately 2.6 million and 2.1 million stock options, respectively, for the second quarter and first six months of 2009, as their inclusion would be anti-dilutive for the periods presented.

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

The Company had outstanding term loan borrowings of $232.0 million and $237.0 million as of July 4, 2010 and January 3, 2010, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of July 4, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 4, 2010, the Company was in compliance with all covenants in the credit agreement. As of July 4, 2010, the consolidated leverage ratio was 1.5.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.1 percent and 2.0 percent per annum for the second quarter and first six months of 2010, respectively, and 2.6 percent and 2.8 percent per annum for the second quarter and first six months of 2009, respectively. The interest rate on term loan borrowings approximated 2.1 percent per annum at July 4, 2010.

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

Financing Commitment Letter

For a description of the financing commitment letter dated May 23, 2010 the Company entered into with Bank of America, N.A. and certain other parties see Note 17.

Other

The Company has equipment capitalized under capital lease obligations. At July 4, 2010 and January 3, 2010, long-term capital lease obligations were $0.3 million and $0.5 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.4 million and $0.7 million at July 4, 2010 and January 3, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Shareholders’ Equity

Changes in shareholders’ equity for the six months ended July 4, 2010 were as follows (in thousands, except share amounts):

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at January 3, 2010	29,936,893	$2,994	$355,429	$220,239	$(7,499)	$571,163
Comprehensive income:
Net income	—	—	—	28,244	—	28,244
Income tax benefits associated with the exercise of non-qualified stock options	—	—	968	—	—	968
Equity-based compensation expense	—	5	3,186	—	—	3,191
Other non-cash compensation expense	—	—	577	—	—	577
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	459,046	41	5,571	—	—	5,612
Stock repurchase (175,000 shares)	—	—	—	—	(4,985)	(4,985)

Balance at July 4, 2010	30,395,939	$3,040	$365,731	$248,483	$(12,484)	$604,770

Comprehensive income amounted to $18.9 million and $28.2 million for the second quarter and first six months of fiscal 2010, respectively, and $17.2 million and $35.5 million for the second quarter and first six months of fiscal 2009, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the six months ended July 4, 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. As of July 4, 2010, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock.

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

For the second quarter and six months of fiscal 2010, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.6 million and $3.2 million, respectively, as compared to $1.7 million and $3.5 million for the corresponding periods of fiscal 2009, which were reflected as selling, general and administrative expense in the consolidated statements of income. During the second quarter of fiscal 2010, the Company recorded a non-cash compensation expense of approximately $0.6 million associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers, which is reflected as selling, general and administrative expense in the consolidated statement of income and is categorized as restructuring costs. See Note 8.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first six months of fiscal 2010 and fiscal 2009, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Six Months Ended
	July 4, 2010	June 28, 2009
Weighted average fair value of options granted	$10.82	$8.85
Risk-free interest rate	2.66%	1.56%
Expected volatility	43%	34%
Contractual life	7 years	10 years
Expected life	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

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

A summary of Gentiva stock option activity as of July 4, 2010 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 3, 2010	3,269,540	$19.19
Granted	208,850	25.64
Exercised	(283,700)	15.10
Cancelled	(19,388)	24.52

Balance as of July 4, 2010	3,175,302	$19.94	6.4	$14,020,066

Exercisable options	1,708,127	$16.08	5.3	$12,344,054

The total intrinsic value of options exercised during the six months ended July 4, 2010 and June 28, 2009 was $3.8 million and $2.9 million, respectively. As of July 4, 2010, the Company had $5.6 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of options that vested during the first six months of fiscal 2010 was $3.0 million.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance units result in the issuance of common stock at the end of the three year performance period and may range between zero and 150 percent of the target shares granted based on the achievement of defined thresholds of the performance criteria. During the first six months of 2010, the Company granted 39,800 performance share units at target to officers and employees at a weighted average fair value on the grant date of $25.61 per unit. These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of July 4, 2010, the Company had $0.8 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

During the first six months of 2010, the Company granted 59,050 shares of restricted stock at a grant date fair value of $25.93 per share and cancelled 900 shares of restricted stock, at a grant date fair value of $25.65 per share. The restricted stock fully vests at the end of a three year period. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of July 4, 2010, the aggregate intrinsic value of the restricted stock awards was $1.4 million and the Company had $1.2 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board. During the first six months of 2010, the Company granted 8,617 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date fair value of $27.41 per share unit. On May 13, 2010, the Company’s Board of Directors amended the Plan and increased the annual deferred stock award under the Plan from $55,000 to $80,000. As of July 4, 2010, 95,526 share units were outstanding under the plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. During the second quarter and first six months of 2010, the Company issued 53,251 shares and 102,567 shares, respectively, of common stock under its ESPP. Under the Company’s ESPP, compensation expense is calculated for the fair value of the employee’s purchase rights using the Black-Scholes option pricing model. Assumptions for the respective offering periods of fiscal 2010 and fiscal 2009 are as follows:

	Six Months Ended
	July 4, 2010		June 28, 2009
	1st Offering Period	2nd Offering Period	1st Offering Period	2nd Offering Period
Risk-free interest rate	0.16%	0.12%	0.20%	0.20%
Expected volatility	31%	45%	116%	61%
Expected life	0.25 years	0.25 years	0.25 years	0.25 years
Expected dividend yield	0%	0%	0%	0%

On May 13, 2010, the shareholders of the Company authorized an additional 1,500,000 shares of the Company’s common stock for issuance under the ESPP.

14.	Legal Matters

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA, six years under the New York statute and two years under the North Carolina statute.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties, and damages going back three years on the FLSA claim and four years on the state wage and hour claims.

Given the preliminary stage of the Rindfleisch and Wilkie lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings. The Company intends to defend itself vigorously in these lawsuits.

Three putative class action lawsuits have been filed in connection with the Company’s proposed acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. All three lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the related Agreement and Plan of Merger and an award of all costs, including reasonable attorneys’ fees. The Pompano Beach Police & Firefighters’ suit also seeks additional proxy disclosure regarding the Merger. The Company believes that these lawsuits are without merit and intends to vigorously defend itself; however, there can be no assurance that the Company will be successful in its defense.

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

CareCentrix Disposition

In connection with the disposition of a majority ownership interest in the Company’s CareCentrix business in 2008 (the “CareCentrix Transaction”) the Company has agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company also agreed to indemnify the Buyer Parties for certain liabilities arising from an arbitration proceeding in which the Company and CareCentrix were parties that related to a commercial contractual dispute, which was settled on April 14, 2010. In connection with this settlement, the Company recorded settlement costs and legal fees of approximately $4.2 million in the first six months of 2010. The Company’s representations and warranties, with certain exceptions, generally survive for the period of eighteen months from the closing of the CareCentrix Transaction, which occurred on September 25, 2008. With certain exceptions, the Company is generally not liable to indemnify for any inaccuracy in or breach of its representations or warranties in the Stock Purchase Agreement until the aggregate amount of claims for indemnification exceeds $1.5 million, and then, only for claims in excess of $1.5 million up to an aggregate maximum amount equal to $15 million.

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

Senate Finance Committee Request

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from the Company regarding its Medicare utilization rates for therapy visits. The letter was sent to all of the publicly traded home healthcare companies mentioned in a recent Wall Street Journal article that explored the relationship between the Centers for Medicare & Medicaid Services home health policies and the utilization rates of some health agencies. The Company has responded to the request. Given the preliminary stage of the Senate Finance Committee inquiry, we are unable to assess the probable outcome or potential liability, if any, arising from this matter.

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a charge in the first six months of 2010 with the remaining $3 million covered by a previously-recorded reserve.

See also Note 18 Subsequent Events regarding a subpoena that the Company received on July 16, 2010 from the Securities and Exchange Commission.

15.	Income Taxes

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax provision of $15.4 million for the second quarter of 2010 and $21.8 million for the six months ended July 4, 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.2 percent for the first six months of 2010 is primarily due to state taxes (approximately 4.9 percent), an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.1 percent) and other items (approximately 0.2 percent).

The Company recorded a federal and state income tax provision of $11.1 million for the second quarter of 2009 and $19.6 million for the first six months of 2009. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 35.9 percent for the first six months of 2009 was primarily due to (i) state taxes (approximately 4.9 percent) and (ii) other items (approximately 1.2 percent), offset by the favorable impact of a reduction of the capital loss carryforward valuation allowance (approximately 5.2 percent).

At July 4, 2010, the Company had capital loss carryforwards of $14.6 million that begin expiring in 2013. The deferred tax asset relating to this capital loss carryover is $5.9 million. A valuation allowance of $5.5 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization. The Company has additional losses that are capital in nature that do not expire since they have not yet been triggered for income tax reporting purposes. The deferred tax asset relating to these losses is $1.2 million and a valuation allowance of $1.2 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the Company does not currently or in the foreseeable future, have capital gains to utilize these losses.

In addition, the Company had state net operating loss carryforwards of approximately $110 million, which expire between 2010 and 2029. Deferred tax assets relating to state net operating loss carryforwards approximated $5.5 million. A valuation allowance of $3.0 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

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

Hospice

The Hospice segment serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

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

Segment net revenues by major payer source were as follows (in millions):

	Second Quarter
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$207.4	$19.4	$226.8	$194.1	$16.7	$210.8
Medicaid and Local Government	17.8	0.8	18.6	22.6	0.7	23.3
Commercial Insurance and Other:
Paid at episodic rates	21.3	—	21.3	19.2	—	19.2
Other	29.7	0.7	30.4	30.7	0.8	31.5

Total net revenues	$276.2	$20.9	$297.1	$266.6	$18.2	$284.8

	First Six Months
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$415.0	$37.6	$452.6	$380.2	$33.0	$413.2
Medicaid and Local Government	36.4	1.6	38.0	48.5	1.3	49.8
Commercial Insurance and Other:
Paid at episodic rates	42.2	—	42.2	35.3	—	35.3
Other	60.1	1.3	61.4	61.3	1.6	62.9

Total net revenues	$553.7	$40.5	$594.2	$525.3	$35.9	$561.2

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended July 4, 2010
Net revenue - segments	$276,231		$20,868		$297,099

Operating contribution	$60,924		$4,084	(1)	$65,008

Corporate expenses					(24,264	)(1)
Depreciation and amortization					(4,429)
Interest expense, net					(1,116)

Income before income taxes					$35,199

For the three months ended June 28, 2009
Net revenue - segments	$266,587		$18,251		$284,838

Operating contribution	$51,608	(1)	$2,723		$54,331

Corporate expenses					(19,943	)(1)
Depreciation and amortization					(4,223)
Loss on sale of assets, net					(85)
Interest expense and other, net					(1,871	)(2)

Income before income taxes					$28,209

For the six months ended July 4, 2010
Net revenue - segments	$553,704		$40,526		$594,230

Operating contribution	$105,616	(1)	$7,622	(1)	$113,238

Corporate expenses					(50,811	)(1)
Depreciation and amortization					(8,807)
Gain on sale of assets, net					103
Interest expense, net					(2,200)

Income before income taxes					$51,523

Segment assets	$669,013		$54,690		$723,703

Corporate assets					375,028

Total assets					$1,098,731

For the six months ended June 28, 2009
Net revenue - segments	$525,341		$35,861		$561,202

Operating contribution	$97,321	(1)	$4,704		$102,025

Corporate expenses					(40,578	)(1)
Depreciation and amortization					(8,303)
Gain on sale of assets, net					5,747
Interest expense and other, net					(4,262	)(2)

Income before income taxes					$54,629

Segment assets	$662,183		$50,413		$712,596

Corporate assets					294,968

Total assets					$1,007,564

(1)	For the second quarter of 2010, the Company recorded net charges relating to legal settlements, restructuring and merger and acquisition costs of $2.5 million, which included (i) a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010, (ii) incremental legal fees of approximately $0.4 million both related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix and (iii) restructuring and merger and acquisition costs of $3.9 million. For the second quarter of 2009, the Company recorded charges related to restructuring and merger and acquisition activities of $0.6 million.

For the first six months of 2010, the Company recorded net charges relating to legal settlements, restructuring and merger and acquisition costs of $18.0 million, which included (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) restructuring and merger and acquisition costs of $4.3 million. For the first six months of 2009, the Company recorded charges relating to restructuring and merger and acquisition activities of $1.5 million. See Note 8 and Note 14. The charges were reflected as follows for segment reporting purposes (dollars in millions):

	Second Quarter		Six Months
	2010	2009	2010	2009
Home Health	$—	$0.4	$9.5	$0.5
Hospice	0.1	—	0.1	—
Corporate administrative expenses	2.4	0.2	8.4	1.0

Total	$2.5	$0.6	$18.0	$1.5

(2)	For the second quarter and first six months of fiscal year 2009, interest expense and other, net includes impairment losses of $0.6 million and $1.0 million, respectively, recognized in connection with the sale of a portion of the Company’s auction rate securities. See Note 5.

17.	Significant Developments

Odyssey Transaction

On May 23, 2010, the Company entered into an Agreement and Plan of Merger (“Plan of Merger”) with GTO Acquisition Corp., a Delaware corporation wholly-owned by the Company (“Merger Sub”), and Odyssey HealthCare, Inc., a Delaware corporation (“Odyssey”). Upon the terms and conditions set forth in the Plan of Merger, Merger Sub will merge with and into Odyssey with Odyssey continuing as the surviving corporation and as a subsidiary wholly-owned by the Company (“Merger”). Upon consummation of the Merger, each issued and outstanding share of Odyssey common stock will be exchanged for the right to receive $27.00 in cash, without interest. Consummation of the Merger is subject to customary conditions and is expected to close on or around August 16, 2010.

Bank Financing

On May 23, 2010, the Company entered into a financing commitment letter (“Commitment Letter”) with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Bank PLC, Barclays Capital, the investment banking division of Barclays Bank PLC, General Electric Capital Corporation, GE Capital Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have agreed, subject to the terms and conditions contained in the Commitment Letter, to provide and/or arrange for (a) $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $800.0 million and a revolving credit facility of $125.0 million; and (b) $305.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if and to the extent that less than $305 million in aggregate principal amount of such notes are issued and sold on or prior to the consummation of the Merger, $305.0 million of senior unsecured loans under a bridge facility.

18.	Subsequent Events

SEC Subpoena

In a letter dated July 13, 2010, the SEC requested that the Company preserve all documents between January 1, 2000 and the present that relate to the Company’s participation in the Medicare home health prospective payment system. On July 16, 2010, the Company received a subpoena from the SEC requesting the production of documents. The Company believes the investigation by the SEC is similar to the SEC’s ongoing investigations and the inquiry from the Senate Finance Committee. The Company plans to comply with the subpoena and cooperate with the investigation. Given the preliminary stage of the SEC investigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On May 23, 2010, the Company entered into an Agreement and Plan of Merger (“Plan of Merger”) with GTO Acquisition Corp., a Delaware corporation wholly-owned by the Company (“Merger Sub”), and Odyssey HealthCare, Inc., a Delaware corporation (“Odyssey”). Upon the terms and conditions set forth in the Plan of Merger, Merger Sub will merge with and into Odyssey with Odyssey continuing as the surviving corporation and as a subsidiary wholly-owned by the Company (“Merger”). Upon consummation of the Merger, each issued and outstanding share of Odyssey common stock will be exchanged for the right to receive $27.00 in cash, without interest. Consummation of the Merger is subject to customary conditions and is expected to close on or around August 16, 2010.

In connection with the Odyssey acquisition, the Company also entered into a financing commitment letter on May 23, 2010 (“Commitment Letter”) with Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Bank PLC, Barclays Capital, the investment banking division of Barclays Bank PLC, General Electric Capital Corporation, GE Capital Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have agreed, subject to the terms and conditions contained in the Commitment Letter, to provide and/or arrange for (a) $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $800.0 million and a revolving credit facility of $125.0 million; and (b) $305.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if and to the extent that less than $305 million in aggregate principal amount of such notes are issued and sold on or prior to the consummation of the Merger, $305.0 million of senior unsecured loans under a bridge facility.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact of recently passed healthcare reform legislation and its subsequent implementation through government regulations;

•	changes in Medicare, Medicaid, and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•

ability to successfully integrate the operations of Odyssey HealthCare, Inc. and other acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010, in Item 1A of PART II of this Quarterly Report on Form 10-Q and in various filings with the SEC. The reader is encouraged to review these risk factors and filings.

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

Overview

Gentiva Health Services, Inc. is a leading provider of home health services and hospice services serving patients through approximately 340 locations located in 39 states.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which represents a $39.5 billion reduction in Medicare home health spending over the next ten years. The bill phases in the reductions over the next eight years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In this regard, CMS has recently proposed several changes to Medicare home health payments in 2011 and 2012 as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Hospice

The Hospice segment serves terminally ill patients in the southeast United States. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

Acquisitions

Effective May 15, 2010, the Company completed its acquisition of the assets and business of United Health Care Group, Inc., a provider of home health services in Louisiana. Total consideration of $6.0 million, excluding transaction costs and subject to post closing adjustments, was paid at the time of closing and was paid from the Company’s existing cash reserves. The acquisition expands the Company’s home health coverage to the majority of the state of Louisiana.

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

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first six months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income.

Pediatric and Adult Hourly Services Disposition

During the first six months of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the six months ended June 28, 2009.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented.

Net Revenues

A summary of the Company’s net revenues by segment follows:

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Home Health	$276.2	$266.6	3.6%	$553.7	$525.3	5.4%
Hospice	20.9	18.2	14.3	40.5	35.9	13.0

Total net revenues	$297.1	$284.8	4.3%	$594.2	$561.2	5.9%

A summary of the Company’s net revenues by payer follows (in millions):

	Second Quarter
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$207.4	$19.4	$226.8	$194.1	$16.7	$210.8
Medicaid and Local Government	17.8	0.8	18.6	22.6	0.7	23.3
Commercial Insurance and Other:
Paid at episodic rates	21.3	—	21.3	19.2	—	19.2
Other	29.7	0.7	30.4	30.7	0.8	31.5

Total net revenues	$276.2	$20.9	$297.1	$266.6	$18.2	$284.8

	First Six Months
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$415.0	$37.6	$452.6	$380.2	$33.0	$413.2
Medicaid and Local Government	36.4	1.6	38.0	48.5	1.3	49.8
Commercial Insurance and Other:
Paid at episodic rates	42.2	—	42.2	35.3	—	35.3
Other	60.1	1.3	61.4	61.3	1.6	62.9

Total net revenues	$553.7	$40.5	$594.2	$525.3	$35.9	$561.2

Net revenues increased by $12.3 million or 4.3 percent for the second quarter of 2010 as compared to the second quarter of 2009. Net revenues increased by $33.0 million or 5.9 percent for the first six months of 2010 as compared to the first six months of 2009.

Incremental net revenues related to businesses acquired in 2009 and 2010 approximated $6.5 million and $10.7 million for the second quarter and first six months of 2010, respectively, as compared to the respective periods of 2009. Net revenues generated from assets that were sold in 2009 and 2010 were $0.1 million for the first six months of 2010 as compared to $1.0 million and $6.5 million for the second quarter and first six months of 2009.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2010 net revenues were $276.2 million, up $9.6 million, or 3.6 percent, from $266.6 million in the prior year period. For the first six months of 2010, net revenues were $553.7 million, up $28.4 million or 5.4 percent, from $525.3 million in the prior year period.

The Company’s episodic revenues grew 7.2 percent and 10.0 percent for the second quarter and first six months of 2010. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Home Health
Medicare	$207.4	$194.1	6.8%	$415.0	$380.2	9.2%
Paid at episodic rates	21.3	19.2	11.2	42.2	35.3	19.5

Total	$228.7	$213.3	7.2%	$457.2	$415.5	10.0%

Episodic revenue growth, excluding the impact of acquisitions completed in 2009 and the first six months of 2010, was 5 percent and 8 percent, respectively for the second quarter and first six months of 2010 compared to the corresponding periods of 2009.

Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Episodes	69,800	67,500	3.4%	142,600	134,300	6.2%
Revenue per episode	$3,280	$3,160	3.8%	$3,210	$3,090	3.9%

Growth in episodes was driven by an increase in admissions of more than 4 percent, from 46,600 admissions in the second quarter of 2009 to 48,600 admissions in the second quarter of 2010 and by more than 7 percent, from 93,500 admissions in the first six months of 2009 to 100,250 admissions in the first six months of 2010. There were approximately 1.4 episodes for each admission during the second quarter and first six months of both the 2009 and 2010 periods. Factors contributing to the improvements in revenue per episode for the second quarter and first six months of 2010 include (i) growth in the Company’s therapy-based specialty programs that have a higher level of reimbursement, (ii) a shift in mix toward higher acuity cases, (iii) a 3.0 percent add-on to Medicare payments for services to patients in rural areas effective April 1, 2010 in which the Company generated approximately 20 percent and 22 percent of its episodic revenue during the second quarter and first six months of 2010, respectively, and (iv) a 2.0 percent market basket update for Medicare home health payments effective January 1, 2010.

In the second quarter of 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 82.8 percent as compared to 80.0 percent for the corresponding period in 2009. In the second quarter of 2010, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 42 percent as compared to 37 percent for the second quarter of 2009.

In the first six months of 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 82.6 percent as compared to 79.1 percent for the corresponding period in 2009. In the first six months of 2010, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 42 percent as compared to 36 percent for the first six months of 2009.

Revenues from Medicaid and Local Government payer sources were $17.8 million and $36.4 million in the second quarter and first six months of 2010, respectively, as compared to $22.6 million and $48.5 million in the second quarter and first six months of 2009, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $29.7 million in the second quarter of 2010 as compared to $30.7 million in the second quarter of 2009. For the first six months of 2010 as compared to the corresponding period of 2009, revenues from Commercial Insurance and Other payer sources were $60.1 million and $61.3 million, respectively.

The disposition in 2009 of the majority of the Company’s assets associated with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other assets associated with Medicaid programs in upstate New York, contributed to the decreases in Medicaid and Local Government revenues of $0.7 million and $4.3 million for the second quarter and first six months of fiscal 2010 and the decreases in Commercial Insurance and Other revenues by $0.2 million and $1.8 million for the second quarter and first six months of fiscal 2010. Additional decreases in the Medicaid and Local Government payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

Hospice

Hospice revenues are derived from all three payer groups. Second quarter and first six months of fiscal 2010 net revenues were $20.9 million and $40.5 million as compared to $18.2 million and $35.9 million in the corresponding periods of 2009. Average daily census was approximately 1,680 and 1,620 in the second quarter and first six months of 2010, an increase of 13 percent and 11 percent compared to the second quarter and first six months of 2009.

Medicare revenues were $19.4 million and $37.6 million in the second quarter and first six months of 2010 as compared to $16.7 million and $33.0 million in the corresponding periods of 2009. Medicaid revenues were $0.8 million and $1.6 million for the second quarter and first six months of 2010, compared to $0.7 million and $1.3 million for the corresponding periods of 2009. Commercial Insurance and Other revenues in the second quarter and first six months were $0.7 million and $1.3 million, compared to $0.8 million and $1.6 million in the corresponding periods of 2009.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gross profit	$161.9	$150.7	$11.2	$318.4	$293.2	$25.2
As a percent of revenue	54.5%	52.9%	1.6%	53.6%	52.2%	1.4%

Gross profit increased by $11.2 million or 7.4 percent for the second quarter of 2010 as compared to the second quarter of 2009. For the first six months of 2010, gross profit increased by $25.2 million or 9.0 percent as compared to the first six months of 2009.

As a percentage of revenues, gross profit of 54.5 percent in the second quarter of 2010 represented a 1.6 percentage point increase as compared to the second quarter of 2009. As a percentage of revenues, gross profit of 53.6 percent in the first six months of 2010 represented a 1.4 percentage point increase as compared to the first six months of 2009. The increase in gross profit percentage was attributable primarily to (i) changes in revenue mix in the Home Health segment, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses, (iii) improved processes and management over various components of cost of services sold, such as mileage expenses and productive materials and (iv) for the second quarter of 2010, favorable trends under the Company’s insurance programs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in 2009. These changes contributed to an overall increase in gross margin within the Home Health segment from 53.6 percent and 52.9 percent in the second quarter and first six months of 2009 compared to 55.2 percent and 54.2 in the second quarter and first six months of 2010.

Gross profit as a percentage of revenues in Hospice increased from 43.5 percent and 42.6 percent in the second quarter and first six months of 2009 to 45.6 percent and 45.3 percent in the second quarter and first six months of 2010. The increase in gross profit percentage was primarily related to the ability to leverage the fixed portion of the direct costs as average daily census increased, as noted above and improved management of direct costs on a per patient day basis.

Gross profit was impacted by depreciation expense of $0.2 million and $0.4 million in the second quarter and first six months in both 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.0 million to $125.5 million for the quarter ended July 4, 2010, as compared to $120.5 million for the quarter ended June 28, 2009, and increased $24.8 million to $264.8 million for the six months ended July 4, 2010, as compared to $240.0 million for the six months ended June 28, 2009. If charges relating to restructuring, merger and acquisition activities, and legal settlements as noted below of $2.5 million and $18.0 million, respectively for the second quarter and first six months of 2010 as compared to $0.6 million and $1.5 million for the second quarter and first six months of 2009 were excluded, the increase in selling, general and administrative expenses would have been 2.6 percent or $3.1 million for the quarter ended July 4, 2010 and 3.5 percent or $8.3 million for the six months ended July 4, 2010 as compared to the quarter and first six months ended June 28, 2009.

The increase of $5.0 million for the second quarter of 2010 as compared to the corresponding period of 2009 was primarily attributable to (i) Home Health segment field selling costs, exclusive of acquisitions, to support higher revenue volume in the 2010 period as compared to the 2009 period ($0.4 million), (ii) incremental costs in the 2010 period associated with acquired operations in Home Health ($1.6 million, including $1.4 million of operating costs and $0.2 million of selling expense), (iii) Hospice field operating and selling expenses to support higher revenue volume including acquired revenue ($0.2 million), (iv) corporate administrative expenses, excluding restructuring and integration costs, as noted below ($2.1 million), (v) restructuring and merger and acquisition costs ($3.3 million, representing the difference between $3.9 million in the second quarter of 2010 and $0.6 million in the second quarter of 2009) and (vi) depreciation and amortization ($0.2 million). These increases in costs were partially offset by decreases in (i) costs associated with home health care branches sold in 2009 ($0.4 million), (ii) lower Home Health segment field operating costs in the 2010 period as compared to the 2009 period ($0.4 million), (iii) a net reduction in charges relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix ($1.4 million), which included a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010 and incremental legal fees of approximately $0.4 million, and (iv) reduction in provision for doubtful accounts ($0.6 million).

The increase of $24.8 million for the first half of 2010 as compared to the corresponding period of 2009 was primarily attributable to (i) the costs for legal settlements of a three year old commercial contractual dispute involving the Company’s former subsidiary CareCentrix and incremental reserves associated with an agreement in principle, subject to final approvals, to resolve the government investigation that began in 2003 relating to the Company’s cost reports for the 1998 to 2000 periods ($13.7 million), (ii) Home Health segment field operating and selling costs, exclusive of acquisitions, to support higher revenue volume in the 2010 period as compared to the 2009 period ($2.0 and $1.7 million, respectively), (iii) incremental costs in the 2010 period associated with acquired operations in Home Health ($3.1 million, including $2.7 million of operating costs and $0.4 million of selling expense), (iv) Hospice field operating and selling expenses to support higher revenue volume including acquired revenue ($0.4 million), (v) corporate administrative expenses, excluding restructuring and merger and acquisition costs, as noted below ($3.2 million), (vi) restructuring and merger and acquisition costs ($2.8 million, representing the difference between $4.3 million in the first six months of 2010 and $1.5 million in the first six months of 2009), and (vii) depreciation and amortization ($0.5 million). These increases in costs were partially offset by decreases in (i) costs associated with home health care branches sold in 2009 ($1.7 million), (ii) equity-based compensation expense ($0.3 million) and (iii) reduction in provision for doubtful accounts ($0.6 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $4.2 million and $8.4 million in the second quarter and first six months of 2010, respectively, as compared to $4.0 million and $7.9 million for the corresponding periods of 2009, respectively.

Gain on Sale of Assets, Net

For the first six months of 2010, the Company recorded a pre-tax gain of approximately $0.1 million, in connection with the sale of assets associated with a home health branch operation in Iowa.

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

Interest Income and Interest Expense and Other

For the second quarter and first six months of fiscal 2010, net interest expense and other was approximately $1.1 million and $2.2 million, consisting primarily of interest expense and other of $1.8 million and $3.5 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $1.3 million, respectively, earned on investments and existing cash balances.

For the second quarter and first six months of fiscal 2009, net interest expense and other was approximately $1.9 million and $4.3 million, respectively, consisting primarily of interest expense and other of $2.7 million and $5.9 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $1.6 million, respectively, earned on investments and existing cash balances. Interest expense and other for the quarter and six months ended June 28, 2009 also included $0.6 and $1.0 million, respectively, of realized losses on the Company’s auction rate securities. The decrease in interest expense and other between the 2010 and 2009 periods related primarily to (i) lower Eurodollar rates in the 2010 periods, (ii) lower outstanding term loan borrowings in the 2010 periods, and (iii) the realized losses on the Company’s auction rate securities for the 2009 periods noted above.

Income from Continuing Operations before Income Taxes

Components of income from continuing operations before income taxes and equity in earnings of affiliate were as follows:

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Operating contribution:
Home Health	$60.9	$51.6	$9.3	$105.6	$97.3	$8.3
Hospice	4.1	2.7	1.4	7.6	4.7	2.9

Total operating contribution	65.0	54.3	10.7	113.2	102.0	11.2

Corporate expenses	(24.3)	(19.9)	(4.4)	(50.8)	(40.5)	(10.3)
Depreciation and amortization	(4.4)	(4.2)	(0.2)	(8.8)	(8.3)	(0.5)
Gain (loss) on sale of assets, net	—	(0.1)	0.1	0.1	5.7	(5.6)
Interest expense and other, net	(1.1)	(1.9)	0.8	(2.2)	(4.3)	2.1

Income for continuing operations before income taxes and equity in earnings of affiliate	$35.2	$28.2	$7.0	$51.5	$54.6	$(3.1)
As a percent of revenue	11.8%	9.9%	1.9%	8.7%	9.7%	-1.0%

Home Health operating contribution included no charges relating to restructuring, legal settlements and merger and acquisition activities for the second quarter of 2010 and $9.5 million for the first six months of 2010 as compared to $0.1 million and $0.5 million for the corresponding periods of 2009.

Hospice operating contribution included charges relating to restructuring activities of $0.1 million for both the second quarter and first six months of 2010. There were no charges relating to restructuring activities for the corresponding periods of 2009.

Corporate administrative expenses included charges relating to restructuring, legal settlements and merger and acquisition activities of $2.4 million and $8.4 million for the second quarter and first six months of 2010 as compared to $0.2 million and $1.0 million for the corresponding periods of 2009.

Income Tax Expense

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax provision of $15.4 million for the second quarter of 2010 and $21.8 million for the six months ended July 4, 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.2 percent for the first six months of 2010 was primarily due to state taxes (approximately 4.9 percent), an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.1 percent) and other items (approximately 0.2 percent) .

The Company recorded a federal and state income tax provision of $11.1 million for the second quarter of 2009 and $19.6 million for the first six months of 2009. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 35.9 percent for the first six months of 2009 was primarily due to the (i) state taxes (approximately 4.9 percent) and (ii) other items (approximately 1.2 percent), offset by the favorable impact of a reduction of the capital loss carryforward valuation allowance (approximately 5.2 percent).

Discontinued Operations, Net of Tax

For the second quarter and first six months of 2010, discontinued operations, net of tax reflected a loss of $1.3 million, or $0.04 per diluted share, and $2.3 million, or $0.08 per diluted share, respectively. For the six month period of 2010, discontinued operations included a pre-tax gain on the sale of the HME and IV businesses of $0.1 million. Discontinued operations, net of tax for the second quarter and first six months of 2009 reflected an operating loss of $0.3 million, or $0.01 per diluted share and $0.4 million or $0.01 per diluted share, respectively.

Net Income

For the second quarter of fiscal 2010, net income was $18.9 million, or $0.62 per diluted share, compared with net income of $17.1 million, or $0.58 per diluted share, for the corresponding period of 2009. For the first six months of fiscal 2010, net income was $28.2 million, or $0.92 per diluted share, compared with net income of $35.1 million, or $1.19 per diluted share, for the first six months of fiscal 2009.

Net income for the second quarter of 2010 included (A) income from continuing operations of $20.2 million, or $0.66, per diluted share and (B) loss from discontinued operations of $1.3 million or $0.04 per diluted share. Income from continuing operations for the second quarter was impacted by charges relating to restructuring, legal settlements and merger and acquisition activities of $2.5 million, or $0.08 per diluted share, relating to (i) a net reduction in charges related to legal settlements of $1.4 million which included a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010, and incremental legal fees of approximately $0.4 million, both relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) pre-tax restructuring charges of $1.9 million and (iii) pre-tax merger and acquisition costs of $2.0 million, primarily relating to the pending acquisition of Odyssey HealthCare, Inc.

Net income for the first six months of 2010 included (A) income from continuing operations of $30.5 million, or $1.00, per diluted share and (B) loss from discontinued operations of $2.3 million or $0.08 per diluted share. Income from continuing operations for the first six months was impacted by charges relating to restructuring, legal settlements and merger and acquisition activities of $18.0 million, or $0.37 per diluted share, relating to (i) a net charges related to legal settlements of $13.7 million or $0.29 per diluted share relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix and charges in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods, (ii) pre-tax charges of $2.3 million, or $0.04 per diluted share for the first six months of 2010 associated with restructuring activities, and (iii) costs of $2.0 million or $0.04 per diluted share, in merger and acquisition activities relating to the pending Odyssey acquisition.

Net income for the second quarter and first six months of 2009 included (A) income from continuing operations of $17.4 million, or $0.59 per diluted share and $35.5 million, or $1.20 per diluted share, respectively, and (B) loss from discontinued operations of $0.3 million, or $0.01 per diluted share and $0.4 million, or $0.01 per diluted share, respectively.

Net income for the second quarter and first six months of 2009 included (i) a pre-tax charge of $0.6 million, or $0.01 per diluted share, and $1.5 million or $0.03 per diluted share, respectively, associated with restructuring and integration activities, and (ii) for the six month period, a pre-tax gain of $5.7 million, or $0.19 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services.

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

In connection with the Odyssey acquisition, the Company also entered into a financing commitment letter with Bank of America, N.A. and other parties dated May 23, 2010, to provide and/or arrange for (a) $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $800.0 million and a revolving credit facility of $125.0 million; and (b) $305.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if and to the extent that less than $305 million in aggregate principal amount of such notes are issued and sold on or prior to the consummation of the Merger, $305.0 million of senior unsecured loans under a bridge facility. See also Note 17.

During the first six months of 2010, cash provided by operating activities was $48.0 million. In addition, the Company received net proceeds of $8.8 million principally from the sale of its HME and IV businesses and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $5.6 million. In the first six months of 2010, the Company used $5.0 million for the repayment of debt, $5.6 million for capital expenditures, $8.5 million for acquisition of businesses and $5.0 million for repurchases of common stock.

Net cash provided by operating activities decreased by $1.5 million, from $49.5 million for the first six months of 2009 to $48.0 million in the first six months of 2010. The decrease was primarily driven by decreases in net cash provided by operations prior to changes in assets and liabilities ($4.4 million) and prepaid expenses and other current assets ($7.6 million) offset by improvements in accounts receivables ($9.8 million), increases in current liabilities ($0.4 million) and other ($0.3 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Six Months Ended
	July 4, 2010	June 28, 2009	Variance
OPERATING ACTIVITIES:
Net income	$28,244	$35,117	$(6,873)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	8,807	11,145	(2,338)
Amortization of debt issuance costs	614	681	(67)
Provision for doubtful accounts	4,903	4,045	858
Equity-based compensation expense	3,191	3,466	(275)
Windfall tax benefits associated with equity-based compensation	(711)	(585)	(126)
Realized loss on auction rate securities	—	1,000	(1,000)
Gain on sale of assets and businesses, net	(169)	(5,747)	5,578
Equity in net earnings of affiliate	(763)	(541)	(222)
Deferred income tax expense	1,542	1,458	84

Total cash provided by operations prior to changes in assets and liabilities	$45,658	$50,039	$(4,381)

The $4.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2009 and 2010 periods is primarily related to reductions in net income after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Six Months Ended
	July 4, 2010	June 28, 2009	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(3,015)	$481	$(3,496)
Payroll and related taxes	1,241	90	1,151
Deferred revenue	3,790	4,981	(1,191)
Medicare liabilities	8,620	(371)	8,991
Obligations under insurance programs	2,401	(1,569)	3,970
Other accrued expenses	(10,844)	(1,776)	(9,068)

Total changes in current liabilities	$2,193	$1,836	$357

The primary drivers for the $0.4 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a negative impact of $3.5 million, between the 2009 and 2010 reporting periods, primarily related to the disposition of the Company’s HME and IV businesses and timing of payments.

•	Payroll and related taxes, which had a positive impact of $1.2 million between the 2009 and 2010 reporting periods.

•	Deferred revenue, which had a negative impact of $1.2 million between the 2009 and 2010 reporting periods.

•

Medicare liabilities, which had a positive impact of $9.0 million between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $4.0 million between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges recorded in the first six months of 2010 compared to 2009.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $9.1 million between the 2009 and 2010 reporting periods, due primarily to increases in payments under the Company’s incentive compensation programs in 2010 and timing of income tax payments.

Working capital at July 4, 2010 was approximately $233 million, an increase of $35 million, as compared to approximately $198 million at January 3, 2010, primarily due to:

•	a $39 million increase in cash and cash equivalents;

•	an $11 million increase in prepaid expenses and other current assets; offset by

•

a $4 million decrease in current liabilities, consisting of decreases in accounts payable ($3 million), current portion of long-term debt ($5 million) and other accrued expenses ($12 million), partially offset by increases in Medicare liabilities ($9 million), deferred revenue ($4 million), obligations under insurance programs ($2 million) and in payroll and related taxes ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities; and

•	a $14 million decrease in accounts receivable;

•	a $3 million decrease in deferred tax assets;

•	a $2 million decrease in current assets held for sale as a result of the completion of the sale of the Company’s HME and IV businesses effective February 1, 2010.

Days Sales Outstanding (“DSO”) relating to continuing operations as of July 4, 2010 were 51 days, a decrease of three days from January 3, 2010, primarily related to strong cash collections during the second quarter as well as the release of held Medicare billing pending the receipt of the tie-in notice from the Centers for Medicare and Medicaid Services (“CMS”) associated with acquisitions completed in late 2009.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 39 days at July 4, 2010 and 43 days at January 3, 2010.

Accounts receivable attributable to major payer sources of reimbursement at July 4, 2010 and January 3, 2010 were as follows (in thousands):

	July 4, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$123,891	$109,978	$8,452	$3,610	$1,851
Medicaid and Local Government	12,618	10,061	999	1,091	467
Commercial Insurance and Other	38,539	28,171	5,151	3,226	1,991
Self - Pay	3,863	953	1,274	1,052	584

Gross Accounts Receivable	$178,911	$149,163	$15,876	$8,979	$4,893

	January 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$126,927	$106,774	$13,530	$4,937	$1,686
Medicaid and Local Government	16,465	12,867	1,686	1,454	458
Commercial Insurance and Other	44,312	34,127	5,518	3,512	1,155
Self - Pay	3,792	1,523	1,224	836	209

Gross Accounts Receivable	$191,496	$155,291	$21,958	$10,739	$3,508

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Second Quarter Ended
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	75%	93%	77%	73%	92%	74%
Medicaid and Local Government	6	4	6	8	4	8
Commercial Insurance and Other:
Paid at episodic rates	8	—	7	7	—	7
Other	11	3	10	12	4	11

Total net revenues	100%	100%	100%	100%	100%	100%

	Six Months Ended
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	75%	93%	76%	72%	92%	74%
Medicaid and Local Government	6	4	7	9	4	9
Commercial Insurance and Other:
Paid at episodic rates	8	—	7	7	—	6
Other	11	3	10	12	4	11

Total net revenues	100%	100%	100%	100%	100%	100%

Effective January 1, 2010, CMS implemented payment updates for Medicare home health which represented a net increase in reimbursement of approximately 1.8 percent, consisting of (i) a 2.0 percent market basket update, (ii) a modification to the home health outlier policy with a related increase in home health base rates of 2.5 percent and (iii) a 2.75 percent reduction in home health system payment rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), representing the third year of a four year phase-in. In addition, as a result of the recent passage of the Affordable Care Act a 3.0 percent add-on to Medicare payments made for home health services to patients in rural areas has been implemented effective April 1, 2010. During the first six months of 2010, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

Effective October 1, 2009, CMS implemented a net 1.4 percent increase in payments to hospices serving Medicare beneficiaries.

On July 16, 2010, CMS announced proposed changes to Medicare home health payments for calendar year 2011 and 2012 which, if implemented, would represent a net decrease in reimbursement of approximately 4.75 percent. The proposed reimbursement changes consist of (i) a 2.4 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) fractional benefits resulting from the fourth quarter of the rural add-on provision which was implemented on April 1, 2010 (an incremental 0.15 percent) and wage index updates and (v) a case mix creep adjustment of 3.79 percent, instead of the expected reduction of 2.71 percent. In addition, CMS proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. The CMS proposal is subject to a comment period, with a final rule expected to be issued during the fourth quarter of 2010. CMS also finalized Medicare hospice rates for the year beginning October 1, 2010, establishing an increase of 1.8 percent, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent reduction due to the second year of a seven year phase-in of the budget neutrality adjustment factor.

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

In a letter dated July 13, 2010, the SEC requested that the Company preserve all documents between January 1, 2000 and present that relate to the Company’s participation in the Medicare home health prospective payment system. On July 16, 2010, the Company received a subpoena from the SEC requesting the production of documents. The Company believes the investigation by the SEC is similar to the SEC’s ongoing investigations and the inquiry from the Senate Finance Committee. The Company plans to comply with the subpoena and cooperate with the investigation.

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

The Company had outstanding term loan borrowings of $232.0 million and $237.0 million as of July 4, 2010 and January 3, 2010, respectively; as of such dates, there were no outstanding borrowings under the revolving credit facility and outstanding letters of credit were $35.0 million. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of July 4, 2010, the Company’s unused and available credit line approximated $45.0 million.

The credit agreement requires the Company to meet certain financial tests. These tests include a consolidated leverage ratio and a consolidated interest coverage ratio. The credit agreement also contains additional covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions; (ii) create liens on its property; (iii) incur additional debt obligations; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) dispose of property; (vi) make capital expenditures; and (vii) pay dividends or acquire capital stock of the Company or its subsidiaries. As of July 4, 2010, the Company was in compliance with all covenants in the credit agreement. As of July 4, 2010, the consolidated leverage ratio was 1.5.

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

The Company is also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the total revolving credit commitment and the total outstanding borrowings and letters of credit. The interest rate on term loan borrowings averaged 2.1 percent and 2.0 percent per annum for the second quarter and first six months of 2010, respectively, and 2.6 percent and 2.8 percent per annum for the second quarter and first six months of 2009, respectively. The interest rate on term loan borrowings approximated 2.1 percent per annum at July 4, 2010.

The Company also had outstanding surety bonds of $1.3 million and $3.2 million at July 4, 2010 and January 3, 2010, respectively.

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

Capital Expenditures

The Company’s capital expenditures for the six months ended July 4, 2010 were $5.6 million as compared to $12.4 million for the six months ended June 28, 2009. Capital expenditures associated with the Company’s HME and IV business for the first six months of 2010 were $0.3 million and $2.7 million for the first six months of 2009. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for fiscal 2010. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $191.1 million as of July 4, 2010, including operating funds of approximately $5.1 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for partial episode payments and prior year cost report settlements will be made periodically through 2010. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the six months ended July 4, 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. The Company’s credit agreement provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of July 4, 2010, the Company had outstanding borrowings of $232.0 million under the term loan of the credit agreement. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at July 4, 2010 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$232,000	$—	$232,000	$—	$—
Interest payments (1)	13,289	4,832	8,457	—	—
Capital lease obligations	741	446	295	—	—
Operating lease obligations	75,659	25,679	35,867	11,914	2,199
Purchase obligations	3,882	2,588	1,294	—	—

Total	$325,571	$33,545	$277,913	$11,914	$2,199

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At July 4, 2010, the interest rate on the Company’s term loan borrowings approximated 2.1 percent per annum.
(2)	The table excludes $0.9 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the guidance for uncertain tax positions.

During the six months ended July 4, 2010, the Company made a $5.0 million prepayment on its term loan. The Company had total letters of credit outstanding of approximately $35.0 million at July 4, 2010 and January 3, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $1.3 million and $3.2 million at July 4, 2010 and January 3, 2010, respectively.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the credit agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of July 4, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $232.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $2.3 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA, six years under the New York statute and two years under the North Carolina statute.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties, and damages going back three years on the FLSA claim and four years on the state wage and hour claims.

Given the preliminary stage of the Rindfleisch and Wilkie lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings. The Company intends to defend itself vigorously in these lawsuits.

Three putative class action lawsuits have been filed in connection with the Company’s proposed acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. All three lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the related Agreement and Plan of Merger and an award of all costs, including reasonable attorneys’ fees. The Pompano Beach Police & Firefighters’ suit also seeks additional proxy disclosure regarding the Merger. The Company believes that these lawsuits are without merit and intends to vigorously defend itself; however, there can be no assurance that the Company will be successful in its defense.

See also Note 14 to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Our Company is subject to certain risks as disclosed in PART I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. The following new risk factors should be read in conjunction with those risk factors previously disclosed:

Our growth strategy, including the effective integration of strategic ventures and acquisitions, may not be successful and could have a material adverse effect on our revenues, cash flows, liquidity and results of operations.

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions such as our proposed acquisition of Odyssey. Future revenue growth and improved financial performance cannot be assured, as it is subject to various risk factors, including:

•	the effects of competition;

•	the uncertainty as to levels of Medicare, Medicaid and private health insurance reimbursement;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms; and

•	our ability to effectively integrate acquired businesses.

The process of integrating any acquired business, including, following its anticipated acquisition, Odyssey, involves risks. These risks include, but are not limited to:

•	demands on management related to the increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company’s accounting systems and policies to ours;

•

retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

•	integrating management information systems with ours; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate any acquired business, including, following its anticipated acquisition, Odyssey, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such business. In addition, acquisitions could result, and completion of the anticipated acquisition of Odyssey will result, in the incurrence of additional debt and related interest expense, contingent liabilities, and depreciation and amortization expenses related to tangible and intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flows.

We may not be able to achieve the estimated future cost savings expected to be realized as a result of our proposed acquisition of Odyssey or any future acquisitions. Failure to achieve such estimated future cost savings could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from our proposed acquisition of Odyssey or other future acquisitions, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies, and revenue enhancements in connection with any acquisition may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to such acquisition, which may offset the cost savings and other synergies from the acquisition;

•	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Anticipated cost savings in connection with a proposed acquisition reflect estimates and assumptions made by our management as to the benefits and associated expenses and capital spending with respect to our cost savings initiatives, and it is possible that these estimates and assumptions may not ultimately reflect actual results. In addition, these estimated cost savings may not actually be achieved in the timeframe anticipated or at all. If we fail to realize anticipated cost savings, synergies, or revenue enhancements in connection with our proposed acquisition of Odyssey or other future acquisitions, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

We have incurred significant indebtedness, and, upon the expected completion of our proposed acquisition of Odyssey, we would incur substantial additional indebtedness which can materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

At July 4, 2010, our indebtedness under the senior term loan under our credit facility was $232.0 million. We expect to refinance this indebtedness and incur approximately $1.1 billion aggregate principal amount of new indebtedness in connection with the anticipated consummation of our proposed acquisition of Odyssey, following which we would be highly leveraged. Our high degree of leverage could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	increasing our vulnerability to adverse changes in general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged than we are.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, regulatory and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be able to provide sufficient proceeds to meet these obligations or to execute our business strategy successfully. As a result of this indebtedness and additional indebtedness we may incur, demands on our cash resources would increase, which could affect our liquidity, financial condition and results of operations, which could negatively affect the market price of our common stock.

The Senate Finance Committee is conducting an inquiry into certain of our practices, and the SEC has commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System.

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from us regarding our Medicare utilization rates and amount of therapy services furnished to each beneficiary. The letter was sent to all of the publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between CMS home health policies and the utilization rates of some home health agencies. As part of our initial production of documents, on May 26, 2010 the Senate Finance Committee requested supplemental information relating to our compliance program, policies and procedures and billing manuals. We have responded to these requests. Additionally, on July 13, 2010, the SEC informed us that it has commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System and, on July 16, 2010, we received a subpoena from the SEC requesting certain documents in connection with its investigation. We are in the process of responding to the SEC’s request.

Given the preliminary stage of both the Senate Finance Committee inquiry and the SEC investigation, we are unable to assess the probable outcome or potential liability, if any, arising from either matter. There can be no assurances that we will not experience negative publicity with respect to these matters or that additional investigations by other government agencies may not be initiated for which we could incur fines or other losses as a result, including a reduction in reimbursement for certain services we perform.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Equity Securities (1) (2)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April (4/5/10 - 5/9/10)	119,385	$28.49	119,385	214,433
May (5/10/10 - 6/6/10)	33,865	28.46	33,865	180,568
June (6/7/10 - 7/4/10)	—	—	—	180,568

Total	153,250	$28.48	153,250

(1)	On April 1, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. As of the end of the period covered by this table, 1,319,432 shares had been repurchased.

(2)	The Company incurred a commission cost of $0.04 per share repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Employee Stock Purchase Plan, as amended. (5) +

10.2	Executive Officers Bonus Plan, as amended. *+

10.3	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007. *+

10.4	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010. *+

10.5	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010. *+

10.6	Summary Sheet of Company compensation to non-employee directors, effective May 13, 2010. *+

10.7	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva Health Services, Inc., GTO Acquisition Corp. and Odyssey HealthCare, Inc. (6)

10.8	Financing Commitment Letter dated May 23, 2010 among Gentiva Health Services, Inc., Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Bank PLC, Barclays Capital, General Electric Capital Corporation, GE Capital Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-8 filed May 27, 2010 (Reg. No. 333-167127).

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: July 30, 2010	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: July 30, 2010	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

10.1	Employee Stock Purchase Plan, as amended. (5) +

10.2	Executive Officers Bonus Plan, as amended. *+

10.3	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007. *+

10.4	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010. *+

10.5	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010. *+

10.6	Summary Sheet of Company compensation to non-employee directors, effective May 13, 2010. *+

10.7	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva Health Services, Inc., GTO Acquisition Corp. and Odyssey HealthCare, Inc. (6)

10.8	Financing Commitment Letter dated May 23, 2010 among Gentiva Health Services, Inc., Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC, Barclays Bank PLC, Barclays Capital, General Electric Capital Corporation, GE Capital Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-8 filed May 27, 2010 (Reg. No. 333-167127).

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement