Form 10-Q
period 2010-10-03
GENTIVA HEALTH SERVICES INC
filed 2010-11-12
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

The number of shares outstanding of the registrant’s Common Stock, as of November 4, 2010, was 29,875,250.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	October 3, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$81,670	$152,410
Receivables, less allowance for doubtful accounts of $11,494 and $9,304 at October 3, 2010 and January 3, 2010, respectively	275,883	182,192
Deferred tax assets	34,409	17,205
Prepaid expenses and other current assets	46,555	13,904
Current assets held for sale	—	2,549

Total current assets	438,517	368,260
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	25,618	24,336
Fixed assets, net	83,363	65,913
Intangible assets, net	377,329	251,793
Goodwill	1,085,066	299,534
Non-current assets held for sale	—	8,689
Other assets	83,351	24,410

Total assets	$2,118,244	$1,067,935

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$38,750	$5,000
Accounts payable	13,636	8,982
Payroll and related taxes	33,843	23,463
Deferred revenue	41,096	36,359
Medicare liabilities	29,315	7,525
Obligations under insurance programs	59,709	41,636
Accrued nursing home costs	28,878	1,060
Other accrued expenses	78,331	45,985

Total current liabilities	323,558	170,010
Long-term debt	1,036,250	232,000
Deferred tax liabilities, net	112,902	73,259
Other liabilities	27,333	21,503
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 30,456,140 and 29,936,893 shares at October 3, 2010 and January 3, 2010, respectively	3,046	2,994
Additional paid-in capital	368,521	355,429
Retained earnings	256,575	220,239
Treasury stock, 641,468 and 466,468 shares at October 3, 2010 and January 3, 2010, respectively	(12,484)	(7,499)

Total Gentiva shareholders’ equity	615,658	571,163
Noncontrolling interests	2,543	—

Total equity	618,201	571,163

Total liabilities and equity	$2,118,244	$1,067,935

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net revenues	$387,833	$281,234	$982,063	$842,436
Cost of services sold	189,980	136,332	465,819	404,357

Gross profit	197,853	144,902	516,244	438,079
Selling, general and administrative expenses	(171,710)	(119,668)	(436,481)	(359,701)
Gain on sale of assets, net	—	—	103	5,747
Interest income	663	687	1,977	2,305
Interest expense and other	(13,443)	(1,985)	(16,957)	(7,865)

Income from continuing operations before income taxes and equity in net earnings of affiliate	13,363	23,936	64,886	78,565
Income tax expense	(4,996)	(8,927)	(26,753)	(28,561)
Equity in net earnings of CareCentrix	518	238	1,281	779

Income from continuing operations	8,885	15,247	39,414	50,783
Discontinued operations, net of tax	(660)	158	(2,945)	(261)

Net income	8,225	15,405	36,469	50,522
Less: Net income attributable to the noncontrolling interests	(133)	—	(133)	—

Net income attributable to Gentiva shareholders	$8,092	$15,405	$36,336	$50,522

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.29	$0.52	$1.32	$1.75
Discontinued operations, net of tax	(0.02)	0.01	(0.10)	(0.01)

Net income attributable to Gentiva shareholders	$0.27	$0.53	$1.22	$1.74

Weighted average shares outstanding	29,808	29,154	29,747	29,019

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.29	$0.51	$1.29	$1.71
Discontinued operations, net of tax	(0.02)	0.01	(0.10)	(0.01)

Net income attributable to Gentiva shareholders	$0.27	$0.52	$1.19	$1.70

Weighted average shares outstanding	30,438	29,800	30,547	29,648

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$8,752	$15,247	$39,281	$50,783
Discontinued operations, net of tax	(660)	158	(2,945)	(261)

Net income	$8,092	$15,405	$36,336	$50,522

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	October 3, 2010	September 27, 2009
OPERATING ACTIVITIES:
Net income	$36,469	$50,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,774	16,705
Amortization of debt issuance costs	2,054	952
Provision for doubtful accounts	7,458	6,307
Equity-based compensation expense	4,624	4,140
Windfall tax benefits associated with equity-based compensation	(714)	(743)
Realized loss on auction rate securities	—	1,000
Gain on sale of assets and businesses, net	(169)	(5,747)
Equity in net earnings of CareCentrix	(1,281)	(779)
Deferred income tax expense	(5,456)	5,015
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	22,132	(4,441)
Prepaid expenses and other current assets	(12,662)	(4,495)
Accounts payable	4,664	(130)
Payroll and related taxes	(14,458)	6,865
Deferred revenue	4,737	6,694
Medicare liabilities	9,329	(187)
Obligations under insurance programs	2,359	(1,098)
Accrued nursing home costs	12,186	(2)
Other accrued expenses	(70)	(5,525)
Other, net	5,673	813

Net cash provided by operating activities	91,649	75,866

INVESTING ACTIVITIES:
Purchase of fixed assets	(9,309)	(18,157)
Proceeds from sale of assets and businesses	8,796	6,219
Acquisition of businesses, net of cash acquired	(834,919)	(10,325)
Sale of short-term investments available-for-sale	—	7,000

Net cash used in investing activities	(835,432)	(15,263)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,968	9,228
Windfall tax benefits associated with equity-based compensation	714	743
Proceeds from issuance of debt	1,075,000	—
Borrowings under revolving credit facility	30,000	—
Repayment of borrowings under revolving credit facility	(30,000)	—
Repayment of long-term debt	(237,000)	(14,000)
Repayment of Odyssey long-term debt	(108,822)	—
Debt issuance costs	(58,324)	—
Repurchase of common stock	(4,985)	(4,813)
Repayment of capital lease obligations	(508)	(664)

Net cash provided by (used in) financing activities	673,043	(9,506)

Net change in cash and cash equivalents	(70,740)	51,097
Cash and cash equivalents at beginning of period	152,410	69,201

Cash and cash equivalents at end of period	$81,670	$120,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,230	$7,067
Income taxes paid	$35,196	$27,359

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Background and Basis of Presentation

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health services and hospice care throughout most of the United States. The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment and (ii) its Hospice segment.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 4 and 11 for additional information about the acquisition and related financing. The impact of the acquisition and related financing agreements is reflected in the Company’s fiscal 2010 results of operations and financial condition from the acquisition closing date, August 17, 2010.

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

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Form 8-K/A filed on October 20, 2010, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statements of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which the Company owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated. Following the Odyssey acquisition, the Company has adopted a change to a calendar year reporting period, effective for the fourth quarter of 2010, from its current fiscal year reporting period. As such, the fourth quarter for 2010 will end on December 31st instead of January 2nd under its prior fiscal year end reporting calendar.

2.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 10-06 did not have a material impact and the additional requirements effective for fiscal years beginning after December 15, 2010 are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company had operating funds of approximately $5.1 million and $5.5 million at October 3, 2010 and January 3, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

At October 3, 2010 and January 3, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of CareCentrix is between 20 percent and 50 percent as well as through the Company’s representation on the CareCentrix’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in CareCentrix in the accompanying consolidated balance sheets.

At October 3, 2010 and January 3, 2010, the Company had assets of $24.2 million and $20.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Inventory

Inventories are stated at the lower of cost or market utilizing the specific identification method. At January 3, 2010, the Company’s inventory was approximately $2.4 million and related primarily to products utilized in the Company’s HME and IV businesses, which were classified in current assets held for sale. The Company carried no inventory at October 3, 2010.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement.

As of October 3, 2010 and January 3, 2010, fixed assets, net were $83.4 million and $65.9 million, respectively, and included deferred software development costs of $34.7 million and $37.0 million, respectively, primarily related to the Company’s LifeSmart clinical management system. The Company depreciates its clinical management software on a straight-line basis utilizing a seven year useful life, at the time that the technology becomes available for its intended use within a specific branch. Depreciation expense, relating to this item, approximated $0.2 million and $0.6 million for the third quarter and first nine months of fiscal 2010, respectively.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement utilizing an effective interest rate methodology. The Company had unamortized debt issuance costs of $57.0 million at October 3, 2010 and $2.7 million at January 3, 2010, recorded in other assets in the Company’s consolidated balance sheets.

Home Medical Equipment

As of October 3, 2010 and January 3, 2010, the net book value of home medical equipment was approximately $1.7 million and $1.9 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business, which are included in fixed assets, net in the Company’s consolidated balance sheets. Net book value of home medical equipment utilized in the Company’s HME and IV businesses approximated $3.7 million at January 3, 2010, which was reflected in non-current assets held for sale in the Company’s consolidated balance sheet.

Obligations Under Self Insurance Programs

Workers’ compensation and professional and general liability expenses were $4.1 million and $13.0 million for the third quarter and first nine months of 2010, respectively, as compared to $4.4 million and $11.4 million for the corresponding periods of 2009.

Employee health and welfare expenses were $17.2 million and $42.3 million for the third quarter and first nine months of 2010, respectively, as compared to $12.6 million and $39.7 million for the corresponding periods of 2009.

Nursing Home Costs

        For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of income.

4.	Acquisitions and Dispositions

Acquisitions

Odyssey HealthCare, Inc.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million relating to transaction costs incurred by Odyssey, of which $10.8 million has been paid, as of October 3, 2010.

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, exclusive of debt issuance costs, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, exclusive of debt issuance costs, and (iii) existing cash balances of $36.8 million. In addition, the Company incurred transaction costs of approximately $23.5 million during the nine months ended October 3, 2010 (of which approximately $21.5 million was recorded in the three months then ended) which are reflected as selling, general and administrative expenses in the Company’s consolidated statements of income. In connection with the new senior secured credit agreement and the issuance of the senior unsecured notes, the Company incurred debt issuance costs of approximately $58.3 million which were capitalized and reflected in other assets on the Company’s consolidated balance sheet at October 3, 2010.

The financial results of Odyssey are included in the Company’s consolidated financial statements from the acquisition date. The purchase price for the acquisition was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Estimated fair values were based on various valuation methodologies, including market studies and a replacement cost method for fixed assets, an income approach using primarily discounted cash flow techniques for amortizable intangible assets, a cost approach considering both replacement cost and opportunity cost methods for indefinite-lived intangible assets and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. For certain other assets and liabilities, including accounts payable and other accrued liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,269
Accounts receivable	123,281
Deferred tax assets	11,390
Fixed assets	18,119
Identifiable intangible assets	126,500
Goodwill	780,986
Other assets	18,354

Total assets acquired	1,226,899
Accounts payable and accrued liabilities	(112,228)
Short-term and long-term debt	(108,822)
Deferred tax liability	(25,246)

Total liabilities assumed	(246,296)
Noncontrolling interest	(2,410)

Net assets acquired	$978,193

The valuation of the intangible assets by component and their respective useful life are as follows (in thousands):

	Hospice	Useful Life
Intangible assets:
Tradenames	$16,600	5-10 Years
Covenants not to compete	15,400	2-3 Years
Medicare licenses and certificates of need	94,500	Indefinite

Total	$126,500

Goodwill	$780,986

Goodwill has been assigned to the Company’s Hospice segment for reporting purposes. The Company expects approximately 5 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

The following provides summarized unaudited financial information for Odyssey for the period August 17, 2010 through October 3, 2010, as indicated below (in thousands):

For the Period from August 17 - October 3, 2010
Net revenue	$94,200
Gross profit	$42,300
Net income attributable to Gentiva shareholders	$2,100

The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at December 29, 2008, the beginning of the first quarter of 2009. The pro forma results presented below for the three months ended October 3, 2010 combine the results of the Company for such period and the historical results of Odyssey from July 1 through August 16, 2010. The pro forma results presented below for the nine months ended October 3, 2010 combine the results of the Company for such period and the historical results of Odyssey from January 1 through August 16, 2010. The pro forma results presented below for the three months and nine months ended September 27, 2009 combine the results of the Company for such periods and the historical results of Odyssey for the respective three month and nine month periods (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net revenues	$478,895	$456,468	$1,420,848	$1,355,497
Net income attributable to Gentiva shareholders	14,856	11,095	48,895	39,111
Earnings per common share:
Basic	$0.50	$0.38	$1.64	$1.35
Diluted	$0.49	$0.37	$1.60	$1.32
Weighted average shares outstanding:
Basic	29,808	29,154	29,747	29,019
Diluted	30,438	29,800	30,547	29,648

The pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.9 percent, (ii) income tax provision using an effective tax rate of 39.9 percent, and (iii) amortization of incremental identifiable intangible assets, and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2010 and 2009 reporting periods.

Other Acquisitions

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

Name of Agency	Acquisition Date	Geographic Service Area

Mid-State Home Health Agency	June 20, 2009	Central Louisiana

Nicholas County Home Health Agency	July 1, 2009	West Virginia

Magna Home Health	August 22, 2009	Central Mississippi / Western Alabama

The financial results of the acquired operations are included in the Company’s consolidated financial statements from the respective acquisition date. The purchase price for all acquisitions was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired is recorded as goodwill. The Company has determined the estimated fair values based on discounted cash flows and management’s valuation of the intangible assets acquired.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first nine months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income. Transaction costs of $0.7 million consisted primarily of professional fees and expenses.

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

There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Accounts receivable and liabilities associated with the HME and IV businesses approximated $11 million and $3 million, respectively, as of the date of sale. The Company retained accounts receivable, net associated with these businesses of approximately $0.4 million at October 3, 2010 and $10.2 million at January 3, 2010.

HME and IV net revenues and operating results for the periods presented were as follows (in thousands):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net revenues	$—	$14,358	$3,956	$40,176

Income (loss) before income taxes	$(1,175)	$244	$(6,607)	$(405)
Gain on sale of business	—	—	66	—
Income tax benefit (expense)	515	(86)	3,596	144

Discontinued operations, net of tax	$(660)	$158	$(2,945)	$(261)

Depreciation and amortization expense relating to discontinued operations amounted to $1.3 million and $4.1 million for the third quarter and first nine months of 2009, respectively. The Company recorded no depreciation and amortization expense relating to the first nine months of 2010 as the assets were treated as held-for-sale at January 3, 2010, in accordance with applicable guidance.

Upon the designation of these businesses as held for sale in the fourth quarter of 2009, the assets of the businesses were recorded at the lower of their carrying value or their estimated fair value less costs to sell. The Company performed a goodwill impairment test which indicated an impairment of the goodwill associated with these businesses and recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, net of tax in the Company’s consolidated statement of income for the fourth quarter of 2009.

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets, net in the Company’s consolidated statement of income for the nine months ended October 3, 2010.

Pediatric and Adult Hourly Services Disposition

During the first nine months of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income for the nine months ended September 27, 2009.

5.	Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for notes receivable from CareCentrix and long-term debt. The fair values for notes receivable from CareCentrix and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	October 3, 2010				January 3, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,466	$—	$—	$49,466	$79,919	$—	$—	$79,919
Rabbi Trust	24,207	—	—	24,207	19,980	—	—	19,980

Total assets	$73,673	$—	$—	$73,673	$99,899	$—	$—	$99,899

Liabilities:
Payables to plan participants	$24,207	$—	$—	$24,207	$19,980	$—	$—	$19,980

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

At the beginning of fiscal 2009, the Company held auction rate securities with par value of $13 million classified as long-term investments with an estimated fair value of 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. During the first nine months of fiscal 2009, the Company (i) sold $3.0 million of auction rate securities at 85 percent of par and (ii) sold $5.0 million of auction rate securities at 89 percent of par. In connection with these transactions, the Company recognized an impairment loss of approximately $1.0 million for the first nine months of 2009, which was reflected in interest expense and other in the Company’s consolidated statement of income. For the first nine months of 2009, changes in fair value of the Company’s Level 3 financial assets were as follows (in thousands):

Total
Balance at December 28, 2008	$11,050
Unrealized gain in other comprehensive income	950
Settlements	(7,000)

Balance at September 27, 2009	$5,000

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	October 3, 2010		January 3, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,000	$25,000	$26,000
Liabilities:
Long-term debt	$1,075,000	$1,099,600	$232,000	$216,900

The estimated fair value of the note receivable from CareCentrix was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note’s annual income stream plus (ii) the return of the invested principal using a maturity date of March 25, 2014 (see Note 7), after considering assumptions relating to risk factors and economic conditions.

In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in millions):

	Third Quarter			First Nine Months
	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Medicare:
Home Health	$205.4	$190.0	8.1%	$620.4	$570.2	8.8%
Hospice	107.5	17.3	520.7	145.2	50.3	188.3

Total Medicare	312.9	207.3	50.9	765.6	620.5	23.4
Medicaid and Local Government	22.1	22.1	0.1	60.1	71.9	(16.5)
Commercial Insurance and Other:
Paid at episodic rates	22.0	20.6	6.5	64.2	56.0	14.7
Other	30.8	31.2	(1.2)	92.2	94.0	(1.9)

Total Commercial Insurance and Other	52.8	51.8	1.9	156.4	150.0	4.3

Total net revenues	$387.8	$281.2	37.9%	$982.1	$842.4	16.6%

For the third quarter and first nine months of 2010, the Company recorded hospice Medicare cap expense of $1.7 million which is reflected in net revenues in the Company’s consolidated statements of income. As of October 3, 2010, the Company had Medicare cap liability of $13.3 million, which was reflected in Medicare liabilities in the Company’s consolidated balance sheet.

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	October 3, 2010	January 3, 2010
Medicare	$202,922	$126,927
Medicaid and Local Government	36,130	16,465
Commercial Insurance and Other	48,325	48,104

Gross accounts receivable	287,377	191,496
Less: Allowance for doubtful accounts	(11,494)	(9,304)

Net accounts receivable	$275,883	$182,192

Net accounts receivable associated with the Company discontinued operations were approximately $0.4 million and $10.2 million at October 3, 2010 and January 3, 2010, respectively. The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $4.4 million and $3.8 million as of October 3, 2010 and January 3, 2010, respectively.

7.	Note Receivable from and Investment in CareCentrix

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

The Company holds a $25 million convertible subordinated promissory note from CareCentrix. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the consolidated statements of income, amounted to $0.6 million for both the third quarter of 2010 and 2009, and $1.9 million for both the first nine months of 2010 and 2009. The Company recognized approximately $0.5 million and $1.3 million of equity in the net earnings of CareCentrix for the third quarter and first nine months of 2010, respectively, and $0.2 million and $0.8 million for the corresponding periods of 2009.

During the first nine months of 2010, the Company recorded a receivable from CareCentrix of $1.8 million in connection with the tax impact relating to the settlement of a commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, for which the Company will be reimbursed upon realization of the tax deduction.

8.	Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

During the third quarter and first nine months of 2010, the Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $22.8 million and $40.7 million, respectively, and $0.9 million and $2.4 million, respectively, for the corresponding periods in 2009, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of income.

Restructuring Costs

During the third quarter and first nine months of 2010, the Company recorded charges of $1.3 million and $3.5 million, respectively, as compared to $0.6 million and $1.9 million for the third quarter and first nine months of 2009, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs. These charges included a non-cash charge of approximately $0.6 million, recorded in the first nine months of 2010, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers. Additional restructuring costs to be incurred during fiscal 2010, primarily related to back office integration, are expected to approximate $1 million for the remainder of 2010.

Acquisition and Integration Activities

During the third quarter and first nine months of 2010, the Company recorded charges of $21.5 million and $23.5 million, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals and severance costs. Charges for acquisition and integration activities were $0.3 million and $0.5 million for the third quarter and first nine months of 2009, respectively. Additional acquisition and integration costs to be incurred during fiscal 2010 primarily relate to the Odyssey acquisition and are expected to approximate $2 million for the remainder of 2010.

Legal Settlements

For the first nine months of 2010, the Company recorded legal settlements of $13.7 million consisting of (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. The settlement costs related to CareCentrix reflects a tax benefit of $1.8 million which is expected to be realized by and reimbursed to the Company from CareCentrix. Such benefit was classified in prepaid expenses and other current assets in the Company’s consolidated balance sheet at October 3, 2010. See Note 14 for further information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Restructuring	Acquisition & Integration	Legal Settlements	Total
Ending balance at December 28, 2008	$99	$—	$3,000	3,099
Charge in first quarter 2009	785	114	—	899
Cash expenditure	(355)	(114)	—	(469)

Ending balance at March 29, 2009	$529	$—	$3,000	$3,529
Charge in second quarter 2009	602	4	—	606
Cash expenditure	(270)	(4)	—	(274)

Ending balance at June 28, 2009	$861	$—	$3,000	$3,861
Charge in third quarter 2009	544	336	—	880
Cash expenditure	(561)	(331)	—	(892)

Ending balance at September 27, 2009	$844	$5	$3,000	$3,849

Ending balance at January 3, 2010	$646	$—	$3,000	$3,646
Charge in first quarter 2010	357	—	15,134	15,491
Cash expenditure	(396)	—	(751)	(1,147)

Ending balance at April 4, 2010	$607	$—	$17,383	$17,990
Charge in second quarter 2010	1,882	2,034	(1,440)	2,476
Cash expenditure	(316)	(471)	(5,222)	(6,009)
Non-cash adjustment / reclassification	(577)	—	1,800	1,223

Ending balance at July 4, 2010	$1,596	$1,563	$12,521	$15,680
Charge in third quarter 2010	1,313	21,451	—	22,764
Cash expenditure	(998)	(17,860)	—	(18,858)

Ending balance at October 3, 2010	$1,911	$5,154	$12,521	$19,586

The balance of unpaid charges relating to restructuring, and acquisition and integration activities approximated $7.1 million at October 3, 2010 and $0.6 million at January 3, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at October 3, 2010 and $3.0 million at January 3, 2010.

9.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of October 3, 2010 and January 3, 2010 were as follows (in thousands):

	October 3, 2010			January 3, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,323	$275	$1,598	2-5 Years
Less: accumulated amortization	(1,239)	(1,045)	(2,284)	(1,132)	(197)	(1,329)

Net covenants not to compete	234	14,630	14,864	191	78	269
Customer relationships	27,196	910	28,106	27,016	660	27,676	5-10 Years
Less: accumulated amortization	(10,735)	(185)	(10,920)	(8,580)	(121)	(8,701)

Net customer relationships	16,461	725	17,186	18,436	539	18,975
Tradenames	18,215	16,730	34,945	18,215	130	18,345	5-10 Years
Less: accumulated amortization	(8,235)	(242)	(8,477)	(6,834)	(24)	(6,858)

Net tradenames	9,980	16,488	26,468	11,381	106	11,487

Subtotal	26,675	31,843	58,518	30,008	723	30,731
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	217,036	4,026	221,062	Indefinite

Total identifiable intangible assets	$246,960	$130,369	$377,329	$247,044	$4,749	$251,793

The gross carrying amount of goodwill as of January 3, 2010 and October 3, 2010 and activity during the first nine months of 2010 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at January 3, 2010	$262,334	$37,200	$299,534
Goodwill acquired during 2010	2,345	783,187	785,532

Balance at October 3, 2010	$264,679	$820,387	$1,085,066

The Company recorded amortization expense of approximately $2.3 million and $4.8 million for the third quarter and first nine months of 2010, respectively, and $1.2 million and $3.7 million for the corresponding periods of 2009. The estimated amortization expense for the remainder of 2010 is $3.3 million and for each of the next five succeeding years approximates $13.0 million for fiscal year 2011, $11.5 million for fiscal year 2012, $7.7 million for fiscal year 2013, $5.9 million for fiscal year 2014, and $5.7 million for fiscal year 2015.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing income from continuing operations, discontinued operations, net of tax and net income attributable to Gentiva shareholders, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts relating to income from continuing operations attributable to Gentiva shareholders were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Income from continuing operations attributable to Gentiva shareholders	$8,752	$15,247	$39,281	$50,783

Basic weighted average common shares outstanding	29,808	29,154	29,747	29,019
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	630	646	800	629

Diluted weighted average common shares outstanding	30,438	29,800	30,547	29,648

Income from continuing operations attributable to Gentiva shareholders:
Basic earnings per common share	$0.29	$0.52	$1.32	$1.75
Diluted earnings per common share:	$0.29	$0.51	$1.29	$1.71

For the third quarter and first nine months of 2010 approximately 3.0 million and 2.9 million stock options, respectively, were excluded from the computations of diluted earnings per share as compared to approximately 0.9 million for the third quarter and first nine months of 2009, as their inclusion would be anti-dilutive for the periods presented.

11.	Long-Term Debt

Credit Arrangements

On August 17, 2010, Gentiva entered into a new senior secured credit agreement which provided for (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (the “Credit Agreement”) and completed the issuance of $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). On such date, Gentiva used cash on hand and proceeds from borrowings of $1.105 billion, including $30 million of borrowings under the revolving credit facility, to (i) pay the cash purchase price in connection with the acquisition of Odyssey, (ii) repay all amounts outstanding under Odyssey’s then existing credit facility which was then terminated, (iii) repay all amounts outstanding under Gentiva’s then existing credit agreement as further described below and (iv) pay various fees and expenses resulting from the Odyssey acquisition and related financing. Revolving credit facility borrowings were repaid prior to October 3, 2010. Borrowings under the Credit Agreement and Senior Notes are guaranteed jointly and severally by substantially all of Gentiva’s subsidiaries, including Odyssey and its subsidiaries.

Prior to August 17, 2010, Gentiva maintained a credit agreement (the “2006 Credit Agreement”) which was entered into on February 28, 2006 and initially consisted of a seven year term loan of $370 million and a six year revolving credit facility of $75 million. As noted above, on August 17, 2010, remaining outstanding borrowings under the 2006 Credit Agreement, which consisted of term loan borrowings of $232 million, were repaid and the 2006 Credit Agreement was terminated.

As of October 3, 2010 and January 3, 2010, long-term debt consisted of the following (in thousands):

	October 3, 2010	January 3, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$200,000	$—
Term Loan B, maturing August 17, 2016	550,000	—
11.5% Senior Notes due 2018	325,000	—
Term loan borrowings under 2006 Credit Agreement	—	237,000

	1,075,000	237,000
Less: current portion of long-term debt	(38,750)	(5,000)

	$1,036,250	$232,000

As of October 3, 2010, the aggregate principal payments of long-term debt are $9.7 million in 2010, $38.8 million in each of the years 2011 through 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average interest rate on outstanding borrowings was 8.2 percent per annum at October 3, 2010 and 2.0 percent per annum at January 3, 2010. As of October 3, 2010, the Company’s consolidated leverage ratio was 3.85x.

Outstanding letters of credit were $45.4 million at October 3, 2010 and $35.0 million at January 3, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of October 3, 2010, the Company’s unused and available borrowing capacity under the Credit Agreement was $79.6 million.

Various provisions of Gentiva’s Credit Agreement, Senior Notes and 2006 Credit Agreement are further described below.

Credit Agreement

The Credit Agreement provides senior secured financing consisting of term loan facilities and a revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. Advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015.

Gentiva may voluntarily repay outstanding loans under the revolving credit facility or the term loan facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.75 percent and the Base Rate be less than 2.75 percent. The Applicable Rate for Term Loan B borrowings through maturity and Term Loan A and revolving credit borrowings through December 31, 2010 is 5.00 percent for Eurodollar Rate loans and letter of credit fees and 4.00 percent for Base Rate loans. Beginning in 2011, the Applicable Rate component of the interest rate for Term Loan A and revolving credit borrowings is based on the Company’s consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans
≥ 3.0:1	5.00%	4.00%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%
< 2.0:1	4.00%	3.00%

The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through October 3, 2010, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the Credit Agreement requires the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio and contains certain customary affirmative covenants and events of default. The Credit Agreement also includes a requirement that the Company enter into and maintain interest rate swap contracts covering a notional amount of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness for borrowed money (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years commencing 90 days after the closing date. The Company expects to enter into such contracts in November 2010. As of October 3, 2010, the Company was in compliance with all covenants in the Credit Agreement.

Guaranty Agreement and Security Agreement

On August 17, 2010, Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders.

Senior Notes

The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that are guarantors under the Credit Agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2011. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.

The Senior Notes will mature on September 1, 2018. Gentiva may redeem the Senior Notes, in whole or in part, at any time prior to the first interest payment of 2014, at a price equal to 100 percent of the principal amount of the Senior Notes redeemed plus an applicable make-whole premium based on the present value of the remaining payments discounted at the treasury rate plus 50 basis points plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to September 1, 2013, Gentiva may redeem up to 35 percent of the aggregate principal amount of the Senior Notes with the net cash proceeds of a qualified equity offering at a redemption price equal to 111.5 percent of the aggregate principal amount, provided that (i) at least 65 percent of the aggregate principal amount of Senior Notes originally issued remain outstanding after the occurrence of such redemption and (ii) such redemption occurs within 180 days after the closing of a qualified equity offering.

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

On August 17, 2010, Gentiva and substantially all of its subsidiaries entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with respect to a registered offer to exchange the Senior Notes for a new issue of Gentiva’s senior notes with terms almost identical to the Senior Notes (the “Exchange Notes”) prior to February 15, 2011. The Company filed the registration statement on October 27, 2010, which became effective November 10, 2010, and allows for the Exchange Notes to generally be freely transferred.

2006 Credit Agreement

Interest under the 2006 Credit Agreement accrued at a Base Rate or Eurodollar Rate plus an applicable margin. Fees on outstanding letters of credit were based on the applicable margin. The applicable margin on Eurodollar Rate loans was 175 basis points in both 2009 and 2010. The Company was also subject to a revolving credit commitment fee equal to 0.375 percent per annum of the average daily difference between the revolving credit commitment and total outstanding borrowings and letters of credit.

The 2006 Credit Agreement required the Company to meet certain financial tests. These tests included a consolidated leverage ratio and a consolidated interest coverage ratio. The 2006 Credit Agreement also contained additional covenants which, among other things, required the Company to deliver to the lenders specific financial information and limited the Company’s ability to do the following, subject to various exceptions and limitations: (i) make certain investments, including acquisitions, (ii) create liens on its property, (iii) incur additional debt obligations, (iv) enter into transactions with affiliates, except on an arms-length basis, (v) dispose of property, (vi) make capital expenditures and (vii) pay dividends or acquire capital stock of the Company and its subsidiaries.

Other

The Company has equipment capitalized under capital lease obligations. At October 3, 2010 and January 3, 2010, long-term capital lease obligations were $0.2 million and $0.5 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.4 million and $0.7 million at October 3, 2010 and January 3, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Equity

Changes in equity for the nine months ended October 3, 2010 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 3, 2010	29,936,893	$2,994	$355,429	$220,239	$(7,499)	$—	$571,163
Comprehensive income:
Net income	—	—	—	36,336	—	133	36,469
Income tax benefits associated with the exercise of non-qualified stock options	—	—	971	—	—	—	971
Equity-based compensation expense	—	—	4,527	—	—	—	4,527
Other non-cash compensation expense	—	—	577	—	—	—	577
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	519,247	52	7,017	—	—	—	7,069
Acquisition of capital contribution to noncontrolling interests	—	—	—	—	—	2,410	2,410
Stock repurchase (175,000 shares)	—	—	—	—	(4,985)	—	(4,985)

Balance at October 3, 2010	30,456,140	$3,046	$368,521	$256,575	$(12,484)	$2,543	$618,201

Comprehensive income amounted to $8.1 million and $36.5 million for the third quarter and first nine months of fiscal 2010, respectively, and $16.2 million and $51.7 million for the third quarter and first nine months of fiscal 2009, respectively.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the nine months ended October 3, 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. As of October 3, 2010, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock.

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

For the third quarter and first nine months of fiscal 2010, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.4 million and $4.6 million, respectively, as compared to $0.7 million and $4.1 million for the corresponding periods of fiscal 2009, which were reflected as selling, general and administrative expense in the consolidated statements of income. During the first nine months of fiscal 2010, the Company recorded a non-cash compensation expense of approximately $0.6 million associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers, which is reflected as selling, general and administrative expense in the consolidated statement of income and is categorized as restructuring costs. See Note 8.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first nine months of fiscal 2010 and fiscal 2009, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Nine Months Ended
	October 3, 2010	September 27, 2009
Weighted average fair value of options granted	$10.82	$8.85
Risk-free interest rate	2.66%	1.56%
Expected volatility	43%	34%
Contractual life	7 years	10 years
Expected life	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

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

A summary of Gentiva stock option activity as of October 3, 2010 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 3, 2010	3,269,540	$19.19
Granted	208,850	25.64
Exercised	(291,150)	15.14
Cancelled	(89,888)	24.98

Balance as of October 3, 2010	3,097,352	$19.83	6.2	$11,042,885

Exercisable options	1,718,477	$16.12	5.0	$9,959,356

The total intrinsic value of options exercised during the nine months ended October 3, 2010 and September 27, 2009 was $3.9 million and $3.8 million, respectively. As of October 3, 2010, the Company had $4.6 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options that vested during the first nine months of fiscal 2010 was $3.1 million.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance units result in the issuance of common stock at the end of the three year performance period and may range between zero and 150 percent of the target shares granted based on the achievement of defined thresholds of the performance criteria. During the first nine months of 2010, the Company granted 39,800 performance share units at target to officers and employees and cancelled 2,400 performance share units at a weighted average fair value on the grant date of $25.61 per unit. These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of October 3, 2010, the Company had $0.7 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

During the first nine months of 2010, the Company granted 59,050 shares of restricted stock at a grant date fair value of $25.93 per share and cancelled 4,200 shares of restricted stock, at a grant date fair value of $25.65 per share. The restricted stock fully vests at the end of a three year period. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of October 3, 2010, the aggregate intrinsic value of the restricted stock awards was $1.2 million and the Company had $1.1 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board. During the first nine months of 2010, the Company granted 15,316 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date fair value of $24.57 per share unit. On May 13, 2010, the Company’s Board of Directors amended the Plan and increased the annual deferred stock award under the Plan from $55,000 to $80,000. As of October 3, 2010, 102,225 share units were outstanding under the Plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the third quarter and first nine months of 2010, the Company issued 60,753 shares and 163,320 shares, respectively, of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA, six years under the New York statute and two years under the North Carolina statute.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleges that California employees were subject to violations of state laws requiring meal and rest breaks, accurate wage statements and timely payment of wages. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties, and damages going back three years on the FLSA claim and four years on the state wage and hour claims.

On July 29, 2010, a collective action complaint entitled Nelson Alleman, on behalf of himself and others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Northern District of Georgia, Gainesville Division, against the Company in which a former employee employed as a certified respiratory therapist alleges overtime wage violations under the FLSA. The plaintiff seeks collective action certification of similar employees, attorneys’ fees, back wages and damages going back three years under the FLSA.

Given the preliminary stage of the Rindfleisch, Wilkie and Alleman lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings. The Company intends to defend itself vigorously in these lawsuits.

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. The Company is unable to assess the probable outcome or potential liability, if any, arising from these matters.

See also Note 18 regarding a putative shareholder class action lawsuit naming the Company, among others, that was filed on November 2, 2010.

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

CareCentrix Disposition

In connection with the disposition of a majority ownership interest in the Company’s CareCentrix business in 2008 (the “CareCentrix Transaction”) the Company has agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company also agreed to indemnify the Buyer Parties for certain liabilities arising from an arbitration proceeding in which the Company and CareCentrix were parties that related to a commercial contractual dispute, which was settled on April 14, 2010. In connection with this settlement, the Company recorded settlement costs and legal fees of approximately $4.2 million in the first nine months of 2010. The Company’s representations and warranties, with certain exceptions, generally survive for the period of eighteen months from the closing of the CareCentrix Transaction, which occurred on September 25, 2008. With certain exceptions, the Company is generally not liable to indemnify for any inaccuracy in or breach of its representations or warranties in the Stock Purchase Agreement until the aggregate amount of claims for indemnification exceeds $1.5 million, and then, only for claims in excess of $1.5 million up to an aggregate maximum amount equal to $15 million.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects to finalize all items relating to the 2000 cost reports during early 2011.

Senate Finance Committee Request

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from the Company regarding its Medicare utilization rates for therapy visits. The letter was sent to all publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between the Centers for Medicare & Medicaid Services home health policies and the utilization rates of some health agencies. The Company has responded to the request. Given the preliminary stage of the Senate Finance Committee inquiry, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter.

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a charge in the first nine months of 2010 with the remaining $3 million covered by a previously-recorded reserve.

On July 13, 2010, the SEC informed the Company that the SEC had commenced an investigation relating to the Company’s participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, the Company received a subpoena from the SEC requesting certain documents in connection with its investigation. Similar to the Senate Finance Committee request, the SEC subpoena, among other things, focused on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents sent to the Senate Finance Committee. The Company is in the process of responding to the SEC’s request. Given the preliminary stage of the SEC investigation, the Company is unable to assess the probable outcome or potential liability, if any, arising from this matter.

Investigations Involving Odyssey

On February 14, 2008, Odyssey received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying Odyssey that the Texas Attorney General was conducting an investigation concerning Medicaid hospice services provided by Odyssey, including its practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by its programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources. Odyssey believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, Odyssey received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. Odyssey is cooperating with the OIG and has completed its subpoena production. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On February 23, 2010, Odyssey received a subpoena from the OIG requesting various documents and certain patient records of one of Odyssey’s hospice programs relating to services performed from January 1, 2006 through December 31, 2009. Odyssey is cooperating with the OIG and has completed its subpoena production. Because of the preliminary stage of this investigation and the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

15.	Income Taxes

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax provision of $5.0 million for the third quarter of 2010 and $26.8 million for the nine months ended October 3, 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.2 percent for the first nine months of 2010 is primarily due to state income taxes, net of federal benefit (approximately 5.1 percent) and an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.4 percent) offset somewhat by items relating to Odyssey (approximately 0.5 percent), including positive changes in Odyssey tax reserves subsequent to the acquisition date net of certain non-deductible transactions costs and various other items (approximately 0.8 percent).

The Company recorded a federal and state income tax provision relating to continuing operations of $8.9 million for the third quarter of fiscal 2009 and $28.6 million for the first nine months of 2009. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.4 percent for the first nine months of 2009 is due to state income taxes, net of federal benefit (approximately 5.0 percent) and other items (approximately 0.7 percent) offset by a reduction of the capital loss carryforward valuation allowance (approximately 3.6 percent ) and the utilization of research and development credits (approximately 0.7 percent).

At October 3, 2010, the Company had capital loss carryforwards of $14.6 million that begin expiring in 2013. The deferred tax asset relating to this capital loss carryover is $5.9 million. A valuation allowance of $5.5 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization. The Company has additional losses that are capital in nature that do not expire since they have not yet been triggered for income tax reporting purposes. The deferred tax asset relating to these losses is $1.6 million and a valuation allowance of $1.6 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the Company does not currently or in the foreseeable future, have capital gains to utilize these losses.

In addition, the Company had state net operating loss carryforwards of approximately $123 million, which expire between 2010 and 2029. Deferred tax assets relating to state net operating loss carryforwards approximated $6.2 million. A valuation allowance of $3.7 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

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

Hospice

The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 30 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

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

Segment net revenues by major payer source were as follows (in millions):

	Third Quarter
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$205.4	$107.5	$312.9	$190.0	$17.3	$207.3
Medicaid and Local Government	17.5	4.6	22.1	21.4	0.7	22.1
Commercial Insurance and Other:
Paid at episodic rates	22.0	—	22.0	20.6	—	20.6
Other	27.2	3.6	30.8	30.6	0.6	31.2

Total net revenues	$272.1	$115.7	$387.8	$262.6	$18.6	$281.2

	First Nine Months
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$620.4	$145.2	$765.6	$570.2	$50.3	$620.5
Medicaid and Local Government	53.9	6.2	60.1	69.9	2.0	71.9
Commercial Insurance and Other:
Paid at episodic rates	64.2	—	64.2	56.0	—	56.0
Other	87.3	4.9	92.2	91.8	2.2	94.0

Total net revenues	$825.8	$156.3	$982.1	$787.9	$54.5	$842.4

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended October 3, 2010
Net revenue	$272,089		$115,744		$387,833

Operating contribution	$53,516	(1)	$23,894	(1)	$77,410

Corporate expenses					(45,300	)(1)
Depreciation and amortization					(5,967)
Interest expense, net					(12,780)

Income from continuing operations before income taxes and equity in earnings of affiliate					$13,363

For the three months ended September 27, 2009
Net revenue	$262,567		$18,667		$281,234

Operating contribution	$44,411	(1)	$3,155	(1)	$47,566

Corporate expenses					(18,033	)(1)
Depreciation and amortization					(4,299)
Interest expense, net					(1,298)

Income from continuing operations before income taxes and equity in earnings of affiliate					$23,936

For the nine months ended October 3, 2010
Net revenue	$825,793		$156,270		$982,063

Operating contribution	$159,132	(1)	$31,516	(1)	$190,648

Corporate expenses					(96,111	)(1)
Depreciation and amortization					(14,774)
Gain on sale of assets, net					103
Interest expense, net					(14,980)

Income from continuing operations before income taxes and equity in earnings of affiliate					$64,886

Segment assets	$673,561		$1,064,348		$1,737,909

Corporate assets					380,335

Total assets					$2,118,244

For the nine months ended September 27, 2009
Net revenue	$787,908		$54,528		$842,436

Operating contribution	$141,732	(1)	$7,859	(1)	$149,591

Corporate expenses					(58,611	)(1)
Depreciation and amortization					(12,602)
Gain on sale of assets, net					5,747
Interest expense and other, net					(5,560	)(2)

Income from continuing operations before income taxes and equity in earnings of affiliate					$78,565

Segment assets	$667,547		$52,147		$719,694

Corporate assets					317,243

Total assets					$1,036,937

(1)	For the third quarter of 2010, the Company recorded charges relating to restructuring and acquisition and integration costs of $22.8 million. For the third quarter of 2009, the Company recorded charges related to restructuring and acquisition and integration activities of $0.9 million.

For the first nine months of 2010, the Company recorded net charges relating to legal settlements, restructuring and acquisition and integration costs of $40.7 million, which included (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) restructuring and acquisition and integration costs of $27.0 million. For the first nine months of 2009, the Company recorded charges relating to restructuring acquisition and integration activities of $2.4 million. See Note 8 and Note 14. The charges were reflected as follows for segment reporting purposes (dollars in millions):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Home Health	$0.3	$0.9	$9.8	$1.4
Hospice	0.2	—	0.2	—
Corporate administrative expenses	22.3	—	30.7	1.0

Total	$22.8	$0.9	$40.7	$2.4

(2)	For the first nine months of fiscal year 2009, interest expense and other, net included impairment losses of $1.0 million, respectively, recognized in connection with the sale of a portion of the Company’s auction rate securities. See Note 5.

17.	Supplemental Guarantor and Non-Guarantor Financial Information

Gentiva’s guarantor subsidiaries will be guarantors to the Company’s debt securities which will be registered under the Securities Act of 1933, as amended, upon the exchange of the Senior Notes for substantially similar registered notes. The condensed consolidating financial statements presented below are provided pursuant to Rule 3-10 of Regulation S-X. Separate financial statements of each subsidiary guaranteeing Gentiva’s debt securities are not presented because the guarantor subsidiaries are jointly and severally, fully and unconditionally liable under the guarantees, and 100 percent owned by the Company. There are no restrictions on the ability to obtain funds from these subsidiaries by dividends or other means.

The following condensed consolidating financial statements include the balance sheets as of October 3, 2010 and January 3, 2010, statements of income for the three months and nine months ended October 3, 2010 and September 27, 2009 and statements of cash flows for the nine months ended October 3, 2010 and September 27, 2009 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Odyssey and its 100 percent owned subsidiaries are reflected as guarantor subsidiaries and Odyssey’s majority owned subsidiaries are reflected as non-guarantor subsidiaries in the condensed consolidating financial statements from August 17, 2010. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet

October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$42,615	$—	$39,055	$—	$81,670
Receivables, net	—	273,420	24,266	(21,803)	275,883
Deferred tax assets	—	32,084	2,325	—	34,409
Prepaid expenses and other current assets	—	39,964	6,591	—	46,555

Total current assets	42,615	345,468	72,237	(21,803)	438,517
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,618	—	—	25,618
Fixed assets, net	—	83,148	215	—	83,363
Intangible assets, net	—	377,210	119	—	377,329
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,648,043	6,790	—	(1,654,833)	—
Other assets	24,207	59,135	9	—	83,351

Total assets	$1,714,865	$2,001,371	$78,644	$(1,676,636)	$2,118,244

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$38,750	$—	$—	$—	$38,750
Accounts payable	—	12,754	22,685	(21,803)	13,636
Other current liabilities	—	224,637	46,535	—	271,172

Total current liabilities	38,750	237,391	69,220	(21,803)	323,558
Long-term debt	1,036,250	—	—	—	1,036,250
Deferred tax liabilities, net	—	112,902	—	—	112,902
Other liabilities	24,207	3,035	91	—	27,333
Total Gentiva shareholders’ equity	615,658	1,648,043	6,790	(1,654,833)	615,658
Noncontrolling interests	—	—	2,543	—	2,543
Total equity	615,658	1,648,043	9,333	(1,654,833)	618,201

Total liabilities and equity	$1,714,865	$2,001,371	$78,644	$(1,676,636)	$2,118,244

Condensed Consolidating Balance Sheet

January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$113,211	$—	$39,199	$—	$152,410
Receivables, net	—	179,956	15,480	(13,244)	182,192
Deferred tax assets	—	15,230	1,975	—	17,205
Prepaid expenses and other current assets	—	16,750	31	(2,877)	13,904
Current assets held for sale	—	2,549	—	—	2,549

Total current assets	113,211	214,485	56,685	(16,121)	368,260
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	24,336	—	—	24,336
Fixed assets, net	—	65,823	90	—	65,913
Intangible assets, net	—	251,793	—	—	251,793
Goodwill	—	299,534	—	—	299,534
Non-current assets held for sale	—	8,689	—	—	8,689
Investment in subsidiaries	694,952	17,341	—	(712,293)	—
Other assets	19,980	4,420	10	—	24,410

Total assets	$828,143	$911,421	$56,785	$(728,414)	$1,067,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—	$—	$—	$5,000
Other current liabilities	—	119,755	39,150	(2,877)	156,028
Accounts payable	—	21,932	294	(13,244)	8,982

Total current liabilities	5,000	141,687	39,444	(16,121)	170,010
Long-term debt	232,000	—	—	—	232,000
Deferred tax liabilities, net	—	73,259	—	—	73,259
Other liabilities	19,980	1,523	—	—	21,503
Total shareholders’ equity	571,163	694,952	17,341	(712,293)	571,163

Total liabilities and shareholders’ equity	$828,143	$911,421	$56,785	$(728,414)	$1,067,935

Condensed Consolidating Statement of Income

For the Three Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$379,772	$11,136	$(3,075)	$387,833
Cost of services sold	—	187,942	5,113	(3,075)	189,980

Gross profit	—	191,830	6,023	—	197,853
Selling, general and administrative expenses	—	(169,888)	(1,822)	—	(171,710)
Interest (expense) and other, net	(12,805)	—	25	—	(12,780)
Equity in earnings of subsidiaries	15,788	2,556	—	(18,343)	—

Income from continuing operations before income taxes and equity in net earnings of affiliate	2,983	24,498	4,226	(18,343)	13,363
Income tax benefit (expense)	5,109	(8,568)	(1,537)	—	(4,996)
Equity in net earnings of CareCentrix	—	518	—	—	518

Income from continuing operations	8,092	16,448	2,689	(18,343)	8,885
Discontinued operations, net of tax	—	(660)	—	—	(660)

Net income before noncontrolling interests	8,092	15,788	2,689	(18,343)	8,225
Noncontrolling interests	—	—	(133)	—	(133)

Net income	$8,092	$15,788	$2,556	$(18,343)	$8,092

Condensed Consolidating Statement of Income

For the Three Months Ended September 27, 2009

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$276,783	$7,451	$(3,000)	$281,234
Cost of services sold	—	134,006	5,326	(3,000)	136,332

Gross profit	—	142,777	2,125	—	144,902
Selling, general and administrative expenses	—	(118,734)	(934)	—	(119,668)
Interest (expense) and other, net	(1,427)	—	129	—	(1,298)
Equity in earnings of subsidiaries	16,263	801	—	(17,063)	—

Income from continuing operations before income taxes and equity in net earnings of affiliate	14,836	24,844	1,320	(17,063)	23,936
Income tax benefit (expense)	569	(8,977)	(519)	—	(8,927)
Equity in net earnings of CareCentrix	—	238	—	—	238

Income from continuing operations	15,405	16,105	801	(17,063)	15,247
Discontinued operations, net of tax	—	158	—	—	158

Net income	$15,405	$16,263	$801	$(17,063)	$15,405

Condensed Consolidating Statement of Income

For the Nine Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$964,509	$26,717	$(9,163)	$982,063
Cost of services sold	—	457,471	17,511	(9,163)	465,819

Gross profit	—	507,038	9,206	—	516,244
Selling, general and administrative expenses	—	(432,639)	(3,842)	—	(436,481)
Gain on sale of assets, net	—	103	—	—	103
Interest expense and other, net	(15,040)	—	60	—	(14,980)
Equity in earnings of subsidiaries	45,375	3,189	—	(48,564)	—

Income from continuing operations before income taxes and equity in net earnings of affiliate	30,335	77,691	5,424	(48,564)	64,886
Income tax benefit (expense)	6,001	(30,652)	(2,102)	—	(26,753)
Equity in net earnings of CareCentrix	—	1,281	—	—	1,281

Income from continuing operations	36,336	48,320	3,322	(48,564)	39,414
Discontinued operations, net of tax	—	(2,945)	—	—	(2,945)

Net income before noncontrolling interests	36,336	45,375	3,322	(48,564)	36,469
Noncontrolling interests	—	—	(133)	—	(133)

Net income	$36,336	$45,375	$3,189	$(48,564)	$36,336

Condensed Consolidating Statement of Income

For the Nine Months Ended September 27, 2009

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$829,857	$21,385	$(8,806)	$842,436
Cost of services sold	—	400,614	12,549	(8,806)	404,357

Gross profit	—	429,243	8,836	—	438,079
Selling, general and administrative expenses	—	(356,928)	(2,773)	—	(359,701)
Gain on sale of assets, net	—	5,747	—	—	5,747
Interest (expense) and other, net	(5,968)	—	408	—	(5,560)
Equity in earnings of subsidiaries	54,109	4,090	—	(58,199)	—

Income from continuing operations before income taxes and equity in net earnings of affiliate	48,141	82,152	6,471	(58,199)	78,565
Income tax benefit (expense)	2,381	(28,561)	(2,381)	—	(28,561)
Equity in net earnings of CareCentrix	—	779	—	—	779

Income from continuing operations	50,522	54,370	4,090	(58,199)	50,783
Discontinued operations, net of tax	—	(261)	—	—	(261)

Net income	$50,522	$54,109	$4,090	$(58,199)	$50,522

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,187)	$97,480	$(2,644)	$—	$91,649

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(9,161)	(148)	—	(9,309)
Proceeds from sale of assets and businesses	—	8,796	—	—	8,796
Acquisition of businesses	—	(834,919)	—	—	(834,919)

Net cash used in investing activities	—	(835,284)	(148)	—	(835,432)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,968	—	—	—	6,968
Windfall tax benefits associated with equity-based compensation	714	—	—	—	714
Proceeds from issuance of debt	1,075,000	—	—	—	1,075,000
Borrowings under revolving credit facility	30,000	—	—	—	30,000
Repayment under revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(237,000)	—	—	—	(237,000)
Repayment of Odyssey long-term debt	(108,822)	—	—	—	(108,822)
Debt issuance costs	(58,324)	—	—	—	(58,324)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(508)	—	—	—	(508)
Net payments related to intercompany financing	(740,452)	737,804	2,648	—	—

Net cash (used in) provided by financing activities	(67,409)	737,804	2,648	—	673,043

Net change in cash and cash equivalents	(70,596)	—	(144)	—	(70,740)
Cash and cash equivalents at beginning of period	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of period	$42,615	$—	$39,055	$—	$81,670

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 27, 2009

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,762	$53,370	$20,734	$—	$75,866

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(18,157)	—	—	(18,157)
Proceeds from sale of assets and businesses	—	6,219	—	—	6,219
Acquisition of businesses	—	(10,325)	—	—	(10,325)
Sale of short-term investments available-for-sale	—	7,000	—	—	7,000

Net cash (used in) investing activities	—	(15,263)	—	—	(15,263)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,228	—	—	—	9,228
Windfall tax benefits associated with equity-based compensation	743	—	—	—	743
Repayment of long-term debt	(14,000)	—	—	—	(14,000)
Repurchase of common stock	(4,813)	—	—	—	(4,813)
Repayment of capital lease obligations	(664)	—	—	—	(664)
Net payments related to intercompany financing	38,107	(38,107)	—	—	—

Net cash provided by (used in) financing activities	28,601	(38,107)	—	—	(9,506)

Net change in cash and cash equivalents	30,363	—	20,734	—	51,097
Cash and cash equivalents at beginning of period	50,974	—	18,227	—	69,201

Cash and cash equivalents at end of period	$81,337	$—	$38,961	$—	$120,298

18.	Subsequent Events

Shareholder Class Action Lawsuit

On November 2, 2010, a putative shareholder class action complaint, captioned Steve Endress v. Gentiva Health Services, Inc. et al., Civil Action 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured subordinated notes. See Note 4 Acquisitions and Dispositions and Note 11 Long-Term Debt to the Company’s consolidated financial statements for additional information about the acquisition and related financing.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact of recently passed healthcare reform legislation and its subsequent implementation through government regulations;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•

ability to successfully integrate the operations of Odyssey HealthCare, Inc. and other acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in Item 1A of PART II of this Quarterly Report on Form 10-Q and in various filings with the SEC. The reader is encouraged to review these risk factors and filings.

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

The federal and state government programs are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The bill phases in the reductions over the next eight years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Furthermore, various states have addressed budget pressures by considering or implementing reductions in various healthcare programs, including reductions in rates or changes in patient eligibility requirements.

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by approximately 14,200 providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

Hospice

The Hospice segment serves terminally ill patients and their families in 30 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals.

Acquisitions

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million of transaction costs incurred by Odyssey, of which $10.8 million has been paid as of October 3, 2010.

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, and (iii) existing cash balances of $36.8 million. The Company incurred transaction costs of approximately $23.5 million which is reflected as selling, general and administrative expenses in the Company’s consolidated statements of income. The Company has begun integration of Odyssey operations and back office functions. In connection with these integration activities the Company expects to achieve operating cost synergies of approximately $25 million on an annualized run rate by the fourth quarter of 2011. Odyssey’s annualized revenues at June 30, 2010 approximated $700 million.

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

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi / Western Alabama

The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates. See Note 4 Acquisitions and Dispositions to the Company’s consolidated financial statements.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first nine months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income.

Pediatric and Adult Hourly Services Disposition

During the first nine months of 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. The sales, after deducting related costs, resulted in a net gain before income taxes of $5.7 million. This gain is included in gain on sale of assets, net in the Company’s consolidated statement of income and consolidated statement of cash flows for the nine months ended September 27, 2009.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented.

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	Third Quarter			First Nine Months
			Percentage			Percentage
	2010	2009	Variance	2010	2009	Variance
Home Health	$272.1	$262.6	3.6%	$825.8	$787.9	4.8%
Hospice	115.7	18.6	520.0	156.3	54.5	186.6

Total net revenues	$387.8	$281.2	37.9%	$982.1	$842.4	16.6%

A summary of the Company’s net revenues by payer follows (in millions):

	Third Quarter
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$205.4	$107.5	$312.9	$190.0	$17.3	$207.3
Medicaid and Local Government	17.5	4.6	22.1	21.4	0.7	22.1
Commercial Insurance and Other:
Paid at episodic rates	22.0	—	22.0	20.6	—	20.6
Other	27.2	3.6	30.8	30.6	0.6	31.2

Total net revenues	$272.1	$115.7	$387.8	$262.6	$18.6	$281.2

	First Nine Months
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$620.4	$145.2	$765.6	$570.2	$50.3	$620.5
Medicaid and Local Government	53.9	6.2	60.1	69.9	2.0	71.9
Commercial Insurance and Other:
Paid at episodic rates	64.2	—	64.2	56.0	—	56.0
Other	87.3	4.9	92.2	91.8	2.2	94.0

Total net revenues	$825.8	$156.3	$982.1	$787.9	$54.5	$842.4

Net revenues increased by $106.6 million or 37.9 percent for the third quarter of 2010 as compared to the third quarter of 2009. Net revenues increased by $139.7 million or 16.6 percent for the first nine months of 2010 as compared to the first nine months of 2009. The third quarter and first nine months was positively impacted by $99.5 million and $110.2 million, respectively, related to acquisitions completed in 2009 and 2010. The third quarter and first nine months of 2010 were negatively impacted by $1.0 million and $7.5 million, respectively, related to business sold in 2009 and early 2010.

Home Health

The following table reflects the impact on net revenues for the 2010 periods relating to businesses acquired or sold in 2009 and 2010 (in millions):

	Third Quarter			First Nine Months
	Home Health			Home Health
	Acquired	Sold	Total	Acquired	Sold	Total
Medicare	$3.5	$(0.1)	$3.4	$11.8	$(0.6)	$11.2
Medicaid and Local Government	0.1	(0.7)	(0.6)	0.6	(5.0)	(4.4)
Commercial Insurance and Other:
Paid at episodic rates	0.3	—	0.3	0.6	—	0.6
Other	0.4	(0.2)	0.2	0.8	(1.9)	(1.1)

Total net revenues	$4.3	$(1.0)	$3.3	$13.8	$(7.5)	$6.3

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2010 net revenues were $272.1 million, up $9.5 million, or 3.6 percent, from $262.6 million in the prior year period. For the first nine months of 2010, net revenues were $825.8 million, up $37.9 million or 4.8 percent, from $787.9 million in the prior year period.

The Company’s episodic revenues grew 7.9 percent and 9.3 percent for the third quarter and first nine months of 2010. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Home Health
Medicare	$205.4	$190.0	8.1%	$620.4	$570.2	8.8%
Paid at episodic rates	22.0	20.7	6.5	64.2	56.0	14.7

Total	$227.4	$210.7	7.9%	$684.6	$626.2	9.3%

Episodic revenue growth, excluding the impact of acquisitions completed in 2009 and the first nine months of 2010, was 6 percent and 7 percent, respectively, for the third quarter and first nine months of 2010 compared to the corresponding periods of 2009.

Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
	2010	2009	Percentage Variance	2010	2009	Percentage Variance
Episodes	69,100	66,700	3.6%	211,600	200,400	5.6%
Revenue per episode	$3,291	$3,160	4.2%	$3,235	$3,124	3.6%

Growth in episodes was driven by an increase in admissions of 4 percent, from 46,000 admissions in the third quarter of 2009 to 47,600 admissions in the third quarter of 2010 and by 6 percent, from 139,500 admissions in the first nine months of 2009 to 147,900 admissions in the first nine months of 2010. There were approximately 1.45 episodes for each admission during the third quarter and first nine months of both the 2009 and 2010 periods. Factors contributing to the improvements in revenue per episode for the third quarter and first nine months of 2010 include (i) growth in the Company’s specialty programs that have a higher level of reimbursement, (ii) a shift in mix toward higher acuity cases, and (iii) Medicare home health payment changes as outlined in “Management’s Discussion and Analysis—Liquidity” section.

In the third quarter of 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 83.6 percent as compared to 80.2 percent for the corresponding period in 2009. In the third quarter of 2010, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 43 percent as compared to 38 percent for the third quarter of 2009.

In the first nine months of 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 82.9 percent as compared to 79.5 percent for the corresponding period in 2009. In the first nine months of 2010, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 42 percent as compared to 37 percent for the first nine months of 2009.

Revenues from Medicaid and Local Government payer sources were $17.5 million and $53.9 million in the third quarter and first nine months of 2010, respectively, as compared to $21.4 million and $69.9 million in the third quarter and first nine months of 2009, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $27.2 million in the third quarter of 2010 as compared to $30.6 million in the third quarter of 2009. For the first nine months of 2010 as compared to the corresponding period of 2009, revenues from Commercial Insurance and Other payer sources were $87.3 million and $91.8 million, respectively.

The disposition in 2009 of the majority of the Company’s assets associated with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other assets associated with Medicaid programs in upstate New York, as reflected in the table above, contributed to the decreases in Medicaid and Local Government revenues and the decreases in Commercial Insurance and Other revenues. Additional decreases in the Medicaid and Local Government payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

Hospice

Hospice revenues are derived from all three payer groups. Third quarter and first nine months of fiscal 2010 net revenues were $115.7 million and $156.3 million as compared to $18.6 million and $54.5 million in the corresponding periods of 2009. The increase in revenues for the 2010 periods was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions as reflected in the following table.

	Third Quarter	First Nine Months
Medicare	$88.5	$89.7
Medicaid and Local Government	3.7	3.7
Commercial Insurance and Other:	3.0	3.0

Total net revenues	$95.2	$96.4

Key Company statistics relating to Hospice were as follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Patient days (in thousands)	779.6	140.3	1,073.8	405.5
Revenue per patient day	$ 148	$ 133	$ 146	$ 134

For the third quarter of 2010, Average Daily Census (ADC) approximated 14,600 patients, reflecting Odyssey’s ADC of approximately 12,800 patients from the acquisition date, August 17, 2010, to October 3, 2010 and an ADC of approximately 1,800 patients for Gentiva’s existing Hospice business for the third quarter of 2010.

Medicare revenues were $107.5 million and $145.2 million in the third quarter and first nine months of 2010 as compared to $17.3 million and $50.3 million in the corresponding periods of 2009. Medicaid revenues were $4.6 million and $6.2 million for the third quarter and first nine months of 2010, compared to $0.7 million and $2.0 million for the corresponding periods of 2009. Commercial Insurance and Other revenues in the third quarter and first nine months of 2010 were $3.6 million and $4.9 million, as compared to $0.6 million and $2.2 million in the corresponding periods of 2009.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gross Profit:
Home Health	$145.4	$136.7	$8.7	$445.4	$414.7	$30.7
Hospice	52.5	8.2	44.3	70.8	23.4	47.4

Total	$197.9	$144.9	$53.0	$516.2	$438.1	$78.1

As a percent of revenue:
Home Health	53.4%	52.1%	1.3%	53.9%	52.6%	1.3%
Hospice	45.3%	43.8%	1.5%	45.3%	43.0%	2.3%
Total	51.0%	51.5%	(0.5%)	52.6%	52.0%	0.6%

Gross profit increased by $53.0 million or 36.6 percent for the third quarter of 2010 as compared to the third quarter of 2009. For the first nine months of 2010, gross profit increased by $78.1 million or 17.8 percent as compared to the first nine months of 2009.

As a percentage of revenues, gross profit of 51.0 percent in the third quarter of 2010 represented a 0.5 percentage point decrease as compared to the third quarter of 2009. As a percentage of revenues, gross profit of 52.6 percent in the first nine months of 2010 represented a 0.6 percentage point increase as compared to the first nine months of 2009. For the third quarter and the first nine months gross profit was negatively impacted by the addition of Odyssey to the Hospice segment which traditionally has lower margins than the higher margin home health segment. This decrease in gross profit percentage was offset by improvements in the following (i) changes in revenue mix in the Home Health segment, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses, (iii) improved processes and management over various components of cost of services sold, such as mileage expenses and productive materials and (iv) favorable trends under the Company’s insurance programs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in 2009. These changes contributed to an overall increase in gross margin within the Home Health segment as outlined above.

Hospice gross profit as a percentage of revenues increased, as noted in the table above, for both the third quarter and first nine months of 2010. The increase in gross profit percentage was primarily related to the ability to leverage the fixed portion of the direct costs through volume growth and improved management of direct costs on a per patient day basis.

Gross profit was impacted by depreciation expense of $0.2 million and $0.6 million in the third quarter and first nine months, respectively, in both 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $52.0 million to $171.7 million for the quarter ended October 3, 2010, as compared to $119.7 million for the quarter ended September 27, 2009, and increased $76.8 million to $436.5 million for the nine months ended October 3, 2010, as compared to $359.7 million for the nine months ended September 27, 2009. The increases in the third quarter and the first nine months of 2010 as compared to the corresponding periods of 2009 were $21.9 million and $24.6 million, respectively, relating to restructuring, acquisition and integration activities, primarily relating to the Odyssey acquisition. In addition, the nine months ended October 3, 2010 included an increase of $13.7 million relating to settlement cost and legal fees. Both the third quarter and the nine months ended October 3, 2010 included an increase of $25.3 million related to Odyssey field and corporate expenses and $1.0 million of amortization expense from the date of acquisition.

Excluding special items and Odyssey, as noted above, the increase of $3.8 million for the third quarter of 2010 as compared to the corresponding period of 2009 was primarily attributable to (i) corporate administrative expenses ($1.6 million), primarily related to increased legal fees, (ii) depreciation and amortization ($0.6 million), (iii) equity-based compensation expense ($0.8 million), (iv) increase in provision for doubtful accounts ($0.7 million) and) (v) Hospice field operating expenses to support higher revenue volume ($0.4 million). These increases in costs were partially offset by decreases in Home Health field operating and selling expenses ($0.3 million).

Excluding special items and Odyssey, as noted above, the increase of $12.2 million for the first nine months of 2010 as compared to the corresponding period of 2009 was primarily attributable to (i) corporate administrative expenses ($4.8 million), (ii) depreciation and amortization ($1.2 million), (iii) Home Health segment field operating and selling costs, exclusive of acquisitions, to support higher revenue volume in the 2010 period as compared to the 2009 period ($1.7 million), (iv) incremental costs in the 2010 period associated with acquired operations in Home Health ($5.2 million, including $4.5 million of operating costs and $0.7 million of selling expense), (v) Hospice field operating expenses to support higher revenue volume ($0.5 million), (vi) equity-based compensation expense ($0.5 million), and (vii) incremental costs in the 2010 period associated with acquired operations in Hospice ($0.5 million, including $0.4 million of operating costs and $0.1 million of selling expense). These increases in costs were partially offset by decreases in costs associated with home health care branches sold in 2009 ($2.2 million)

Depreciation and amortization expense included in selling, general and administrative expenses was $5.8 million and $14.1 million in the third quarter and first nine months of 2010, respectively, as compared to $4.1 million and $12.0 million for the corresponding periods of 2009, respectively.

Gain on Sale of Assets, Net

For the first nine months of 2010, the Company recorded a pre-tax gain of approximately $0.1 million, in connection with the sale of assets associated with a home health branch operation in Iowa.

The Company recorded a pre-tax gain of approximately $5.7 million during the first nine months of 2009 in connection with the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in connection with the CareCentrix disposition in 2008.

Interest Income and Interest Expense and Other

For the third quarter and first nine months of fiscal 2010, net interest expense and other was approximately $12.8 million and $15.0 million, consisting primarily of interest expense and other of $13.4 million and $17.0 million, respectively, associated with (i) borrowings under the credit facilities and Senior Notes, (ii) fees associated with outstanding letters of credit, and (iii) amortization of debt issuance costs, partially offset by interest income of $0.6 million and $2.0 million, respectively, earned on investments and existing cash balances.

For the third quarter and first nine months of fiscal 2009, net interest expense and other was approximately $1.3 million and $5.6 million, respectively, consisting primarily of interest expense and other of $2.0 million and $7.9 million, respectively, associated with (i) borrowings under the then existing credit facilities, (ii) fees associated with outstanding letters of credit, and (iii) amortization of debt issuance costs, partially offset by interest income of $0.7 million and $2.3 million, respectively, earned on investments and existing cash balances. Interest expense and other for nine months ended September 27, 2009 also included $1.0 million of realized losses on the Company’s auction rate securities. The increase in interest expense and other between the 2010 and 2009 periods related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes for the Odyssey acquisition.

Income from Continuing Operations before Income Taxes and Equity in Earnings of Affiliate

Components of income from continuing operations before income taxes and equity in earnings of affiliate were as follows:

	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Operating contribution:
Home Health	$53.5	$44.4	$9.1	$159.1	$141.7	$17.4
Hospice	23.9	3.2	20.7	31.5	7.9	23.6

Total operating contribution	77.4	47.6	29.8	190.6	149.6	41.0

Corporate expenses	(45.3)	(18.1)	(27.2)	(96.1)	(58.6)	(37.5)
Depreciation and amortization	(5.9)	(4.3)	(1.6)	(14.7)	(12.6)	(2.1)
Gain (loss) on sale of assets, net	—	—	—	0.1	5.7	(5.6)
Interest expense and other, net	(12.8)	(1.3)	(11.5)	(15.0)	(5.5)	(9.5)

Income for continuing operations before income taxes and equity in earnings of affiliate	$13.4	$23.9	$(10.5)	$64.9	$78.6	$(13.7)
As a percent of revenue	3.4%	8.5%	-5.1%	6.6%	9.3%	-2.7%

Home Health operating contribution included charges relating to restructuring, legal settlements and acquisition and integration activities of $0.3 million and $9.8 million for the third quarter and first nine months of 2010, respectively, as compared to $0.9 million and $1.4 million for the corresponding periods of 2009.

Hospice operating contribution included charges relating to restructuring activities of $0.2 million for both the third quarter and first nine months of 2010. There were no charges relating to restructuring activities for the corresponding periods of 2009.

Corporate administrative expenses included charges relating to restructuring, legal settlements and acquisition and integration activities of $22.3 million for the third quarter of 2010. For the first nine months of 2010 and 2009, charges related to restructuring, legal settlements and acquisition and integration activities were $30.7 million and $1.0 million, respectively.

Income Tax Expense

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax provision of $5.0 million for the third quarter of 2010 and $26.8 million for the nine months ended October 3, 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.2 percent for the first nine months of 2010 was primarily due to state income taxes, net of federal benefit, (approximately 5.1 percent) and an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.4 percent) offset somewhat by items relating to Odyssey (approximately 0.5 percent), including positive changes in Odyssey tax reserves subsequent to the acquisition date net of certain non-deductible transaction costs and various other items (approximately 0.8 percent).

The Company recorded a federal and state income tax provision relating to continuing operations of $8.9 million for the third quarter of fiscal 2009 and $28.6 million for the first nine months of 2009. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 36.4 percent for the first nine months of 2009 is due to state income taxes, net of federal benefit (approximately 5.0 percent) and other items (approximately 0.7 percent) offset by a reduction of the capital loss carryforward valuation allowance (approximately 3.6 percent) and the utilization of research and development credits (approximately 0.7 percent).

Discontinued Operations, Net of Tax

For the third quarter and first nine months of 2010, discontinued operations, net of tax reflected a loss of $0.7 million, or $0.02 per diluted share, and $2.9 million, or $0.10 per diluted share, respectively. For the nine month period of 2010, discontinued operations included a pre-tax gain on the sale of the HME and IV businesses of $0.1 million. Discontinued operations, net of tax for the third quarter of 2009 reflected an operating gain of $0.2 million or $0.01 per diluted share and for the first nine months of 2009 reflected an operating loss of $0.3 million, or $0.01 per diluted share.

Net Income Attributable to Gentiva Shareholders

For the third quarter of fiscal 2010, net income attributable to Gentiva shareholders was $8.1 million, or $0.27 per diluted share, compared with net income of $15.4 million, or $0.52 per diluted share, for the corresponding period of 2009. For the first nine months of fiscal 2010, net income attributable to Gentiva shareholders was $36.3 million, or $1.19 per diluted share, compared to $50.5 million, or $1.70 per diluted share, for the first nine months of fiscal 2009. Net income attributable to Gentiva shareholders for the third quarter of 2010 included (A) income from continuing operations attributable to Gentiva shareholders of $8.8 million, or $0.29, per diluted share and (B) loss from discontinued operations of $0.7 million or $0.02 per diluted share. Income from continuing operations for the third quarter was impacted by pre-tax charges relating to restructuring and acquisition and integration activities of $22.8 million, or $0.44 per diluted share. See Note 8 Restructuring Costs, Acquisition and Integration Activities and Legal Settlements to the Company’s consolidated financial statements.

Net income attributable to Gentiva shareholders for the first nine months of 2010 included (A) income from continuing operations attributable to Gentiva shareholders of $39.3 million, or $1.29 per diluted share and (B) loss from discontinued operations of $2.9 million or $0.10 per diluted share. Income from continuing operations attributable to Gentiva shareholders for the first nine months was impacted by pre-tax charges relating to restructuring, legal settlements and acquisition and integration activities of $40.7 million, or $0.82 per diluted share.

Net income attributable to Gentiva shareholders for the third quarter and first nine months of 2009 included (A) income from continuing operations attributable to Gentiva shareholders of $15.2 million, or $0.51 per diluted share and $50.8 million, or $1.71 per diluted share, respectively, and (B) income from discontinued operations of $0.2 million, or $0.01 per diluted share in the third quarter and loss from discontinued operations of $0.3 million, or $0.01 per diluted share for the first nine months.

Income from continuing operations attributable to Gentiva shareholders for the third quarter and first nine months of 2009 included (i) a pre-tax charge of $0.9 million, or $0.02 per diluted share, and $2.4 million or $0.05 per diluted share, respectively, associated with restructuring and integration activities, and (ii) for the nine month period, a pre-tax gain of $5.7 million, or $0.19 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services. See Note 8 Restructuring Costs, Acquisition and Integration Activities and Legal Settlements to the Company’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under governmental payer or third party commercial arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC in October 2010.

In connection with the Odyssey acquisition, the Company entered into a new credit agreement that provided for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $125.0 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 11 Long-Term Debt to the Company’s consolidated financial statements.

During the first nine months of 2010, cash provided by operating activities was $91.6 million. In addition, the Company had proceeds from issuance of debt of $1.075 billion and received net proceeds of $8.8 million principally from the sale of its HME and IV businesses and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $7.0 million. In the first nine months of 2010, the Company used $834.9 million for acquisition of businesses, $375.8 million for the repayment of debt and borrowings under the credit facility, $58.3 million for debt issuance costs, $9.3 million for capital expenditures, and $5.0 million for repurchases of common stock.

Net cash provided by operating activities increased by $15.7 million, from $75.9 million for the first nine months of 2009 to $91.6 million in the first nine months of 2010. The increase was primarily driven by improvements in accounts receivable ($26.6 million), increases in current liabilities ($12.1 million) and other ($4.8 million), offset by net cash provided by operations prior to changes in assets and liabilities ($19.6 million) and prepaid expenses and other current assets ($8.2 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Nine Months Ended
	October 3, 2010	September 27, 2009	Variance
OPERATING ACTIVITIES:
Net income	$36,469	$50,522	$(14,053)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	14,774	16,705	(1,931)
Amortization of debt issuance costs	2,054	952	1,102
Provision for doubtful accounts	7,458	6,307	1,151
Equity-based compensation expense	4,624	4,140	484
Windfall tax benefits associated with equity-based compensation	(714)	(743)	29
Realized loss on auction rate securities	—	1,000	(1,000)
Gain on sale of assets and businesses, net	(169)	(5,747)	5,578
Equity in net earnings of CareCentrix	(1,281)	(779)	(502)
Deferred income tax expense	(5,456)	5,015	(10,471)

Total cash provided by operations prior to changes in assets and liabilities	$57,759	$77,372	$(19,613)

The $19.6 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2009 and 2010 periods is primarily related to reductions in net income resulting from pre-tax net charges of $40.7 million relating to restructuring, acquisition and integration activities and legal settlements and reductions in gain on sale of assets and businesses offset somewhat by improvements in operating results for the Company’s Home Health and Hospice segments, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses, net and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Nine Months Ended
	October 3, 2010	September 27, 2009	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$4,664	$(130)	$4,794
Payroll and related taxes	(14,458)	6,865	(21,323)
Deferred revenue	4,737	6,694	(1,957)
Medicare liabilities	9,329	(187)	9,516
Obligations under insurance programs	2,359	(1,098)	3,457
Accrued nursing home costs	12,186	(2)	12,188
Other accrued expenses	(70)	(5,525)	5,455

Total changes in current liabilities	$18,747	$6,617	$12,130

The primary drivers for the $12.1 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•

Accounts payable, which had a positive impact of $4.8 million, between the 2009 and 2010 reporting periods, primarily related to the disposition of the Company’s HME and IV businesses and timing of payments.

•

Payroll and related taxes, which had a negative impact of $21.3 million between the 2009 and 2010 reporting periods, primarily due to the acquisition of Odyssey and timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $2.0 million between the 2009 and 2010 reporting periods.

•

Medicare liabilities, which had a positive impact of $9.5 million between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $3.5 million between the 2009 and 2010 reporting periods, primarily related to favorable trends under the Company’s insurance programs in 2010.

•

Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $12.2 million between the 2009 and 2010 reporting periods, due primarily to increases in accrued nursing home costs associated with the Odyssey acquisition.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $5.4 million between the 2009 and 2010 reporting periods, due primarily to increases in accrued interest costs under the Company’s credit facilities and accrued costs associated with the Odyssey acquisition.

Working capital at October 3, 2010 was approximately $115 million, a decrease of $83 million, as compared to approximately $198 million at January 3, 2010, primarily due to:

•	a $71 million decrease in cash and cash equivalents;

•	a $2 million decrease in current assets held for sale as a result of the completion of the sale of the Company’s HME and IV businesses effective February 1, 2010;

•

a $154 million increase in current liabilities, consisting of increases in current portion of long-term debt ($34 million), accounts payable ($5 million), payroll and related taxes ($10 million), deferred revenue ($5 million), Medicare liabilities ($22 million), obligations under insurance programs ($18 million), nursing home costs ($28 million), and in other accrued expenses ($32 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities; partially offset by

•	a $94 million increase in accounts receivable;

•	a $17 million decrease in deferred tax assets; and

•	a $33 million increase in prepaid expenses and other current assets.

Days Sales Outstanding (“DSO”) relating to continuing operations as of October 3, 2010 were 53 days, a decrease of one day from January 3, 2010, primarily related to strong cash collections during the first nine months of 2010 as well as the release of held Medicare billing pending the receipt of the tie-in notice from the Centers for Medicare and Medicaid Services (“CMS”) associated with acquisitions completed in late 2009.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 45 days at October 3, 2010 and 43 days at January 3, 2010.

Accounts receivable attributable to major payer sources of reimbursement at October 3, 2010 and January 3, 2010 were as follows (in thousands):

	October 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$202,922	$183,777	$11,957	$4,802	$2,386
Medicaid and Local Government	36,130	30,670	4,956	541	(37)
Commercial Insurance and Other	43,903	32,830	5,634	3,468	1,971
Self - Pay	4,422	1,458	1,041	1,177	746

Gross Accounts Receivable	$287,377	$248,735	$23,588	$9,988	$5,066

	January 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$126,927	$106,774	$13,530	$4,937	$1,686
Medicaid and Local Government	16,465	12,867	1,686	1,454	458
Commercial Insurance and Other	44,312	34,127	5,518	3,512	1,155
Self - Pay	3,792	1,523	1,224	836	209

Gross Accounts Receivable	$191,496	$155,291	$21,958	$10,739	$3,508

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Third Quarter Ended
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	76%	93%	81%	72%	93%	74%
Medicaid and Local Government	6	4	6	8	4	8
Commercial Insurance and Other:
Paid at episodic rates	8	—	5	8	—	7
Other	10	3	8	12	3	11

Total net revenues	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	75%	93%	78%	72%	92%	74%
Medicaid and Local Government	6	4	6	9	4	8
Commercial Insurance and Other:
Paid at episodic rates	8	—	7	7	—	7
Other	11	3	9	12	4	11

Total net revenues	100%	100%	100%	100%	100%	100%

Effective January 1, 2010, CMS implemented payment updates for Medicare home health which represented a net increase in reimbursement of approximately 1.8 percent, consisting of (i) a 2.0 percent market basket update, (ii) a modification to the home health outlier policy with a related increase in home health base rates of 2.5 percent and (iii) a 2.75 percent reduction in home health system payment rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), representing the third year of a four year phase-in. In addition, as a result of the recent passage of the Affordable Care Act a 3.0 percent add-on to Medicare payments made for home health services to patients in rural areas has been implemented effective April 1, 2010. During the third quarter and first nine months of 2010, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

Effective October 1, 2009, CMS implemented a net 1.4 percent increase in payments to hospices serving Medicare beneficiaries. Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent reduction due to the second year of a seven year phase-in of the budget neutrality adjustment factor.

On November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 representing a net decrease in reimbursement of approximately 4.89 percent. The changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep adjustment of 3.79 percent, and (v) fractional benefits resulting from the rural add-on provision and wage index updates. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. The CMS indicated on November 2, 2010 that it has postponed action for the 2012 proposal to allow for further analysis.

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

Credit Arrangements

On August 17, 2010, Gentiva entered into a new senior secured credit agreement which provided for (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (the “Credit Agreement”) and completed the issuance of $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). On such date, Gentiva used cash on hand and proceeds from borrowings of $1.105 billion, including $30 million of borrowings under the revolving credit facility, to (i) pay the cash purchase price in connection with the acquisition of Odyssey, (ii) repay all amounts outstanding under Odyssey’s then existing credit facility which was then terminated, (iii) repay all amounts outstanding under Gentiva’s then existing credit agreement, which was then terminated and (iv) pay various fees and expenses resulting from the Odyssey acquisition and related financing. Revolving credit facility borrowings were repaid prior to October 3, 2010.

As of October 3, 2010 and January 3, 2010, long-term debt consisted of the following (in thousands):

	October 3, 2010	January 3, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$200,000	$—
Term Loan B, maturing August 17, 2016	550,000	—
11.5% Senior Notes due 2018	325,000	—
Term loan borrowings under 2006 Credit Agreement	—	237,000

	1,075,000	237,000
Less: current portion of long-term debt	(38,750)	(5,000)

	$1,036,250	$232,000

The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.75 percent and the Base Rate be less than 2.75 percent. The Applicable Rate for Term Loan B borrowings through maturity and Term Loan A and revolving credit borrowings through December 31, 2010 is 5.00 percent for Eurodollar Rate loans and letter of credit fees and 4.00 percent for Base Rate loans. Beginning in 2011, the Applicable Rate component of the interest rate for Term Loan A and revolving credit borrowings is based on the Company’s consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans
≥ 3.0:1	5.00%	4.00%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%
< 2.0:1	4.00%	3.00%

The Company may select interest periods of one, two, three or six months for Eurodollar rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through October 3, 2010, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

As of October 3, 2010, the aggregate principal payments of long-term debt are $9.7 million in 2010, $38.8 million in each of the years 2011 through 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average interest rate on outstanding borrowings was 8.2 percent per annum at October 3, 2010 and 2.0 percent per annum at January 3, 2010. As of October 3, 2010, the Company’s consolidated leverage ratio was 3.85x.

Outstanding letters of credit were $45.4 million at October 3, 2010 and $35.0 million at January 3, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of October 3, 2010, the Company’s unused and available borrowing capacity under the Credit Agreement was $79.6 million.

Senior Notes

The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that are guarantors under the Credit Agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2011. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.

The Senior Notes will mature on September 1, 2018. Gentiva may redeem the Senior Notes, in whole or in part, at any time prior to the first interest payment of 2014, at a price equal to 100 percent of the principal amount of the Senior Notes redeemed plus an applicable make-whole premium based on the present value of the remaining payments discounted at the treasury rate plus 50 basis points plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to September 1, 2013, Gentiva may redeem up to 35 percent of the aggregate principal amount of the Senior Notes with the net cash proceeds of a qualified equity offering at a redemption price equal to 111.5 percent of the aggregate principal amount, provided that (i) at least 65 percent of the aggregate principal amount of Senior Notes originally issued remain outstanding after the occurrence of such redemption and (ii) such redemption occurs within 180 days after the closing of a qualified equity offering.

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

See Note 11 Long-Term Debt to the Company’s consolidated financial statements for a full description of the Company’s senior secured Credit Agreement and Senior Notes.

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

Capital Expenditures

The Company’s capital expenditures for the nine months ended October 3, 2010 were $9.3 million as compared to $18.2 million for the nine months ended September 27, 2009. Capital expenditures associated with the Company’s HME and IV business for the first nine months of 2010 were $0.3 million and $4.3 million for the first nine months of 2009. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $13 million and $15 million for fiscal 2010. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $81.7 million as of October 3, 2010, including operating funds of approximately $5.1 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments, and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the nine months ended October 3, 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. The Company’s new credit agreement, dated August 17, 2010, provides, with certain exceptions, for a limit of $5.0 million per fiscal year for the repurchases of the Company’s common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of October 3, 2010, the Company had outstanding borrowings of $1.075 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at October 3, 2010 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations:
Term loan repayments	$750,000	$38,750	$77,500	$152,500	$481,250
Bonds repayment	325,000	—	—	—	325,000
Interest payments (1)	553,200	87,019	166,191	155,729	144,261
Capital lease obligations	590	348	236	6	—
Operating lease obligations	138,255	44,649	63,152	26,209	4,245
Purchase obligations	3,235	2,588	647	—	—

Total	$1,770,280	$173,354	$307,726	$334,444	$954,756

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At October 3, 2010, the interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.
(2)	The table excludes $4.1 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the guidance for uncertain tax positions.

During the nine months ended October 3, 2010, the Company made prepayments of $237.0 million on its term loan under its former credit facility, which was terminated on August 17, 2010. Under the Company’s new credit agreement, the Company has required quarterly principal payments on the term loans of approximately $9.7 million beginning December 31, 2010. During the third quarter ended October 3, 2010, the Company borrowed and repaid $30 million under its revolving credit facility. The Company had total letters of credit outstanding of approximately $45.4 million at October 3, 2010 and $35.0 million at January 3, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $4.5 million and $3.2 million at October 3, 2010 and January 3, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for 2010 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of October 3, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $750.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $7.5 million per year, assuming a similar capital structure.

However, the Company’s Credit Agreement includes a requirement that the Company enter into and maintain interest rate swap contracts covering a notional amount of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness for borrowed money (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years commencing 90 days after the closing date of the Odyssey acquisition. The Company expects to enter into such contracts in November 2010.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

In August 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey. The Company is in the process of transferring the accounting for Odyssey and integrating Odyssey into the Company’s existing internal control environment. The Company expects to exclude Odyssey from the assessment of internal control over financial reporting as of December 31, 2010.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2010, a collective action complaint entitled Nelson Alleman, on behalf of himself and others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Northern District of Georgia, Gainesville Division, against the Company in which a former employee employed as a certified respiratory therapist alleges overtime wage violations under the FLSA. The plaintiff seeks collective action certification of similar employees, attorneys’ fees, back wages and damages going back three years under the FLSA. Given the preliminary stage of this lawsuit, the Company is unable to assess the probable outcome or potential liability, if any, arising from this proceeding. The Company intends to defend itself vigorously in this lawsuit.

On November 2, 2010, a putative shareholder class action complaint, captioned Steve Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action.

See also Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

Because of recent significant developments affecting the Company that occurred on August 17, 2010, namely, our acquisition of Odyssey, our entering into a new credit facility with Bank of America, N.A. and other lenders and our issuance of $325,000,000 principal amount of 11.5% Senior Notes due 2018, we are updating, revising and restating significant risks to which the Company is subject.

The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your investment in our Company’s securities.

All references to “we”, “our” or “us” in this Item 1A refer to Gentiva Health Services, Inc. and its consolidated subsidiaries unless otherwise indicated.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Credit Agreement and Senior Notes.

We are highly leveraged. As of October 3, 2010, our total indebtedness was approximately $1.075 billion. We also had an additional $79.6 million available for borrowing under our revolving credit facilities (without taking into account approximately $45.4 million of letters of credit that we have issued).

Our high degree of leverage could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	making it more difficult for us to make payments on the Senior Notes;

•	increasing our vulnerability to adverse changes in general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged than we are.

Our ability to satisfy our obligations and to reduce our total debt depends on future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be able to provide sufficient proceeds, to meet these obligations or to execute our business strategy successfully.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Agreement and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our Credit Agreement and the indenture governing the Senior Notes contain various covenants that limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, our Credit Agreement requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants or failure to maintain or satisfy a financial ratio or test could result in a default under one or more of these agreements. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Credit Agreement as well as our unsecured indebtedness, including the Senior Notes.

Despite our high indebtedness, we and our subsidiaries may still be able to incur additional amounts of debt, which could increase the risks associated with our substantial indebtedness.

Under the terms of our Credit Agreement and the indenture governing the Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. In addition, as of October 3, 2010, we had $79.6 million available for borrowing under our revolving credit facility (without taking into account approximately $45.4 million of letters of credit that we have issued). These borrowings and any other secured indebtedness permitted under agreements governing our indebtedness would be effectively senior to the Senior Notes and their guarantees to the extent of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

Risks Related to Our Business and Industry

We may not be able to successfully integrate Odyssey and other businesses that we may acquire in the future with Gentiva.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate Odyssey and other businesses that we may acquire in the future with Gentiva. The process of integrating Odyssey, or any other acquired businesses, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company’s accounting policies to ours;

•

retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate Odyssey, or any other acquired businesses, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, our acquisition of Odyssey has resulted, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the benefits that we expect to realize as a result of our acquisition of Odyssey or other future acquisitions. Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from our acquisition of Odyssey or other future acquisitions, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	increases in other expenses unrelated to the acquisition, which may offset the cost savings and other synergies from the acquisition;

•	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Specifically, while we expect the acquisition of Odyssey to create significant opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

Our growth strategy may not be successful.

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	our ability to achieve anticipated operational benefits, including leveraging referral sources;

•	the effects of competition;

•	pending initiatives concerning the levels of Medicare, Medicaid and private health insurance reimbursement and uncertainty concerning reimbursements in the future;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms;

•	our ability to integrate effectively and retain the business acquired by us through acquisitions we have made or may make; and

•	the requirement for obtaining certificates of need.

An element of our growth strategy is expansion of our business by developing new hospice programs in new markets and growth in our existing markets. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. We cannot assure you that we will be able to:

•	identify markets that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate each of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified in new markets;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; or

•	compete effectively with existing programs in new markets.

According to the Medicare Payment Advisory Commission (“MedPAC”), an estimated 35 percent of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities and businesses by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of acquisitions in some states in the future.

Competition among home healthcare and hospice companies is intense.

The home health and hospice services industry is highly competitive. We compete with a variety of other companies in providing home health services and hospice services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us and may thereby attract customers who are presently receiving our home health or hospice services.

In many areas in which our home health and hospice programs are located, we compete with a large number of organizations, including:

•	community-based home health and hospice providers;

•	national and regional companies;

•	hospital-based home health agencies, hospice and palliative care programs;

•	nursing homes; and

•	home health agencies.

Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources than we have or may obtain. Various healthcare companies have diversified into the hospice market. For example, a few large healthcare providers, including Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include hospice care or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our home health and hospice locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer home health or hospice patients to us and may refer their patients to other home health or hospice care providers, or not at all. Our growth and profitability depend significantly on our ability to provide good patient and family care, to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase.

Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and to increase our net patient service revenue.

Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. New York has additional barriers to entry. New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in New York is restricted. These laws could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets.

The cost of healthcare is funded substantially by government and private insurance programs. If this funding is reduced or becomes limited or unavailable to our customers, our business may be adversely impacted.

Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers, that reimbursement will be available or that payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, and, on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Reform Act”). The Health Care Reform Act mandates important changes to reimbursement for home health and hospice, including reductions in reimbursement levels. See “— Risks Related to Healthcare Regulation.” On November 2, 2010, Centers for Medicare & Medicaid Services (“CMS”) announced final changes to Medicare home health payments for calendar year 2011 representing a net decrease in reimbursement of approximately 4.89 percent. The changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep adjustment of 3.79 percent, and (v) fractional benefits resulting from the rural add-on provision and wage index updates. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. The CMS indicated on November 2, 2010 that it has postponed action for the 2012 proposal to allow for further analysis. There can be no assurance these changes will not adversely affect us.

Possible changes in the case-mix of patients, as well as payer mix and payment methodologies, may have a material adverse effect on our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including the mix of patients and the rates of reimbursement among payers. Changes in the case-mix of the patients as well as payer mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant increase in our Medicaid population or decrease in Medicaid payments could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

Further consolidation of managed care organizations and other third-party payers may adversely affect our profits.

Managed care organizations and other third-party payers have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a preferred provider and/or engage our competitors as preferred or exclusive providers, our business could be adversely affected. In addition, private payers, including managed care payers, could seek to negotiate additional discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing our profitability.

The healthcare industry continues to experience shortages in qualified home health service employees and management personnel.

We compete with other healthcare providers for our employees, both clinical associates and management personnel. As the demand for home health services and hospice services continues to exceed the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competitive arena for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages.

In addition to the wage pressures inherent in this environment, the cost of training new employees amid the turnover rates may cause added pressure on our operating margins.

A continued economic downturn, state budget pressures, sustained unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

A continued economic downturn can have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy, the war in Iraq and Afghanistan or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

We may experience disruption to our business and operations from the effects of natural disasters or terrorist acts.

The occurrence of natural disasters, terrorist acts or “mass illnesses” such as the pandemic flu, and the erosion to our business caused by such an occurrence, may adversely impact our profitability. In the affected areas, our offices may be forced to close for limited or extended periods of time, and we may face the reduced availability of clinical associates.

If an impairment of goodwill or intangible assets were to occur, our earnings would be negatively impacted.

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amounted to $1.085 billion and $377 million, respectively, at October 3, 2010. We have assigned to our reportable business segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. We performed an impairment test of goodwill in connection with the classification of our home medical equipment and infusion therapy (“HME and IV”) businesses as held for sale. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and as such, we recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, net of tax for fiscal 2009. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems, including a new clinical management system. The net carrying value of fixed assets amounted to $83.4 million at October 3, 2010, which included deferred software developments costs of $34.7 million related to our LifeSmart clinical management system. During fiscal 2009, we began depreciating our clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology became available in a branch for its intended use. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

During 2010, we have continued implementing a new clinical management system for use in our home health business. This system will involve the use of handheld devices by our clinical associates who provide care to our patients. The continued rollout and future development of this system involve substantial costs relating to salaries and benefits and consulting, travel and training costs. Implementation and future development costs in excess of expectations or the failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

A prolonged disruption of the capital and credit markets may adversely affect our future access to capital and our cost of capital.

The continued volatility and disruption of the capital and credit markets in the United States have adversely affected the access to capital and increased the cost of capital. We have used the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and strategic ventures, including acquisitions. We believe that we have adequate capital and liquidity to conduct any foreseeable initiatives that may develop over the near term; however, should current economic and market conditions continue or deteriorate further, our future cost of debt or equity capital and future access to capital markets may be adversely affected. See “— Risks Related to Our Indebtedness.”

We have risks related to obligations under our insurance programs.

We are obligated for certain costs under various insurance programs, including employee health and welfare, workers’ compensation, auto and professional liability. We may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. We maintain various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. We also may be subject to exposure relating to employment law and other related matters for which we do not maintain insurance coverage. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, should we experience a significant increase in losses resulting from workers’ compensation, professional liability or employee health and welfare claims, the resulting increase in provisions and/or required reserves could negatively affect our profitability.

An adverse ruling against us in certain litigation could have an adverse effect on our financial condition and results of operations.

We are involved in litigation incidental to the conduct of our business currently and from time to time, including three recently filed collective and class action complaints alleging violations by us of the Federal Fair Labor Standards Act and certain state wage and hour laws and a recently filed putative shareholder class action complaint alleging violations by us of the Securities Exchange Act of 1934. The damages claimed against us in certain litigation are substantial.

We cannot assure you that we will prevail in the pending cases. In addition to the possibility of an adverse outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and the results of our operations.

Risks Related to Healthcare Regulation

Federal or state healthcare reform laws could adversely affect our operating results and financial condition.

In March 2010, President Obama signed into law the Health Care Reform Act. This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to home health services and hospice services, is unknown.

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the health care reform bill in their respective states. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals will increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payers. As a result, commercial payers may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are in their earliest stages.

The Health Care Reform Act mandates changes to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2011. Beginning October 1, 2012, the annual market basket rate increase for hospice providers will be reduced by a formula that could cause payment rates to be lower than in the prior year.

Also included in the Health Care Reform Act are requirements that before certifying a patient for home health services, the certifying physician must document that the physician or a non-physician practitioner under the direction of the physician must have a face-to-face encounter with the patient. CMS announced final regulations on November 2, 2010 that would require a physician, or nurse practitioner, clinical nurse or physician assistant under the direction of the physician, to have a face-to-face encounter with the patient, for the reason that home health is ordered, within 90 days prior to the start of care or within 30 days after the home health start date in order to certify home health services. Beginning January 1, 2011, a hospice physician or nurse practitioner must have a face-to-face encounter with the patient no more than 30 days prior to the patient’s third benefit period recertification and must have a face-to-face encounter with that patient no more than 30 days prior to every subsequent recertification.

Given the recent enactment of the Health Care Reform Act, and taking into account proposed state reforms and possible legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to Medicare cap amounts, which are calculated by Medicare.

In fiscal 2009, 82 percent of Gentiva’s total net revenues were generated from Medicare and Medicaid and local government programs and in fiscal 2009, 97 percent of Odyssey’s net patient service revenue consisted of payments paid primarily on a per diem basis, from the Medicare and Medicaid programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

In addition, the timing of payments made under these programs is subject to regulatory action and governmental budgetary constraints. For certain Medicaid programs, the time period between submission of claims and payment has increased. Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs. Additionally, the federal and state governments may in the future reduce the funds available under those programs or require more stringent utilization and quality reviews of providers. These pressures may be increased as a result of the Health Care Reform Act. Moreover, we cannot assure you that adjustments from regulatory actions or Medicare or Medicaid audits, including the payment of fines or penalties to the federal or state governments, will not have a material adverse effect on our liquidity or profitability.

Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare. On July 23, 2010, CMS announced that the Medicare cap is $23,875 for the 2010 cap year, which is from November 1, 2009 through October 31, 2010. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.

As part of its review of the Medicare hospice benefit, MedPAC recommended to Congress in its “Report to Congress: Medicare Payment Policy—March 2009” (“2009 MedPAC Report”) that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:

•	have relatively higher payments per day at the beginning of a patient’s hospice care and relatively lower payments per day as the length of the duration of the hospice patient’s stay increases;

•	include relatively higher payments for the costs associated with patient death at the end of the hospice patient’s stay; and

•	implement the payment system changes in 2013, with a brief transitional period.

In its 2009 MedPAC Report, MedPAC estimated that these changes would result in a reduction in aggregate payments to for-profit hospices of between 3.2 percent and 5.0 percent.

On January 14, 2010 MedPAC voted to recommend that the Congress should reduce the annual market basket update for hospice providers on October 1, 2010 by MedPAC’s adjustment for productivity growth, which is estimated to be 1.3 percent. In addition, the Health Care Reform Act includes several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report or the recommendation approved by MedPAC on January 14, 2010 will be enacted or whether any additional healthcare reform initiatives will be implemented or whether the Health Care Reform Act or other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.

On November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 representing a net decrease in reimbursement of approximately 4.89 percent. The changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep adjustment of 3.79 percent, and (v) fractional benefits resulting from the rural add-on provision and wage index updates. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. The CMS indicated on November 2, 2010 that it has postponed action for the 2012 proposal to allow for further analysis.

Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

Approximately 35 percent of our hospice patients reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided our hospice patients residing in nursing homes could reduce our net patient service revenue and profitability.

For hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95 percent of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95 percent of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these “room and board” services at 100 percent of the Medicaid per diem nursing home rate.

Government studies conducted in the last several years have suggested that the reimbursement levels for hospice patients living in nursing homes may be excessive. In particular, the federal government has expressed concern that hospice programs may provide fewer services to patients residing in nursing homes than to patients living in other settings due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed per diem amount, regardless of the volume or duration of services provided, the government is concerned that hospice programs may be increasing their profitability by shifting the cost of certain patient care services to nursing homes.

The reduction or elimination of Medicare payments for hospice patients residing in nursing homes would significantly reduce our net patient service revenue and profitability. In addition, changes in the way nursing homes are reimbursed for “room and board” services provided to hospice patients residing in nursing homes could affect our ability to obtain referrals from nursing homes. A reduction in referrals from nursing homes would adversely affect our net patient service revenue and profitability.

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

Additionally, on July 13, 2010, the SEC informed us that it has commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, we received subpoena from the SEC requesting certain documents in connection with its investigation. Similar to the Senate Finance Committee request, the SEC subpoena, among other things, focuses on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents sent to the Senate Finance Committee. We are in the process of responding to the SEC’s request.

Given the preliminary stage of both the Senate Finance Committee inquiry and the SEC investigation, we are unable to assess the probable outcome or potential liability, if any, arising from either matter. There can be no assurances that we will not experience negative publicity with respect to these matters, that fines or other penalties will not be imposed by the SEC or that an investigation by other governmental agencies may not be initiated for which we could incur fines or other losses as a result, including a reduction in reimbursement for certain services we perform.

If Odyssey fails to comply with the terms of its Corporate Integrity Agreement, it could subject us to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

On July 6, 2006, Odyssey entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that Odyssey must comply with. If Odyssey fails to comply with the terms of its CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect Odyssey’s and our profitability. A suspension or termination of its participation in the Medicare and Medicaid programs would have a material adverse affect on Odyssey’s and our profitability and financial condition as substantially all of Odyssey’s net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.0 percent and 96.6 percent of Odyssey’s net patient service revenue for its fiscal years ended December 31, 2009 and 2008, respectively, were attributed to Medicare and Medicaid payments.

If any of our hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least 5 percent of the total patient care hours provided by its employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our patient service revenue and profitability and financial condition. We believe that we are in compliance with the conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the Medicare conditions of participation.

We are subject to certain ongoing investigations, and we are subject to periodic audits and requests for information by the Medicare and Medicaid programs or government agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements.

The operation of our home health services business and hospice services business is subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and treble damage claims if we violate the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996, the Balanced Budget Act of 1997 and the Health Care Reform Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from Medicare and Medicaid programs and other federal and state health care programs.

Additionally, the Health Care Reform Act requires providers, such as home health agencies and hospice providers, to notify the Secretary of Health and Human Services, intermediary, contractor or other appropriate person, of any overpayment and the reason for the overpayment, and to return the overpayment, within the later of 60 days from the time the overpayment is identified or the due date of the provider’s cost report. Failure to comply may result in prosecution under the false claims act and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

CMS has contracted with four Recovery Audit Contractors (“RACs”) to perform post-payment reviews of health care providers. In January 2010, CMS announced that it has approved two issues for the RACs to begin reviewing with respect to hospice providers. These initial hospice reviews will focus on durable medical equipment services and other Medicare Part A and B services provided to hospice patients that are related to a patient’s terminal prognosis and the financial obligation of the hospice provider to determine whether the hospice provider arranged for and paid for the services as required. We expect in the future that CMS will likely expand the scope of the reviews conducted by the RACs. We cannot predict whether reviews by RACs of our hospice programs’ reimbursement claims will result in material recoupments, which could have a material adverse affect on our financial condition and results of operations.

We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti-fraud and abuse requirements. In April 2003, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding our implementation of settlements and corporate integrity agreements entered into with the government, as well as our treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, we received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, we reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, we will pay the government $12.5 million, of which $9.5 million was recorded as a special charge in the 2010 first quarter with the remaining $3 million covered by a previously-recorded reserve.

Odyssey was the subject of a civil investigation by the Civil Division of the DOJ. On July 6, 2006, Odyssey entered into a settlement agreement with the DOJ to settle the investigation. As part of the settlement of the investigation, Odyssey entered into the CIA with the U.S. Department of Health and Human Services, Office of Inspector General.

On February 14, 2008, Odyssey received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying Odyssey that the Texas Attorney General was conducting an investigation concerning Medicaid hospice services provided by Odyssey, including its practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by its programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources. Odyssey believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. Based on the limited information that Odyssey has at this time, we cannot predict the outcome of the investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, Odyssey received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. Odyssey is cooperating with the OIG and has completed its subpoena production. Based on the preliminary stage of this investigation and the limited information that Odyssey has at this time, we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

On February 23, 2010, Odyssey received a subpoena from the OIG requesting various documents and certain patient records of one of Odyssey’s hospice programs relating to services performed from January 1, 2006 through December 31, 2009. Odyssey is cooperating with the OIG and has completed its subpoena production. Because of the preliminary stage of this investigation and the limited information that Odyssey has at this time, we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

We are also subject to federal and state laws that govern financial and other arrangements among healthcare providers.

Federal law prohibits the knowing and willful offer, payment, solicitation or receipt, directly or indirectly, of remuneration to induce, arrange for, or in return for, the referral of federal health care program beneficiaries for items or services paid for by a federal health care program. State laws also prohibit such payments for Medicaid beneficiaries and some states have expanded anti-kickback statutes. The federal law known as the “Stark Law” prohibits certain financial arrangements with physicians. State laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical products and services. Furthermore, some states have enacted laws similar to the Stark Law, which restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, civil and criminal penalties, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

We face additional federal requirements that mandate major changes in the transmission and retention of health information and in notification requirements for any health information security breaches.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the Stimulus Bill, effective February 22, 2010, sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. A week after the effective date, covered entities and business associates were required to submit reports to the US Department of Health and Human Services (“HHS”) of any breaches that occurred during the last quarter of 2009. The HITECH Act requires patient notification for all breaches, media notification of breaches of over 500 patients and at least annual reporting of all breaches to the Secretary of HHS. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a 4-tier system of sanctions for breaches. Penalties now range from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million for the identical violation. On July 14, 2010, the Office for Civil Rights of the U.S. Department of Health and Human Services (“OCR”) published proposed regulations in the Federal Register to implement the HITECH Act revisions. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and experience substantial fluctuations, and you could lose all or part of your investment.

Our common stock is traded on The NASDAQ Global Select Market, and the market price for our common stock has been volatile, ranging from $18.93 to $30.88 during the 52-week trading period ended September 30, 2010. The market price of our common stock may continue to fluctuate substantially based on a number of factors, including, but not limited to:

•	our operating and financial performance;

•	changes, or proposed changes, in government reimbursement rates and regulations;

•	stock market conditions generally and specifically as they relate to the home health services industry;

•	developments in litigation or government investigations;

•	changes in financial estimates and recommendations by securities analysts who follow our stock;

•	economic and political uncertainties in the marketplace generally; and

•	future issuances of common stock or other securities.

We do not expect to pay dividends on our common stock in the foreseeable future, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

Except for a special cash dividend paid in 2002, we have never paid any cash dividends on our common stock, and we have no intention in the foreseeable future to pay any cash dividends on our common stock. Future payments of dividends, if any, and the amount of the dividends will be determined by our Board of Directors from time to time based on our results of operations, financial condition, cash requirements, future prospects and other factors our Board of Directors deems relevant. Additionally, our Credit Agreement and the indenture governing our Senior Notes contain restrictions on our ability to declare and pay dividends. See “—Risks Related to Our Indebtedness — Our debt agreements contain restrictions that will limit our flexibility in operating our business.” Therefore, an investor in our common stock would be able to obtain an economic benefit from purchasing our common stock only if the trading price of the shares increases after such purchase and the investor sells the shares at the increased price.

Provisions in our organizational documents, Delaware law and our debt agreements could delay or prevent a change in control of Gentiva, which could adversely affect the price of our common stock.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and anti-takeover provisions of the General Corporation Law of the State of Delaware could discourage, delay or prevent an unsolicited change in control in Gentiva, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the Board of Directors. Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws that could delay or prevent an unsolicited change in control include:

•	the ability of our Board of Directors to issue up to 25,000,000 shares of preferred stock and to determine the terms, rights and preferences of the preferred stock without stockholder approval; and

•	the prohibition on the right of stockholders to call meetings or act by written consent and limitations on the right of stockholders to present proposals or make nominations at stockholder meetings.

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our Credit Agreement and the indenture governing our Senior Notes contain various covenants that limit our ability to, among other things, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. See “— Risks Related to Our Indebtedness — Our debt agreements contain restrictions that will limit our flexibility in operating our business.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents. (5)

10.2	Form of Term Note. (5)

10.3	Form of Revolving Credit Note. (5)

10.4	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent. (5)

10.5	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N.A., as Administrative Agent. (5)

10.6	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers. (5)

10.7	Joinder Agreement, dated August 17, 2010. (5)

10.8	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. (5)

10.9	Summary Sheet of Company compensation to non-employee directors, effective August 4, 2010. *+

10.10	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010. (6)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 12, 2010	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: November 12, 2010	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.3	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and SunTrust Bank, as Co-Documentation Agents. (5)

10.2	Form of Term Note. (5)

10.3	Form of Revolving Credit Note. (5)

10.4	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent. (5)

10.5	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N.A., as Administrative Agent. (5)

10.6	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers. (5)

10.7	Joinder Agreement, dated August 17, 2010. (5)

10.8	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. (5)

10.9	Summary Sheet of Company compensation to non-employee directors, effective August 4, 2010. *+

10.10	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010. (6)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 2 to the Registration Statement of Company on Form S-4 dated January 19, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement