Form 10-K
period 2010-12-31
GENTIVA HEALTH SERVICES INC
filed 2011-03-11
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2010, the last business day of registrant’s most recently completed second fiscal quarter, was $658,838,898 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2011, was 30,476,536.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2011 Annual Meeting of Shareholders is incorporated by reference into PART III.

PART I

Item 1.	Business

As used in this annual report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Gentiva” refer to Gentiva Health Services, Inc. and its consolidated subsidiaries unless otherwise noted.

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of recently passed healthcare reform legislation and its subsequent implementation through governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare and Medicaid reimbursement levels;

•	outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks, or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 3 and 10 to the Company’s consolidated financial statements for additional information about the acquisition and related financing. The impact of the acquisition and related financing agreements is reflected in the Company’s fiscal 2010 results of operations and financial condition from the acquisition closing date, August 17, 2010.

In February 2010, the Company consummated the sale of its respiratory therapy and home medical equipment and infusion therapy businesses (“HME and IV”). During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The financial results of these operating segments, for all periods presented, are reported as discontinued operations in the Company’s consolidated financial statements.

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

Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2010, is contained under “Results of Operations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 “Business Segment Information” to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data.”

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, our Rehab Without Walls® unit, and our consulting business. As of December 31, 2010, our Home Health segment conducted its business through more than 300 locations located in 39 states.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. Reimbursement sources primarily include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in one division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into five geographical regions, which are further separated into geographical operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.

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

Hospice

The Hospice segment serves terminally ill patients and their families through more than 150 locations operating in 30 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. Hospice services are provided primarily in the patient’s home or other residence, such as an assisted living residence or nursing home, or in a hospital. The Medicare hospice benefit is designed for patients expected to live six months or less. Hospice services for a patient can continue, however, for more than six months, so long as the patient remains eligible as reflected by a physician’s certification.

Like Home Health, Hospice operations are also organized in a single division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into five geographic regions, which in turn are further separated into geographic operating areas, each of which includes branch locations.

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

Payers

Segment revenue mix by major payer classification is as follows:

	Fiscal Year
	2010		2009		2008
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	75%	93%	73%	93%	68%	91%
Medicaid and Local Government	6	4	8	3	13	4
Commercial Insurance and Other:
Paid at episodic rates	8	—	7	—	6	—
Other	11	3	12	4	13	5

Total net revenues	100%	100%	100%	100%	100%	100%

Net revenues for the CareCentrix segment in fiscal 2008 were 100 percent attributable to the Commercial Insurance and Other payer group.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal year 2008, Cigna accounted for approximately 81 percent of CareCentrix total net revenues, which in turn represented approximately 15 percent of the Company’s total net revenues. No other commercial payer accounted for 10 percent or more of the Company’s total net revenues. Net revenues from commercial payers are primarily generated under fee for service contracts, which are traditionally one year in term and renewable automatically on an annual basis, unless terminated by either party. Net revenues generated under capitated agreements with managed care payers were approximately 4 percent for fiscal year 2008. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated agreements were immaterial for fiscal 2009 and fiscal 2010.

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY®, GREAT HEALTHCARE HAS

COME HOME®, HEALTHFIELD®, LIFESMART®, ODYSSEY HEALTHCARE, INC. ®, ODYSSEY HEALTHCARE AND DESIGN®, REHAB WITHOUT WALLS®, SAFE STRIDES®, VISTACARE® AND VISTACARE AND DESIGN®. Certain of the Company’s subsidiaries operate under trade names, including GILBERT’S(SM), MID-SOUTH(SM), PHYSICIANS HOME HEALTH CARE(SM), TAR HEEL(SM), TOTAL CARE(SM) and WIREGRASS(SM).

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

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. In addition to several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on available information, the Company believes that its home health services business held approximately a 4 percent Medicare home health reimbursement market share in 2009. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Hospice. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company has. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill. Based on available information and giving effect to Odyssey’s Medicare-reimbursed hospice operations in 2009, the Company believes that its hospice operations would have held just under a 6 percent Medicare hospice reimbursement market share in 2009.

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

Number of Persons Employed

At December 31, 2010 and January 3, 2010, the Company employed full-time administrative, sales associates and clinical associates on both a salaried and pay-per-visit basis, who were also eligible for benefits, as follows:

	As of Fiscal Year End
	2010	2009
Clinical associates:
Home Health:
Salaried employees	600	750
Pay per visit	4,300	3,950

Total Home Health	4,900	4,700
Hospice	4,700	500

Total clinical associates	9,600	5,200
Administrative and sales associates	5,750	4,200

Total	15,350	9,400

The Company had approximately 300 full time associates at January 3, 2010, associated with its HME and IV businesses.

In addition, the Company employs clinical associates on a temporary basis, as needed, to provide home health services. In fiscal 2010, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and hospice businesses was approximately 3,600, compared to approximately 5,200 in fiscal 2009. The Company believes that its relationships with its employees are generally good.

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

The Centers for Medicare & Medicaid Services (“CMS”), has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Affordable Care Act, a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During fiscal year 2010, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

On November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision, represents a net decrease in reimbursement of approximately 4.89 percent in 2011 as compared to 2010. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. CMS indicated on November 2, 2010 that it has postponed action for the 2012 proposal to allow for further analysis. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

Calendar Year	Net Market Basket Update	Case Mix Creep Adjustment	Outlier Payment Adjustment	Rural Add-on / Other	Net Reimbursement Change	Base Episodic Rate
2011	1.10%	(3.79%)	(2.50%)	0.30%	(4.89%)	$2,192
2010	2.00%	(2.75%)	2.50%	0.50%	2.25%	$2,313
2009	2.90%	(2.75%)	—	—	0.15%	$2,272
2008	3.00%	(2.75%)	—	—	0.25%	$2,270

Actual episodic rates will vary from the base episodic rates noted in the table above due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient, (ii) wage indices applicable to the geographic region where the services are performed and (iii) the impact of the rural add-on provision.

Effective October 1, 2008, CMS implemented a 2.5 percent increase in their fiscal 2009 hospice payments. Effective October 1, 2009, CMS implemented a net 1.4 percent increase in payments to hospices serving Medicare beneficiaries. Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent reduction due to the second year of a seven year phase-in of the budget neutrality adjustment factor; as a result, the daily reimbursement rate for varying levels of hospice services as of October 1, 2010 includes approximately $147 for routine home care, approximately $652 for general inpatient care, approximately $856 for continuous home care and approximately $152 for respite care.

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

Seasonality

During the third quarter, the Company has historically experienced a moderate seasonal decline in volume as well as a decline in gross margins for its home health services, due to increased labor costs associated with higher utilization of paid time off by the Company’s clinical associates during this period. During the fourth quarter, the Company’s Hospice business historically experiences a decline in admissions surrounding the holiday season.

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

We are highly leveraged. As of December 31, 2010, our total indebtedness was approximately $1.052 billion. We also had an additional $125 million available for borrowing under our revolving credit facilities (without taking into account approximately $54.6 million of letters of credit that we have issued).

Our high degree of leverage could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Credit Agreement and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our Credit Agreement and the indenture governing the Senior Notes contain various covenants that limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Under the terms of our Credit Agreement and the indenture governing the Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. In addition, as of December 31, 2010, we had $125 million available for borrowing under our revolving credit facility (without taking into account approximately $54.6 million of letters of credit that we have issued). These borrowings and any other secured indebtedness permitted under agreements governing our indebtedness would be effectively senior to the Senior Notes and their guarantees to the extent of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

A prolonged disruption of the capital and credit markets may adversely affect our future access to capital and our cost of capital.

The continued volatility and disruption of the capital and credit markets in the United States have adversely affected access to capital and increased the cost of capital. We have used the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and strategic ventures, including acquisitions. We believe that we have adequate capital and liquidity to conduct any foreseeable initiatives that may develop over the near term; however, should current economic and market conditions continue or deteriorate further, our future cost of debt or equity capital and future access to capital markets may be adversely affected.

Our growth strategy may not be successful.

The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	our ability to achieve anticipated operational benefits, including leveraging referral sources;

•	the effects of competition;

•	pending initiatives concerning the levels of Medicare, Medicaid and private health insurance reimbursement and uncertainty concerning reimbursements in the future;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms;

•	our ability to integrate effectively and retain the business acquired by us through acquisitions we have made or may make; and

•	the requirement for obtaining Medicare licenses and certificates of need to operate in certain jurisdictions.

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

According to the Medicare Payment Advisory Commission (“MedPAC”), an estimated 35 percent of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities and businesses by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.

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

In many areas in which our home health and hospice programs are located, we compete with a large number of organizations, including:

•	community-based home health and hospice providers;

•	national and regional companies;

•	hospital-based home health agencies, hospice and palliative care programs; and

•	nursing homes.

Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources than we have or may obtain. For example, a few large healthcare providers, including Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing home health and hospice care, may expand their services to include home health services, hospice care or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our home health and hospice locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer home health or hospice patients to us and may refer their patients to other home health or hospice care providers, or not at all. Our growth and profitability depend significantly on our ability to provide good patient and family care, to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of home health and hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of home health and hospice care will increase.

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

Third-party payers include Medicare, Medicaid and private health insurance providers. Third-party payers are increasingly challenging prices charged for healthcare services. We cannot assure you that our services will be considered cost-effective by third-party payers; that reimbursement will be available or that payer reimbursement policies will not have a material adverse effect on our ability to sell our services on a profitable basis, if at all. We cannot control reimbursement rates, including Medicare market basket or other rate adjustments.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), and, on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Reform Act”). The Health Care Reform Act mandates important changes to reimbursement for home health and hospice, including reductions in reimbursement levels. See “—Risks Related to Healthcare Regulation.”

On November 2, 2010, the Centers for Medicare & Medicaid Services (“CMS”) announced final changes to home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision enacted under the Affordable Care Act, represents a net decrease in Medicare home health reimbursement of approximately 4.89 percent in 2011 as compared to 2010. The 2011 Medicare home health reimbursement changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep negative adjustment of 3.79 percent and (v) fractional benefits resulting from the rural add-on provision and wage index updates. In addition, CMS proposed an additional fifth year case mix creep negative adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. CMS has postponed action for the 2012 proposal to allow for further analysis. There can be no assurance these changes will not adversely affect us.

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

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amounted to $1.085 billion and $374.1 million, respectively, at December 31, 2010. We have assigned to our reportable business segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. We performed an impairment test of goodwill in connection with the classification of our home medical equipment and infusion therapy (“HME and IV”) businesses as held for sale. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and as such, we recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, net of tax for fiscal 2009. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems, including a new clinical management system. The net carrying value of fixed assets amounted to $85.7 million at December 31, 2010, which included deferred software developments costs of $37.2 million primarily related to our LifeSmart clinical management system. During fiscal 2009, we began depreciating our clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology became available in a branch for its intended use. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

We began the implementation of replacing financial, payroll and human resources systems during late 2010. In addition, we have continued implementing a new clinical management system for use in our home health business which involves the use of handheld devices by our clinical associates who provide care to our patients. The continued rollout and future development of this system involve substantial costs relating to salaries and benefits and consulting, travel and training costs. Implementation and future development costs in excess of expectations or the failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

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

We are involved in litigation incidental to the conduct of our business currently and from time to time, including three recently filed collective and class action complaints alleging violations by us of the Federal Fair Labor Standards Act and certain state wage and hour laws and a recently filed putative shareholder class action complaint alleging violations by us of the Securities Exchange Act of 1934. The damages claimed against us in such litigation are substantial.

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

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the new federal law in their respective states. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals will increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payers. As a result, commercial payers may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are subject to various appeals.

The Health Care Reform Act mandates changes to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. Beginning October 1, 2012, the annual market basket rate increase for hospice providers will be reduced by a formula that could cause payment rates to be lower than in the prior year.

Also included in the Health Care Reform Act are requirements that before certifying a patient for home health services, the certifying physician must document that the physician or a non-physician practitioner under the direction of the physician must have a face-to-face encounter with the patient. CMS announced final regulations on November 2, 2010 that would require a physician, or nurse practitioner, clinical nurse or physician assistant under the direction of the physician, to have a face-to-face encounter with the patient, for the reason that home health is ordered, within 90 days prior to the start of care or within 30 days after the home health start date in order to certify home health services. A hospice physician or nurse practitioner must have a face-to-face encounter with the patient no more than 30 days prior to the patient’s third benefit period recertification and must have a face-to-face encounter with that patient no more than 30 days prior to every subsequent recertification. Enforcement of the face-to face encounter requirement has been suspended by CMS through March 31, 2011.

Given the recent enactment of the Health Care Reform Act, and taking into account proposed state reforms and legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to Medicare cap amounts, which are calculated by Medicare.

In fiscal 2010 and 2009, 85 percent and 82 percent, respectively, of Gentiva’s total net revenues were generated from Medicare and Medicaid and local government programs and in fiscal 2009, 97 percent of Odyssey’s net patient service revenue consisted of payments paid primarily on a per diem basis, from the Medicare and Medicaid programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

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

Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to

Medicare. In July 2010, CMS announced that the Medicare cap would be $23,875 for the 2010 cap year, which is from November 1, 2009 through October 31, 2010. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.

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

In January 2011, MedPAC reaffirmed the foregoing recommendations and recommended that the hospice rate should be increased by 1 percent for fiscal 2012.

In addition, the Health Care Reform Act includes several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report will be enacted or whether any additional healthcare reform initiatives will be implemented or whether the Health Care Reform Act or other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.

In November 2010, CMS announced final changes to home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision enacted under the Affordable Care Act, represents a net decrease in Medicare reimbursement of approximately 4.89 percent in 2011 as compared to 2010. The changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep negative adjustment of 3.79 percent, and (v) fractional benefits resulting from the rural add-on provision and wage index updates. In addition, CMS proposed an additional fifth year case mix creep negative adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. The CMS has postponed action for the 2012 proposal to allow for further analysis.

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

On July 6, 2006, Odyssey entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that Odyssey must comply with. If Odyssey fails to comply with the terms of its CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect Odyssey’s and our profitability. A suspension or termination of its participation in the Medicare and Medicaid programs would have a material adverse affect on Odyssey’s and our profitability and financial condition as substantially all of Odyssey’s net patient service revenue is attributable to payments received from the Medicare and Medicaid programs, which amounted to 97 percent of Odyssey’s net patient service revenue for both its fiscal years 2009 and 2008.

If any of our home health or hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our home health or hospice programs must comply with the extensive conditions of participation of the Medicare benefit. If any of our home health or hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that home health or hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least 5 percent of the total patient care hours provided by its employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our home health or hospice programs from the Medicare program for failure to satisfy the conditions of participation could adversely affect our patient service revenue and profitability and financial condition. We believe that we are in compliance with the conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the Medicare conditions of participation.

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

Additionally, the Health Care Reform Act requires providers, such as home health agencies and hospice providers, to notify the Secretary of Health and Human Services, fiscal intermediary, contractor or other appropriate person of any overpayment and the reason for the overpayment, and to return the overpayment, within the later of 60 days from the time the overpayment is identified or the due date of the provider’s cost report. Failure to comply may result in prosecution under the false claims act and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

CMS has contracted with various Third Party Administrators (“TPAs”) including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”) and others to perform post-payment reviews of health care providers. For example, in January 2010, CMS announced that it has approved two issues for the RACs to begin reviewing with respect to hospice providers. These initial hospice reviews focus on durable medical equipment services and other Medicare Part A and B services provided to hospice patients that are related to a patient’s terminal prognosis and the financial obligation of the hospice provider to determine whether the hospice provider arranged for and paid for the services as required. Various states have also begun to engage TPAs to conduct post-payment reviews of Medicaid claims data. We expect in the future that CMS and the states will likely expand the scope of the reviews conducted by the TPAs. We cannot predict whether reviews by TPAs of our home health and hospice programs’ reimbursement claims will result in material recoupment’s, which could have a material adverse effect on our financial condition and results of operations.

We have established policies and procedures that we believe are sufficient to ensure that we will operate in substantial compliance with these anti-fraud and abuse requirements. In April 2003, we received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding our implementation of settlements and corporate integrity agreements entered into with the government, as well as our treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, we received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, we reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, we will pay the government $12.5 million, of which $9.5 million was recorded as a charge in fiscal 2010 with the remaining $3 million covered by a previously-recorded reserve.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and

TRICARE, from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigations. Based on the limited information that Odyssey has at this time, we cannot predict the outcome of the investigations, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigations may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Control Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the limited information that Odyssey has at this time, we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and our business, results of operations, liquidity or capital resources.

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

Our common stock is traded on The NASDAQ Global Select Market, and the market price for our common stock has been volatile. For example, during fiscal 2010 the market price for a share of our common stock ranged from a low of $18.93 to a high of $30.88. During fiscal 2009, the market price for a share of our common stock ranged from a low of $12.94 to a high of $29.99. The market price of our common stock may continue to fluctuate substantially based on a number of factors, including, but not limited to:

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

Except for a special cash dividend paid in 2002, we have never paid any cash dividends on our common stock, and we have no intention in the foreseeable future to pay any cash dividends on our common stock. Future payments of dividends, if any, and the amount of the dividends will be determined by our Board of Directors from time to time based on our results of operations, financial condition, cash requirements, future prospects and other factors our Board of Directors deems relevant. Additionally, our Credit Agreement and the indenture governing our Senior Notes contain restrictions on our ability to declare and pay dividends. See “—Risks Related to Our Business and Industry—Our debt agreements contain restrictions that will limit our flexibility in operating our business.” Therefore, an investor in our common stock would be able to obtain an economic benefit from purchasing our common stock only if the trading price of the shares increases after such purchase and the investor sells the shares at the increased price.

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

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our Credit Agreement and the indenture governing our Senior Notes contain various covenants that limit our ability to, among other things, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. See “—Risks Related to Our Business and Industry—Our debt agreements contain restrictions that will limit our flexibility in operating our business.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. Other major regional administrative offices leased by the Company as of December 31, 2010 are located in Overland Park, Kansas; Tampa, Florida; and Dallas, Texas. The Company also maintains more than 450 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama that is used in the Company’s hospice operations.

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

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey. The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. The Company is unable to assess the probable outcome or potential liability, if any, arising from these matters.

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in this action.

On January 4, 2011, a shareholder derivative complaint, captioned Jacobs v. Malone et al., Civil Action No. 11-CV-1102-9, was filed in the Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. Specifically, the complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in this action.

Government Matters

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

Subpoenas

In April 2003, the Company received a subpoena from the OIG. The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the

Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a charge in 2010 with the remaining $3 million covered by a previously-recorded reserve.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE, from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigations. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigations, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigations may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Control Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

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

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Through December 31, 2010, the Company has received disbursements from the escrow fund covering interim claims the Company has made against the escrow fund totaling 138,640 shares of common stock representing fair value of approximately $2.7 million. The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

CareCentrix Disposition

In connection with the disposition of a majority ownership interest in the Company’s CareCentrix business on September 25, 2008 (the “CareCentrix Transaction”) the Company agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company also agreed to indemnify the Buyer Parties for certain liabilities arising from an arbitration proceeding in which the Company and CareCentrix were parties that related to a commercial contractual dispute, which was settled on April 14, 2010. In connection with this settlement, the Company recorded settlement costs and legal fees of approximately $4.2 million in 2010. The Company’s representations and warranties, with certain exceptions, generally survived for the period of eighteen months from the closing of the CareCentrix Transaction.

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

Item 4.	(Removed and Reserved)

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 10, 2011:

Name	Executive Officer Since	Age	Position and Offices with the Company
Tony Strange	2006	48	Chief Executive Officer, President and Director

Eric R. Slusser	2010	50	Executive Vice President, Chief Financial Officer and Treasurer

John N. Camperlengo	2008	47	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary

Charlotte A. Weaver	2008	63	Senior Vice President and Chief Clinical Officer

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

Eric R. Slusser

Mr. Slusser has served as executive vice president, chief financial officer and treasurer of the Company since May 2010. He served as senior vice president, finance of the Company from October 2009 to May 2010. Mr. Slusser served as executive vice president and chief financial officer of Centene Corporation, a healthcare services company providing specialty and managed care health plan coverage, from July 2007 through May 2009, as executive vice president international development of Centene from May 2009 through October 2009 and as treasurer of Centene from February 2008 to July 2009. Mr. Slusser served as executive vice president of finance, chief accounting officer and controller of Cardinal Health, Inc., a diversified healthcare company providing healthcare products and services, from 2006 to 2007 and as senior vice president, chief accounting officer and controller of Cardinal Health from 2005 to 2006. Mr. Slusser served as senior vice president-chief accounting officer and controller of MCI, Inc. from 2003 to 2005.

John N. Camperlengo

Mr. Camperlengo has served as general counsel and secretary of the Company since May 2010 and as senior vice president and chief compliance officer of the Company since May 2008. He served as deputy general counsel of the Company from May 2008 to May 2010. From November 2007 to May 2008, Mr. Camperlengo served as vice president and chief compliance officer of Duane Reade Holdings, Inc., a retail pharmacy chain. From 2005 to 2007, Mr. Camperlengo served as vice president and deputy general counsel and as chief compliance officer of the Company. He served as assistant vice president and associate general counsel of the Company from 2003 to 2005 and as assistant vice president, legal from 2002 to 2003, having joined the Company as senior counsel in 2000.

Charlotte A. Weaver

Dr. Weaver has served as senior vice president and chief clinical officer of the Company since July 2008. From May 2007 to July 2008, Dr. Weaver served as vice president – executive director, nursing research of Cerner Corporation, an international supplier of healthcare software for electronic healthcare record and business operations. From 1999 to May 2007, she served as vice president/chief nurse officer of Cerner Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during fiscal 2010 and 2009:

2010	High	Low
1st Quarter	$29.96	$24.40
2nd Quarter	30.88	22.14
3rd Quarter	25.17	18.93
4th Quarter	26.95	20.81

2009	High	Low
1st Quarter	$29.99	$12.94
2nd Quarter	19.61	13.79
3rd Quarter	27.00	15.23
4th Quarter	28.31	23.03

Holders

As of March 4, 2011, there were approximately 3,600 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

Dividends

Except for a special cash dividend paid in 2002, the Company has never paid any cash dividends on its common stock and has no intention in the foreseeable future to pay any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the board of directors from time to time based on the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant. In addition, the Company’s credit agreement and the indenture governing our Senior Notes also contain restrictions on the Company’s ability to declare and pay dividends. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gentiva Health Services, Inc., The NASDAQ Composite Index,

An Old Peer Group and a New Peer Group

	1/1/06	12/31/06	12/30/07	12/28/08	1/3/10	12/31/10
Gentiva Health Services, Inc.	100.00	129.31	126.93	182.90	183.24	180.46
NASDAQ Composite	100.00	111.16	124.64	73.80	107.07	125.99
Old Peer Group	100.00	127.70	153.81	161.14	174.36	137.18
New Peer Group	100.00	97.96	130.91	117.56	133.27	128.02

The new peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc., Chemed Corporation and LHC Group, Inc. Chemed Corporation, part of whose business involves the provision of hospice care, was not included in the shareholder return performance graph in last year’s Annual Report to Shareholders. The other three companies were the only companies included in last year’s shareholder return performance graph. Because of Gentiva’s acquisition of Odyssey HealthCare, Inc. in August 2010, Gentiva believes that the addition of Chemed Corporation in the new peer group helps that peer group better reflect Gentiva’s lines of business.

The graph and table above, based on data furnished by Research Data Group, Inc., assume that $100 was invested on January 1, 2006 in each of Gentiva’s common stock, the Old Peer Group and the New Peer Group and on December 31, 2005 in the NASDAQ Composite Index, and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the fiscal years in the five-year period ended December 31, 2010. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. Prior to fiscal year 2010, the Company’s fiscal year ended on the Sunday nearest to December 31st , which was January 3, 2010 for fiscal year 2009, December 28, 2008 for fiscal year 2008, December 30, 2007 for fiscal year 2007 and December 31, 2006 for fiscal year 2006. As a result of this policy, fiscal year 2009 included 53 weeks of activity. In fiscal 2010, the Company adopted a change to a calendar year reporting period from its current fiscal year reporting. As such, the Company’s fiscal year 2010 ended on December 31, 2010 instead of January 2, 2011, the date designated under its prior fiscal year end reporting calendar. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting periods included 362 days in fiscal year 2010, 371 days in fiscal year 2009 and 364 days in fiscal years 2008, 2007 and 2006.

	Fiscal Year
(in thousands, except per share amounts)	2010		2009		2008		2007		2006
Statement of Income Data
Net revenues	$1,447,029		$1,152,460		$1,239,536	(4)	$1,171,349		$1,061,468	(6)
Gross profit	748,093		598,930		557,512	(4)	500,195		440,917	(6)
Selling, general and administrative expenses	(616,474	)(1)	(490,866	)(2)	(468,582	)(4)	(422,526	)(5)	(394,569	)(6)
Income from continuing operations attributable to Gentiva shareholders	57,760	(1)	69,796	(2)	151,446	(4)	31,586	(5)	15,882	(6)
Discontinued operations, net of tax (3)	(5,605)		(10,614)		2,004		1,242		4,894
Net income attributable to Gentiva shareholders	52,155	(1)	59,182	(2)	153,450	(4)	32,828	(5)	20,776	(6)

Basic earnings per share:
Income from continuing operations attributable to Gentiva shareholders	$1.94		$2.40		$5.30		$1.14		$0.60
Discontinued operations, net of tax	(0.19)		(0.37)		0.07		0.04		0.18
Net income attributable to Gentiva shareholders	1.75		2.03		5.37		1.18		0.78
Weighted average shares outstanding—basic	29,724		29,103		28,578		27,798		26,480

Diluted earnings per share:
Income from continuing operations attributable to Gentiva shareholders	$1.89		$2.34		$5.15		$1.11		$0.58
Discontinued operations, net of tax	(0.18)		(0.36)		0.06		0.04		0.18
Net income attributable to Gentiva shareholders	1.71		1.98		5.21		1.15		0.76
Weighted average shares outstanding—diluted	30,468		29,822		29,439		28,599		27,317

Balance Sheet Data (at end of year)
Cash items and short-term investments (7)	$104,752		$152,410		$69,201		$67,431		$57,235
Working capital	124,764		190,918		125,400		128,527		115,749
Total assets	2,120,128		1,060,603		973,497		882,233		843,882
Long-term debt and capital leases	1,026,760		232,466		252,188		309,262		343,198
Gentiva's shareholders' equity	635,574		571,163		494,971		323,429		274,325
Common shares outstanding	30,158		29,480		28,864		28,046		27,436

(1)	Selling, general and administrative expenses for fiscal 2010 include charges of $46.0 million relating to the settlement of two legal matters and charges associated with restructuring, acquisition and integration activities. See Notes 9 and 12 to the Company’s consolidated financial statements.

(2)	Selling, general and administrative expenses for fiscal 2009 include special charges of $2.4 million. In addition, net income includes $6.0 million from a pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs. See Notes 3, 9 and 12 to the Company’s consolidated financial statements.
(3)	During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale. As such, the company has reflected the financial results of the operating segments as discontinued operations, including a write-down of goodwill associated with these businesses of approximately $9.6 million for fiscal 2009. Results for all prior years have been reclassified to conform to this presentation. See Notes 2 and 3 to the Company’s consolidated financial statements.
(4)	Statement of Income Data for fiscal 2008 includes CareCentrix operating results through September 24, 2008 and includes the Company’s equity in the net loss of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008. Selling, general and administrative expenses for fiscal 2008 include charges of $2.7 million. In addition, net income includes $107.9 million from a pre-tax gain related to the CareCentrix Transaction and reflects an effective tax rate of 15.7 percent due primarily to the CareCentrix Transaction. See Notes 3, 9 and 12 to the Company’s consolidated financial statements.
(5)	Selling, general and administrative expenses for fiscal 2007 include Healthfield restructuring and other charges of $2.4 million. See Note 9 to the Company’s consolidated financial statements.
(6)	Net revenues and gross profit for fiscal 2006 include $1.9 million associated with the favorable settlement of the Company’s Medicare cost report appeal for 1999. Selling, general and administrative expenses include restructuring and other charges of $7.7 million. See Note 9 to the Company’s consolidated financial statements.
(7)	Cash items and short-term investments include restricted cash of $22.0 million at end of fiscal years 2006 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. is a leading provider of home health services and hospice services serving patients through approximately 450 locations located in 42 states.

The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 3 and 10 for additional information about the acquisition and related financing. The impact of the acquisition and related financing agreements is reflected in the Company’s fiscal 2010 results of operations and financial condition from the acquisition closing date.

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement. See Note 9 to the Company’s consolidated financial statements for additional information.

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

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Affordable Care Act which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The bill phases in the reductions over the next eight years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by approximately 14,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution. And third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

Significant Developments

Acquisitions

During fiscal 2010, 2009 and 2008, the Company completed several acquisitions as further described below.

Fiscal 2010

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million of transaction costs incurred by Odyssey, of which $11.2 million had been paid as of December 31, 2010.

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, and (iii) existing cash balances of $37.2 million. The Company incurred transaction costs of approximately $26.0 million which is reflected as selling, general and administrative expenses in the Company’s consolidated statement of income for fiscal year 2010. In addition, the Company incurred debt issuance costs of approximately $58.3 million which were capitalized and are being amortized over the term of the credit agreement and the senior unsecured notes. The Company is currently integrating Odyssey operations and back office functions. In connection with these integration activities the Company expects to achieve operating cost synergies of approximately $25 million on an annualized run rate by the end of fiscal 2011.

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

Dispositions

HME and IV Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a specified period from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. In December 2010, the Company received $1.0 million in final settlement of the $5.0 million escrow fund associated with cash collections for the period of one year from the date of closing. In connection with this settlement, the Company recorded a loss of $2.2 million resulting from the difference between the final escrow settlement and the previously recorded estimated fair value of $3.2 million.

Pediatric and Other Asset Dispositions

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets and business, net in the Company’s consolidated statement of income for fiscal year ended December 31, 2010.

During fiscal 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. In addition, the Company sold assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs, for cash consideration of $0.3 million. The sales, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and business, net in the Company’s consolidated statement of income for the year ended January 3, 2010.

Net revenues generated from these assets prior to their disposition were $29.3 million in fiscal 2008 and $8.3 million in fiscal 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million.

The Company’s consolidated statement of income for fiscal year 2008 includes the results of CareCentrix operations, including net revenues of $232.7 million through September 25, 2008 and the equity in the net earnings (loss) of CareCentrix for the periods beginning September 25, 2008.

Year Ended December 31, 2010 Compared to Year Ended January 3, 2010

The comparison of results of operations between the 2010 and 2009 fiscal years has been impacted significantly by the following items:

•	Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $272 million for fiscal 2010 as compared to fiscal 2009;

•	Incremental net revenues related to businesses acquired in the Home Health segment during 2009 and 2010 approximated $16 million for fiscal 2010 as compared to fiscal 2009;

•

Due to the sale of certain branch offices in 2009 and 2010, net revenues were lower by approximately $8 million for fiscal year 2010 as compared to the fiscal year 2009. Fiscal year 2009 results reflected a pre-tax gain of $6.0 million compared to a pre-tax gain of $0.1 million in fiscal 2010 related to these asset sales;

•	The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $46.0 million in fiscal 2010 and $2.4 million in fiscal 2009;

•

During the fourth quarter of fiscal 2010, the Company adopted a change to a calendar year reporting period, from its current fiscal year reporting period. As such, the fourth quarter for fiscal 2010 ended on Friday, December 31st instead of Sunday, January 2nd under its prior fiscal year end reporting calendar; and

•

The fourth quarter and fiscal year 2009 included 14 weeks and 53 weeks of activity, respectively, as a result of the Company’s former policy of ending each fiscal year on the Sunday nearest to December 31st.

Due to the change to a calendar year reporting period in fiscal 2010 and the extra week in activity in fiscal 2009 as described above, the Company’s reporting year ended December 31, 2010 included 362 days while the reporting year ended January 3, 2010 included 371 days. As a result, the Company’s net revenues for the 2010 reporting period reflect a negative impact of approximately $22 million (approximately 1.4 percent for the fiscal year) as compared to the 2009 reporting period. The impact on profitability was marginal due to the incremental vacation pay and temporary help during the holiday season.

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2010	2009	Percentage Variance
Home Health	$1,095.5	$1,078.1	1.6%
Hospice	351.5	74.4	372.9%

Total net revenues	$1,447.0	$1,152.5	25.6%

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$822.7	$326.2	$1,148.9	$782.5	$68.8	$851.3
Medicaid and Local Government	70.7	14.2	84.9	91.5	2.7	94.2
Commercial Insurance and Other:
Paid at episodic rates	86.5	—	86.5	79.3	—	79.3
Other	115.6	11.1	126.7	124.8	2.9	127.7

Total net revenues	$1,095.5	$351.5	$1,447.0	$1,078.1	$74.4	$1,152.5

For fiscal year 2010 as compared to fiscal year 2009, net revenues increased by $295 million, or 25.6 percent, to $1.447 billion from $1.152 billion.

Home Health

The following table reflects the impact on net revenues for fiscal year 2010 relating to businesses acquired or sold in fiscal years 2009 and 2010 (in millions):

	Fiscal Year
	2010
	Acquired	Sold	Total
Medicare	$13.6	$(0.6)	$13.0
Medicaid and Local Government	0.6	(5.6)	(5.0)
Commercial Insurance and Other:
Paid at episodic rates	0.9	—	0.9
Other	1.1	(2.1)	(1.0)

Total net revenues	$16.2	$(8.3)	$7.9

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Fiscal 2010 net revenues were $1.096 billion, an increase of $18 million or 1.6 percent from $1.078 billion in fiscal 2009.

The Company’s episodic revenues grew 5.5 percent during fiscal 2010. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

(Dollars in millions)	Fiscal Year
	2010	2009	Percentage Variance
Home Health
Medicare	$822.7	$782.5	5.1%
Paid at episodic rates	86.5	79.3	9.1%

Total	$909.2	$861.8	5.5%

Key Company statistics related to episodic revenues were as follows:

	2010	2009	Percentage Variance
Episodes	280,900	274,200	2.4%
Revenue per episode	$3,240	$3,160	2.5%

Growth in episodes was driven by an increase in admissions of 3 percent, from 190,200 admissions in fiscal 2009 to 195,200 admissions in fiscal 2010. There were approximately 1.4 episodes for each admission during both fiscal years 2009 and 2010. Factors contributing to the improvements in revenue per episode for the year ended December 31, 2010 included (i) Medicare home health payment changes for 2010 as outlined in “Management’s Discussion and Analysis—Liquidity” section, and (ii) the continued shift in mix toward higher acuity patients as the Company’s specialty programs continued to expand offset somewhat by the impact of the 2011 rate reductions which negatively affected episodes that began in 2010 and remained open at year-end.

Revenues generated from Medicare were $822.7 million during fiscal 2010, an increase of 5.1 percent as compared to $782.5 million in fiscal 2009. Medicare revenues represented approximately 75 percent of total Home Health revenues in the 2010 fiscal year as compared to 73 percent of total Home Health revenues in the 2009 fiscal year. In fiscal 2009, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 80 percent as compared to 83 percent for fiscal 2010. Revenues from specialty programs as a percent of total Medicare Home Health revenues were 43 percent and 38 percent for fiscal years 2010 and 2009, respectively.

Revenues from Medicaid and Local Government payer sources were $70.7 million for fiscal 2010 as compared to $91.5 million for fiscal 2009. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $115.6 million and $124.8 million for fiscal years 2010 and 2009, respectively.

The disposition in fiscal 2009 of the majority of the Company’s assets associated with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other assets associated with Medicaid programs in upstate New York, as reflected in the table above, contributed to the decreases in Medicaid and Local Government revenues and the decreases in Commercial Insurance and Other revenues. Additional decreases in the Medicaid and Local Government payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross margin business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

Net revenues from the Company’s Rehab Without Walls unit were $23.2 million in fiscal 2010 and $25.1 million in fiscal 2009. Revenues from consulting services approximated $4 million in both fiscal 2010 and 2009.

Hospice

Hospice revenues are derived from all three payer groups. Fiscal 2010 net revenues were $351.5 million as compared to $74.4 million in fiscal 2009. The increase in revenues for the fiscal 2010 period was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions for which net revenues from the respective acquisition closing dates is reflected in the following table.

Fiscal 2010
Medicare	$252.2
Medicaid and Local Government	10.8
Commercial Insurance and Other	8.7

Total net revenues	$271.7

Key Company statistics relating to Hospice were as follows:

	2010	2009	Variance
Patient days (in thousands)	2,357	553	326.2%
Revenue per patient day	$150	$134	11.9%

For fiscal 2010, Average Daily Census (ADC) approximated 8,100 patients, reflecting Odyssey’s ADC of approximately 12,800 patients from the acquisition date, August 17, 2010, to December 31, 2010 and an ADC of approximately 1,700 patients for Gentiva’s existing Hospice business for fiscal 2010. The average length of stay of patients at discharge was 88 days in fiscal 2010 and 83 days in fiscal 2009. In fiscal 2010 and 2009, approximately 98 percent of hospice revenues were generated from routine home care while approximately 2 percent of hospice revenues were generated from a combination of general inpatient care, continuous home care and respite care.

Medicare revenues were $326.2 million for fiscal 2010 as compared to $68.8 million for fiscal 2009. Medicaid and Local Government revenues amounted to $14.2 million for fiscal 2010 as compared to $2.7 million for fiscal 2009. Revenues derived from Commercial Insurance and Other payers for fiscal 2010 were $11.1 million as compared to $2.9 million for fiscal 2009.

Net revenues for the legacy Gentiva hospice business was $79.8 million in fiscal 2010. Excluding the impact of the acquisitions and adjusting for the differences in the number of days in each fiscal year, revenue per day for the legacy Gentiva hospice business increased 9.9 percent in fiscal 2010 as compared to fiscal 2009.

Gross Profit

	Fiscal Year
(Dollars in millions)	2010	2009	Variance
Gross Profit:
Home Health	$587.9	$566.8	$21.1
Hospice	160.2	32.1	128.1

Total	$748.1	$598.9	$149.2

As a percent of revenue:
Home Health	53.7%	52.6%	1.1%
Hospice	45.6%	43.3%	2.3%
Total	51.7%	52.0%	(0.3%)

Gross profit in fiscal 2010 increased $149.2 million, or 24.9 percent as compared to fiscal 2009.

As a percentage of revenues, gross profit of 51.7 percent in fiscal 2010 represented a 0.3 percentage point decrease as compared to fiscal 2009. For fiscal 2010 gross profit was negatively impacted by the addition of

Odyssey to the Hospice segment which traditionally has lower margins than the higher margin Home Health segment. This decrease in gross profit percentage was offset by improvements in the following (i) changes in revenue mix in the Home Health segment, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis which allows the Company to better match revenues with expenses, (iii) improved processes and management over various components of cost of services sold, such as mileage expenses and productive materials and (iv) favorable trends under the Company’s insurance programs.

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

Hospice gross profit as a percentage of revenues increased, as noted in the table above, for the year ended December 31, 2010. The increase in gross profit percentage was primarily related to the ability to leverage the fixed portion of the direct costs through volume growth and improved management of direct costs on a per patient day basis.

Gross profit was impacted by depreciation expense of $0.8 million in both fiscal 2010 and in fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $125.6 million to $616.5 million for fiscal 2010, as compared to $490.9 million for fiscal 2009. The increase in fiscal 2010 as compared to fiscal 2009 included an increase of $4.4 million in connection with restructuring activities, an increase in acquisition and integration activities, primarily relating to the Odyssey acquisition of $25.5 million and an increase of $13.7 million relating to legal settlement costs and fees. Incremental costs during the year ended December 31, 2010 also included increases of $71.0 million related to branch administrative, selling, bad debt and corporate expenses associated with Odyssey’s operations as well as $2.0 million of depreciation and $3.0 million of amortization expense from the date of acquisition.

Excluding the charges for restructuring activities, acquisition and integration activities, legal settlements and the impact of the Odyssey acquisition as noted above, the remaining increase of $6.0 million for the year ended December 31, 2010 as compared to the year ended January 3, 2010 was primarily attributable to (i) corporate expenses ($6.9 million), (ii) incremental costs in the fiscal 2010 period associated with acquired operations in Home Health ($6.1 million, including $5.2 million of operating costs and $0.9 million of selling expense), (iii) Home Health segment selling costs, to support higher revenue volume in the fiscal 2010 period as compared to the fiscal 2009 period ($2.1 million), (iv) equity-based compensation expense ($1.1 million), (v) Hospice field operating and selling expenses to support higher revenue volume and acquired operations ($1.2 million), and (vi) depreciation and amortization ($0.7 million). These increases in costs were partially offset by decreases in (i) Home Health field costs ($9.3 million) related to reduced salary costs associated with lower headcount levels in field support positions, favorable trends under insurance programs, improved cost management of unproductive time and lower incentive compensation levels as compared to the 2009 period, (ii) costs associated with home health care branches sold in 2009 ($2.2 million) and (iii) provision for bad debt ($0.6 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $21.7 million for fiscal 2010 as compared to $16.1 million for fiscal 2009.

Gain on Sale of Assets, Net

For the year ended December 31, 2010, the Company recorded a pre-tax gain of approximately $0.1 million, in connection with the sale of assets associated with a home health branch operation in Iowa.

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

Interest Income and Interest Expense and Other

For fiscal 2010 and fiscal 2009, net interest expense was approximately $39.0 million and $6.2 million, respectively, consisting primarily of interest expense of $41.7 million and $9.2 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $2.7 million and $3.0 million, respectively, earned on investments and existing cash balances. Interest expense and other for the year ended January 3, 2010 also included $1.0 million of realized losses on the Company’s auction rate securities. The increase in interest expense and other between fiscal 2010 and fiscal 2009 periods related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition.

Income from Continuing Operations before Income Taxes and Equity in Earnings of CareCentrix

Components of income from continuing operations before income taxes and equity in earnings of CareCentrix were as follows:

	Fiscal Year
(Dollars in millions)	2010	2009	Variance
Operating Contribution:
Home Health	$209.6	$195.0	$14.6
Hospice	72.3	11.1	61.2

Total Operating Contribution	281.9	206.1	75.8
Corporate expenses	(127.7)	(81.2)	(46.5)
Depreciation and amortization	(22.6)	(16.9)	(5.7)
Gain on sale of assets, net	0.1	6.0	(5.9)
Interest expense, net	(39.0)	(6.1)	(32.9)

Income from continuing operations before income taxes and equity in earnings of CareCentrix	$92.7	$107.9	$(15.2)
As a percent of revenue	6.4%	9.4%	(3.0%)

Home Health operating contribution margin %	19.1%	18.1%	1.0%
Hospice operating margin %	20.6%	15.0%	5.6%

Income Tax Expense

The Company recorded a federal and state income tax provision of $35.7 million for fiscal 2010, representing a current tax provision of $36.8 million and a deferred tax benefit of $1.1 million.

The difference between the Federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 38.5 percent for fiscal 2010 is primarily due to state taxes, net of Federal benefit (approximately 4.9 percent), offset somewhat by a reduction in tax reserves, valuation allowances and other items (approximately 1.4 percent).

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

Discontinued Operations, Net of Tax

For the year ended December 31, 2010, discontinued operations, net of tax reflected a loss of $5.6 million, or $0.18 per diluted share as compared to an operating loss of $10.6 million or $0.36 per diluted share for fiscal year 2009. For fiscal year 2010, discontinued operations included a pre-tax loss on the sale of the HME and IV businesses of $2.1 million or $0.07 per diluted share. For fiscal year 2009, discontinued operations included a goodwill impairment charge of $9.6 million or $0.32 per diluted share.

Net Income Attributable to Gentiva Shareholders

The Company recorded net income attributable to Gentiva shareholders of $52.2 million, or $1.71 per diluted share, in fiscal 2010 compared to net income attributable to Gentiva shareholders of $59.2 million, or $1.98 per diluted share, in fiscal 2009.

Net income attributable to Gentiva shareholders for fiscal 2010 included (A) income from continuing operations attributable to Gentiva shareholders of $57.8 million, or $1.89, per diluted share, which included net pre-tax charges of $46.0 million or $0.93 per diluted share relating to the impact of legal settlements and charges associated with restructuring, acquisition and integration activities and (B) loss from discontinued operations of $5.6 million or $0.18 per diluted share. See Note 9 to the Company’s consolidated financial statements.

Net income attributable to Gentiva shareholders for fiscal 2009 included (A) income from continuing operations attributable to Gentiva shareholders of $69.8 million, or $2.34 per diluted share, and (B) a loss from discontinued operations, net of tax, of $10.6 million, or $0.36 per diluted share. Income from continuing operations attributable to Gentiva shareholders included (i) a pre-tax gain of $6.0 million, or $0.20 per diluted share, related to the sale of assets and certain branch offices that specialized primarily in pediatric home health care services and (ii) a pre-tax charge of $2.4 million, or $0.05 per diluted share, relating to costs associated with restructuring, and acquisition and integration activities.

Year Ended January 3, 2010 Compared to Year Ended December 28, 2008

The comparison of results of operations between the 2009 and 2008 fiscal years has been impacted significantly by the following items:

•

Fiscal year 2008 results reflect CareCentrix activity, including net revenues of $232.7 million, operating contribution of approximately $12.4 million, which includes approximately $5.7 million of corporate expenses associated with support services for the CareCentrix business, and a gain on the September 2008 sale of a majority ownership interest in this business of approximately $107.9 million. Fiscal year 2009 results, as well as results for the period September 25, 2008 to December 28, 2008, reflect Gentiva’s equity in the net earnings (loss) of CareCentrix as well as interest income on the CareCentrix note receivable;

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

The Company’s episodic revenues grew 22.9 percent during fiscal 2009. A summary of the Company’s combined Medicare and non-Medicare PPS business paid at episodic rates follows:

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

Net revenues from the Company’s Rehab Without Walls unit were $25.1 million in fiscal 2009 and $23.4 million in fiscal 2008. Revenues from consulting services approximated $4 million in both fiscal 2009 and 2008.

Hospice

Hospice net revenues are derived from the three major payer groups discussed above. Net revenues for fiscal 2009 increased $12.4 million to $74.4 million as compared to fiscal 2008 net revenues of $61.9 million, primarily due to an increase in patient days for the Company’s hospice services. Also, contributing to the increase was approximately $4.4 million related to revenues from acquisitions completed during 2008.

Medicare revenues were $68.8 million for fiscal 2009 as compared to $56.2 million for fiscal 2008. Medicaid and Local Government revenues amounted to $2.7 million for both fiscal 2009 and fiscal 2008. Revenues derived from Commercial Insurance and Other payers for fiscal 2009 were $2.9 million as compared to $3.0 million for fiscal 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including depreciation and amortization, increased $22.3 million to $490.9 million for the fiscal year ended January 3, 2010, as compared to $468.6 million for the year ended December 28, 2008. Excluding prior year’s selling, general and administrative expenses relating to CareCentrix ($24.9 million) and estimated corporate expenses to support CareCentrix ($5.7 million), selling, general, and administrative expenses increased approximately $52.9 million or 12.1 percent.

The increase of $22.3 million for fiscal 2009 as compared to fiscal 2008 was primarily attributable to (i) Home Health segment and Hospice operating costs, exclusive of acquisitions, to support higher revenue volume in the 2009 period as compared to the 2008 period ($37.6 million and $0.2 million, respectively), (ii) incremental costs in fiscal 2009 associated with acquired operations ($7.6 million, including $1.1 million of selling expenses, $5.3 million of Home Health operating costs and $1.2 million of Hospice operating costs), (iii) incremental selling expenses in Home Health, exclusive of acquisitions, relating to increased headcount ($8.7 million) and (iv) depreciation and amortization ($0.5 million). These increases in costs were partially offset by reductions in (i) selling expenses and field operating costs resulting from the CareCentrix disposition in September 2008 ($24.9 million), (ii) costs associated with pediatric home health care branches that were sold during the first quarter of 2009 ($3.9 million), (iii) equity compensation ($0.6 million), (iv) corporate expenses, excluding restructuring and integration costs ($0.5 million), (v) restructuring and integration costs ($0.3 million) and (vi) the provision for doubtful accounts due to improved collections and a continued transition from legacy Healthfield billing systems ($2.1 million).

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

Income from Continuing Operations before Income Taxes and Equity in Earnings of CareCentrix

Components of income from continuing operations before income taxes and equity in earnings (loss) of CareCentrix were as follows:

	Fiscal Year
(Dollars in millions)	2009	2008	Variance
Operating Contribution:
Home Health	$195.0	$166.8	$28.2
Hospice	11.1	3.8	7.3
CareCentrix	—	18.1	(18.1)

Total Operating Contribution	206.1	188.7	17.4
Corporate expenses	(81.2)	(83.4)	2.2
Depreciation and amortization	(16.9)	(16.3)	(0.6)
Gain on sale of assets, net	6.0	107.9	(101.9)
Interest expense, net	(6.1)	(17.1)	11.0

Income from continuing operations before income taxes and equity in earnings (loss) of CareCentrix	$107.9	$179.8	$(71.9)
As a percent of revenue	9.4%	14.5%	(5.1%)

Home Health operating contribution margin %	18.1%	17.6%	0.5%
Hospice operating margin %	15.0%	6.2%	8.8%

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

In connection with the Odyssey acquisition, the Company entered into a new credit agreement that provided for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $125.0 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 10 to the Company’s consolidated financial statements.

During fiscal 2010, cash provided by operating activities was $142.6 million. In addition, the Company had proceeds from issuance of debt and borrowings under the credit facility of $1.105 billion and received net proceeds of $9.8 million principally from the sale of its HME and IV businesses and generated cash from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $8.6 million. In fiscal 2010, the Company used $834.9 million for acquisition of businesses, $399.3 million for the repayment of debt and borrowings under the credit facility, $58.6 million for debt issuance costs, $16.2 million for capital expenditures, and $5.0 million for repurchases of common stock.

Net cash provided by operating activities increased by $37.5 million, from $105.1 million for the year ended January 3, 2010 to $142.6 million for the year ended December 31, 2010. The increase was primarily driven by improvements in accounts receivable ($50.2 million), increases in current liabilities ($5.3 million) and other ($1.1 million), offset by net cash provided by operations prior to changes in assets and liabilities ($8.0 million) and prepaid expenses and other current assets ($11.1 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Twelve Months Ended
	December 31, 2010	January 3, 2010	Variance
OPERATING ACTIVITIES:
Net income	$52,681	$59,182	$(6,501)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	22,576	22,796	(220)
Amortization of debt issuance costs	5,016	1,335	3,681
Provision for doubtful accounts	10,285	9,958	327
Equity-based compensation expense	6,279	5,182	1,097
Windfall tax benefits associated with equity-based compensation	(948)	(1,683)	735
Realized loss on auction rate securities	—	1,000	(1,000)
Write-down of goodwill associated with discontinued operations	—	9,611	(9,611)
Loss (gain) on sale of assets and businesses, net	2,031	(5,998)	8,029
Equity in net earnings of CareCentrix	(1,298)	(1,072)	(226)
Deferred income tax (benefit) expense	(1,220)	3,103	(4,323)

Total cash provided by operations prior to changes in assets and liabilities	$95,402	$103,414	$(8,012)

The $8.0 million decrease in “Total cash provided by operations prior to changes in assets and liabilities” between fiscal year 2009 and fiscal year 2010 is primarily related to reductions in net income resulting from pre-tax net charges of $46.0 million relating to restructuring, acquisition and integration activities and legal settlements as well as loss on sales of assets and businesses offset somewhat by improvements in operating results for the Company’s Home Health and Hospice segments, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, write-down of goodwill associated with discontinued operations, gain on sale of assets and business, net and deferred income taxes.

Cash flow from operating activities between the 2009 and 2010 fiscal years was positively impacted by a $50.2 million improvement in accounts receivable represented by a $35.6 million source of cash in fiscal 2010 and a $14.6 million use of cash in fiscal 2009, exclusive of accounts receivable for acquisitions as of the respective transaction dates. The source of cash in fiscal 2010 resulted from the improvement in Days Sales Outstanding (“DSO”) for the reasons noted below and collections of certain accounts receivable associated with the HME and IV businesses which were retained by the Company at the time of sale. As noted above, cash flow from operating activities between the 2009 and 2010 fiscal years was negatively impacted by $11 million from prepaid expenses and other assets as a result of net increases in these accounts of approximately $16 million in fiscal year 2010 as compared to net reductions of approximately $5 million in fiscal year 2009.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Twelve Months Ended
	December 31, 2010	January 3, 2010	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$6,590	$870	$5,720
Payroll and related taxes	(4,139)	5,504	(9,643)
Deferred revenue	28	3,160	(3,132)
Medicare liabilities	11,250	845	10,405
Obligations under insurance programs	4,549	2,008	2,541
Accrued nursing home costs	7,549	(257)	7,806
Other accrued expenses	(275)	8,116	(8,391)

Total changes in current liabilities	$25,552	$20,246	$5,306

The primary drivers for the $5.3 million difference resulting from changes in current liabilities that impacted cash flow from operating activities included:

•

Accounts payable, which had a positive impact on cash of $5.7 million between the 2009 and 2010 reporting periods, primarily related to the disposition of the Company’s HME and IV businesses and timing of payments;

•

Payroll and related taxes, which had a negative impact of $9.6 million between the 2009 and 2010 reporting periods, primarily due to the acquisition of Odyssey and timing of the Company’s payroll processing;

•	Deferred revenue, which had a negative impact of $3.1 million on the changes in operating cash flow between the 2009 and 2010 reporting periods;

•

Medicare liabilities, which had a positive impact of $10.4 million on the changes in operating cash flow between the 2009 and 2010 reporting periods, primarily related to incremental unpaid charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve matters which were subject to a 2003 subpoena relating to the Company’s cost report for the 1998 to 2000 periods;

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $2.5 million between the 2009 and 2010 reporting periods, primarily related to favorable trends under the Company’s insurance programs in fiscal 2010 and the timing of payments;

•

Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $7.8 million between the 2009 and 2010 reporting periods, due primarily to an increase in accrued nursing home costs associated with the Odyssey acquisition; and

•

Other accrued expenses, which had negative impact on the change in operating cash flow of $8.4 million between the 2009 and 2010 reporting periods, due primarily to income tax payments in excess of the related provision, payments associated with the Odyssey transaction and changes in various other accrued expenses offset somewhat by increases in accrued interest costs in excess of payments associated with the Company’s credit facilities and senior notes.

Working capital at December 31, 2010 was approximately $125 million, a decrease of $66 million, as compared to approximately $191 million at January 3, 2010, primarily due to:

•	a $48 million decrease in cash and cash equivalents;

•	a $2 million decrease in current assets held for sale as a result of the completion of the sale of the Company’s HME and IV businesses effective February 1, 2010;

•

a $146 million increase in current liabilities, consisting of increases in current portion of long-term debt ($20 million), accounts payable ($6 million), payroll and related taxes ($21 million), Medicare liabilities ($24 million), obligations under insurance programs ($20 million), accrued nursing home costs ($23 million) and other accrued expenses ($32 million). The changes in current liabilities are further described above in the discussion on net cash flow from operating activities; partially offset by,

•	a $77 million increase in accounts receivable;

•	an $18 million increase in deferred tax assets; and

•	a $35 million increase in prepaid expenses and other current assets.

Days Sales Outstanding relating to continuing operations as of December 31, 2010 were 48 days, a decrease of 6 days from January 3, 2010. The decrease of six days in DSO was primarily driven by strong cash collections, benefit of cash collected relating to held billings pending tie-in notices for 2009 acquisitions and growth in the Company’s hospice business, which carry a lower DSO.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash, and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation to measure open net accounts receivable and recognized revenues, the alternative DSO would have been 41 days at December 31, 2010 and 44 days at January 3, 2010.

DSO at December 31, 2010 for Home Health and Hospice were 52 and 43 days, respectively, compared to 55 and 47 days, respectively, at January 3, 2010. Net accounts receivable associated with discontinued operations were approximately $10.2 million at January 3, 2010. The Company had no accounts receivable associated with discontinued operations at December 31, 2010. Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	December 31, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$186,621	$168,386	$13,025	$4,504	$706
Medicaid and Local Government	36,096	27,577	6,376	842	1,301
Commercial Insurance and Other	41,913	33,949	5,404	2,409	151
Self—Pay	2,612	1,070	908	512	122

Gross Accounts Receivable	$267,242	$230,982	$25,713	$8,267	$2,280

	January 3, 2010
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$126,927	$106,774	$13,530	$4,937	$1,686
Medicaid and Local Government	16,465	12,867	1,686	1,454	458
Commercial Insurance and Other	44,312	34,127	5,518	3,512	1,155
Self—Pay	3,792	1,523	1,224	836	209

Gross Accounts Receivable	$191,496	$155,291	$21,958	$10,739	$3,508

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	Fiscal Year
	2010	2009	2008
Medicare	79%	74%	57%
Medicaid and Local Government	6	8	10
Commercial Insurance and Other:
Paid at episodic rates	6	7	4
Other	9	11	29

Total net revenues	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	Fiscal Year
	2010		2009		2008
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	75%	93%	73%	93%	68%	91%
Medicaid and Local Government	6	4	8	3	13	4
Commercial Insurance and Other:
Paid at episodic rates	8	—	7	—	6	—
Other	11	3	12	4	13	5

Total net revenues	100%	100%	100%	100%	100%	100%

In fiscal year 2008, CareCentrix revenues were all derived from the Commercial Insurance and Other payer group.

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Affordable Care Act, a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During fiscal year 2010, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

On November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision, represents a net decrease in reimbursement of approximately 4.89 percent in 2011 as compared to 2010. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. CMS indicated on November 2, 2010 that it has postponed action for the 2012 proposal to allow for further analysis. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

Calendar Year	Net Market Basket Update	Case Mix Creep Adjustment	Outlier Payment Adjustment	Rural Add-on /Other	Net Reimbursement Change	Base Episodic Rate
2011	1.10%	(3.79%)	(2.50%)	0.30%	(4.89%)	$2,192
2010	2.00%	(2.75%)	2.50%	0.50%	2.25%	$2,313
2009	2.90%	(2.75%)	—	—	0.15%	$2,272
2008	3.00%	(2.75%)	—	—	0.25%	$2,270

Actual episodic rates will vary from the base episodic rates noted in the table above due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient, (ii) wage indices applicable to the geographic region where the services are performed and (iii) the impact of the rural add-on provision.

Effective October 1, 2008, CMS implemented a 2.5 percent increase in their fiscal 2009 hospice payments. Effective October 1, 2009, CMS implemented a net 1.4 percent increase in payments to hospices serving Medicare beneficiaries. Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent reduction due to the second year of a seven year phase-in of the budget neutrality adjustment factor.

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

In a letter dated July 13, 2010, the SEC requested that the Company preserve all documents between January 1, 2000 and present that relate to the Company’s participation in the Medicare home health prospective payment system. On July 16, 2010, the Company received a subpoena from the SEC requesting the production of documents. The Company believes the investigation by the SEC is similar to the other ongoing SEC investigations and the inquiry from the Senate Finance Committee. The Company is complying with the subpoena and cooperating with the investigation.

Credit Arrangements

On August 17, 2010, Gentiva entered into a new senior secured credit agreement which provided for (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (the “Credit Agreement”) and completed the issuance of $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). On such date, Gentiva used cash on hand and proceeds from borrowings of $1.105 billion, including $30 million of borrowings under the revolving credit facility, to (i) pay the cash purchase price in connection with the acquisition of Odyssey, (ii) repay all amounts outstanding under Odyssey’s then existing credit facility which was then terminated, (iii) repay all amounts outstanding under Gentiva’s then existing credit agreement, which was then terminated and (iv) pay various fees and expenses resulting from the Odyssey acquisition and related financing. Revolving credit facility borrowings of $30 million and term loan borrowings of approximately $23.4 million were repaid prior to December 31, 2010.

As of December 31, 2010 and January 3, 2010, long-term debt consisted of the following (in thousands):

	December 31, 2010	January 3, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$180,000	$—
Term Loan B, maturing August 17, 2016	546,563	—
Revolving credit borrowings	—	—
11.5% Senior Notes due 2018	325,000	—
Term loan borrowings under 2006 Credit Agreement	—	237,000

Total debt	1,051,563	237,000
Less: current portion of long-term debt	(25,000)	(5,000)

Total long-term debt	$1,026,563	$232,000

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

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans
> 3.0:1	5.00%	4.00%
> 2.0:1 and < 3.0:1	4.50%	3.50%
< 2.0:1	4.00%	3.00%

As of December 31, 2010, the Company’s consolidated leverage ratio was 3.6x.

The Company may select interest periods of one, two, three or six months for Eurodollar rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through December 31, 2010, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) a two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company pays a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate. Under the two year forward starting interest rate swaps, beginning December 31, 2011, the Company will pay a fixed rate of 2.225 percent per annum plus an applicable rate (an aggregate of 7.225 percent per annum thereafter) on $300 million of the Company’s variable rate debt.

As of December 31, 2010, the aggregate principal payments of long-term debt were $25 million in 2011, $38.8 million in each of the years 2012 through 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average interest rate on outstanding borrowings was 8.2 percent per annum at December 31, 2010 and 2.0 percent per annum at January 3, 2010.

Outstanding letters of credit were $54.6 million at December 31, 2010 and $35.0 million at January 3, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2010, the Company’s unused and available borrowing capacity under the Credit Agreement was $70.4 million.

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

See Note 10 to the Company’s consolidated financial statements for a full description of the Company’s senior secured Credit Agreement and Senior Notes.

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

The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500 thousand per incident which occurred prior to March 15, 2002 and $1 million per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25 million in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit.

Capital Expenditures

The Company’s capital expenditures for fiscal year 2010 were $16.2 million, as compared to $24.9 million for fiscal year 2009, including capital expenditures associated with the Company’s HME and IV businesses of approximately $5.8 million for fiscal year 2009. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for fiscal 2011. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $104.8 million as of December 31, 2010, including operating funds of approximately $6.6 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments, and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During fiscal year 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. The Company’s Credit Agreement and the indenture governing the Senior Notes provide, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock. See Notes 10 and 11 to the Company’s consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, the Company had outstanding borrowings of $1.052 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 31, 2010 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$726,563	$25,000	$77,500	$146,250	$477,813
Bonds repayment	325,000	—	—	—	325,000
Interest payments(1)	544,940	100,105	164,884	153,155	126,796
Capital lease obligations	465	267	193	5	—
Operating lease obligations	133,505	43,934	61,472	24,754	3,345
Purchase obligations	2,588	2,588	—	—	—

Total	$1,733,061	$171,894	$304,049	$324,164	$932,954

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At December 31, 2010, the weighted-average interest rate on the Company’s term loan borrowings and senior unsecured notes approximated 8.2 percent per annum.
(2)	The table excludes $3.7 million of unrecognized tax benefits due to the uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the guidance for uncertain tax positions.

During fiscal 2010, in addition to mandatory payments on the term loans the Company repaid $30 million of borrowings under its revolving credit facility and made debt prepayments on the Company’s Term Loan A of $20.0 million, which extinguished required principal repayments through the second quarter of fiscal 2011, as well as, $1.3 million of the required principal payments for the third quarter of fiscal 2011.

The Company had total letters of credit outstanding of approximately $54.6 million at December 31, 2010 and $35.0 million at January 3, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $4.5 million and $3.2 million at December 31, 2010 and January 3, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for 2011 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the credit agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing or consider alternatives designed to enhance liquidity.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects to finalize all items relating to the 2000 cost reports during 2011.

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

Subpoenas

In April 2003, the Company received a subpoena from the OIG. The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the DOJ seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a charge in fiscal 2010 with the remaining $3 million covered by a previously-recorded reserve.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE, from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigations. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigations, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigations may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Control Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, or ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 requires that if comparative financial statements are presented for a business combination that the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of ASU No. 2010-29 to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 10-06 did not have a material impact and the additional requirements effective for fiscal years beginning after December 15, 2010 are not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

The Company does not believe that the general level of inflation has had a material impact on its results of operations during the past three fiscal years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most critical estimates relate to revenue recognition, which incorporates the impact of various revenue adjustments including payment caps under the Medicare program for hospice, the collectibility of accounts receivable and related reserves, impairment tests for goodwill and other indefinite-lived intangible assets, obligations under insurance programs, including workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs, and prior to the CareCentrix Transaction, the cost of claims incurred but not reported. A description of the critical accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

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

In addition, these elements can be impacted by the risk factors described in “Risks Related to Our Business and Industry” and “Risks Related to Healthcare Regulation,” which appear in Part I, Item 1A of this report.

Home Health Episodic Net Revenues

Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $36.4 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets as of December 31, 2010 and January 3, 2010.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payments limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period ending October 31st cannot exceed the aggregate Medicare payment cap. The Medicare cap for the cap year ending October 31, 2011 has not been announced by the Medicare program. As of December 31, 2010, the Company currently has 11 programs estimated to exceed the Medicare cap limits for the 2011 cap year and has recorded approximately $3.0 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statement of income for fiscal year 2010. As of December 31, 2010, approximately $15.4 million is reflected as Medicare liabilities in the Company’s consolidated balance sheet associated with Medicare cap exposures.

Fee-for-Service Agreements

Under fee-for-service agreements with patients and commercial and certain state and local government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Capitated Arrangements

The Company had capitated arrangements with certain managed care customers, particularly in the CareCentrix business. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent of total net revenues for fiscal 2008. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated arrangements were immaterial for fiscal 2010 and fiscal 2009.

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient at December 31, 2010, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing, except as described in Note 9 to the Company’s consolidated financial statements.

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

Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates. Although it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described, the Company believes that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this filing.

Billing and Receivables Processing

The Company’s billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from “usual and customary” charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company’s revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in the nature of contractual allowances have not been material for the periods presented in this filing.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations in the consolidated statements of income. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $6.1 million and $4.2 million, respectively, in fiscal 2010, $4.6 million and $5.4 million, respectively, in fiscal 2009 and $9.6 million and $1.4 million, respectively, in fiscal 2008. The allowance for doubtful accounts at December 31, 2010, January 3, 2010, and December 28, 2008 was $7.7 million, $9.3 million, and $8.2 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 125 of this report.

Goodwill and Other Indefinite-Lived Intangible Assets

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

During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimate of these businesses on market valuations received from potential buyers as the Company had a more likely-than-not expectation that those businesses would be sold. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and, as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, in fiscal 2009. Remaining goodwill and intangible assets, net, at January 3, 2010, approximated $2.7 million and $0.8 million, respectively, and were reclassified as non-current assets held for sale in the Company’s consolidated balance sheet.

The annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s other operating units was performed and the results indicated that there was no impairment for the fiscal years 2010, 2009 and 2008.

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

Workers’ compensation and professional and general liability costs associated with continuing operations were $17.6 million, $15.9 million, and $15.5 million for the fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.1 million for fiscal year 2010 and $0.3 million for each of fiscal years 2008 and 2009. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500 thousand per incident that occurred prior to March 15, 2002, and $1 million per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25 million in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $225 thousand for fiscal 2010. For fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008, employee health and welfare benefit costs associated with continuing operations were $59.9 million, $55.0 million, and $45.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.2 million, $2.1 million and $2.0 million for fiscal years 2010, 2009 and 2008, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 3 to the Company’s consolidated financial statements.

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

The Company evaluated various assumptions and judgments used in determining cost of claims incurred but not reported utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported are determined based on this evaluation. The cost of claims incurred for fiscal year 2008 was $189.6 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of December 31, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $507 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $5.1 million per year, assuming a similar capital structure.

The Company’s Credit Agreement includes a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company pays a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate. Under the two year forward starting interest rate swaps, beginning December 31, 2011, the Company will pay a fixed rate of 2.225 percent per annum plus an applicable rate (an aggregate of 7.225 percent per annum thereafter) on $300 million of the Company’s variable rate debt. See Note 4 to the Company’s consolidated financial statements for additional information.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$104,752	$152,410
Accounts receivable, less allowance for doubtful accounts of $7,654 and $9,304 at December 31, 2010 and January 3, 2010, respectively	259,588	182,192
Deferred tax assets	28,155	9,873
Prepaid expenses and other current assets	48,910	13,904
Current assets held for sale	—	2,549

Total current assets	441,405	360,928
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	25,635	24,336
Fixed assets, net	85,707	65,913
Intangible assets, net	374,057	251,793
Goodwill	1,085,066	299,534
Non-current assets held for sale	—	8,689
Other assets	83,258	24,410

Total assets	$2,120,128	$1,060,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$5,000
Accounts payable	15,562	8,982
Payroll and related taxes	44,163	23,463
Deferred revenue	36,387	36,359
Medicare liabilities	31,236	7,525
Obligations under insurance programs	61,899	41,636
Accrued nursing home costs	24,241	1,060
Other accrued expenses	78,153	45,985

Total current liabilities	316,641	170,010
Long-term debt	1,026,563	232,000
Deferred tax liabilities, net	111,199	65,927
Other liabilities	27,493	21,503
Equity:
Gentiva shareholders' equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 30,799,091 and 29,946,393 shares at December 31, 2010 and January 3, 2010, respectively	3,080	2,994
Additional paid-in capital	372,106	355,429
Accumulated other comprehensive income	478	—
Retained earnings	272,394	220,239
Treasury stock, 641,468 and 466,468 shares at December 31, 2010 and January 3, 2010, respectively	(12,484)	(7,499)

Total Gentiva shareholders' equity	635,574	571,163
Noncontrolling interests	2,658	—

Total equity	638,232	571,163

Total liabilities and equity	$2,120,128	$1,060,603

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Net revenues	$1,447,029	$1,152,460	$1,239,536
Cost of services sold	698,936	553,530	682,024

Gross profit	748,093	598,930	557,512
Selling, general and administrative expenses	(616,474)	(490,866)	(468,582)
Gain on sale of assets and business, net	103	5,998	107,933
Interest income	2,656	3,037	2,290
Interest expense and other	(41,686)	(9,211)	(19,377)

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	92,692	107,888	179,776
Income tax expense	(35,704)	(39,164)	(28,295)
Equity in net earnings (loss) of CareCentrix	1,298	1,072	(35)

Income from continuing operations	58,286	69,796	151,446
Discontinued operations, net of tax	(5,605)	(10,614)	2,004

Net income	52,681	59,182	153,450
Less: Net income attributable to noncontrolling interests	(526)	—	—

Net income attributable to Gentiva shareholders	$52,155	$59,182	$153,450

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$1.94	$2.40	$5.30
Discontinued operations, net of tax	(0.19)	(0.37)	0.07

Net income attributable to Gentiva shareholders	$1.75	$2.03	$5.37

Weighted average shares outstanding	29,724	29,103	28,578

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$1.89	$2.34	$5.15
Discontinued operations, net of tax	(0.18)	(0.36)	0.06

Net income attributable to Gentiva shareholders	$1.71	$1.98	$5.21

Weighted average shares outstanding	30,468	29,822	29,439

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$57,760	$69,796	$151,446
Discontinued operations, net of tax	(5,605)	(10,614)	2,004

Net income	$52,155	$59,182	$153,450

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 30, 2007	28,104,750	$2,810	$314,747	$7,608	$(737)	$(999)	$—	$323,429
Comprehensive income:
Net income	—	—	—	153,450	—	—	—	153,450
Unrealized loss on auction rate securities	—	—	—	—	(1,170)			(1,170)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	737	—	—	737

Total comprehensive income	—	—	—	153,450	(433)	—	—	153,017
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,723	—	—	—	—	2,723
Equity-based compensation expense	—	—	5,757	—	—	—	—	5,757
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	888,640	89	11,460	(1)	—	—	—	11,548
Common stock received from Healthfield escrow (70,640 shares)	—	—	—	—	—	(1,503)	—	(1,503)

Balance at December 28, 2008	28,993,390	2,899	334,687	161,057	(1,170)	(2,502)	—	494,971
Comprehensive income:
Net income	—	—	—	59,182	—	—	—	59,182
Reversals of valuation allowance on auction rate securities	—	—	—	—	170	—	—	170
Realized loss on auction rate securities	—	—	—	—	1,000	—	—	1,000

Total comprehensive income	—	—	—	59,182	1,170	—	—	60,352
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,317	—	—	—	—	2,317
Equity-based compensation expense	—	—	5,182	—	—	—	—	5,182
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	953,003	95	13,243	—	—	—	—	13,338
Treasury shares:
Stock repurchase (327,828 shares)	—	—	—	—	—	(4,813)	—	(4,813)
Common stock received from Healthfield escrow (8,937 shares)	—	—	—	—	—	(184)	—	(184)

Balance at January 3, 2010	29,946,393	2,994	355,429	220,239	—	(7,499)	—	571,163
Comprehensive income:
Net income	—	—	—	52,155	—	—	526	52,681
Unrealized gain on interest rate swap, net of tax	—	—	—	—	478	—	—	478

Total comprehensive income	—	—	—	52,155	478	—	526	53,159
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,866	—	—	—	—	1,866
Equity-based compensation expense	—	—	6,279	—	—	—	—	6,279
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	852,698	86	8,532	—	—	—	—	8,618
Acquisition of noncontrolling interest	—	—	—	—	—	—	2,410	2,410
Distribution to partnership interests	—	—	—	—	—	—	(278)	(278)
Treasury shares:
Stock repurchase (175,000 shares)	—	—	—	—	—	(4,985)	—	(4,985)

Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
OPERATING ACTIVITIES:
Net income	$52,681	$59,182	$153,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,576	22,796	22,044
Amortization of debt issuance costs	5,016	1,335	1,753
Provision for doubtful accounts	10,285	9,958	11,010
Equity-based compensation expense	6,279	5,182	5,757
Windfall tax benefits associated with equity-based compensation	(948)	(1,683)	(2,227)
Realized loss on auction rate securities	—	1,000	—
Write-down of goodwill associated with discontinued operations	—	9,611	—
Loss (gain) on sale of assets and business, net	2,031	(5,998)	(107,933)
Equity in net (earnings) loss of affiliate	(1,298)	(1,072)	35
Deferred income tax (benefit) expense	(1,220)	3,103	14,127
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	35,600	(14,556)	(25,555)
Prepaid expenses and other current assets	(16,000)	(4,949)	(2,118)
Accounts payable	6,590	870	127
Payroll and related taxes	(4,139)	5,504	(1,085)
Deferred revenue	28	3,160	1,337
Medicare liabilities	11,250	845	(2,165)
Cost of claims incurred but not reported	—	—	(2,829)
Obligations under insurance programs	4,549	2,008	2,807
Accrued nursing home costs	7,549	(257)	(792)
Other accrued expenses	(275)	8,116	1,850
Other, net	2,067	953	1,107

Net cash provided by operating activities	142,621	105,108	70,700

INVESTING ACTIVITIES:
Purchase of fixed assets	(16,184)	(24,857)	(24,004)
Proceeds from sale of assets and business, net of cash transferred	9,796	6,800	83,160
Acquisition of businesses, net of cash acquired	(834,919)	(11,175)	(60,736)
Purchase of short-term investments available-for-sale	—	—	(28,000)
Sale of short-term investments available-for-sale	—	12,000	46,250
Withdrawal from restricted cash	—	—	22,014

Net cash (used in) provided by investing activities	(841,307)	(17,232)	38,684

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,618	13,338	11,547
Windfall tax benefits associated with equity-based compensation	948	1,683	2,227
Proceeds from issuance of debt	1,075,000	—	—
Borrowings under revolving credit facility	30,000	—	24,000
Repayment of borrowings under revolving credit facility	(30,000)	—	—
Repayment of long-term debt	(260,437)	(14,000)	(83,000)
Repayment of debt for acquired businesses	(108,822)	—	(7,420)
Repurchase of common stock	(4,985)	(4,813)	—
Debt issuance costs	(58,577)	—	(557)
Repayment of capital lease obligations	(645)	(875)	(1,147)
Other	(72)	—	—

Net cash provided by (used in) financing activities	651,028	(4,667)	(54,350)

Net change in cash and cash equivalents	(47,658)	83,209	55,034
Cash and cash equivalents at beginning of year	152,410	69,201	14,167

Cash and cash equivalents at end of year	$104,752	$152,410	$69,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$24,052	$8,599	$21,081
Income taxes paid	$47,446	$32,389	$10,561
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITY:
Note receivable received in connection with the sale of CareCentrix	$—	$—	$25,000
Fair value of preferred stock received in connection with sale of CareCentrix	$—	$—	$23,299
Fixed assets acquired under capital lease	$—	$29	$675

In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company has received 8,937 and 70,640 shares of common stock in 2009 and 2008, respectively, from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

For fiscal years 2010, 2009 and 2008, deferred tax benefits associated with stock compensation deductions of $1.3 million, $2.3 million and $2.7 million, respectively, have been credited to shareholders' equity.

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

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 3 and 10 for additional information about the acquisition and related financing. The impact of the acquisition and related financing agreements is reflected in the Company’s fiscal 2010 results of operations and financial condition from the acquisition closing date.

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

In addition, the Company has completed various other transactions impacting the Company’s results of operations and financial condition as further described in Note 3. The impact of these transactions have been reflected in the Company’s results of operations and financial condition from their respective closing dates.

On September 25, 2008, the Company completed the disposition of 69 percent of its equity interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million (the “CareCentrix Transaction”). See Notes 3 and 6 for additional information.

The Company’s consolidated statements of income presented herein included the results of operations of CareCentrix in continuing operations for all periods prior to the CareCentrix Transaction and the Company’s equity in the net earnings of CareCentrix Holdings Inc., the new holding company for CareCentrix, for periods commencing on September 25, 2008.

Note 2.	Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in four of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statement of income for the year ended December 31, 2010 and presented as a component of equity in the consolidated balance sheet at December 31, 2010. All significant balances and transactions between the consolidated entities have been eliminated.

The Company’s fiscal year had historically ended on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal 2009 and December 28, 2008 for fiscal 2008. As a result of this policy, fiscal year 2009 included 53 weeks of activity. Following the Odyssey acquisition, the Company adopted a change to a calendar year reporting period, effective for the fourth quarter of 2010, from its current fiscal year reporting period. As such, the fourth quarter and fiscal year for 2010 ended on December 31, 2010 instead of January 2, 2011 the date designated under its prior fiscal year end reporting policy. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting period for 2010, 2009 and 2008 included 362 days, 371 days and 364 days, respectively.

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

The most critical estimates relate to revenue recognition, which incorporates the impact of various revenue adjustments including payment caps under the Medicare program for hospice, the collectibility of accounts receivable and related reserves, impairment tests for goodwill and other indefinite-lived intangible assets, obligations under insurance programs, including workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs, and prior to the CareCentrix Transaction, the cost of claims incurred but not reported.

A description of the significant and other accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Significant Accounting Policies and Estimates

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

Home Health Episodic Net Revenues

Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $36.4 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets as of December 31, 2010 and January 3, 2010.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payments limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period ending October 31st cannot exceed the aggregate Medicare payment cap. The Medicare cap for the cap year ending October 31, 2011 has not been announced by the Medicare program. As of December 31, 2010, the Company currently has 11 programs estimated to exceed the Medicare cap limits for the 2011 cap year and has recorded approximately $3.0 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statement of income for fiscal year 2010. As of December 31, 2010, approximately $15.4 million is reflected as Medicare liabilities in the Company’s consolidated balance sheet associated with Medicare cap exposures.

Fee-for-Service Agreements

Under fee-for-service agreements with patients and commercial and certain state and local government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services and products are provided or delivered. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Capitated Arrangements

The Company had capitated arrangements with certain managed care customers, particularly in the CareCentrix business. Under the capitated arrangements, net revenues are recognized based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the volume of services covered by the capitation arrangements. Net revenues generated under capitated arrangements were approximately 4 percent of total net revenues for fiscal 2008. As a result of the disposition of CareCentrix, the Company’s net revenues associated with capitated arrangements were immaterial for fiscal 2010 and fiscal 2009.

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare & Medicaid Services (“CMS”) and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year are sufficient at December 31, 2010, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of income. There have not been any material revisions in established reserves for the periods presented in this filing, except as described in Note 9.

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

Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates. Although it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described, the Company believes that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this filing.

Billing and Receivables Processing

The Company’s billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from “usual and customary” charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company’s revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in the nature of contractual allowances have not been material for the periods presented in this filing.

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

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers including Medicare and other payers as well as by business lines, as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations in the consolidated statements of income. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $6.1 million and $4.2 million, respectively, in fiscal 2010, $4.6 million and $5.4 million, respectively, in fiscal 2009 and $9.6 million and $1.4 million, respectively in fiscal 2008. The allowance for doubtful accounts at December 31, 2010, January 3, 2010, and December 28, 2008 was $7.7 million, $9.3 million, and $8.2 million, respectively.

Goodwill and Other Indefinite-Lived Intangible Assets

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

During the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimate of these businesses on market valuations received from potential buyers as the Company had a more likely-than-not expectation that those businesses would be sold. The impairment test indicated that the fair value of those operating units less costs to sell were lower than the carrying value and, as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations, in fiscal 2009. Remaining goodwill and intangible assets, net, at January 3, 2010, approximated $2.7 million and $0.8 million, respectively, and were reclassified as non-current assets held for sale in the Company’s consolidated balance sheet.

The annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s other operating units was performed and the results indicated that there was no impairment for the fiscal years 2010, 2009 and 2008.

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

Workers’ compensation and professional and general liability costs associated with continuing operations were $17.6 million, $15.9 million, and $15.5 million for the fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were $0.1 million for fiscal year 2010 and approximately $0.3 million for each of fiscal years 2008 and 2009. Differences in costs between fiscal years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500 thousand per incident that occurred prior to March 15, 2002, and $1 million per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to $25 million in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $225 thousand for fiscal 2010. For fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008, employee health and welfare benefit costs associated with continuing operations were $59.9 million, $55.0 million, and $45.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.2 million, $2.1 million and $2.0 million for fiscal years 2010, 2009 and 2008, respectively. Differences in costs between fiscal years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of income. There have not been any material revisions in estimates of prior year costs for the periods presented in this filing.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Cost of Claims Incurred But Not Reported

The Company’s accounting policy with respect to cost of claims incurred but not reported was utilized in the recording of the Company’s CareCentrix operations which were disposed of in the CareCentrix Transaction, effective September 25, 2008. See Note 3 to the Company’s consolidated financial statements.

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

The Company evaluated various assumptions and judgments used in determining cost of claims incurred but not reported utilizing the trailing twelve months of claims payments, and changes in estimated liabilities for cost of claims incurred but not reported were determined based on this evaluation. The cost of claims incurred for fiscal year 2008 was $189.6 million.

Other Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date three months or less from their date of acquisition to be cash equivalents.

The Company had operating funds of approximately $6.6 million and $5.5 million at December 31, 2010 and January 3, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

Investments

The Company accounts for its investment in CareCentrix Holdings, Inc. using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of the affiliate is between 20 percent and 50 percent as well as through the Company’s representation on the affiliate’s Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in CareCentrix in the accompanying consolidated balance sheets.

At December 31, 2010 and January 3, 2010, the Company had assets of $26.0 million and $20.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. See Note 7.

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

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing home to provide patients room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue and the net amount is included in cost of services sold in the Company’s consolidated statements of income.

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

	For the Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Income from continuing operations attributable to Gentiva shareholders	$57,760	$69,796	$151,446
Basic weighted average common shares outstanding	29,724	29,103	28,578
Shares issuable upon the assumed exercise of stock options and in connection with the employee stock purchase plan using the treasury stock method	744	719	861

Diluted weighted average common shares outstanding	30,468	29,822	29,439
Income from continuing operations attributable to Gentiva shareholders:
Basic earnings per common share	$1.94	$2.40	$5.30
Diluted earnings per common share:	$1.89	$2.34	$5.15

For fiscal years 2010 and 2009, approximately 1.1 million and 0.9 million stock options, respectively, were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

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

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of December 31, 2010 and January 3, 2010, the Company had unamortized debt issuance costs of $54.3 million and $2.7 million, respectively, recorded in other assets. During fiscal 2010, the Company wrote-off $2.5 million of deferred debt issuance costs in connection with the termination of its 2006 Credit Agreement as further discussed in Note 10.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2009 and 2008 consolidated financial statements to conform to the current year presentation including, among other things, a revision to current deferred tax assets and non-current deferred tax liabilities as of January 3, 2010 as further described in Note 15.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, or ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 requires that if comparative financial statements are presented for a business combination that the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of ASU No. 2010-29 to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 10-06 did not have a material impact and the additional requirements effective for fiscal years beginning after December 15, 2010 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.	Acquisitions and Dispositions

Acquisitions

Odyssey HealthCare, Inc.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million relating to transaction costs incurred by Odyssey, of which $11.2 million had been paid as of December 31, 2010.

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, exclusive of debt issuance costs, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, exclusive of debt issuance costs, and (iii) existing cash balances of $37.2 million. In addition, the Company incurred transaction costs of approximately $26.0 million during fiscal 2010 which are reflected as selling, general and administrative expenses in the Company’s consolidated statements of income. In addition, the Company incurred debt issuance costs of approximately $58.6 million which were capitalized and are being amortized over the term of the credit agreement and the senior unsecured notes.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,269
Accounts receivable	123,281
Deferred tax assets	11,390
Fixed assets	18,119
Identifiable intangible assets	126,500
Goodwill	780,986
Other assets	18,354

Total assets acquired	1,226,899
Accounts payable and accrued liabilities	(112,228)
Short-term and long-term debt	(108,822)
Deferred tax liabilities	(25,246)

Total liabilities assumed	(246,296)
Noncontrolling interest	(2,410)

Net assets acquired	$978,193

The valuation of the intangible assets by component and their respective useful life are as follows (in thousands):

	Hospice	Useful Life
Intangible assets:
Tradenames	$16,600	5-10 Years
Covenants not to compete	15,400	2-3 Years
Medicare licenses and certificates of need	94,500	Indefinite

Total	$126,500

Goodwill	$780,986

Goodwill has been assigned to the Company’s Hospice segment for reporting purposes. The Company expects approximately 5 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at December 29, 2008, the beginning of the first quarter of fiscal 2009. The pro forma results presented below for the year ended December 31, 2010 combine the results of the Company for such period and the historical results of Odyssey from January 1 through August 16, 2010. The pro forma results presented below for the fiscal year ended January 3, 2010 combine the results of the Company and the historical results of Odyssey for such period (in thousands, except per share amounts):

	For the Fiscal Year Ended
	December 31, 2010	January 3, 2010
Net revenues	$1,885,814	$1,838,898
Net income attributable to Gentiva shareholders	$65,230	$51,683
Earnings per common share:
Basic	$2.19	$1.78
Diluted	$2.13	$1.73
Weighted average shares outstanding:
Basic	29,724	29,103
Diluted	30,468	29,822

The pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.9 percent, (ii) income tax provision using an effective tax rate of 39.9 percent, and (iii) amortization of incremental identifiable intangible assets, and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s fiscal 2009 reporting period.

Other Acquisitions

During fiscal 2010, 2009 and 2008, the Company completed several acquisitions as further described below.

Fiscal 2010

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

The allocations of the purchase prices relating to acquisitions consummated in fiscal years 2010, 2009 and 2008 follow (in thousands):

	Fiscal Year
	2010	2009	2008
Cash	$—	$—	$1,072
Accounts receivable, net	—	393	7,865
Fixed assets, net	269	101	1,178
Identifiable intangible assets	3,830	7,268	43,630
Goodwill	4,546	3,722	32,033
Other assets	12	12	48

Total assets acquired	8,657	11,496	85,826
Accounts payable and accrued liabilities	—	(85)	(1,071)
Short-term and long-term debt	—	(12)	(7,457)
Deferred tax liabilities	—	—	(8,913)
Other liabilities	(157)	(224)	(6,672)

Total liabilities assumed	(157)	(321)	(24,113)

Net assets acquired	$8,500	$11,175	$61,713

The valuation of the intangible assets by component and their respective useful life is as follows (in thousands):

	Fiscal Year			Useful life
	2010	2009	2008
Covenants not to compete	$150	$125	$—	5 years
Tradenames	—	116	1,201	10 years
Customer relationships	430	1,596	9,910	10 years
Certificates of need	3,250	5,431	32,519	indefinite

Total	$3,830	$7,268	$43,630

For goodwill and identifiable intangible asset additions during fiscal year 2010 and fiscal year 2009, the Company expects substantially all goodwill and identifiable intangible assets will be amortized for tax purposes. For fiscal 2008 additions, the Company expects that between 50 percent and 60 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortized for tax purposes.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and

(iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. In December 2010, the Company received $1.0 million in final settlement of the $5.0 million escrow fund associated with cash collections and recorded a loss of $2.2 million resulting from the difference between the final escrow settlement and the previously recorded estimated fair value of $3.2 million.

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

There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Accounts receivable and liabilities associated with the HME and IV businesses approximated $11 million and $3 million, respectively, as of the date of sale. The Company retained accounts receivable, net associated with these businesses of approximately $10.2 million at January 3, 2010.

HME and IV net revenues and operating results for the periods presented were as follows (dollars in thousands):

	For the Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Net revenues	$3,956	$55,281	$52,328

Income (loss) before income taxes	$(7,089)	$(11,164)	$3,154
Loss on sale of business	(2,134)	—	—
Income tax benefit (expense)	3,618	550	(1,150)

Discontinued operations, net of tax	$(5,605)	$(10,614)	$2,004

Depreciation and amortization expense relating to discontinued operations amounted to $5.9 million and $5.7 million for fiscal years 2009 and 2008, respectively. The Company recorded no depreciation and amortization expense relating to fiscal year 2010 as the assets were treated as held-for-sale at January 3, 2010, in accordance with applicable guidance.

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

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets, net in the Company’s consolidated statement of income for fiscal year ended December 31, 2010.

Pediatric and Other Asset Dispositions

During fiscal 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as a final payment in September 2009. In addition, the Company sold assets associated with two branch offices in upstate New York which provided home health services under New York Medicaid programs, for cash consideration of $0.3 million. The transactions, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and business, net in the Company’s consolidated statement of income for fiscal year 2009.

CareCentrix Disposition

Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business for total consideration of approximately $135 million, consisting of (i) cash proceeds of $84 million (which included payment in full of the $38 million redemption note), (ii) a $25 million note receivable bearing interest at 10 percent per annum, (iii) a working capital adjustment of $1.4 million, and (iv) reimbursement of $1.5 million of transaction related expenses incurred by the Company. In addition, the Company retained a 31 percent equity interest in CareCentrix Holdings on the CareCentrix disposition date, represented by 234,000 shares of preferred stock and 260,000 shares of common stock. As of January 30, 2009, CareCentrix Holdings effected a ten-for-one stock split of its common stock.

The Company recorded its investment in the preferred stock of CareCentrix Holdings at fair value of $23.3 million as of the transaction closing date. The preferred stock carries a 12 percent cumulative dividend, to be paid as declared or upon liquidation or other allowed redemptions, and has a liquidation value of $100 per share plus the accumulated and unpaid dividends. In accordance with applicable guidance, the Company’s investment in common stock of CareCentrix Holdings was recorded on a carryover basis; therefore, the carrying value of the common stock at date of disposition was recorded at no value.

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

Note 4.	Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for note receivable from CareCentrix and long-term debt. The fair values for note receivable from CareCentrix and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	December 31, 2010				January 3, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,478	$—	$—	$49,478	$79,919	$—	$—	$79,919
Rabbi Trust:
Mutual funds	25,422	—	—	25,422	17,030	—	—	17,030
Money market funds	610	—	—	610	2,950	—	—	2,950

Total assets	$75,510	$—	$—	$75,510	$99,899	$—	$—	$99,899

Liabilities:
Payables to plan participants	$26,032	$—	$—	$26,032	$19,980	$—	$—	$19,980

Assets of the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in a Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. See Note 16 for additional information. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2010 and January 3, 2010.

At the beginning of fiscal 2009, the Company held auction rate securities with par value of $13 million classified as long-term investments with an estimated fair value of 85 percent of par, due to the reduced liquidity for these securities as a result of failed auctions. During fiscal 2009, the Company sold (i) $3.0 million of auction rate securities at 85 percent of par, (ii) $5.0 million of auction rate securities at 89 percent of par, and (iii) $5.0 million of auction rate securities at par. In connection with these transactions, the Company reversed the valuation allowance of $1.9 million ($1.2 million, net of tax as reflected in accumulated other comprehensive loss) and recorded a realized loss of approximately $1.0 million which was reflected in interest expense and other in the Company’s consolidated statement of income for fiscal 2009. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

Total
Balance at December 28, 2008	$11,050
Reversal of valuation	1,950
Cash proceeds from sale of financial assets	(12,000)
Realized loss on sale	(1,000)

Balance at January 3, 2010	$—

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	December 31, 2010		January 3, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$27,300	$25,000	$26,000
Liabilities:
Long-term debt	$1,026,563	$1,093,588	$232,000	$216,900

The estimated fair value of the note receivable from CareCentrix was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note’s annual income stream plus (ii) the return of the invested principal using a maturity date of March 25, 2014 (see Note 6), after considering assumptions relating to risk factors and economic conditions.

In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Cash Flow Hedge

The Company utilizes derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consist of (i) a one year interest cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans (see Note 10).

While the Company believes the derivative will effectively help manage its risk, the derivative is subject to the risk that the counterparties are unable to perform under the terms of the swap agreement. The Company executed the derivative with various counterparties that are well known major financial institutions. The Company has monitored the creditworthiness of its counterparties and based on this analysis considers nonperformance by its counterparties to be unlikely.

In accordance with applicable guidance, the derivative instrument is recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivative are reported in Gentiva shareholders’ equity in accumulated other comprehensive income until earnings is affected by the hedged item. The effectiveness of the Company’s derivative was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 31, 2010, the Company had unrealized gains on the derivatives of $0.5 million recorded in accumulated other comprehensive income.

Note 5.	Net Revenues and Accounts Receivable

Net Revenues

Net revenues by major payer classification were as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Medicare:
Home Health	$822.7	$782.5	$648.0
Hospice	326.2	68.8	56.2

Total Medicare	1,148.9	851.3	704.2
Medicaid and Local Government	84.9	94.2	122.5
Commercial Insurance and Other:
Paid at episodic rates	86.5	79.3	53.2
Other	126.7	127.7	359.6

Total Commercial Insurance and Other	213.2	207.0	412.8

Total net revenues	$1,447.0	$1,152.5	$1,239.5

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. CareCentrix net revenues recorded in fiscal 2008 were 100 percent attributable to the Commercial Insurance and Other payer source.

CareCentrix is a party to a contract with Cigna, pursuant to which CareCentrix provided or contracted with third-party providers to provide various homecare services, including direct home nursing and related services, home infusion therapies and certain other specialty medical equipment to patients insured by Cigna. For fiscal years 2008, Cigna accounted for approximately 81 percent of CareCentrix total net revenues, which in turn represented approximately 15 percent of the Company’s total net revenues.

No other commercial payer accounted for 10 percent or more of the Company’s total net revenues in any of the reported periods.

Medicare net revenues in the Hospice segment in fiscal 2010 included contractual adjustments of $3.0 million to reduce certain provider revenues to the estimated Medicare cap. The Company determined that none of its hospice providers exceeded the Medicare payment cap in fiscal years 2009 and 2008.

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

Other Settlements

During fiscal 2008, the Company recorded a pre-tax charge of approximately $1.8 million in connection with changes in estimated settlements relating to reimbursement for services performed in prior years under various Federal, state and local programs.

Accounts Receivable

Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 31, 2010	January 3, 2010
Medicare	$186,747	$126,927
Medicaid and Local Government	35,872	16,465
Commercial Insurance and Other	44,623	48,104

Gross Accounts Receivable	267,242	191,496
Less: Allowance for doubtful accounts	(7,654)	(9,304)

Net Accounts Receivable	$259,588	$182,192

Net accounts receivable associated with the Company’s discontinued operations were approximately $10.2 million at January 3, 2010. The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.6 million and $3.8 million as of December 31, 2010 and January 3, 2010, respectively.

Note 6.	Note Receivable from and Investment in CareCentrix

The Company holds a $25 million convertible subordinated promissory note from CareCentrix Holdings. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the accompanying consolidated statements of income, amounted to $2.5 million for fiscal years 2010 and 2009 and $0.6 million in fiscal 2008.

At December 31, 2010 and January 3, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties.

The Company recognized approximately $1.3 million and $1.1 million of equity in the net earnings of CareCentrix for fiscal years 2010 and 2009, respectively, and $35 thousand of equity in the net loss of CareCentrix for the period September 25, 2008 to December 28, 2008.

Note 7.	Fixed Assets, Net

(in thousands)	Useful Lives	December 31, 2010	January 3, 2010
Land	Indefinite	$1,660	$730
Building	30 Years	6,948	2,938
Computer equipment and software	3-7 Years	112,772	103,022
Home medical equipment	4 Years	4,207	3,686
Furniture and fixtures	5 Years	38,287	32,211
Leasehold improvements	Lease Term	19,471	14,120
Machinery and equipment	5 Years	3,741	4,008

		187,086	160,715
Less accumulated depreciation		(101,379)	(94,802)

		$85,707	$65,913

Depreciation expense was approximately $14.5 million in fiscal 2010, $11.9 million in fiscal 2009 and $11.7 million in fiscal 2008.

Computer equipment and software at December 31, 2010 and January 3, 2010, included deferred software development costs of $37.2 million and $37.0 million, respectively, primarily related to the Company’s LifeSmart clinical management system. During fiscal 2009, the Company began depreciating its clinical management software, on a straight-line basis utilizing a seven year useful life, at the time that the technology became available for its intended use within a specific branch. Depreciation expense relating to LifeSmart approximated $0.9 million for fiscal 2010 and $0.2 million for fiscal 2009. In connection with the Odyssey acquisition, the Company has begun a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments.

As of December 31, 2010 and January 3, 2010, the net book value of home medical equipment was approximately $1.8 million and $1.9 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business. Net book value of home medical equipment utilized in the Company’s HME and IV businesses approximated $3.7 million at January 3, 2010, which was reflected in non-current assets held for sale in the Company’s consolidated balance sheet.

Note 8.	Goodwill and Intangible Assets

Goodwill amounting to $1.085 billion and $299.5 million was reflected in the accompanying consolidated balance sheets as of December 31, 2010 and January 3, 2010, respectively. The Company had indefinite-lived intangible assets of $318.8 million and $221.1 million recorded as of December 31, 2010 and January 3, 2010, respectively.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of December 31, 2010 and January 3, 2010 were as follows (in thousands):

	December 31, 2010			January 3, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,323	$275	$1,598	2-5 Years
Less: accumulated amortization	(1,253)	(2,671)	(3,924)	(1,132)	(197)	(1,329)

Net covenants not to compete	220	13,004	13,224	191	78	269
Customer relationships	27,196	910	28,106	27,016	660	27,676	5-10 Years
Less: accumulated amortization	(11,456)	(208)	(11,664)	(8,580)	(121)	(8,701)

Net customer relationships	15,740	702	16,442	18,436	539	18,975
Tradenames	18,215	16,730	34,945	18,215	130	18,345	5-10 Years
Less: accumulated amortization	(8,702)	(663)	(9,365)	(6,834)	(24)	(6,858)

Net tradenames	9,513	16,067	25,580	11,381	106	11,487

Subtotal	25,473	29,773	55,246	30,008	723	30,731

Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	217,036	4,026	221,062	Indefinite

Total identifiable intangible assets	$245,758	$128,299	$374,057	$247,044	$4,749	$251,793

The gross carrying amount of goodwill and accumulated impairment losses as of December 31, 2010 and January 3, 2010 were as follows (in thousands):

	Home Health	Hospice	Discontinued Operations(1)	Total
Balance at December 28, 2008:
Goodwill	$258,612	$37,257	$12,344	$308,213
Accumulated impairment losses	—	—	—	—

Total	258,612	37,257	12,344	308,213

Fiscal year 2009 activity:
Impairment loss	—	—	(9,612)	(9,612)
Reclassification to intangibles	—	(57)	—	(57)
Reclassification to non current assets held for sale	—	—	(2,732)	(2,732)
Goodwill acquired during 2009	3,722	—	—	3,722

Balance at January 3, 2010:
Goodwill	262,334	37,200	9,612	309,146
Accumulated impairment losses	—	—	(9,612)	(9,612)

Total	262,334	37,200	—	299,534

Fiscal year 2010 activity:
Impairment loss	—	—	—	—
Goodwill acquired during 2010	2,345	783,187	—	785,532

Balance at December 31, 2010:
Goodwill	264,679	820,387	9,612	1,094,678
Accumulated impairment losses	—	—	(9,612)	(9,612)

Total	$264,679	$820,387	$—	$1,085,066

(1)	Represents goodwill associated with the Company’s HME and IV businesses which were classified as held for sale at January 3, 2010.

For fiscal years 2010 and 2009, the gross carrying amount of certain identifiable intangible assets and goodwill increased as a result of acquisitions the Company completed (see Note 3).

For the fiscal years 2010, 2009 and 2008, amortization expense approximated $8.1 million, $5.0 million and $4.6 million, respectively. The estimated amortization expense for each of the five succeeding fiscal years approximates $13.0 million for fiscal year 2011, $11.5 million for fiscal year 2012, $7.8 million for fiscal year 2013, $5.9 million for fiscal year 2014 and $5.7 million for fiscal year 2015.

Medicare Licenses and Certificates of Need

Medicare licenses and certificates of need represent the largest component of identifiable intangible assets. A Medicare license, which represents a provider number issued by the federal or state government, is a necessary requirement for any health care provider to be eligible to receive reimbursement for patient services under the government programs. A CON is a formal acknowledgement by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 13 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.

The amounts set forth in the table above for “Indefinite-lived intangible assets—Medicare licenses and certificates of need” reflect the value of Medicare licenses acquired in the Odyssey acquisition and CONs acquired during fiscal 2006 and thereafter. The carrying value of Medicare licenses were determined using a replacement cost and an opportunity cost approach, recognizing the time and expense to obtain a license if such license had not previously existed in the geographic areas covered by Odyssey branches. The carrying value of CONs were determined using an income approach, recognizing that CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with authoritative guidance.

Gentiva has also classified the Medicare licenses and CONs as indefinite-lived, and therefore determined that the value of these Medicare licenses and CONs should not be amortized, in accordance with authoritative guidance that states “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” The holder of a Medicare license may continue to provide services indefinitely as long as the healthcare provider continues to meet eligibility requirements. The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.

Note 9.	Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

During fiscal years 2010, 2009 and 2008, the Company recorded net charges of $46.0 million, $2.4 million and $2.7 million, respectively, relating to restructuring, acquisition and integration activities, and legal settlements. These charges were recorded in selling, general and administrative expenses in the Company’s consolidated statements of income.

Restructuring Costs

During the year ended December 31, 2010, the Company recorded charges of $6.3 million as compared to $1.9 million and $1.0 million for the years ended January 3, 2010 and December 28, 2008, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs. These charges included a non-cash charge of approximately $0.6 million, recorded in fiscal 2010, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers.

Acquisition and Integration Activities

During the year ended December 31, 2010, the Company recorded charges of $26.0 million in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals, write-off of prepaid fees in connection with the termination of the Company’s 2006 Credit Agreement and severance costs. Charges for acquisition and integration activities were $0.5 million and $1.7 million for the years ended January 3, 2010 and December 28, 2008, respectively.

Legal Settlements

For the year ended December 31, 2010, the Company recorded legal settlements of $13.7 million consisting of (i) net settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. The settlement costs related to CareCentrix are presented net of a tax benefit of $1.8 million which is expected to be realized by and reimbursed to the Company from CareCentrix. Such benefit was classified in prepaid expenses and other current assets in the Company’s consolidated balance sheet at December 31, 2010. See Note 15 for further information.

The costs incurred and cash expenditures associated with these activities during fiscal years 2010, 2009 and 2008 were as follows (in thousands):

	Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at December 30, 2007	$541	$—	$3,000	$3,541
Charge in 2008	965	1,738	—	2,703
Cash expenditures	(1,407)	(1,738)	—	(3,145)

Balance at December 28, 2008	99	—	3,000	3,099
Charge in 2009	1,938	454	—	2,392
Cash expenditures	(1,391)	(454)	—	(1,845)

Balance at January 3, 2010	646	—	3,000	3,646
Charge in 2010	6,269	26,040	13,694	46,003
Cash expenditures	(3,445)	(19,561)	(5,994)	(29,000)
Non-cash adjustment / asset write-off	(577)	(2,495)	1,800	(1,272)

Balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377

The balance of unpaid charges relating to all restructuring and acquisition and integration activities aggregated $6.9 million at December 31, 2010 and $0.6 million at January 3, 2010, which was included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at December 31, 2010 and $3.0 million at January 3, 2010.

Note 10.	Long-Term Debt

Credit Arrangements

On August 17, 2010, Gentiva entered into a new senior secured credit agreement which provided for (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (the “Credit Agreement”) and completed the issuance of $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). On such date, Gentiva used cash on hand and proceeds from borrowings of $1.105 billion, including $30 million of borrowings under the revolving credit facility, to (i) pay the cash purchase price in connection with the acquisition of Odyssey, (ii) repay all amounts outstanding under Odyssey’s then existing credit facility which was then terminated, (iii) repay all amounts outstanding under Gentiva’s then existing credit agreement as further described below and (iv) pay various fees and expenses resulting from the Odyssey acquisition and related financing. Revolving credit facility borrowings of $30 million and term loan borrowings of approximately $23.4 million were repaid prior to December 31, 2010. Borrowings under the Credit Agreement and Senior Notes are guaranteed jointly and severally by substantially all of Gentiva’s subsidiaries, including Odyssey and its subsidiaries.

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

As of December 31, 2010 and January 3, 2010, long-term debt consisted of the following (in thousands):

	December 31, 2010	January 3, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$180,000	$—
Term Loan B, maturing August 17, 2016	546,563	—
Revolving credit borrowings	—	—
11.5% Senior Notes due 2018	325,000	—
Term loan borrowings under 2006 Credit Agreement	—	237,000

Total debt	1,051,563	237,000
Less: current portion of long-term debt	(25,000)	(5,000)

Total long-term debt	$1,026,563	$232,000

As of December 31, 2010, the aggregate principal payments of long-term debt were $25.0 million in 2011, $38.8 million in each of the years 2012 through 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average interest rate on outstanding borrowings was 8.2 percent per annum at December 31, 2010 and 2.0 percent per annum at January 3, 2010.

Outstanding letters of credit were $54.6 million at December 31, 2010 and $35.0 million at January 3, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2010, the Company’s unused and available borrowing capacity under the Credit Agreement was $70.4 million.

Various provisions of Gentiva’s Credit Agreement and Senior Notes are further described below.

Credit Agreement

The Credit Agreement provides senior secured financing consisting of term loan facilities and a revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. The mandatory principal payments in any year are subject to reduction based on the level of voluntary prepayments. Advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015.

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

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans
> 3.0:1	5.00%	4.00%
> 2.0:1 and < 3.0:1	4.50%	3.50%
< 2.0:1	4.00%	3.00%

As of December 31, 2010, the Company’s consolidated leverage ratio was 3.6x.

The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through December 31, 2010, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

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

The Company’s Credit Agreement includes a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) a two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company pays a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate. Under the two year forward starting interest rate swaps, beginning December 31, 2011, the Company will pay a fixed rate of 2.225 percent per annum plus an applicable rate (an aggregate of 7.225 percent per annum thereafter) on $300 million of the Company’s variable rate debt. As of December 31, 2010, the Company was in compliance with all covenants in the Credit Agreement.

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

The Senior Notes will mature on September 1, 2018 and are generally free to be transferred. Gentiva may redeem the Senior Notes, in whole or in part, at any time prior to the first interest payment of 2014, at a price equal to 100 percent of the principal amount of the Senior Notes redeemed plus an applicable make-whole premium based on the present value of the remaining payments discounted at the treasury rate plus 50 basis points plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to September 1, 2013, Gentiva may redeem up to 35 percent of the aggregate principal amount of the Senior Notes with the net cash proceeds of a qualified equity offering at a redemption price equal to 111.5 percent of the aggregate principal amount, provided that (i) at least 65 percent of the aggregate principal amount of Senior Notes originally issued remain outstanding after the occurrence of such redemption and (ii) such redemption occurs within 180 days after the closing of a qualified equity offering.

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

Other

The Company has equipment capitalized under capital lease obligations. At December 31, 2010 and January 3, 2010, long-term capital lease obligations were $0.2 million and $0.5 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.3 million and $0.7 million at December 31, 2010 and January 3, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

Note 11.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During fiscal year 2009, the Company repurchased 327,828 shares of its outstanding common stock at an average cost of $14.68 per share and a total cost of $4.8 million. During fiscal year 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. As of December 31, 2010, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock.

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

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey. The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. The Company is unable to assess the probable outcome or potential liability, if any, arising from these matters.

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in this action.

See also Note 20 regarding a shareholder derivative action that was filed on January 4, 2011.

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. Through December 31, 2010, the Company has received disbursements from the escrow fund covering interim claims the Company has made against the escrow fund totaling 138,640 shares of common stock representing fair value of approximately $2.7 million. The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

CareCentrix Disposition

In connection with the disposition of a majority ownership interest in the Company’s CareCentrix business on September 25, 2008 (the “CareCentrix Transaction”) the Company agreed to indemnify the Buyer Parties (as such term is defined in the Stock Purchase Agreement dated as of August 20, 2008 covering the CareCentrix Transaction) for any inaccuracy in or breach of any representation or warranty of the Company in such Stock Purchase Agreement and for any breach or nonperformance of any covenant or obligation made or incurred by the Company in such Stock Purchase Agreement. The Company also agreed to indemnify the Buyer Parties for certain liabilities arising from an arbitration proceeding in which the Company and CareCentrix were parties that related to a commercial contractual dispute, which was settled on April 14, 2010. In connection with this settlement, the Company recorded settlement costs and legal fees of approximately $4.2 million in fiscal 2010. The Company’s representations and warranties, with certain exceptions, generally survived for the period of eighteen months from the closing of the CareCentrix Transaction.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects to finalize all items relating to the 2000 cost reports during 2011.

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

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company will pay the government $12.5 million, of which $9.5 million was recorded as a charge in fiscal 2010 with the remaining $3 million covered by a previously-recorded reserve.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE, from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigations. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigations, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigations may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Control Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

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

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases associated with the Company’s continuing operations were $38.3 million in fiscal 2010, $29.9 million in fiscal 2009 and $29.7 million in fiscal 2008. Rent expense associated with the Company’s discontinued operations amounted to $1.0 million, $1.9 million and $1.7 million for fiscal years 2010, 2009 and 2008, respectively.

Future minimum rental commitments and sublease rentals for all non-cancelable leases, related to continuing operations, at December 31, 2010 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2011	$44,595	$661	$43,934
2012	36,774	554	36,220
2013	25,586	334	25,252
2014	17,430	303	17,127
2015	7,729	102	7,627
Thereafter	3,345	—	3,345

Note 14.	Equity-Based Compensation Plans

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

Under the 2004 Plan, as amended, 4.1 million shares of common stock plus any remaining shares authorized under the 1999 Stock Incentive Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. Under the 2004 Plan, as amended, stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term. As of December 31, 2010, the Company had 718,189 shares available for issuance under the 2004 Plan.

For the year ended December 31, 2010, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $6.3 million as compared to $5.2 million and $5.8 million for fiscal 2009 and fiscal 2008, respectively, which were reflected as selling, general and administrative expense in the consolidated statements of income. During fiscal 2010, the Company recorded a non-cash compensation expense of approximately $0.6 million associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s executive officers, which is reflected as selling, general and administrative expense in the consolidated statement of income and is categorized as restructuring costs. See Note 9.

For the period January 1, 2011 through March 10, 2011, the Company issued 185,100 options at weighted average exercise price ranging from $26.58 to $27.00, granted 98,600 performance share units at target and granted 114,508 shares of restricted stock to officers and employees under its 2004 Plan. The performance share unit targets are measured annually over a three year period with the shares being awarded at the end of the three year vesting period. The restricted stock awards fully vest at the end of a three year or five year vesting period, depending on the individual grants.

Stock Options

The weighted-average fair values of the Company’s stock options granted during fiscal years 2010, 2009 and 2008, calculated using the Black-Scholes option-pricing model and other assumptions, were as follows:

	Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Weighted average fair value of options granted	$10.82	$ 8.90	$ 6.27
Risk-free interest rate	2.66%	1.60%	3.64%
Expected volatility	43%	32%	30%
Contractual life	7 years	7-10 years	10 years
Expected life	4.5 -6.5 years	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%	0%

Stock option grants in fiscal years 2006 through 2010 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of December 31, 2010 and changes during the fiscal year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 3, 2010	3,269,540	$19.19
Granted	208,850	25.64
Exercised	(349,923)	14.29
Cancelled	(147,113)	24.65

Balance as of December 31, 2010	2,981,354	$19.94	5.2	$20,045,825

Exercisable options	1,662,204	$16.34	3.5	$17,054,385

During fiscal 2010, the Company granted 208,850 stock options to officers and employees under its 2004 Plan at an average exercise price of $25.64 and a weighted-average, grant-date fair value of $10.82. The total intrinsic value of options exercised during fiscal year 2010 and 2009 was $4.8 million and $6.9 million, respectively.

As of December 31, 2010, the Company had $3.6 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options that vested during fiscal 2010 and fiscal 2009 was $3.1 million and $4.3 million, respectively.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance units result in the issuance of common stock at the end of the three year performance period that may range between zero and 150 percent of the performance share units granted at target in fiscal 2010 based on the achievement of defined thresholds of the performance criteria. During fiscal 2010, the Company granted 39,800 performance share units at target to officers and employees and cancelled 3,600 performance share units at a weighted average fair value on the grant date of $25.61 per unit. These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of December 31, 2010, the Company had $0.7 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

During fiscal 2010, the Company granted 289,350 shares of restricted stock at a weighted average grant date fair value of $24.94 per share and cancelled 8,000 shares of restricted stock, at a weighted average grant date fair value of $25.65 per share. The restricted stock fully vests at the end of a three year or five year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of December 31, 2010, the aggregate intrinsic value of the restricted stock awards was $7.5 million and the Company had $5.9 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 4.4 years.

Directors Deferred Share Units

The Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, as amended on May 13, 2010, provides for each non-employee director to receive an annual deferred stock unit award valued at $80,000 credited quarterly to the director’s share unit account, which will be paid to the director in shares of the Company’s common stock following termination of the director’s service on the Board. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 93,669 shares were available for future grants as of December 31, 2010. During fiscal years 2010, 2009 and 2008, the Company issued stock units or shares in the amounts of 21,175, 16,628 and 21,825, respectively, at a weighted average fair value of $24.38, $22.28, and $22.69, respectively, under the plan. As of December 31, 2010, 108,084 stock units were outstanding under the plan.

Employee Stock Purchase Plan

The Company’s ESPP, as amended on May 13, 2010, provides an aggregate of 3,900,000 shares of common stock available for issuance under the ESPP. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administer the plan and have the power to determine the terms and conditions of each offering of common stock. All employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. The offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three month offering period. As of December 31, 2010, 1,347,022 shares of common stock were available for future issuance under the ESPP. During fiscal years 2010, 2009 and 2008, the Company issued 216,831 shares, 351,465 shares and 326,760 shares, respectively, of common stock under its ESPP. The Company records compensation expense equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

Note 15.	Income Taxes

A comparative analysis of the provision for income taxes follows (in thousands):

	Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Current:
Federal	$33,141	$30,405	$10,990
State and local	3,708	5,656	3,394

	36,849	36,061	14,383

Deferred:
Federal	(851)	2,270	12,212
State and local	(294)	833	1,700

	(1,145)	3,103	13,912

Income tax expense	$35,704	$39,164	$28,295

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for fiscal years 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended
	December 31, 2010	January 3, 2010	December 28, 2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.8	4.9	2.2
Change in tax reserve	(2.9)	—	—
Increase (decrease) in capital loss valuation allowance	3.1	(2.6)	—
Decrease in state valuation allowance	(1.0)	(0.8)	—
Sale of CareCentrix	—	—	(28.1)
Other	(0.5)	(0.2)	0.3

Effective tax rate	38.5%	36.3%	15.7%

Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2010	January 3, 2010
Deferred tax assets
Current:
Reserves and allowances	$19,124	$11,613
Payroll and related accruals	8,877	—
Other	6,035	1,392
Less: valuation allowance	(5,881)	(3,132)

Total current deferred tax assets	28,155	9,873
Noncurrent:
Equity compensation	11,885	8,629
Financing fees	2,357	—
Deferred rent	2,538	—
State net operating loss carryforwards	7,529	8,477
Capital losses	8,650	6,035
Other	126	193
Less: valuation allowance	(7,497)	(8,207)

Total noncurrent deferred tax assets	25,588	15,127

Total deferred tax assets	53,743	25,000

Deferred tax liabilities:
Noncurrent:
Fixed assets	(4,543)	(4,527)
Intangible assets	(111,057)	(57,438)
Developed software	(18,039)	(16,250)
Other	(3,148)	(2,839)

Total non-current deferred tax liabilities	(136,787)	(81,054)

Net deferred tax liabilities	$(83,044)	$(56,054)

At December 31, 2010, current net deferred tax assets were $28.2 million and non-current net deferred tax liabilities were $111.2 million.

During the fourth quarter of fiscal 2010, the Company identified a revision of deferred tax assets as of January 3, 2010. In this regard, certain deferred tax assets were classified as current when the asset that gave rise to the deferred tax asset was classified as non-current ($4.2 million) and the deferred tax valuation allowance had not been appropriately allocated on a pro rata basis between current deferred and non-current deferred tax assets in accordance with applicable guidance ($3.1 million). Although the misclassification had no impact on the Company’s net deferred tax liabilities of $56.1 million at January 3, 2010, a revision was made to reduce current deferred tax assets and reduce non-current deferred tax liabilities by approximately $7.3 million on the Company’s consolidated balance sheet as of January 3, 2010. In addition, the Company revised the deferred tax table above to net the Company’s deferred tax asset and liability for its intangible assets in accordance with applicable guidance. The reclass reduced the non-current deferred tax assets and reduced the non-current deferred tax liabilities by $28.1 million at January 3, 2010.

At December 31, 2010, the Company had a capital loss carryover of $17.2 million that will begin to expire in 2013. The deferred tax asset relating to this capital loss carryover is $6.8 million. A valuation allowance of $6.5 million has been recorded to reduce this deferred tax asset to its estimated realizable value since the capital loss carryover may expire before realization. In addition, the Company had state net operating loss carryforwards of approximately $159.3 million that will expire beginning in 2011. Deferred tax assets, relating to the state net operating loss carryforwards approximate $7.5 million. A valuation allowance of $5.1 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

Authoritative guidance requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. At December 31, 2010, the Company had $3.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2007	$4,662
Additions for tax positions of the current year	114
Additions for tax positions of prior year	—
Reductions for tax positions of prior years for:
Changes in judgment	(412)
Settlements during the period	(63)
Lapses of applicable statute of limitations	(183)

Balance at December 28, 2008	4,118

Additions for tax positions of the current year	783
Reductions for tax positions of prior years for:
Settlements during the period	(2,541)
Lapses of applicable statute of limitations	(195)

Balance at January 3, 2010	2,165

Additions for tax positions of the current year	1,775
Additions for tax positions of prior year	286
Odyssey balance at date of acquisition	1,331
Changes in judgment	29
Reductions for tax positions of prior years for:
Settlements during the period	(4)
Lapses of applicable statute of limitations	(1,931)

Balance at December 31, 2010	$3,651

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. The Company had approximately $0.3 million of accrued interest related to uncertain tax positions at both December 31, 2010 and January 3, 2010.

The Company was selected to participate in the IRS’ Compliance Assurance Program (“CAP”) beginning with the 2010 tax year. As a result of the Company’s participation in CAP, management expects to close all open federal tax years from 2007 through 2010 within the 2011 calendar year. The Company remains under examination for income and non-income tax filings in various state and local jurisdictions for tax years from 2006 through current filings. As of December 31, 2010, the Company has classified $2.7 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions and years. Management expects to settle this current liability within the next twelve months.

Note 16.	Benefit Plans for Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary profit-sharing contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and profit sharing contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2010 and January 3, 2010, totaling approximately $26.0 million and $20.0 million, respectively, were included in other assets and other liabilities on the accompanying consolidated balance sheets.

Company contributions under the defined contribution plans were approximately $8.2 million in fiscal 2010, $6.7 million in fiscal 2009 and $6.4 million in fiscal 2008, of which approximately $0.2 million for each of fiscal years 2009 and 2008 related to the Company’s discontinued operations.

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

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including restructuring and acquisition and integration costs) directly attributable to the specific segment. Intersegment revenues primarily represent Home Health segment revenues generated from services provided to the CareCentrix segment for fiscal year 2008. Segment assets represent net accounts receivable, fixed assets, identifiable intangible assets, goodwill, and certain other assets associated with segment activities. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

Net revenues by major payer source are as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Medicare:
Home Health	$822.7	$782.5	$648.0
Hospice	326.2	68.8	56.2

Total Medicare	1,148.9	851.3	704.2
Medicaid and Local Government	84.9	94.2	122.5
Commercial Insurance and Other:
Paid at episodic rates	86.5	79.3	53.2
Other	126.7	127.7	359.6

Total Commercial Insurance and Other	213.2	207.0	412.8

Total net revenues	$1,447.0	$1,152.5	$1,239.5

Revenues from Cigna amounting to $189.5 million for fiscal year 2008 were included in the CareCentrix segment.

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		CareCentrix		Total
Fiscal year ended December 31, 2010
Net revenue—segments	$1,095,514		$351,515		$—		$1,447,029

Operating contribution	$209,664	(1)	$72,276	(1)	$—		$281,940

Corporate expenses							(127,745	)(1)
Depreciation and amortization							(22,576)
Gain on sale of assets, net							103
Interest expense and other, net							(39,030)

Income from continuing operations before income taxes and equity in earnings of CareCentrix							$92,692

Segment assets	$664,705		$1,054,006		$—		$1,718,711

Corporate assets							401,417

Total assets							$2,120,128

Fiscal year ended January 3, 2010
Net revenue—segments	$1,078,126		$74,334		$—		$1,152,460

Operating contribution	$195,018	(1)	$11,118		$—		$206,136

Corporate expenses							(81,185	)(1)
Depreciation and amortization							(16,887)
Gain on sale of assets, net							5,998
Interest expense and other, net(2)							(6,174)

Income from continuing operations before income taxes and equity in earnings of CareCentrix							$107,888

Segment assets	$672,004		$51,368		$—		$723,372

Corporate assets							337,231

Total assets							$1,060,603

Fiscal year ended December 28, 2008
Net revenue—segments	$946,645		$61,857		$232,717	(3)	$1,241,219

Intersegment revenues							(1,683)

Total net revenue							$1,239,536

Operating contribution	$166,775	(1)	$3,845		$18,074	(3)	$188,694

Corporate expenses							(83,449	)(1)
Depreciation and amortization							(16,315)
Gain on sale of assets and business, net							107,933
Interest expense and other, net							(17,087)

Income from continuing operations before income taxes and equity in earnings of CareCentrix							$179,776

Segment assets	$662,902		$52,974		$—		$715,876

Corporate assets							257,621

Total assets							$973,497

(1)	For fiscal years 2010, 2009 and 2008 operating contribution and corporate expenses were impacted by charges related to legal settlements, restructuring and acquisition and integration costs (see Note 9) as follows for segment reporting purposes (dollars in millions):

	Fiscal Year
	2010	2009	2008
Home Health	$11.8	$1.4	$0.4
Hospice	0.3	—	—
Corporate expenses	33.9	1.0	2.3

Total	$46.0	$2.4	$2.7

(2)	For fiscal year 2009, interest expense and other, net included impairment losses of $1.0 million recognized in connection with the sale of a portion of the Company’s auction rate securities. See Note 4.

(3)	For fiscal year 2008, CareCentrix results reflect activity through September 24, 2008. Effective September 25, 2008, the Company completed the disposition of 69 percent of its equity ownership interest in the Company’s CareCentrix ancillary care benefit management business. See Note 3.

Note 18.	Supplemental Guarantor and Non-Guarantor Financial Information

Gentiva’s guarantor subsidiaries are guarantors to the Company’s debt securities which are registered under the Securities Act of 1933, as amended. The condensed consolidating financial statements presented below are provided pursuant to Rule 3-10 of Regulation S-X. Separate financial statements of each subsidiary guaranteeing Gentiva’s debt securities are not presented because the guarantor subsidiaries are jointly and severally, fully and unconditionally liable under the guarantees, and 100 percent owned by the Company. There are no restrictions on the ability to obtain funds from these subsidiaries by dividends or other means.

The following condensed consolidating financial statements include the balance sheets as of December 31, 2010 and January 3, 2010, statements of income for the fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008 and statements of cash flows for the fiscal years ended December 31, 2010, January 3, 2010 and December 28, 2008 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Odyssey and its 100 percent owned subsidiaries are reflected as guarantor subsidiaries and Odyssey’s majority owned subsidiaries are reflected as non-guarantor subsidiaries in the condensed consolidating financial statements from August 17, 2010. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,816	$—	$40,936	$—	$104,752
Receivables, net	—	253,874	20,018	(14,304)	259,588
Deferred tax assets	—	26,323	1,832	—	28,155
Prepaid expenses and other current assets	—	47,536	5,784	(4,410)	48,910

Total current assets	63,816	327,733	68,570	(18,714)	441,405
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,635	—	—	25,635
Fixed assets, net	—	85,446	261	—	85,707
Intangible assets, net	—	373,957	100	—	374,057
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,623,321	28,082	—	(1,651,403)	—
Other assets	26,032	57,212	14	—	83,258

Total assets	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	29,814	52	(14,304)	15,562
Other current liabilities	—	236,309	44,180	(4,410)	276,079

Total current liabilities	25,000	266,123	44,232	(18,714)	316,641
Long-term debt	1,026,563	—	—	—	1,026,563
Deferred tax liabilities, net	—	111,199	—	—	111,199
Other liabilities	26,032	1,424	37	—	27,493
Total Gentiva shareholders' equity	635,574	1,623,321	28,082	(1,651,403)	635,574
Noncontrolling interests	—	—	2,658	—	2,658

Total equity	635,574	1,623,321	30,740	(1,651,403)	638,232

Total liabilities and equity	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

Condensed Consolidating Balance Sheet

January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$113,211	$—	$39,199	$—	$152,410
Receivables, net	—	179,956	15,480	(13,244)	182,192
Deferred tax assets	—	7,898	1,975	—	9,873
Prepaid expenses and other current assets	—	16,750	31	(2,877)	13,904
Current assets held for sale	—	2,549	—	—	2,549

Total current assets	113,211	207,153	56,685	(16,121)	360,928
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	24,336	—	—	24,336
Fixed assets, net	—	65,823	90	—	65,913
Intangible assets, net	—	251,793	—	—	251,793
Goodwill	—	299,534	—	—	299,534
Non-current assets held for sale	—	8,689	—	—	8,689
Investment in subsidiaries	694,952	17,341	—	(712,293)	—
Other assets	19,980	4,420	10	—	24,410

Total assets	$828,143	$904,089	$56,785	$(728,414)	$1,060,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—	$—	$—	$5,000
Accounts payable	—	21,932	294	(13,244)	8,982
Other current liabilities	—	119,755	39,150	(2,877)	156,028

Total current liabilities	5,000	141,687	39,444	(16,121)	170,010
Long-term debt	232,000	—	—	—	232,000
Deferred tax liabilities, net	—	65,927	—	—	65,927
Other liabilities	19,980	1,523	—	—	21,503
Total shareholders’ equity	571,163	694,952	17,341	(712,293)	571,163

Total liabilities and shareholders’ equity	$828,143	$904,089	$56,785	$(728,414)	$1,060,603

Condensed Consolidating Statement of Income

For the Fiscal Year Ended December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,417,961	$41,306	$(12,238)	$1,447,029
Cost of services sold	—	684,997	26,177	(12,238)	698,936

Gross profit	—	732,964	15,129	—	748,093
Selling, general and administrative expenses	—	(605,365)	(11,109)	—	(616,474)
Gain on sale of assets, net	—	103	—	—	103
Interest (expense) and other, net	(39,097)	—	67	—	(39,030)
Equity in earnings of subsidiaries	75,652	2,034	—	(77,686)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	36,555	129,736	4,087	(77,686)	92,692
Income tax benefit (expense)	15,600	(49,777)	(1,527)	—	(35,704)
Equity in net earnings of CareCentrix	—	1,298	—	—	1,298

Income from continuing operations	52,155	81,257	2,560	(77,686)	58,286
Discontinued operations, net of tax	—	(5,605)	—	—	(5,605)

Net income	52,155	75,652	2,560	(77,686)	52,681
Noncontrolling interests	—	—	(526)	—	(526)

Net income attributable to Gentiva shareholders	$52,155	$75,652	$2,034	$(77,686)	$52,155

Condensed Consolidating Statement of Income

For the Fiscal Year Ended January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,135,203	$29,063	$(11,806)	$1,152,460
Cost of services sold	—	547,176	18,160	(11,806)	553,530

Gross profit	—	588,027	10,903	—	598,930
Selling, general and administrative expenses	—	(487,025)	(3,841)	—	(490,866)
Gain on sale of assets, net	—	5,998	—	—	5,998
Interest (expense) and other, net	(6,602)	—	428	—	(6,174)
Equity in earnings of subsidiaries	63,150	4,701	—	(67,851)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	56,548	111,701	7,490	(67,851)	107,888
Income tax benefit (expense)	2,634	(39,009)	(2,789)	—	(39,164)
Equity in net earnings of CareCentrix	—	1,072	—	—	1,072

Income from continuing operations	59,182	73,764	4,701	(67,851)	69,796
Discontinued operations, net of tax	—	(10,614)	—	—	(10,614)

Net income	$59,182	$63,150	$4,701	$(67,851)	$59,182

Condensed Consolidating Statement of Income

For the Fiscal Year Ended December 28, 2008

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,224,303	$26,601	$(11,368)	$1,239,536
Cost of services sold	—	674,622	18,770	(11,368)	682,024

Gross profit	—	549,681	7,831	—	557,512
Selling, general and administrative expenses	—	(461,748)	(6,834)	—	(468,582)
Gain on sale of assets and business, net	—	107,933	—	—	107,933
Interest (expense) and other, net	(17,196)	—	109	—	(17,087)
Equity in earnings of subsidiaries	163,785	814	—	(164,598)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	146,589	196,680	1,106	(164,598)	179,776
Income tax benefit (expense)	6,861	(34,864)	(292)	—	(28,295)
Equity in net earnings of CareCentrix	—	(35)	—	—	(35)

Income from continuing operations	153,450	161,781	814	(164,598)	151,446
Discontinued operations, net of tax	—	2,004	—	—	2,004

Net income	$153,450	$163,785	$814	$(164,598)	$153,450

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,150)	$156,227	$(456)	$—	$142,621

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(15,947)	(237)	—	(16,184)
Proceeds from sale of assets and businesses	—	9,796	—	—	9,796
Acquisition of businesses	—	(834,919)	—	—	(834,919)

Net cash used in investing activities	—	(841,070)	(237)	—	(841,307)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,618	—	—	—	8,618
Windfall tax benefits associated with equity-based compensation	948	—	—	—	948
Proceeds from issuance of debt	1,075,000	—	—	—	1,075,000
Borrowings under revolving credit facility	30,000	—	—	—	30,000
Repayment under revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(260,437)	—	—	—	(260,437)
Repayment of Odyssey long-term debt	—	(108,822)	—	—	(108,822)
Debt issuance costs	(58,577)	—	—	—	(58,577)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(645)	—	—	—	(645)
Other	(72)	—	—	—	(72)
Net payments related to intercompany financing	(796,095)	793,665	2,430	—	—

Net cash (used in) provided by financing activities	(36,245)	684,843	2,430	—	651,028

Net change in cash and cash equivalents	(49,395)	—	1,737	—	(47,658)
Cash and cash equivalents at beginning of year	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of year	$63,816	$—	$40,936	$—	$104,752

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,866	$102,413	$829	$—	$105,108

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(24,843)	(14)	—	(24,857)
Proceeds from sale of assets	—	6,800	—	—	6,800
Acquisition of businesses	—	(11,175)	—	—	(11,175)
Sale of short-tem investments available-for-sale	9,450	—	2,550	—	12,000

Net cash provided by (used in) investing activities	9,450	(29,218)	2,536	—	(17,232)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,338	—	—	—	13,338
Windfall tax benefits associated with equity-based compensation	1,683	—	—	—	1,683
Repayment of long-term debt	(14,000)	—	—	—	(14,000)
Repurchase of common stock	(4,813)	—	—	—	(4,813)
Repayment of capital lease obligations	(875)	—	—	—	(875)
Net payments related to intercompany financing	55,588	(73,195)	17,607	—	—

Net cash provided by (used in) financing activities	50,921	(73,195)	17,607	—	(4,667)

Net change in cash and cash equivalents	62,237	—	20,972	—	83,209
Cash and cash equivalents at beginning of year	50,974	—	18,227	—	69,201

Cash and cash equivalents at end of year	$113,211	$—	$39,199	$—	$152,410

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended December 28, 2008

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,052)	$66,815	$8,937	$—	$70,700

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(23,881)	(123)	—	(24,004)
Proceeds from sale of assets and businesses	—	83,160	—	—	83,160
Acquisition of businesses	—	(60,736)	—	—	(60,736)
Purchase of sort-term investments available-for-sale	(26,000)	—	(2,000)	—	(28,000)
Sale of short-term investments available-for-sale	20,500	—	25,750	—	46,250
Withdrawal from restricted cash	22,014	—	—	—	22,014

Net cash provided by (used in) investing activities	16,514	(1,457)	23,627	—	38,684

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,547	—	—	—	11,547
Windfall tax benefits associated with equity-based compensation	2,227	—	—	—	2,227
Borrowings under revolving credit facility	24,000	—	—	—	24,000
Home Health Care Affiliates debt repayment	—	(7,420)	—	—	(7,420)
Repayment of long-term debt	(83,000)	—	—	—	(83,000)
Debt issuance costs	(557)	—	—	—	(557)
Repayment of capital lease obligations	(1,147)	—	—	—	(1,147)
Net payments related to intercompany financing	78,444	(57,938)	(20,506)	—	—

Net cash provided by (used in) financing activities	31,514	(65,358)	(20,506)	—	(54,350)

Net change in cash and cash equivalents	42,976	—	12,058	—	55,034
Cash and cash equivalents at beginning of year	7,998	—	6,169	—	14,167

Cash and cash equivalents at end of year	$50,974	$—	$18,227	$—	$69,201

Note 19.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2010
Net revenues	$297,131	$297,099	$387,833	$464,966
Gross profit	156,541	161,850	197,853	231,849
Income from continuing operations before income taxes and equity in net earnings of CareCentrix (1)	16,324	35,199	13,363	27,806
Income from continuing operations attributable to Gentiva shareholders	10,306	20,223	8,752	18,479
Discontinued operations, net of tax	(981)	(1,304)	(660)	(2,660)
Net income attributable to Gentiva shareholders	9,325	18,919	8,092	15,819
Earnings Per Share:
Basic:
Income from continuing operations attributable to Gentiva shareholders	$0.35	$0.68	$0.29	$0.63
Discontinued operations, net of tax	$(0.03)	$(0.04)	$(0.02)	$(0.09)
Net income attributable to Gentiva shareholders	$0.32	$0.64	$0.27	$0.54
Diluted:
Income from continuing operations attributable to Gentiva shareholders	$0.34	$0.66	$0.29	$0.60
Discontinued operations, net of tax	$(0.03)	$(0.04)	$(0.02)	$(0.09)
Net income attributable to Gentiva shareholders	$0.31	$0.62	$0.27	$0.51
Weighted average shares outstanding:
Basic	29,662	29,770	29,808	29,819
Diluted	30,266	30,618	30,438	30,525

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 3, 2010
Net revenues	$276,364	$284,838	$281,234	$310,024
Gross profit	142,483	150,694	144,902	160,851
Income from continuing operations before income taxes and equity in net earnings of CareCentrix (1), (2)	26,420	28,209	23,936	29,323
Income from continuing operations attributable to Gentiva shareholders	18,168	17,368	15,247	19,013
Discontinued operations, net of tax	(146)	(273)	158	(10,353)
Net income attributable to Gentiva shareholders	18,022	17,095	15,405	8,660
Earnings Per Share:
Basic:
Income from continuing operations attributable to Gentiva shareholders	$0.63	$0.60	$0.52	$0.65
Discontinued operations, net of tax	$(0.01)	$(0.01)	$0.01	$(0.36)
Net income attributable to Gentiva shareholders	$0.62	$0.59	$0.53	$0.29
Diluted:
Income from continuing operations attributable to Gentiva shareholders	$0.61	$0.59	$0.51	$0.63
Discontinued operations, net of tax	$(0.01)	$(0.01)	$0.01	$(0.34)
Net income attributable to Gentiva shareholders	$0.60	$0.58	$0.52	$0.29
Weighted average shares outstanding:
Basic	28,944	28,959	29,154	29,353
Diluted	29,829	29,396	29,800	30,225

(1)	Income from continuing operations before income taxes and equity in net earnings of CareCentrix for each of the fiscal 2010 and fiscal 2009 quarters includes charges relating to restructuring, integration and acquisition, and legal settlements as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2010	$15,491	$2,476	$22,764	$5,272
Fiscal year ended January 3, 2010	$895	$609	$880	$9

(2)	For fiscal year 2009, income from continuing operations before income taxes and equity in net earnings of CareCentrix includes $6.0 million from a pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York associated with home health services provided under New York Medicaid programs. See Note 3 to the Company’s consolidated financial statements.

Note 20.	Subsequent Event

Term Loan Refinancing

Effective March 9, 2011, the Company refinanced $727 million of outstanding indebtedness under its senior secured Term Loan A and Term Loan B facilities. The terms of the new facilities for Eurodollar based loans include (i) a reduction in the LIBOR floor from 1.75 percent to 1.25 percent for the Term Loan A and Term Loan B facilities, (ii) reductions in the Applicable Interest rate margins of 175 basis points and 150 basis points to 3.25 percent and 3.50 percent for the Term Loan A and Term Loan B facility, respectively, and (iii) reduced its minimum interest coverage ratio to 2.25x. Amortization requirements and the maturity dates of the Term Loan A and Term Loan B facilities remain unchanged. The Company incurred a 2 percent prepayment penalty in connection with the refinancing of the Term Loan B facility.

Litigation

On January 4, 2011, a shareholder derivative complaint, captioned Jacobs v. Malone et al., Civil Action No. 11-CV-1102-9, was filed in the Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. Specifically, the complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and, given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in this action.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses		Deductions		Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 31, 2010	$9,304	$10,285		$(11,935)		$7,654
For the year ended January 3, 2010	8,227	9,958		(8,881)		9,304
For the year ended December 28, 2008	9,437	11,010		(12,220	)(1)	8,227

Valuation allowance on deferred tax assets:
For the year ended December 31, 2010	$11,339	$3,354	(2)	$(1,315)		$13,376
For the year ended January 3, 2010	14,989	—		(3,650)		11,339
For the year ended December 28, 2008	6,729	8,528		(268)		14,989

(1)	Includes a $2.6 million reduction in allowance for doubtful accounts associated with the CareCentrix Transaction.
(2)	Additions for fiscal 2010 include $0.8 million of valuation allowance on deferred tax assets acquired in the Odyssey transaction.

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

The Board of Directors of the Company has an Audit Committee comprised of five independent directors. The Audit Committee meets at least quarterly with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 127.

In August 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. Management has excluded Odyssey HealthCare, Inc. from its assessment of internal control over financial reporting as of December 31, 2010. Odyssey HealthCare, Inc. is a wholly-owned subsidiary whose aggregate total assets and aggregate total revenues represent 49.3 percent and 18.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries at December 31, 2010 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, management has excluded Odyssey HealthCare, Inc. from its assessment of internal control over financial reporting as of December 31, 2010, because Odyssey HealthCare, Inc. was acquired by the Company in purchase business combinations during August 2010. We have also excluded Odyssey HealthCare, Inc. from our audit of internal control over financial reporting. Odyssey HealthCare, Inc. is a wholly-owned subsidiary whose aggregate total assets and aggregate total revenues represent 49.3 percent and 18.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP

Atlanta, GA

March 11, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 126 and 127, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

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

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2011 Proxy Statement.

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

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2011 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2011 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2011 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Executive Officers Bonus Plan, as amended (6)*

10.2	1999 Stock Incentive Plan (7)*

10.3	Amended and Restated 2004 Equity Incentive Plan (8)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (6)*

10.6	Employee Stock Purchase Plan, as amended (10)*

10.7	2005 Nonqualified Retirement Plan (9)*

Exhibit Number	Description

10.8	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.9	Second Amendment to 2005 Nonqualified Retirement Plan (12) *

10.10	Third Amendment to 2005 Nonqualified Retirement Plan (13)*

10.11	Fourth Amendment to 2005 Nonqualified Retirement Plan (14)*

10.12	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.13	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

10.14	Form of Change in Control Agreement with each of Tony Strange, Eric R. Slusser, John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (15)*

10.15	Form of Severance Agreement with each of Eric R. Slusser, John N. Camperlengo and Charlotte A. Weaver (16)*

10.16	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010 (6)*

10.17	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010 (6)*

10.18	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (17)*

10.19	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone (18)*

10.20	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (17)*

10.21	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone (18)*

10.22	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (19)*

10.23	Severance Agreement dated February 28, 2008 with Tony Strange (19)*

10.24	Letter dated January 5, 2009 to Tony Strange as to compensation (12)*

10.25	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010 (20)*

10.26	Executive Non-Solicitation, Non-Competition and Confidentiality Agreement dated as of October 26, 2009 with Eric R. Slusser +*

10.27	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (21)*

10.28	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan (22)*

10.29	Summary Sheet of Company compensation to non-employee directors, effective August 4, 2010 (23)*

10.30	Form of Indemnification Agreement with directors and officers (24)*

10.31	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (25)

10.32	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (26)

Exhibit Number	Description

10.33	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (26)

10.34	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (27)

10.35	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva, GTO Acquisition Corp. and Odyssey HealthCare, Inc. (28)

10.36	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents (5)

10.37	Form of Term Note (5)

10.38	Form of Revolving Credit Note (5)

10.39	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent (5)

10.40	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent (5)

10.41	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (5)

10.42	Joinder Agreement, dated August 17, 2010 (5)

10.43	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. (5)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.

(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Registration Statement of Company on Form S-8 filed May 27, 2010 (Reg. No. 333-167127).
(11)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(14)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 4, 2010.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(16)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended December 30, 2007.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(19)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 30, 2008.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 3, 2010.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(27)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
(28)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.
*	Management contract or compensatory plan or arrangement
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 11, 2011	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer and President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2011	By:	/S/ TONY STRANGE
Tony Strange
Chief Executive Officer and President
and Director (Principal Executive Officer)

Date: March 11, 2011	By:	/S/ ERIC R. SLUSSER
Eric R. Slusser
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: March 11, 2011	By:	/S/ DAVID L. GIERINGER
David L. Gieringer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 11, 2011	By:	/S/ ROBERT S. FORMAN, JR
Robert S. Forman, Jr.
Director

Date: March 11, 2011	By:	/S/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 11, 2011	By:	/S/ PHILIP R. LOCHNER, JR
Philip R. Lochner, Jr.
Director

Date: March 11, 2011	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Director

Date: March 11, 2011	By:	/S/ STUART OLSTEN
Stuart Olsten
Director

Date: March 11, 2011	By:	/S/ SHELDON M. RETCHIN
Sheldon M. Retchin
Director

Date: March 11, 2011	By:	/S/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 11, 2011	By:	/S/ RODNEY D. WINDLEY
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company (1)

3.2	Amended and Restated By-Laws of Company (1)

4.1	Specimen of Common Stock (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Executive Officers Bonus Plan, as amended (6)*

10.2	1999 Stock Incentive Plan (7)*

10.3	Amended and Restated 2004 Equity Incentive Plan (8)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (9)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007 (6)*

10.6	Employee Stock Purchase Plan, as amended (10)*

10.7	2005 Nonqualified Retirement Plan (9)*

10.8	First Amendment to 2005 Nonqualified Retirement Plan (11)*

10.9	Second Amendment to 2005 Nonqualified Retirement Plan (12) *

10.10	Third Amendment to 2005 Nonqualified Retirement Plan (13)*

10.11	Fourth Amendment to 2005 Nonqualified Retirement Plan (14)*

10.12	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007 (9)*

10.13	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (11)*

10.14	Form of Change in Control Agreement with each of Tony Strange, Eric R. Slusser, John R. Potapchuk, Stephen B. Paige, John N. Camperlengo and Charlotte A. Weaver (15)*

10.15	Form of Severance Agreement with each of Eric R. Slusser, John N. Camperlengo and Charlotte A. Weaver (16)*

10.16	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010 (6)*

10.17	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010 (6)*

10.18	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone (17)*

10.19	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone (18)*

10.20	Change in Control Agreement dated as of November 12, 2008 with Ronald A. Malone (17)*

Exhibit Number	Description

10.21	Amendment to Change in Control Agreement dated as of September 3, 2009 with Ronald A. Malone (18)*

10.22	Confidentiality, Non-Competition and Intellectual Property Agreement dated February 28, 2006 with Tony Strange (19)*

10.23	Severance Agreement dated February 28, 2008 with Tony Strange (19)*

10.24	Letter dated January 5, 2009 to Tony Strange as to compensation (12)*

10.25	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010 (20)*

10.26	Executive Non-Solicitation, Non-Competition and Confidentiality Agreement dated as of October 26, 2009 with Eric R. Slusser +*

10.27	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan (21)*

10.28	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan (22)*

10.29	Summary Sheet of Company compensation to non-employee directors, effective August 4, 2010 (23)*

10.30	Form of Indemnification Agreement with directors and officers (24)*

10.31	Agreement and Plan of Merger dated as of January 4, 2006 by and among Gentiva Health Services, Inc., Tara Acquisition Sub Corp., The Healthfield Group, Inc., Rodney D. Windley as representative of certain Securityholders of The Healthfield Group, Inc., and the Securityholders named therein (25)

10.32	Registration Rights Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc. and Rodney D. Windley, as the representative of the Stockholders of Gentiva Health Services, Inc. listed therein (26)

10.33	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley (26)

10.34	Stock Purchase Agreement by and among CareCentrix Holdings, LLC, Gentiva Health Services, Inc. and Gentiva Health Services Holding Corp. dated as of August 20, 2008 (27)

10.35	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva, GTO Acquisition Corp. and Odyssey HealthCare, Inc. (28)

10.36	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents (5)

10.37	Form of Term Note (5)

10.38	Form of Revolving Credit Note (5)

10.39	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent (5)

10.40	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent (5)

10.41	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (5)

Exhibit Number	Description

10.42	Joinder Agreement, dated August 17, 2010 (5)

10.43	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. (5)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(8)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 17, 2009.
(9)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(10)	Incorporated herein by reference to Registration Statement of Company on Form S-8 filed May 27, 2010 (Reg. No. 333-167127).
(11)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(12)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(14)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 4, 2010.
(15)	Incorporated herein by reference to Form 8-K of Company dated and filed March 4, 2008.
(16)	Incorporated herein by reference to Form 10-K of Company for fiscal year ended December 30, 2007.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(19)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 30, 2008.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended October 3, 2010.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed January 5, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(27)	Incorporated herein by reference to Form 8-K of Company dated and filed August 26, 2008.
(28)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.
*	Management contract or compensatory plan or arrangement
+	Filed herewith