Form 10-Q
period 2011-03-31
GENTIVA HEALTH SERVICES INC
filed 2011-05-09
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, as of May 4, 2011 was 30,576,716.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,792	$104,752
Accounts receivable, less allowance for doubtful accounts of $9,292 and $7,654 at March 31, 2011 and December 31, 2010, respectively	277,456	259,588
Deferred tax assets	25,934	28,155
Prepaid expenses and other current assets	46,394	48,910

Total current assets	441,576	441,405
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	26,190	25,635
Fixed assets, net	84,681	85,707
Intangible assets, net	370,786	374,057
Goodwill	1,085,066	1,085,066
Other assets	92,864	83,258

Total assets	$2,126,163	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$31,250	$25,000
Accounts payable	17,802	15,562
Payroll and related taxes	65,410	44,163
Deferred revenue	41,174	36,387
Medicare liabilities	29,377	31,236
Obligations under insurance programs	57,124	61,899
Accrued nursing home costs	21,038	24,241
Other accrued expenses	46,247	78,153

Total current liabilities	309,422	316,641
Long-term debt	1,016,875	1,026,563
Deferred tax liabilities, net	111,417	111,199
Other liabilities	30,827	27,493
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 31,153,228 and 30,799,091 shares at March 31, 2011 and December 31, 2010, respectively	3,115	3,080
Additional paid-in capital	378,622	372,106
Accumulated other comprehensive income	—	478
Retained earnings	285,846	272,394
Treasury stock, 641,468 shares at March 31, 2011 and December 31, 2010	(12,484)	(12,484)

Total Gentiva shareholders’ equity	655,099	635,574
Noncontrolling interests	2,523	2,658

Total equity	657,622	638,232

Total liabilities and equity	$2,126,163	$2,120,128

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2011	April 4, 2010
Net revenues	$458,815	$297,131
Cost of services sold	235,245	140,590

Gross profit	223,570	156,541
Selling, general and administrative expenses	(175,209)	(139,236)
Gain on sale of assets	—	103
Interest income	665	664
Interest expense and other	(27,548)	(1,748)

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	21,478	16,324
Income tax expense	(8,413)	(6,342)
Equity in net earnings of CareCentrix	554	324

Income from continuing operations	13,619	10,306
Discontinued operations, net of tax	—	(981)

Net income	13,619	9,325
Less: Net income attributable to noncontrolling interests	(167)	—

Net income attributable to Gentiva shareholders	$13,452	$9,325

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.45	$0.35
Discontinued operations, net of tax	—	(0.03)

Net income attributable to Gentiva shareholders	$0.45	$0.32

Weighted average shares outstanding	30,127	29,662

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.44	$0.34
Discontinued operations, net of tax	—	(0.03)

Net income attributable to Gentiva shareholders	$0.44	$0.31

Weighted average shares outstanding	30,789	30,266

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$13,619	$10,306
Discontinued operations, net of tax	—	(981)
Less: Net income attributable to noncontrolling interests	(167)	—

Net income	$13,452	$9,325

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2011	April 4, 2010
OPERATING ACTIVITIES:
Net income	$13,619	$9,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,614	4,378
Amortization and write-off of debt issuance costs	6,418	320
Provision for doubtful accounts	2,581	3,019
Equity-based compensation expense	1,641	1,550
Windfall tax benefits associated with equity-based compensation	(194)	(485)
Gain on sale of assets and businesses	—	(169)
Equity in net earnings of CareCentrix	(555)	(324)
Deferred income tax expense (benefit)	2,754	(3,630)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(20,449)	(5,764)
Prepaid expenses and other current assets	2,489	(2,752)
Accounts payable	2,240	895
Payroll and related taxes	21,248	(2,848)
Deferred revenue	4,787	5,573
Medicare liabilities	(1,859)	9,276
Obligations under insurance programs	(4,775)	3,027
Accrued nursing home costs	(3,203)	127
Other accrued expenses	(31,712)	(5,757)
Other, net	77	(70)

Net cash provided by operating activities	2,721	15,691

INVESTING ACTIVITIES:
Purchase of fixed assets	(3,317)	(3,164)
Proceeds from sale of assets and business, net of cash transferred	—	8,796
Acquisition of businesses, net of cash acquired	—	(2,500)

Net cash (used in) provided by investing activities	(3,317)	3,132

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,652	2,988
Windfall tax benefits associated with equity-based compensation	194	485
Repayment of long-term debt	(3,438)	(5,000)
Repurchase of common stock	—	(620)
Debt issuance costs	(13,457)	—
Repayment of capital lease obligations	(76)	(175)
Other	(239)	—

Net cash (used in) financing activities	(12,364)	(2,322)

Net change in cash and cash equivalents	(12,960)	16,501
Cash and cash equivalents at beginning of period	104,752	152,410

Cash and cash equivalents at end of period	$91,792	$168,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$32,318	$1,732
Income taxes paid	$613	$5,287

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

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Note 11 for additional information about the related financing.

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

The accompanying interim consolidated financial statements are unaudited, and have been prepared by Gentiva using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the statements of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statements of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in four of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of income and presented as a component of equity in the Company’s consolidated balance sheets. All significant balances and transactions between the consolidated entities have been eliminated.

The Company adopted a change to a calendar quarter reporting period in 2011 from its prior 13 week reporting periods in 2010, resulting in the first quarter of 2011 including 90 days of activity compared to 91 days in the first quarter of 2010.

2.	New Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-20, or ASU No. 2010-20, Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The new disclosures are required for interim and annual periods ending after December 15, 2010. The adoption of ASU No. 2010-20 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29, or ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 requires that if comparative financial statements are presented for a business combination the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU No. 2010-29 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 and the additional disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

The Company had operating funds of approximately $4.8 million and $6.6 million at March 31, 2011 and December 31, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

At March 31, 2011 and December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist because the Company’s ownership interest in the voting stock of CareCentrix is between 20 percent and 50 percent as well as through the Company’s representation on CareCentrix Board of Directors. The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in CareCentrix in the accompanying consolidated balance sheets. See Note 18 – Subsequent Event.

At March 31, 2011 and December 31, 2010, the Company had assets of $29.3 million and $26.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its senior secured credit agreement utilizing an effective interest rate methodology. The Company had unamortized debt issuance costs of $61.3 million at March 31, 2011 and $54.3 million at December 31 2010, recorded in other assets in the Company’s consolidated balance sheets. During the first quarter of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred.

As of March 31, 2011 and December 31, 2010, fixed assets, net were $84.7 million and $85.7 million, respectively, and included deferred software development costs of $37.9 million and $37.2 million, respectively, primarily related to (i) the Company’s LifeSmart clinical management system and (ii) replacement of the Company’s financial, payroll and human resources systems in 2011. The Company depreciates its clinical management software on a straight-line basis utilizing a seven year useful life, at the time that the technology becomes available for its intended use within a specific branch. Depreciation expense, relating to LifeSmart approximated $0.3 million and $0.2 million for the first quarter of 2011 and 2010, respectively. In connection with the Odyssey acquisition, the Company is conducting a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments.

Home Medical Equipment

As of March 31, 2011 and December 31, 2010, the net book value of home medical equipment was approximately $1.7 million and $1.8 million, respectively, representing monitoring and other devices used primarily in the Company’s home health business, which are included in fixed assets, net in the Company’s consolidated balance sheets.

Obligations Under Self Insurance Programs

As of March 31, 2011 and December 31, 2010, the Company’s obligations under insurance programs were $57.1 million and $61.9 million, respectively.

Workers’ compensation and professional and general liability expenses were $4.3 million for the first quarter of 2011, as compared to $7.2 million for the corresponding period of 2010, primarily related to malpractice case reserves recorded in the first three months of 2010 that were favorably settled in the first three months of 2011. Employee health and welfare expenses were $20.3 million for the first quarter of 2011, as compared to $12.1 million for the corresponding period of 2010, primarily resulting from an increased number of benefit eligible employees associated with the Odyssey acquisition.

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

Acquisitions

Odyssey HealthCare, Inc.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million of transaction costs incurred by Odyssey.

The financial results of Odyssey are included in the Company’s consolidated financial statements from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at January 4, 2010, the beginning of the first quarter of 2010. The pro forma results presented below for the three months ended April 4, 2010 combine the results of the Company for such period and the historical results of Odyssey from January 1, 2010 through March 31, 2010 (in thousands, except per share amounts):

For the Three Months Ended
April 4, 2010
Net revenues	$468,627
Net income attributable to Gentiva shareholders	$11,166
Earnings per common share:
Basic	$0.38
Diluted	$0.37
Weighted average shares outstanding:
Basic	29,662
Diluted	30,266

The pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.9 percent, (ii) income tax provision using an effective tax rate of 39.9 percent, (iii) amortization of incremental identifiable intangible assets, and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2010 reporting period.

Other Acquisitions

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing and was funded from the Company’s existing cash reserves. The acquisition expanded the Company’s coverage area to 44 counties in north, central and southern Mississippi. The purchase price was allocated to goodwill ($2.2 million), identifiable intangible assets ($0.2 million) and other assets ($0.1 million).

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the fourth quarter of 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. In the first quarter of 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million in selling, general and administrative expenses in the Company’s consolidated statement of income.

HME and IV net revenues and operating results for the first quarter of 2010 were as follows (in thousands):

First Quarter
2010
Net revenues	$3,956

Loss before income taxes	$(3,327)
Gain on sale of business	66
Income tax benefit	2,280

Discontinued operations, net of tax	$(981)

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets in the Company’s consolidated statement of income for the three months ended April 4, 2010.

5.	Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for notes receivable from CareCentrix and long-term debt. The fair values for notes receivable from CareCentrix, long-term debt and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,492	$—	$—	$49,492	$49,478	$—	$—	$49,478
Rabbi Trust:
Mutual funds	22,813	—	—	22,813	25,422	—	—	25,422
Money market funds	6,533	—	—	6,533	610	—	—	610

Total assets	$78,838	$—	$—	$78,838	$75,510	$—	$—	$75,510

Liabilities:
Payables to plan participants	$29,346	$—	$—	$29,346	$26,032	$—	$—	$26,032

Assets of the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in a Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$27,300	$25,000	$27,300
Liabilities:
Long-term obligations	$1,048,125	$1,098,513	$1,051,563	$1,093,588

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

Cash Flow Hedge

The Company utilizes derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consist of (i) a one year interest cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans (see Note 11).

While the Company believes the derivatives will effectively help manage its risk, the derivatives are subject to the risk that the counterparties are unable to perform under the terms of the swap agreement. The Company executed the derivatives with various counterparties that are well known major financial institutions. The Company has monitored the creditworthiness of its counterparties and based on this analysis considers nonperformance by its counterparties to be unlikely.

In accordance with applicable guidance, the derivative instruments are recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivatives are reported in Gentiva shareholders’ equity in accumulated other comprehensive income until earnings is affected by the hedged item. The effectiveness of the Company’s derivatives was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 31, 2010, the Company had unrealized gains on the derivatives of $0.5 million recorded in accumulated other comprehensive income.

During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of income for the three months ended March 31, 2011.

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in millions):

	First Quarter
	2011	2010	Percentage Variance
Medicare:
Home Health	$201.6	$207.7	(2.9%)
Hospice	181.0	18.2	894.7%

Total Medicare	382.6	225.9	69.4%
Medicaid and Local Government	23.6	19.3	22.4%
Commercial Insurance and Other:
Paid at episodic rates	18.7	20.9	(10.3%)
Other	33.9	31.0	8.8%

Total Commercial Insurance and Other	52.6	51.9	1.2%

Total net revenues	$458.8	$297.1	54.4%

For the first quarter of 2011, the Company recorded hospice Medicare cap expenses of $0.6 million, which is reflected in net revenues in the Company’s consolidated statement of income. For the first quarter of 2010, the Company determined that none of its hospice providers exceeded the Medicare payment cap. As of March 31, 2011 and December 31, 2010, the Company had Medicare cap liabilities of $13.4 million and $15.4 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 31, 2011	December 31, 2010
Medicare	$206,027	$186,621
Medicaid and Local Government	37,789	36,096
Commercial Insurance and Other	42,932	44,525

Gross Accounts Receivable	286,748	267,242
Less: Allowance for doubtful accounts	(9,292)	(7,654)

Net Accounts Receivable	$277,456	$259,588

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.7 million and $2.6 million as of March 31, 2011 and December 31, 2010, respectively.

7.	Note Receivable from and Investment in CareCentrix

At March 31, 2011 and December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. See Note 18 – Subsequent Event.

The Company holds a $25 million subordinated promissory note from CareCentrix Holdings. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the Company’s consolidated statements of income, amounted to $0.6 million for both the first quarter of 2011 and 2010. The Company’s only financing receivable is the note receivable from CareCentrix Holdings Inc. The Company measures impairment based on the present value of expected cashflows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix Holdings Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of March 31, 2011 and December 31, 2010, the Company has no allowances for credit losses.

The Company recognized approximately $0.6 million of equity in the net earnings of CareCentrix for the first quarter of 2011, and $0.3 million for the corresponding period of 2010.

8.	Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

During the first quarter of 2011 and the first quarter of 2010, the Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $3.8 million and $15.5 million, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of income.

Restructuring Costs

During the first quarter of 2011, the Company recorded charges of $1.3 million, as compared to $0.4 million for the first quarter of 2010, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs. Additional restructuring costs to be incurred during fiscal 2011, primarily related to back office integration, are expected to approximate $1.0 million for the remainder of 2011.

Acquisition and Integration Activities

During the first quarter of 2011, the Company recorded charges of $2.5 million in connection with acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, severance costs and facility lease costs. Additional acquisition and integration costs to be incurred during fiscal 2011 primarily relate to the Odyssey acquisition and are expected to range between $1.0 and $2.0 million for the remainder of 2011.

Legal Settlements

For the first three months of 2010, the Company recorded legal settlements of $15.1 million consisting of (i) settlement costs and legal fees of $5.6 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. See Note 14 for further information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Restructuring	Acquisition & Integration	Legal Settlements	Total
Ending balance at January 3, 2010	$646	$—	$3,000	$3,646
Charge in first quarter 2010	357	—	15,134	15,491
Cash expenditures	(396)	—	(751)	(1,147)

Ending balance at April 4, 2010	$607	$—	$17,383	$17,990

Ending balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377
Charge in first quarter 2011	1,259	2,506	—	3,765
Cash expenditures	(1,490)	(2,346)	—	(3,836)

Ending balance at March 31, 2011	$2,662	$4,144	$12,500	$19,306

The balance of unpaid charges relating to restructuring, and acquisition and integration activities approximated $6.8 million at March 31, 2011 and $6.9 million at December 31, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at March 31, 2011 and December 31, 2010.

9.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,267)	(4,297)	(5,564)	(1,253)	(2,671)	(3,924)

Net covenants not to compete	206	11,378	11,584	220	13,004	13,224
Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(12,177)	(230)	(12,407)	(11,456)	(208)	(11,664)

Net customer relationships	15,019	680	15,699	15,740	702	16,442
Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(9,169)	(1,084)	(10,253)	(8,702)	(663)	(9,365)

Net tradenames	9,046	15,646	24,692	9,513	16,067	25,580

Subtotal	24,271	27,704	51,975	25,473	29,773	55,246
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite

Total identifiable intangible assets	$244,556	$126,230	$370,786	$245,758	$128,299	$374,057

The gross carrying amount of goodwill as of March 31, 2011 and December 31, 2011 and activity during the first three months of 2011 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill acquired during 2011	—	—	—

Balance at March 31, 2011	$264,679	$820,387	$1,085,066

The Company recorded amortization expense of approximately $3.3 million for the first quarter of 2011 and $1.3 million for the corresponding period of 2010. The estimated amortization expense for the remainder of 2011 is $9.8 million and for each of the next five succeeding years approximates $11.5 million for fiscal year 2012, $7.8 million for fiscal year 2013, $5.9 million for fiscal year 2014, $5.7 million for fiscal year 2015, and $3.4 million for fiscal year 2016.

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

	For the Three Months Ended
	March 31, 2011	April 4, 2010
Income from continuing operations attributable to Gentiva shareholders	$13,452	$10,306

Basic weighted average common shares outstanding	30,127	29,662
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	662	604

Diluted weighted average common shares outstanding	30,789	30,266

Income from continuing operations attributable to Gentiva shareholders:
Basic earnings per common share	$0.45	$0.35
Diluted earnings per common share	$0.44	$0.34

For the first three months of 2011, approximately 1.3 million stock options were excluded from the computations of diluted earnings per share as compared to approximately 1.2 million for the first three months of 2010, as their inclusion would be anti-dilutive for the periods presented.

11.	Long-Term Debt

Credit Arrangements

The Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”).

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”) which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iii) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (iv) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (iv) reductions in the Applicable Rate for Term Loan A and revolving credit borrowings as reflected in the table below.

	Previous Applicable Rate		Amended Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Term A Loans
> 3.0:1	5.00%	4.00%	3.25%	2.25%
> 2.0:1 and < 3.0:1	4.50%	3.50%	3.00%	2.00%
< 2.0:1	4.00%	3.00%	2.75%	1.75%

In addition, the Amendment provided for a reduction in the Company’s consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratios of 2.75 to 1.00 through December 31, 2012 and 3.00 to 1.00, thereafter.

In connection with the refinancing, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the quarter ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$180,000	$180,000
Term Loan B, maturing August 17, 2016	543,125	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	1,048,125	1,051,563
Less: current portion of long-term debt	(31,250)	(25,000)

Total long-term debt	$1,016,875	$1,026,563

As of March 31, 2011, the aggregate principal payments of long-term debt are $21.6 million in 2011, $38.8 million in each of the years 2012 through 2014, $107.5 million in 2015 and $802.6 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.8 percent per annum at March 31, 2011 and 8.2 percent per annum at December 31, 2010.

Outstanding letters of credit were $44.2 million at March 31, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $80.8 million.

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

The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. Effective with the First Refinancing Amendment to the Credit Agreement, the Applicable Rate for Term Loan B borrowings through maturity is 3.50 percent for Eurodollar Rate loans and letter of credit fees and 2.50 percent for Base Rate loans. The Applicable Rate component of the interest rate for Term Loan A and revolving credit borrowings is based on the Company’s consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Term A Loans
> 3.0:1	3.25%	2.25%
> 2.0:1 and < 3.0:1	3.00%	2.00%
< 2.0:1	2.75%	1.75%

As of March 31, 2011, the Company’s consolidated leverage ratio was 3.75x.

The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. Subsequent to March 9, 2011, the interest rate on Term Loan A borrowings was 4.50 percent and Term Loan B borrowings was 4.75 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

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

The Company’s Credit Agreement, in effect prior to the adoption of the March 9, 2011 First Refinancing Amendment, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) a two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the three months ended March 31, 2011. As of March 31, 2011, the Company was in compliance with all covenants in the Credit Agreement.

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

Senior Notes

The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that are guarantors under the Credit Agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.

The Senior Notes mature on September 1, 2018 and are generally free to be transferred. Gentiva may redeem the Senior Notes, in whole or in part, at any time prior to the first interest payment of 2014, at a price equal to 100 percent of the principal amount of the Senior Notes redeemed plus an applicable make-whole premium based on the present value of the remaining payments discounted at the treasury rate plus 50 basis points plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to September 1, 2013, Gentiva may redeem up to 35 percent of the aggregate principal amount of the Senior Notes with the net cash proceeds of a qualified equity offering at a redemption price equal to 111.5 percent of the aggregate principal amount, provided that (i) at least 65 percent of the aggregate principal amount of Senior Notes originally issued remain outstanding after the occurrence of such redemption and (ii) such redemption occurs within 180 days after the closing of a qualified equity offering.

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

Other

The Company has equipment capitalized under capital lease obligations. At March 31, 2011 and December 31, 2010, long-term capital lease obligations were $0.1 million and $0.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.2 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Equity

Changes in equity for the three months ended March 31, 2011 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232
Comprehensive income:
Net income	—	—	—	13,452	—	—	167	13,619
Changes in fair value of interest rate swaps	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swaps	—	—	—	—	290	—	—	290

Total comprehensive income (loss)	—	—	—	13,452	(478)	—	167	13,141
Income tax benefits associated with the exercise of non-qualified stock options	—	—	258	—	—	—	—	258
Equity-based compensation expense	—	—	1,629	—	—	—	—	1,629
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	354,137	35	4,629	—	—	—	—	4,664
Distribution to partnership interests	—	—	—	—	—	—	(302)	(302)

Balance at March 31, 2011	31,153,228	$3,115	$378,622	$285,846	$—	$(12,484)	$2,523	$657,622

Comprehensive income amounted to $13.1 million for the first three months of 2011, and $9.3 million for the first three months of 2010.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the three months ended March 31, 2011, the Company did not repurchase shares of its outstanding common stock. As of March 31, 2011, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide, with certain exceptions, for a limit of $5.0 million per fiscal year for repurchases of the Company’s common stock.

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

For both the first quarter of 2011 and 2010, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.6 million, which was reflected as selling, general and administrative expense in the consolidated statements of income.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first three months of 2011 and 2010, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Three Months Ended
	March 31, 2011	April 4, 2010
Weighted average fair value of options granted	$11.30	$10.81
Risk-free interest rate	2.15%	2.66%
Expected volatility	44%	43%
Contractual life	7 years	7 years
Expected life	4.5 -6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

Stock option grants in 2011 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of March 31, 2011 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	2,981,354	$19.94
Granted	185,100	26.60
Exercised	(186,758)	18.10
Cancelled	(37,557)	17.18

Balance as of March 31, 2011	2,942,139	$20.51	5.3	$22,131,906

Exercisable options	2,025,489	$18.40	4.6	$19,496,491

The total intrinsic value of options exercised during the three months ended March 31, 2011 and April 4, 2010 was $1.7 million and $2.7 million, respectively. As of March 31, 2011, the Company had $4.1 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options that vested during the first three months of 2011 was $4.2 million.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance share units result in the issuance of common stock at the end of the three-year performance period and may range between zero and 150 percent of the performance share units granted at target in 2010 and between zero and 200 percent of the performance share units granted at target in 2011, based on the achievement of defined thresholds of the performance criteria. A summary of Gentiva performance share unit activity as of March 31, 2011 is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price
Balance as of December 31, 2010	36,200	$25.61
Granted	98,600	26.60
Exercised	—	—
Earned	5,884	25.61
Cancelled	(900)	25.61

Balance as of March 31, 2011	139,784	$26.31

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of March 31, 2011, the Company had $2.8 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

A summary of Gentiva restricted stock activity as of March 31, 2011 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2010	281,350	$24.92
Granted	114,500	26.61
Exercised	—	—
Cancelled	(900)	25.65

Balance as of March 31, 2011	394,950	$25.41	$11,070,448

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of March 31, 2011, the aggregate intrinsic value of the restricted stock awards was $11.1 million and the Company had $8.2 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 3.8 years.

Directors Deferred Stock Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. During the first three months of 2011, the Company granted 6,414 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date weighted-average fair value of $26.99 per share unit. As of March 31, 2011, 114,498 share units were outstanding under the Plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first three months of 2011, the Company issued 53,230 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the action as a collective action. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA, six years under the New York statute and two years under the North Carolina statute.

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

On July 29, 2010, a collective action complaint entitled Nelson Alleman, on behalf of himself and others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Northern District of Georgia, Gainesville Division, against the Company in which a former employee employed as a certified respiratory therapist alleged overtime wage violations under the FLSA. The plaintiff sought collective action certification of similar employees, attorneys’ fees, back wages and damages going back three years under the FLSA. The parties have settled this lawsuit and in May 2011 the court dismissed the matter with prejudice.

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

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint, and given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in this action.

On January 4, 2011, a shareholder derivative complaint, captioned Jacobs v. Malone et al., Civil Action No 11-CV-1102-9, was filed in Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. Specifically, the complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint. On March 21, 2011, the action was stayed by stipulation among the parties pending a final decision on any motion to dismiss in the above-mentioned Endress action. Given the preliminary stage of the Jacobs action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The defendants intend to defend themselves vigorously in the action.

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. The Company has received disbursements from the escrow fund, through March 31, 2011, totaling 138,640 shares of common stock representing fair value of approximately $2.7 million. The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigation may have on Odyssey’s and the Company’s business, results of operations, liquidity or capital resources.

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

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. The Company recorded an income tax provision of $8.4 million for the first quarter of 2011, of which $5.7 million represented a current tax provision and $2.7 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 39.2 percent for the first three months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.7 percent), partially offset by other items (approximately 0.5 percent).

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

The Company continues to participate in the IRS’ Compliance Assurance Program (“CAP”) which began with the 2010 tax year. As a result of the Company’s participation in CAP, management anticipates closing the 2007 through 2009 federal tax years within the next few months and the 2010 and 2011 federal tax years by the end of 2011 and 2012, respectively. The Company remains under examination for income and non-income tax filings in various state and local jurisdictions from 2006 through current filings.

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

Segment net revenues by major payer source were as follows (in millions):

	First Quarter
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$201.6	$181.0	$382.6	$207.7	$18.2	$225.9
Medicaid and Local Government	15.8	7.8	23.6	18.6	0.7	19.3
Commercial Insurance and Other:
Paid at episodic rates	18.7	—	18.7	20.9	—	20.9
Other	27.6	6.3	33.9	30.3	0.7	31.0

Total net revenues	$263.7	$195.1	$458.8	$277.5	$19.6	$297.1

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended March 31, 2011
Net revenue	$263,745		$195,070		$458,815

Operating contribution	$42,822	(1)	$36,137	(1)	$78,959

Corporate expenses					(22,984	)(1)
Depreciation and amortization					(7,614)
Interest expense and other, net					(26,883	)(2)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$21,478

Segment assets	$668,234		$1,065,074		$1,733,308

Corporate assets					392,855

Total assets					$2,126,163

For the three months ended April 4, 2010
Net revenue	$277,473		$19,658		$297,131

Operating contribution	$44,692		$3,538	(1)	$48,230

Corporate expenses					(26,547	)(1)
Depreciation and amortization					(4,378)
Gain on sale of assets					103
Interest expense, net					(1,084)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$16,324

Segment assets	$679,053		$53,206		$732,259

Corporate assets					357,121

Total assets					$1,089,380

(1)	For the first quarter of 2011, the Company recorded charges relating to restructuring and acquisition and integration costs of $3.8 million.

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

The special charges were reflected as follows for segment reporting purposes (dollars in millions):

	First Quarter
	2011	2010
Home Health	$0.3	$9.5
Hospice	0.7	—
Corporate expenses	2.8	6.0

Total	$3.8	$15.5

(2)	For the first quarter of 2011, interest expense and other, net included charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11.

17.	Supplemental Guarantor and Non-Guarantor Financial Information

Gentiva’s guarantor subsidiaries are guarantors to the Company’s debt securities which are registered under the Securities Act of 1933, as amended, upon the exchange of the Senior Notes for substantially similar registered notes. The condensed consolidating financial statements presented below are provided pursuant to Rule 3-10 of Regulation S-X. Separate financial statements of each subsidiary guaranteeing Gentiva’s debt securities are not presented because the guarantor subsidiaries are jointly and severally, fully and unconditionally liable under the guarantees, and 100 percent owned by the Company. There are no restrictions on the ability to obtain funds from these subsidiaries by dividends or other means.

The following condensed consolidating financial statements include the balance sheets as of March 31, 2011 and December 31, 2010, statements of income for the three months ended March 31, 2011 and April 4, 2010 and statements of cash flows for the three months ended March 31, 2011 and April 4, 2010 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

March 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$51,102	$—	$40,690	$—	$91,792
Receivables, net	—	270,919	28,401	(21,864)	277,456
Deferred tax assets	—	23,646	2,288	—	25,934
Prepaid expenses and other current assets	—	43,563	4,572	(1,741)	46,394

Total current assets	51,102	338,128	75,951	(23,605)	441,576
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	26,190	—	—	26,190
Fixed assets, net	—	84,350	331	—	84,681
Intangible assets, net	—	370,686	100	—	370,786
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,652,122	26,994	—	(1,679,116)	—
Other assets	—	92,851	13	—	92,864

Total assets	$1,703,224	$2,043,201	$82,459	$(1,702,721)	$2,126,163

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$31,250	$—	$—	$—	$31,250
Accounts payable	—	38,652	1,014	(21,864)	17,802
Other current liabilities	—	210,216	51,895	(1,741)	260,370

Total current liabilities	31,250	248,868	52,909	(23,605)	309,422
Long-term debt	1,016,875	—	—	—	1,016,875
Deferred tax liabilities, net	—	111,417	—	—	111,417
Other liabilities	—	30,794	33	—	30,827
Total Gentiva shareholders’ equity	655,099	1,652,122	26,994	(1,679,116)	655,099
Noncontrolling interests	—	—	2,523	—	2,523

Total equity	655,099	1,652,122	29,517	(1,679,116)	657,622

Total liabilities and equity	$1,703,224	$2,043,201	$82,459	$(1,702,721)	$2,126,163

Condensed Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,816	$—	$40,936	$—	$104,752
Receivables, net	—	253,874	20,018	(14,304)	259,588
Deferred tax assets	—	26,323	1,832	—	28,155
Prepaid expenses and other current assets	—	47,536	5,784	(4,410)	48,910

Total current assets	63,816	327,733	68,570	(18,714)	441,405
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,635	—	—	25,635
Fixed assets, net	—	85,446	261	—	85,707
Intangible assets, net	—	373,957	100	—	374,057
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,623,321	28,082	—	(1,651,403)	—
Other assets	26,032	57,212	14	—	83,258

Total assets	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	29,814	52	(14,304)	15,562
Other current liabilities	—	236,309	44,180	(4,410)	276,079

Total current liabilities	25,000	266,123	44,232	(18,714)	316,641
Long-term debt	1,026,563	—	—	—	1,026,563
Deferred tax liabilities, net	—	111,199	—	—	111,199
Other liabilities	26,032	1,424	37	—	27,493
Total Gentiva shareholders’ equity	635,574	1,623,321	28,082	(1,651,403)	635,574
Noncontrolling interests	—	—	2,658	—	2,658

Total equity	635,574	1,623,321	30,740	(1,651,403)	638,232

Total liabilities and equity	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$447,805	$14,021	$(3,011)	$458,815
Cost of services sold	—	231,463	6,793	(3,011)	235,245

Gross profit	—	216,342	7,228	—	223,570
Selling, general and administrative expenses	—	(171,411)	(3,798)	—	(175,209)
Interest (expense) and other, net	(26,889)	—	6	—	(26,883)
Equity in earnings of subsidiaries	29,612	2,043	—	(31,655)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	2,723	46,974	3,436	(31,655)	21,478
Income tax benefit (expense)	10,729	(17,916)	(1,226)	—	(8,413)
Equity in net earnings of CareCentrix	—	554	—	—	554

Income from continuing operations	13,452	29,612	2,210	(31,655)	13,619
Discontinued operations, net of tax	—		—	—	—

Net income	13,452	29,612	2,210	(31,655)	13,619
Noncontrolling interests	—	—	(167)	—	(167)

Net income attributable to Gentiva shareholders	$13,452	$29,612	$2,043	$(31,655)	$13,452

Condensed Consolidating Statement of Income

For the Three Months Ended April 4, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$292,401	$7,742	$(3,012)	$297,131
Cost of services sold	—	134,422	9,180	(3,012)	140,590

Gross profit	—	157,979	(1,438)	—	156,541
Selling, general and administrative expenses	—	(138,264)	(972)	—	(139,236)
Gain on sale of assets	—	103	—	—	103
Interest (expense) and other, net	(1,096)	—	12	—	(1,084)
Equity in earnings of subsidiaries	9,984	(1,658)	—	(8,325)	—

Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix	8,888	18,160	(2,398)	(8,325)	16,324
Income tax benefit (expense)	437	(7,519)	740	—	(6,342)
Equity in net earnings of CareCentrix	—	324	—	—	324

Income (loss) from continuing operations	9,325	10,965	(1,658)	(8,325)	10,306
Discontinued operations, net of tax	—	(981)	—	—	(981)

Net income (loss)	$9,325	$9,984	$(1,658)	$(8,325)	$9,325

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8,295)	$10,853	$163	$—	$2,721

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,211)	(106)	—	(3,317)

Net cash used in investing activities	—	(3,211)	(106)	—	(3,317)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,652	—	—	—	4,652
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(3,438)	—	—	—	(3,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(76)	—	—	—	(76)
Other	—	64	(303)	—	(239)
Net payments related to intercompany financing	7,706	(7,706)	—	—	—

Net cash (used in) provided by financing activities	(4,419)	(7,642)	(303)	—	(12,364)

Net change in cash and cash equivalents	(12,714)	—	(246)	—	(12,960)
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$51,102	$—	$40,690	$—	$91,792

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 4, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$726	$14,785	$180	$—	$15,691

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,164)	—	—	(3,164)
Proceeds from sale of assets and businesses	—	8,796	—	—	8,796
Acquisition of businesses	—	(2,500)	—	—	(2,500)

Net cash provided by investing activities	—	3,132	—	—	3,132

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,988	—	—	—	2,988
Repayment of long-term debt	(5,000)	—	—	—	(5,000)
Repurchase of common stock	(620)	—	—	—	(620)
Net payments related to intercompany financing	18,316	(17,917)	(399)	—	—
Other	310	—	—	—	310

Net cash provided by (used in) financing activities	15,994	(17,917)	(399)	—	(2,322)

Net change in cash and cash equivalents	16,720	—	(219)	—	16,501
Cash and cash equivalents at beginning of period	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of period	$129,931	$—	$38,980	$—	$168,911

18.	Subsequent Event

Effective April 25, 2011 and further to a recapitalization of CareCentrix Holdings Inc. (“CareCentrix”), the Company exchanged 135,870 of its shares of class A preferred stock of CareCentrix for shares of class A common stock of CareCentrix. The Company then sold such shares of class A common stock to a new investor in CareCentrix for a total consideration of $18.2 million. Further to the recapitalization, the Company also exchanged all of its shares of common stock of CareCentrix for an equal number of shares of class A common stock CareCentrix. The shares of class A preferred stock of CareCentrix exchanged by the Company had a liquidation value of $13.6 million and had accumulated and unpaid dividends in the amount of $4.6 million. Following the sale, the Company’s ongoing equity interest in the combined preferred and common equity of CareCentrix approximates 22 percent, and ongoing voting rights interest in CareCentrix approximates 15 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of recently passed healthcare reform legislation and its subsequent implementation through government regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in various filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in other filings with the SEC.

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

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over the next eight years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by more than 20,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution and third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs, a Rehab Without Walls® unit and a consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Acquisitions

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million of transaction costs incurred by Odyssey.

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing and was funded from the Company’s existing cash reserves. The acquisition expanded the Company’s coverage area to 44 counties in north, central and southern Mississippi.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the fourth quarter of fiscal 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. In the first quarter of 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million in selling, general and administrative expenses in the Company’s consolidated statements of income.

The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates.

Results of Operations

The historical results that follow present a discussion of the Company’s consolidated operating results using the historical results of Gentiva prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the periods presented.

The comparison of results of operations between the 2011 and 2010 fiscal years has been impacted significantly by the following items:

•	Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $175 million for the first quarter of 2011 as compared to the first quarter of 2010;

•

The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $3.8 million in the first quarter of 2011 and $15.5 million in the first quarter of 2010; and

•

The first quarter of 2011 included 90 days of activity compared to 91 days for the first quarter of 2010. This difference stems from the Company’s adopting a change to a calendar quarter reporting period in 2011 from its prior 13 week reporting periods in 2010.

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	First Quarter
	2011	2010	Percentage Variance
Home Health	$263.7	$277.5	(5.0%)
Hospice	195.1	19.6	892.3%

Total net revenues	$458.8	$297.1	54.4%

A summary of the Company’s net revenues by payer follows (in millions):

	First Quarter
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$201.6	$181.0	$382.6	$207.7	$18.2	$225.9
Medicaid and Local Government	15.8	7.8	23.6	18.6	0.7	19.3
Commercial Insurance and Other:
Paid at episodic rates	18.7	—	18.7	20.9	—	20.9
Other	27.6	6.3	33.9	30.3	0.7	31.0

Total net revenues	$263.7	$195.1	$458.8	$277.5	$19.6	$297.1

For the first quarter of 2011 as compared to the first quarter of 2010, net revenues increased by $161.7 million, or 54.4 percent, to $458.8 million from $297.1 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2011 net revenues were $263.7 million, down $13.8 million or 5.0 percent, from $277.5 million in the prior year period. The decrease is primarily attributable to the CMS reimbursement rate cut of 5.22 percent for 2011 and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.

Net revenues for the first quarter of 2011 were impacted by a net increase of approximately $1.6 million relating to businesses acquired or sold in fiscal year 2010.

The Company’s episodic revenues decreased 3.6 percent for the first quarter of 2011. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

	First Quarter
(Dollars in millions)	2011	2010	Percentage Variance
Home Health
Medicare	$201.6	$207.7	(2.9%)
Paid at episodic rates	18.7	20.9	(10.3%)

Total	$220.3	$228.6	(3.6%)

Key Company statistics related to episodic revenues were as follows:

	First Quarter
	2011	2010	Percentage Variance
Episodes	72,800	72,800	0.0%
Revenue per episode	$3,025	$3,140	(3.6%)

Episode volume for the first quarter of 2011 was unchanged as compared to the first quarter of 2010. Admissions decreased slightly by 1.3 percent, from 51,600 admissions in the first quarter of 2010 to 50,900 admissions in the first quarter of 2011. There were approximately 1.4 episodes for each admission during both the first quarter of 2010 and 2011.

In the first quarter of 2011, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 84 percent as compared to 82 percent for the corresponding period in 2010. In the first quarter of 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 46 percent as compared to 41 percent for the first quarter of 2010.

Revenues from Medicaid and Local Government payer sources were $15.8 million in the first quarter of 2011, as compared to $18.6 million in the first quarter of 2010. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $27.6 million in the first quarter of 2011 as compared to $30.3 million in the first quarter of 2010.

Hospice

Hospice revenues are derived from all three payer groups. First quarter of 2011 net revenues were $195.1 million as compared to $19.6 million in the corresponding period of 2010. The increase in revenues for the 2011 period was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions in 2010 as reflected in the following table (dollars in millions):

First Quarter 2011
Medicare	$162.6
Medicaid and Local Government	7.0
Commercial Insurance and Other	5.7

Total net revenues	$175.3

Key Company statistics relating to Hospice were as follows:

	First Quarter
	2011	2010	Percentage Variance
Average Daily Census	13,900	1,600	794.6%
Revenue per Patient Day	$156	$139	11.9%

For the first quarter of 2011, Average Daily Census (“ADC”) approximated 13,900 patients as compared to 1,600 patients for the first quarter of 2010. The average length of stay of patients at discharge was 92 days and 100 days, respectively, for the first quarter of 2011 and the first quarter of 2010.

Medicare revenues were $181.0 million in the first quarter of 2011 as compared to $18.2 million in the corresponding period of 2010. Medicaid revenues were $7.8 million for the first quarter of 2011 as compared to $0.7 million for the corresponding period of 2010. Commercial Insurance and Other revenues in the first quarter of 2011 were $6.3 million as compared to $0.7 million in the corresponding period of 2010.

Gross Profit

	First Quarter
(Dollars in millions)	2011	2010	Variance
Gross Profit:
Home Health	$138.0	$147.7	$(9.7)
Hospice	85.6	8.8	76.8

Total	$223.6	$156.5	$67.1

As a percent of revenue:
Home Health	52.3%	53.2%	(0.9%)
Hospice	43.9%	45.0%	(1.1%)
Total	48.7%	52.7%	(4.0%)

Gross profit increased by $67.1 million or 4 percent for the first quarter of 2011 as compared to the first quarter of 2010. As a percentage of revenues, gross profit of 48.7 percent in the first quarter of 2011 represented a 4.0 percentage point decrease as compared to the first quarter of 2010. For the first quarter gross profit percentage was negatively impacted by the addition of Odyssey to the Hospice segment which traditionally has lower margins than the higher margin home health segment and by the decrease in Medicare reimbursement rates.

The overall decrease in gross margin within the Home Health segment as outlined above resulted from the (i) 5.22 percent net decrease in Medicare reimbursement for 2011, offset by (ii) growth in the Company’s specialty programs, and (iii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues decreased, as noted in the table above, for the first quarter of 2011 as compared to the first quarter of 2010. The decrease in gross profit percentage was primarily related to slightly higher labor costs in the markets served by Odyssey as well as the mix of patient care provided by Odyssey vs. legacy Gentiva operations.

Gross profit was impacted by depreciation expense of $0.2 million in both the first quarter of 2011 and the first quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25.8 percent or $36.0 million to $175.2 million for the quarter ended March 31, 2011, as compared to $139.2 million for the quarter ended April 4, 2010. If charges as noted below relating to legal settlements, restructuring and acquisition and integration costs of $3.8 million in the first quarter of 2011 and $15.5 million in the first quarter of 2010 were excluded, the increase in selling, general and administrative expenses would have been 44.6 percent or $55.2 million for the quarter ended March 31, 2011 as compared to the quarter ended April 4, 2010.

The increase of $36.0 million for the first quarter of 2011 as compared to the corresponding period of 2010 was primarily attributable to (i) Hospice field operating, selling and administrative cost ($42.2 million), of which $41.3 million was attributable to acquired operations, (ii) depreciation and amortization ($3.2 million), (iii) increase in provision for doubtful accounts ($1.6 million), (iv) Home Health field operating, selling and administrative cost ($1.0 million), of which $0.9 million was attributable to acquired operations and (v) equity-based compensation expense ($0.1 million). These increases in costs were partially offset by (i) decreases in legal settlement costs, restructuring and acquisition and integration cost ($11.7 million) and (ii) corporate administrative expenses ($0.4 million). During the first quarter of 2011, selling, general and administrative expenses were positively impacted by an adjustment of 2010 incentive compensation reserves of approximately $0.9 million.

Depreciation and amortization expense included in selling, general and administrative expenses was $7.4 million in the first quarter of 2011, as compared to $4.2 million for the corresponding period of 2010 primarily related to the acquisition of Odyssey.

Interest Income and Interest Expense and Other

For the first quarter of fiscal 2011, net interest expense and other was approximately $26.9 million, consisting primarily of interest expense and other of $27.5 million associated with (i) borrowings under the credit facilities and Senior Notes, (ii) fees associated with outstanding letters of credit, (iii) amortization of debt issuance costs, partially offset by interest income of $0.6 million earned on investments and existing cash balances and (iv) charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.

For the first quarter of 2010, net interest expense and other was approximately $1.1 million consisting primarily of interest expense and other of $1.8 million associated with (i) borrowings under the then existing credit facilities, (ii) fees associated with outstanding letters of credit, and (iii) amortization of debt issuance costs, partially offset by interest income of $0.7 million earned on investments and existing cash balances. The increase in interest expense and other between the 2011 and 2010 periods related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition.

Income from Continuing Operations before Income Taxes and Equity in Net Earnings of CareCentrix

Components of income from continuing operations before income taxes and equity in net earnings of CareCentrix were as follows:

	First Quarter
(Dollars in millions)	2011	2010	Variance
Operating contribution:
Home Health	$42.8	$44.7	$(1.9)
Hospice	36.2	3.5	32.7

Total operating contribution	79.0	48.2	30.8

Corporate expenses	(23.0)	(26.5)	3.5
Depreciation and amortization	(7.6)	(4.4)	(3.2)
Gain on sale of assets	—	0.1	(0.1)
Interest expense and other, net	(26.9)	(1.1)	(25.8)

Income for continuing operations before income taxes and equity in net earnings of CareCentrix	$21.5	$16.3	$5.2
As a percent of revenue	4.7%	5.5%	-0.8%

Home Health operating contribution included charges relating to restructuring, legal settlements and acquisition and integration activities of $0.3 million for the first quarter of 2011, as compared to $9.5 million for the corresponding period of 2010.

Hospice operating contribution included charges relating to restructuring activities of $0.7 million for the first quarter of 2011. There were no charges relating to restructuring activities for the corresponding period of 2010.

Corporate expenses included charges relating to restructuring, legal settlements and acquisition and integration activities of $2.8 million for the first quarter of 2011, as compared to $6.0 million for the corresponding period of 2010.

Income Tax Expense

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. The Company recorded an income tax provision of $8.4 million for the first quarter of 2011, of which $5.7 million represented a current tax provision and $2.7 million represented a deferred tax provision. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 39.2 percent for the first three months of 2011 was primarily due to state income taxes, net of federal benefit, (approximately 4.7 percent) partially offset by other items (approximately 0.5 percent).

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

Net Income Attributable to Gentiva Shareholders

For the first quarter of fiscal 2011, net income attributable to Gentiva shareholders was $13.5 million, or $0.44 per diluted share, compared with net income of $9.3 million, or $0.31 per diluted share, for the corresponding period of 2010. Income from continuing operations attributable to Gentiva shareholders for the first quarter was impacted by pre-tax charges relating to restructuring and acquisition and integration activities of $3.8 million, or $0.07 per diluted share. See Note 8 Restructuring Costs, Acquisition and Integration Activities and Legal Settlements to the Company’s consolidated financial statements.

Net income for the first quarter of 2010 included (A) income from continuing operations attributable to Gentiva shareholders of $10.3 million, or $0.34 per diluted share and (B) a loss from discontinued operations, net of tax, of $1.0 million, or $0.03 per diluted share. Income from continuing operations attributable to Gentiva shareholders was impacted by charges of $15.5 million, or $0.31 per diluted share, relating to (i) settlement costs and legal fees of $5.6 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) restructuring and merger and acquisition costs of $0.4 million.

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

During the first three months of 2011, net cash provided by operating activities was $2.7 million. In addition, the Company had proceeds from the issuance of common stock upon exercise of stock options and under the Company’s Employee Stock Purchase Plan (“ESPP”) of $4.7 million. During the quarter ended March 31, 2011, the Company used $13.5 million for debt issuance costs, $3.4 million for the repayment of debt and $3.3 million for capital expenditures.

Net cash provided by operating activities decreased by $13.0 million, from $15.7 million for the first three months of 2010 to $2.7 million in the first three months of 2011. The decrease was primarily due to changes in accounts receivable ($14.7 million) and changes in current liabilities ($23.6 million), offset by net cash provided by operations prior to changes in assets and liabilities ($19.9 million), prepaid expenses and other current assets ($5.3 million) and other ($0.1 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2011	April 4, 2010	Variance
OPERATING ACTIVITIES:
Net income	$13,619	$9,325	$4,294
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	7,614	4,378	3,236
Amortization and write-off of debt issuance costs	6,418	320	6,098
Provision for doubtful accounts	2,581	3,019	(438)
Equity-based compensation expense	1,641	1,550	91
Windfall tax benefits associated with equity-based compensation	(194)	(485)	291
Gain on sale of assets and businesses	—	(169)	169
Equity in net earnings of CareCentrix	(555)	(324)	(231)
Deferred income tax expense (benefit)	2,754	(3,630)	6,384

Total cash provided by operations prior to changes in assets and liabilities	$33,878	$13,984	$19,894

The $19.9 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2011 and 2010 periods is primarily related to increased operating results which include Odyssey for the 2011 period, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses and deferred income taxes.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Three Months Ended
	March 31, 2011	April 4, 2010	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$2,240	$895	$1,345
Payroll and related taxes	21,248	(2,848)	24,096
Deferred revenue	4,787	5,573	(786)
Medicare liabilities	(1,859)	9,276	(11,135)
Obligations under insurance programs	(4,775)	3,027	(7,802)
Accrued nursing home costs	(3,203)	127	(3,330)
Other accrued expenses	(31,712)	(5,757)	(25,955)

Total changes in current liabilities	$(13,274)	$10,293	$(23,567)

The primary drivers for the $23.6 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $1.3 million, between the 2010 and 2011 reporting periods, primarily related to timing of payments.

•

Payroll and related taxes, which had a positive impact of $24.1 million between the 2010 and 2011 reporting periods, primarily due to the acquisition of Odyssey and timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $0.8 million between the 2010 and 2011 reporting periods.

•

Medicare liabilities, which had a negative impact of $11.1 million between the 2010 and 2011 reporting periods, primarily related to incremental unpaid charges of $9.5 million recorded in the 2010 period in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $7.8 million between the 2010 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs in 2010.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $3.3 million between the 2010 and 2011 reporting periods, due primarily to the acquisition of Odyssey.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $26.0 million between the 2010 and 2011 reporting periods, due primarily to timing of accrued interest payments under the Company’s credit facilities, payments under the Company incentive compensation program and payments of accrued costs associated with the Odyssey acquisition.

Working capital at March 31, 2011 was approximately $132 million, an increase of $7 million, as compared to approximately $125 million at December 31, 2010, primarily due to:

•	a $13 million decrease in cash and cash equivalents;

•	a $2 million decrease in deferred tax assets;

•	a $3 million decrease in prepaid expenses and other current assets;

•	an $18 million increase in accounts receivable; and

•

a $7 million decrease in current liabilities, consisting of decreases in Medicare liabilities ($1 million), obligations under insurance programs ($5 million), nursing home costs ($3 million), and other accrued expenses ($32 million) partially offset by, increases in the current portion of long-term debt ($6 million), accounts payable ($2 million), payroll and related taxes ($21 million) and deferred revenue ($5 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of March 31, 2011 were 52 days, an increase of 4 days from December 31, 2010, primarily related to certain Hospice claims held due to a system software issue with the Company’s intermediary, for which the claims have now been released.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 44 days at March 31, 2011 and 41 days at December 31, 2010.

Accounts receivable attributable to major payer sources of reimbursement at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$206,027	$185,846	$15,681	$3,402	$1,098
Medicaid and Local Government	37,789	30,838	5,520	515	916
Commercial Insurance and Other	40,255	32,094	5,577	2,120	464
Self - Pay	2,677	1,443	638	458	138

Gross Accounts Receivable	$286,748	$250,221	$27,416	$6,495	$2,616

	December 31, 2010
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$186,621	$168,386	$13,025	$4,504	$706
Medicaid and Local Government	36,096	27,577	6,376	842	1,301
Commercial Insurance and Other	41,913	33,949	5,404	2,409	151
Self - Pay	2,612	1,070	908	512	122

Gross Accounts Receivable	$267,242	$230,982	$25,713	$8,267	$2,280

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	First Quarter Ended
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	77%	93%	84%	75%	93%	76%
Medicaid and Local Government	6	4	5	7	4	7
Commercial Insurance and Other:
Paid at episodic rates	7	—	4	7	—	7
Other	10	3	7	11	3	10

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Affordable Care Act, a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During the first quarter of 2011, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

In November 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 which represents a net decrease in reimbursement of approximately 5.22 percent to a base episodic rate of $2,192 for 2011 as compared to a base episodic rate of $2,313 for 2010. In addition, CMS had initially proposed an additional fifth year case mix creep adjustment of 3.79 percent in 2012 and various other changes to promote efficiency in payment and program integrity. CMS also indicated that it has postponed action for the 2012 proposal to allow for further analysis. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

Calendar Year	Net Market Basket Update	Case Mix Creep Adjustment	Outlier Payment Adjustment	Base Episodic Rate
2011	1.10%	(3.79%)	(2.50%)	$2,192
2010	2.00%	(2.75%)	2.50%	$2,313
2009	2.90%	(2.75%)	—	$2,272
2008	3.00%	(2.75%)	—	$2,270

Actual episodic rates will vary from the base episodic rates noted in the table above due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient, (ii) wage indices applicable to the geographic region where the services are performed and (iii) the impact of the rural add-on provision.

        The final rule also implements two provisions of the Affordable Care Act: (i) a face-to-face encounter requirement for home health and hospice and (ii) changes in the therapy assessment schedule. As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician, or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding the encounter must be present on the certifications.

The rule also finalized hospice policy requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

The face-to-face requirements for home health and hospice providers became effective January 1, 2011. However, CMS delayed full enforcement of the requirements until April 1, 2011.

In addition, the final rule imposed additional therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients needing 13 or more or 19 or more therapy visits, a qualified therapist must perform the therapy service required, re-assess the patient, and measure and document the effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient. CMS also delayed until April 1, 2011 the effective date of therapy assessment requirements.

Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor. In May 2011, CMS announced a proposed increase, effective October 1, 2011, of 2.3 percent for Medicare hospice rates, consisting of a 2.8 percent market basket increase, a 0.1 percent increase in the wage index, partially offset by a 0.6 percent budget neutrality adjustment factor.

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

Credit Arrangements

The Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”).

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”) which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iii) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (iv) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (v) reductions in the Applicable Rate for Term Loan A and revolving credit borrowings as reflected in the table below.

	Previous Applicable Rate		Amended Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Term A Loans
> 3.0:1	5.00%	4.00%	3.25%	2.25%
> 2.0:1 and < 3.0:1	4.50%	3.50%	3.00%	2.00%
< 2.0:1	4.00%	3.00%	2.75%	1.75%

In addition, the Amendment provided for a reduction in the Company’s consolidated interest coverage ratio to 2.25 to 1.00 from 2.75 to 1.00 through December 31, 2012 and 3.00 to 1.00 thereafter.

In connection with the refinancing, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the quarter ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$180,000	$180,000
Term Loan B, maturing August 17, 2016	543,125	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	1,048,125	1,051,563
Less: current portion of long-term debt	(31,250)	(25,000)

Total long-term debt	$1,016,875	$1,026,563

As of March 31, 2011, the aggregate principal payments of long-term debt are $21.6 million in 2011, $38.8 million in each of the years 2012 through 2014, $107.5 million in 2015 and $802.6 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.8 percent per annum at March 31, 2011 and 8.2 percent per annum at December 31, 2010.

Outstanding letters of credit were $44.2 million at March 31, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $80.8 million.

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

The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. Effective with the First Refinancing Amendment to the Credit Agreement, the Applicable Rate for Term Loan B borrowings through maturity is 3.50 percent for Eurodollar Rate loans and letter of credit fees and 2.50 percent for Base Rate loans. The Applicable Rate component of the interest rate for Term Loan A and revolving credit borrowings is based on the Company’s consolidated leverage ratio as follows:

Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Term A Loans
> 3.0:1	3.25%	2.25%
> 2.0:1 and < 3.0:1	3.00%	2.00%
< 2.0:1	2.75%	1.75%

As of March 31, 2011, the Company’s consolidated leverage ratio was 3.75x.

The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. Subsequent to March 9, 2011, the interest rate on Term Loan A borrowings was 4.50 percent and Term Loan B borrowings was 4.75 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

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

        The Company’s Credit Agreement, in effect prior to the adoption of the March 9, 2011 First Refinancing Amendment, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) a two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the three months ended March 31, 2011. As of March 31, 2011, the Company was in compliance with all covenants in the Credit Agreement.

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

Senior Notes

The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that are guarantors under the Credit Agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.

The Senior Notes mature on September 1, 2018 and are generally free to be transferred. Gentiva may redeem the Senior Notes, in whole or in part, at any time prior to the first interest payment of 2014, at a price equal to 100 percent of the principal amount of the Senior Notes redeemed plus an applicable make-whole premium based on the present value of the remaining payments discounted at the treasury rate plus 50 basis points plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to September 1, 2013, Gentiva may redeem up to 35 percent of the aggregate principal amount of the Senior Notes with the net cash proceeds of a qualified equity offering at a redemption price equal to 111.5 percent of the aggregate principal amount, provided that (i) at least 65 percent of the aggregate principal amount of Senior Notes originally issued remain outstanding after the occurrence of such redemption and (ii) such redemption occurs within 180 days after the closing of a qualified equity offering.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended March 31, 2011 were $3.3 million as compared to $3.2 million for the three months ended April 4, 2010. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for fiscal 2011. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $91.8 million as of March 31, 2011, including operating funds of approximately $4.8 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had outstanding borrowings of $1.048 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at March 31, 2011 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$723,125	$31,250	$77,500	$140,000	$474,375
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	439,887	70,846	136,554	127,824	104,663
Capital lease obligations	376	231	141	4	—
Operating lease obligations	131,566	44,002	59,862	24,510	3,192
Purchase obligations	1,941	1,941	—	—	—

Total	$1,621,895	$148,270	$274,057	$292,338	$907,230

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At March 31, 2011, the cash interest rate on the Company’s term loan borrowings approximated 6.8 percent per annum.
(2)	The table excludes $3.5 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the guidance for uncertain tax positions.

During the three months ended March 31, 2011, the Company made a mandatory principal payment of $3.4 million on its Term Loan B, which requires payments of $3.4 million per quarter. Under the Company’s Term Loan A, due to the level of prepayments previously made by the Company on its Term Loan A, no required payments are due until the end of the third quarter of 2011, at which time a principal payment of $5.0 million is required and $6.3 million per quarter, thereafter.

The Company had total letters of credit outstanding of approximately $44.2 million at March 31, 2011 and $54.6 million at December 31, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $3.3 million and $4.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of March 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $723.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $7.2 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan. (6)+

10.2	Form of Notice and Agreement covering performance cash awards under Company’s Amended and Restated 2004 Equity Incentive Plan. (6)+

10.3	Form of Change in Control Agreement. (7)+

10.4	Form of Severance Agreement. (7)+

10.5	Employee Stock Purchase Plan, as amended. *+

10.6	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement, dated August 17, 2010, among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (8)

10.7	Form of Replacement Term Note. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.

(7)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.

(8)	Incorporated herein by reference to Form 8-K of Company dated and filed March 9, 2011.

(9)	Incorporated herein by reference to, and filed as, Exhibit 10.2 to Form 8-K of Company dated and filed August 17, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 9, 2011	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: May 9, 2011	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee. (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.5	Form of 11.5% Senior Note (5)

10.1	Form of Notice and Agreement covering awards of performance share units under Company’s Amended and Restated 2004 Equity Incentive Plan. (6)+

10.2	Form of Notice and Agreement covering performance cash awards under Company’s Amended and Restated 2004 Equity Incentive Plan. (6)+

10.3	Form of Change in Control Agreement. (7)+

10.4	Form of Severance Agreement. (7)+

10.5	Employee Stock Purchase Plan, as amended. *+

10.6	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement, dated August 17, 2010, among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (8)

10.7	Form of Replacement Term Note. (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.

(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).

(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.

(6)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.

(7)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.

(8)	Incorporated herein by reference to Form 8-K of Company dated and filed March 9, 2011.

(9)	Incorporated herein by reference to, and filed as, Exhibit 10.2 to Form 8-K of Company dated and filed August 17, 2010.

*	Filed herewith

+	Management contract or compensatory plan or arrangement