Form 10-Q
period 2011-06-30
GENTIVA HEALTH SERVICES INC
filed 2011-08-08
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, as of August 2, 2011, was 30,607,969.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$98,149	$104,752
Accounts receivable, less allowance for doubtful accounts of $9,840 and $7,654 at June 30, 2011 and December 31, 2010, respectively	255,559	259,588
Deferred tax assets	29,116	28,155
Prepaid expenses and other current assets	42,238	48,910

Total current assets	425,062	441,405
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	12,944	25,635
Fixed assets, net	85,842	85,707
Intangible assets, net	367,519	374,057
Goodwill	1,085,066	1,085,066
Other assets	89,160	83,258

Total assets	$2,090,593	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,938	$25,000
Accounts payable	11,438	15,562
Payroll and related taxes	40,709	44,163
Deferred revenue	37,486	36,387
Medicare liabilities	17,630	31,236
Obligations under insurance programs	54,139	61,899
Accrued nursing home costs	20,441	24,241
Other accrued expenses	72,396	78,153

Total current liabilities	275,177	316,641
Long-term debt	1,007,187	1,026,563
Deferred tax liabilities, net	111,791	111,199
Other liabilities	30,051	27,493
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 31,219,684 and 30,799,091 shares at June 30, 2011 and December 31, 2010, respectively	3,122	3,080
Additional paid-in capital	382,578	372,106
Accumulated other comprehensive income	—	478
Retained earnings	291,035	272,394
Treasury stock, 655,802 and 641,468 shares at June 30, 2011 and December 31, 2010, respectively	(12,878)	(12,484)

Total Gentiva shareholders’ equity	663,857	635,574
Noncontrolling interests	2,530	2,658

Total equity	666,387	638,232

Total liabilities and equity	$2,090,593	$2,120,128

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	July 4, 2010	June 30, 2011	July 4, 2010
Net revenues	$456,943	$297,099	$915,758	$594,230
Cost of services sold	238,866	135,249	474,111	275,839

Gross profit	218,077	161,850	441,647	318,391
Selling, general and administrative expenses	(194,049)	(125,535)	(369,258)	(264,771)
Gain on sale of assets	—	—	—	103
Dividend income	4,613	—	4,613	—
Interest income	639	650	1,304	1,314
Interest expense and other	(21,425)	(1,766)	(48,973)	(3,514)

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	7,855	35,199	29,333	51,523
Income tax expense	(2,851)	(15,415)	(11,264)	(21,757)
Equity in net earnings of CareCentrix	336	439	890	763

Income from continuing operations	5,340	20,223	18,959	30,529
Discontinued operations, net of tax	—	(1,304)	—	(2,285)

Net income	5,340	18,919	18,959	28,244
Less: Net income attributable to noncontrolling interests	(151)	—	(318)	—

Net income attributable to Gentiva shareholders	$5,189	$18,919	$18,641	$28,244

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.17	$0.68	$0.62	$1.03
Discontinued operations, net of tax	—	(0.04)	—	(0.08)

Net income attributable to Gentiva shareholders	$0.17	$0.64	$0.62	$0.95

Weighted average shares outstanding	30,293	29,770	30,210	29,715

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.17	$0.66	$0.61	$1.00
Discontinued operations, net of tax	—	(0.04)	—	(0.08)

Net income attributable to Gentiva shareholders	$0.17	$0.62	$0.61	$0.92

Weighted average shares outstanding	30,846	30,618	30,809	30,568

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$5,189	$20,223	$18,641	$30,529
Discontinued operations, net of tax	—	(1,304)	—	(2,285)

Net income	$5,189	$18,919	$18,641	$28,244

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2011	July 4, 2010
OPERATING ACTIVITIES:
Net income	$18,959	$28,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,120	8,807
Amortization and write-off of debt issuance costs	9,654	614
Provision for doubtful accounts	4,525	4,903
Equity-based compensation expense	3,966	3,191
Windfall tax benefits associated with equity-based compensation	(194)	(711)
Gain on sale of assets and businesses	—	(169)
Equity in net earnings of CareCentrix	(890)	(763)
Deferred income tax expense (benefit)	(54)	1,542
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(496)	8,748
Prepaid expenses and other current assets	6,253	(9,158)
Accounts payable	(4,124)	(3,015)
Payroll and related taxes	(3,454)	1,241
Deferred revenue	1,099	3,790
Medicare liabilities	(13,606)	8,620
Obligations under insurance programs	(7,760)	2,401
Accrued nursing home costs	(3,800)	505
Other accrued expenses	(5,563)	(11,349)
Other, net	242	538

Net cash provided by operating activities	19,877	47,979

INVESTING ACTIVITIES:
Purchase of fixed assets	(8,717)	(5,613)
Proceeds from sale of assets and business, net of cash transferred	13,581	8,796
Acquisition of businesses, net of cash acquired	(320)	(8,500)

Net cash provided by (used in) investing activities	4,544	(5,317)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,235	5,612
Windfall tax benefits associated with equity-based compensation	194	711
Repayment of long-term debt	(23,438)	(5,000)
Repurchase of common stock	—	(4,985)
Debt issuance costs	(13,457)	—
Repayment of capital lease obligations	(145)	(344)
Other	(413)	—

Net cash used in financing activities	(31,024)	(4,006)

Net change in cash and cash equivalents	(6,603)	38,656
Cash and cash equivalents at beginning of period	104,752	152,410

Cash and cash equivalents at end of period	$98,149	$191,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$41,577	$3,219
Income taxes paid	$6,676	$25,054

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITY:

In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 shares of common stock in the second quarter of 2011, from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

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

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

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

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of income and presented as a component of equity in the Company’s consolidated balance sheets. All material balances and transactions between the consolidated entities have been eliminated.

The Company adopted a change to a calendar quarter reporting period in 2011 from its prior 13 week reporting periods in 2010, resulting in the second quarter and first six months of 2011 including 91 and 181 days of activity, respectively, compared to 91 and 182 days of activity in the second quarter and first six months of 2010, respectively.

2.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, or ASU No. 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 11-04 primarily clarifies existing concepts in accounting principles generally accepted in the United States of America. However, ASU No. 11-04 requires new disclosures for Level 3 fair value measurements including quantitative information about significant unobservable inputs, the valuation process in place for all Level 3 measurements, and a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used. In addition, ASU No. 11-04 requires disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, the hierarchy classification for assets and liabilities whose fair value is disclosed only in the footnotes, and, if applicable, the reason nonfinancial assets measured at fair value are being used in a manner that differs from their highest and best use. ASU No. 11-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU No. 11-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU No. 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 11-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. ASU No. 11-05 requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 11-05 will be required for the quarter ending on or after March 31, 2012 and must be applied retrospectively. Although the presentation of financial statements will change, the Company does not expect the adoption of ASU No. 11-05 to have a material impact on the Company’s consolidated financial statements.

3.	Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less from their date of acquisition to be cash equivalents, including money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. Cash and cash equivalents also included amounts on deposit with several major financial institutions in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. Management believes that these major financial institutions are viable entities.

The Company had operating funds of approximately $5.6 million and $6.6 million at June 30, 2011 and December 31, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

At June 30, 2011 and December 31, 2010, the Company held an ownership interest of approximately 22 percent and 30 percent, respectively, in the combined preferred and common equity of CareCentrix Holdings Inc. During the second quarter of 2011, the Company exchanged 135,870 shares of class A preferred stock of CareCentrix Holdings Inc. for shares of class A common stock of CareCentrix Holdings Inc. The Company then sold such shares of class A common stock to a new investor in CareCentrix. The Company received $18.2 million of which $4.6 million represented accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company’s consolidated statements of income.

The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties. The Company accounts for its investment in this unconsolidated affiliate using the equity method of accounting, since the Company has the ability to exercise significant influence, but not control, over the affiliate. Significant influence is deemed to exist through the Company’s representation on the CareCentrix’s Board of Directors and as a result of the $25 million subordinated promissory note from CareCentrix Holdings (see Note 7). The Company’s equity ownership interest in CareCentrix Holdings Inc. is recorded in investment in CareCentrix in the accompanying consolidated balance sheets.

At June 30, 2011 and December 31, 2010, the Company had assets of $28.8 million and $26.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its senior secured credit agreement utilizing an effective interest rate methodology. The Company had unamortized debt issuance costs of $58.1 million at June 30, 2011 and $54.3 million at December 31 2010, recorded in other assets in the Company’s consolidated balance sheets. During the first quarter of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred.

As of June 30, 2011 and December 31, 2010, fixed assets, net were $85.8 million and $85.7 million, respectively, and included deferred software development costs of $40.6 million and $37.2 million, respectively, primarily related to the Company’s LifeSmart clinical management system and replacement of the Company’s financial, payroll and human resources systems in 2011. The Company depreciates its clinical management software on a straight-line basis utilizing a seven year useful life, at the time that the technology becomes available for its intended use within a specific branch. Depreciation expense, relating to LifeSmart, approximated $0.3 million and $0.6 million for the second quarter and first six months of 2011, respectively. Depreciation expense, relating to LifeSmart, approximated $0.2 million and $0.4 million for the second quarter and first six months of fiscal 2010, respectively. In connection with the Odyssey acquisition, the Company is conducting a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments.

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

The annual impairment test of goodwill and other indefinite-lived intangible assets for the Company’s operating units was performed and the results indicated that there was no impairment for the year ended December 31, 2010. During the second quarter and first six months of 2011, no events or circumstances required an interim impairment assessment.

Home Medical Equipment

As of both June 30, 2011 and December 31, 2010, the net book value of home medical equipment was approximately $1.8 million, representing monitoring and other devices used primarily in the Company’s home health business, which are included in fixed assets, net in the Company’s consolidated balance sheets.

Obligations Under Self Insurance Programs

As of June 30, 2011 and December 31, 2010, the Company’s obligations under insurance programs were $54.1 million and $61.9 million, respectively. The decrease is primarily attributable to the settlement of certain outstanding insurance obligations for less than recorded reserves and timing of payments.

Workers’ compensation and professional and general liability expenses were $2.1 million and $6.3 million for the second quarter and first six months of 2011, respectively, as compared to $1.7 million and $8.9 million for the corresponding periods of 2010.

Employee health and welfare expenses were $24.4 million and $44.7 million for the second quarter and first six months of 2011, as compared to $12.9 million and $25.0 million for the corresponding periods of 2010, primarily resulting from an increased number of benefit eligible employees associated with the Odyssey acquisition.

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of income.

4.	Acquisitions and Dispositions

Acquisitions

Odyssey Healthcare of Augusta, LLC

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

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

The financial results of Odyssey are included in the Company’s consolidated financial statements from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at January 4, 2010, the beginning of the first quarter of 2010. The pro forma results presented below for the three months and six months ended July 4, 2010 combine the results of the Company for such periods and the historical results of Odyssey from January 1, 2010 through June 30, 2010 (in thousands, except per share amounts):

	For the Three Months Ended July 4, 2010	For the Six Months Ended July 4, 2010
Net revenues	$473,326	$941,953
Net income attributable to Gentiva shareholders	$18,534	$29,700
Earnings per common share:
Basic	0.62	1.00
Diluted	0.61	0.97
Weighted average shares outstanding:
Basic	29,770	29,715
Diluted	30,618	30,568

The pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.9 percent, (ii) income tax provision using an effective tax rate of 39.9 percent, (iii) amortization of incremental identifiable intangible assets and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2010 reporting period.

Other Acquisitions

Effective May 15, 2010, the Company completed its acquisition of the assets and business of United Health Care Group, Inc. with six branches throughout the state of Louisiana. Total consideration of $6.0 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company’s existing cash reserves. The acquisition significantly broadened the Company’s market position in the state of Louisiana. The purchase price was allocated to goodwill ($2.3 million), identifiable intangible assets, primarily certificates of need ($3.6 million) and other assets ($0.1 million).

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company’s existing cash reserves. The acquisition expanded the Company’s coverage area to 44 counties in north, central and southern Mississippi. The purchase price was allocated to goodwill ($2.2 million), identifiable intangible assets ($0.2 million) and other assets ($0.1 million).

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

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first six months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statement of income. Transaction costs of $0.7 million consisted primarily of professional fees and expenses. During the fourth quarter of 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. During the first six months of 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million, in selling, general and administrative expenses in the Company’s consolidated statements of income.

HME and IV net revenues and operating results for the periods presented were as follows (in thousands):

	Second Quarter 2010	First Six Months 2010
Net revenues	$—	$3,956

Loss before income taxes	$(2,171)	$(5,498)
Gain on sale of business	—	66
Income tax benefit	867	3,147

Discontinued operations, net of tax	$(1,304)	$(2,285)

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

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for the note receivable from CareCentrix and long-term debt. The fair values for the note receivable from CareCentrix, long-term debt and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,986	$—	$—	$36,986	$49,478	$—	$—	$49,478
Rabbi Trust:
Mutual funds	22,855	—	—	22,855	25,422	—	—	25,422
Money market funds	5,990	—	—	5,990	610	—	—	610

Total assets	$65,831	$—	$—	$65,831	$75,510	$—	$—	$75,510

Liabilities:
Payables to plan participants	$28,845	$—	$—	$28,845	$26,032	$—	$—	$26,032

Assets held in the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,300	$25,000	$27,300
Liabilities:
Long-term debt, including current portion	$1,028,125	$1,039,943	$1,051,563	$1,093,588

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

Cash Flow Hedge

The Company utilizes derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consist of (i) a one year interest cap with a notional value of $220.0 million and, until March 9, 2011, (ii) two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of income for the six months ended June 30, 2011 (see Note 11).

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

In accordance with applicable guidance, the derivative instruments are recorded at fair value on the Company’s consolidated balance sheet. Changes in the fair value of the derivatives are reported in Gentiva shareholders’ equity in accumulated other comprehensive income until earnings are affected by the hedged item. The effectiveness of the Company’s derivatives was assessed at inception and is assessed on an ongoing basis, with any ineffective portion of the designated hedge reported currently in earnings. As of December 31, 2010, the Company had unrealized gains on the derivatives of $0.5 million recorded in accumulated other comprehensive income.

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in millions):

	Second Quarter			First Six Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Medicare:
Home Health	$199.7	$207.4	(3.7%)	$401.4	$415.0	(3.3%)
Hospice	180.0	19.4	828.0%	361.0	37.6	860.3%

Total Medicare	379.7	226.8	67.5%	762.4	452.6	68.4%
Medicaid and Local Government	23.8	18.6	27.5%	47.4	38.0	24.9%
Commercial Insurance and Other:
Paid at episodic rates	20.0	21.3	(6.1%)	38.7	42.2	(8.2%)
Other	33.4	30.4	10.0%	67.3	61.4	9.4%

Total Commercial Insurance and Other	53.4	51.7	3.4%	106.0	103.6	2.3%

Total net revenues	$456.9	$297.1	53.8%	$915.8	$594.2	54.1%

For the second quarter and first six months of 2011, the Company recorded hospice Medicare cap expense of $1.1 million and $1.7 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of income. For the second quarter and first six months of 2010, the Company determined that none of its hospice providers exceeded the Medicare payment cap. As of June 30, 2011 and December 31, 2010, the Company had Medicare cap liabilities of $14.2 million and $15.4 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 30, 2011	December 31, 2010
Medicare	$184,407	$186,621
Medicaid and Local Government	37,288	36,096
Commercial Insurance and Other	43,704	44,525

Gross Accounts Receivable	265,399	267,242
Less: Allowance for doubtful accounts	(9,840)	(7,654)

Net Accounts Receivable	$255,559	$259,588

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.7 million and $2.6 million as of June 30, 2011 and December 31, 2010, respectively.

7.	Note Receivable from and Investment in CareCentrix

At June 30, 2011 and December 31, 2010, the Company held an approximate 22 percent and 30 percent ownership interest, respectively, in the combined preferred and common equity of CareCentrix Holdings Inc. The Company’s ongoing ownership interest is subject to dilution following any equity issuances to employees of CareCentrix Holdings Inc. and any other parties.

The Company holds a $25 million subordinated promissory note from CareCentrix Holdings. The note is due on the earliest of March 25, 2014, a public offering by CareCentrix Holdings, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix note, which is included in interest income in the Company’s consolidated statements of income, amounted to $0.6 million for both the second quarter of 2011 and 2010 and $1.3 million for both the first six months of 2011 and 2010. The Company’s only financing receivable is the note receivable from CareCentrix Holdings. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix Holdings’ financial position and receipt of interest payments when due. Based on the Company’s analysis, as of June 30, 2011 and December 31, 2010, the Company has no allowances for credit losses.

The Company recognized approximately $0.3 million and $0.9 million of equity in the net earnings of CareCentrix for the second quarter and first six months of 2011, respectively, and $0.4 million and $0.7 million for the corresponding periods of 2010.

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

8.	Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

During the second quarter and first six months of 2011, the Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $21.2 million and $25.0 million, respectively, and $2.5 million and $18.0 million for the corresponding periods in 2010, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of income.

Restructuring Costs

During the second quarter and first six months of 2011, the Company recorded charges of $0.5 million and $1.8 million, respectively, as compared to $1.9 million and $2.3 million for the second quarter and first six months of 2010, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility lease and other costs. These charges included non-cash charges of approximately $0.4 million and $0.6 million, recorded in the second quarter of 2011 and 2010, respectively, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers. Additional restructuring costs to be incurred during 2011, primarily related to back office integration, are expected to approximate $0.5 million for the remainder of 2011.

Acquisition and Integration Activities

During the second quarter and first six months of 2011, the Company recorded charges of $2.2 million and $4.7 million, respectively, compared to $2.0 million during the second quarter and first six months of 2010, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, severance costs and facility lease costs. Additional acquisition and integration costs to be incurred during 2011 primarily relate to the Odyssey acquisition and are expected to range between $1.0 million and $2.0 million for the remainder of 2011.

Legal Settlements

During the second quarter and first six months of 2011, the Company recorded charges of $18.5 million related to discussion of potential legal settlements associated with certain of the investigations assumed in connection with the Odyssey transaction. (See Note 14).

During the second quarter of 2010, the Company recorded a net reduction in charges related to legal settlements of $1.4 million which included (i) a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010 and (ii) incremental legal fees of approximately $0.4 million, both relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix.

For the first six months of 2010, the Company recorded legal settlements of $13.7 million consisting of (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 period. See Note 14 for further information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Restructuring	Acquisition & Integration	Legal Settlements	Total
Ending balance at January 3, 2010	$646	$—	$3,000	$3,646
Charge in first quarter 2010	357	—	15,134	15,491
Cash expenditures	(396)	—	(751)	(1,147)

Ending balance at April 4, 2010	607	—	17,383	17,990
Charge in second quarter 2010	1,882	2,034	(1,440)	2,476
Cash expenditures	(316)	(471)	(5,222)	(6,009)
Non-cash expenditures	(577)	—	1,800	1,223

Ending balance at July 4, 2010	$1,596	$1,563	$12,521	$15,680

Ending balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377
Charge in first quarter 2011	1,259	2,506	—	3,765
Cash expenditures	(1,490)	(2,346)	—	(3,836)

Ending balance at March 31, 2011	2,662	4,144	12,500	19,306
Charge in second quarter 2011	504	2,242	18,500	21,246
Cash expenditures	(788)	(2,198)	(12,500)	(15,486)
Non-cash expenditures	(407)	—	—	(407)

Ending balance at June 30, 2011	$1,971	$4,188	$18,500	$24,659

The balance of unpaid charges relating to restructuring, acquisition and integration activities and legal settlements approximated $24.7 million at June 30, 2011, which were included in other accrued expenses in the Company’s consolidated balance sheets. The balance of unpaid charges relating to restructuring and acquisition and integration activities approximated $6.9 million at December 31, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at December 31, 2010 which was paid in the second quarter of 2011 (see Note 14).

9.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,280)	(5,919)	(7,199)	(1,253)	(2,671)	(3,924)

Net covenants not to compete	193	9,756	9,949	220	13,004	13,224
Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(12,898)	(253)	(13,151)	(11,456)	(208)	(11,664)

Net customer relationships	14,298	657	14,955	15,740	702	16,442
Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(9,636)	(1,505)	(11,141)	(8,702)	(663)	(9,365)

Net tradenames	8,579	15,225	23,804	9,513	16,067	25,580

Subtotal	23,070	25,638	48,708	25,473	29,773	55,246
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite

Total identifiable intangible assets	$243,355	$124,164	$367,519	$245,758	$128,299	$374,057

The Company recorded amortization expense of approximately $3.3 million and $6.5 million for the second quarter and first six months of 2011, respectively, and $1.3 million and $2.5 million for the corresponding periods of 2010. The estimated amortization expense for the remainder of 2011 is $6.5 million and for each of the next five succeeding years approximates $11.5 million for 2012, $7.8 million for 2013, $5.9 million for 2014, $5.7 million for 2015, and $3.4 million for 2016.

The gross carrying amount of goodwill as of December 31, 2010 and June 30, 2011 and activity during the first six months of 2011 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill acquired during 2011	—	—	—

Balance at June 30, 2011	$264,679	$820,387	$1,085,066

10.	Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	July 4, 2010	June 30, 2011	July 4, 2010
Income from continuing operations attributable to Gentiva shareholders	$5,189	$20,223	$18,641	$30,529

Basic weighted average common shares outstanding	30,293	29,770	30,210	29,715
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	553	848	599	853

Diluted weighted average common shares outstanding	30,846	30,618	30,809	30,568

Income from continuing operations attributable to Gentiva shareholders:
Basic earnings per common share	$0.17	$0.68	$0.62	$1.03
Diluted earnings per common share	$0.17	$0.66	$0.61	$1.00

For both the second quarter and first six months of 2011, approximately 1.1 million stock options were excluded from the computations of diluted earnings per share as compared to approximately 2.3 million and 2.9 million for the second quarter and first six months of 2010, respectively, as their inclusion would be anti-dilutive for the periods presented.

11.	Long-Term Debt

Credit Arrangements

The Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”).

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”), which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s variable rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A and revolving credit borrowings as reflected in the table below.

	Previous Applicable Rate		Amended Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility	Eurodollar Rate Term A Facility	Base Rate Term A Facility
≥ 3.0:1	5.00%	4.00%	3.25%	2.25%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%	3.00%	2.00%
< 2.0:1	4.00%	3.00%	2.75%	1.75%

In addition, the Amendment provided for a reduction in the Company’s minimum consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratios of 2.75 to 1.00 through December 31, 2012 and 3.00 to 1.00, thereafter.

In connection with the refinancing, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$163,437	$180,000
Term Loan B, maturing August 17, 2016	539,688	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	1,028,125	1,051,563
Less: current portion of long-term debt	(20,938)	(25,000)

Total long-term debt	$1,007,187	$1,026,563

As of June 30, 2011, the aggregate principal payments of long-term debt are $6.9 million in 2011, $33.4 million in 2012 and $38.8 million in each of the years 2013 and 2014, $107.5 million in 2015 and $802.7 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.8 percent per annum at June 30, 2011 and 8.2 percent per annum at December 31, 2010.

Outstanding letters of credit were $41.8 million at June 30, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

Credit Agreement

The Credit Agreement provides senior secured financing consisting of term loan facilities and a revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. During the six months ended June 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the first quarter of 2012, at which time a principal payment of $0.9 million is required and $6.3 million per quarter, thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. Advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015.

Gentiva may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company is subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

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

Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility
≥ 3.0:1	3.25%	2.25%
≥ 2.0:1 and < 3.0:1	3.00%	2.00%
< 2.0:1	2.75%	1.75%

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

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the table below and a minimum interest coverage ratio of 2.25 to 1.00 and also contains certain customary affirmative covenants and events of default.

The maximum consolidated leverage ratio is as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	≤4.75:1
October 1, 2011 to September 30, 2012	≤4.50:1
October 1, 2012 to September 30, 2013	≤3.75:1
Thereafter	≤3.00:1

As of June 30, 2011, the Company’s consolidated leverage ratio was 3.93x and the Company’s interest coverage ratio was 2.86x.

The Company’s Credit Agreement, in effect prior to the adoption of the Amendment, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the six months ended June 30, 2011. As of June 30, 2011, the Company was in compliance with all covenants in the Credit Agreement.

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

Other

The Company has equipment capitalized under capital lease obligations. At June 30, 2011 and December 31, 2010, long-term capital lease obligations were $0.1 million and $0.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.2 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Equity

Changes in equity for the six months ended June 30, 2011 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232
Comprehensive income:
Net income	—	—	—	18,641	—	—	318	18,959
Unrealized loss on interest rate swap	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290

Total comprehensive income	—	—	—	18,641	(478)	—	318	18,481
Income tax benefits associated with the exercise of non-qualified stock options	—	—	259	—	—	—	—	259
Equity-based compensation expense	—	11	4,361	—	—	—	—	4,372
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	420,593	31	6,204	—	—	—	—	6,235
Purchase of non-controlling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(478)	(478)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)

Balance at June 30, 2011	31,219,684	$3,122	$382,578	$291,035	$—	$(12,878)	$2,530	$666,387

Comprehensive income amounted to $5.3 million and $18.5 million for the second quarter and first six months of 2011, respectively, and $18.9 million and $28.2 million for the second quarter and first six months of fiscal 2010, respectively. During the second quarter of 2011, the Company purchased the noncontrolling interest in one of the Company’s hospice programs for $0.3 million.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the six months ended June 30, 2011, the Company did not repurchase shares of its outstanding common stock. As of June 30, 2011, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $10.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase.

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

On May 12, 2011, the shareholders of the Company authorized an additional 2,100,000 shares of the Company’s common stock for issuance under the 2004 Plan.

For the second quarter and first six months of 2011, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.3 million and $4.0 million, respectively, as compared to $1.6 million and $3.2 million for the corresponding periods of fiscal 2010, which were reflected as selling, general and administrative expense in the consolidated statements of income. During the second quarter of 2011, the Company recorded non-cash compensation expense of approximately $0.4 million associated with modifications of stock options for a former executive. During the second quarter of fiscal 2010, the Company recorded non-cash compensation expense of approximately $0.6 million associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers, which is reflected as selling, general and administrative expense in the consolidated statements of income and is categorized as restructuring costs. See Note 8.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first six months of 2011 and fiscal 2010, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Six Months Ended
	June 30, 2011	July 4, 2010
Weighted average fair value of options granted	$11.30	$10.82
Risk-free interest rate	2.15%	2.66%
Expected volatility	44%	43%
Contractual life	7 years	7 years
Expected life	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

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

A summary of Gentiva stock option activity as of June 30, 2011 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	2,981,354	$19.94
Granted	185,100	26.60
Exercised	(202,384)	18.25
Cancelled	(56,832)	19.21

Balance as of June 30, 2011	2,907,238	$20.50	4.9	$7,307,130

Exercisable options	2,012,488	$18.39	4.3	$7,046,548

The total intrinsic value of options exercised during the six months ended June 30, 2011 and July 4, 2010 was $1.9 million and $3.8 million, respectively. As of June 30, 2011, the Company had $3.4 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options that vested during the first six months of 2011 was $4.3 million.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance share units result in the issuance of common stock at the end of the three-year performance period and may range between zero and 150 percent of the performance share units granted at target in 2010 and between zero and 200 percent of the performance share units granted at target in 2011, based on the achievement of defined thresholds of the performance criteria. A summary of Gentiva performance share unit activity as of June 30, 2011 is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price
Balance as of December 31, 2010	36,200	$25.61
Granted	98,600	26.60
Exercised	—	—
Earned	5,884	25.61
Cancelled	(2,500)	25.61

Balance as of June 30, 2011	138,184	$26.31

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of June 30, 2011, the Company had $2.5 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

A summary of Gentiva restricted stock activity as of June 30, 2011 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2010	281,350	$24.92
Granted	114,500	26.61
Exercised	—	—
Cancelled	(3,300)	26.07

Balance as of June 30, 2011	392,550	$25.40	$8,176,817

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of June 30, 2011, the aggregate intrinsic value of the restricted stock awards was $8.2 million and the Company had $7.6 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 3.5 years.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. During the first six months of 2011, the Company granted 16,262 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date weighted-average fair value of $25.40 per share unit. As of June 30, 2011, 124,346 share units were outstanding under the Plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first six months of 2011, the Company issued 97,318 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

14.	Legal Matters

Litigation

In addition to the matters referenced in this Note 14, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business, financial condition, results of operations, liquidity or capital resources of the Company.

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

Given the preliminary stage of the Rindfleisch and Wilkie lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these lawsuits at this time. The Company intends to defend itself vigorously in these lawsuits.

On July 29, 2010, a collective action complaint entitled Nelson Alleman, on behalf of himself and others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Northern District of Georgia, Gainesville Division, against the Company in which a former employee, employed as a certified respiratory therapist, alleged overtime wage violations under the FLSA. The plaintiff sought collective action certification of similar employees, attorneys’ fees, back wages and damages going back three years under the FLSA. The parties have settled this lawsuit and, on May 3, 2011, the court dismissed the matter with prejudice.

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On September 28, 2010, plaintiff in the Hemminger action filed a motion for consolidation in the District Court, seeking to consolidate the Hemminger action with the Pompano Beach action. On October 8, 2010, the District Court granted plaintiff’s motion to consolidate and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding (“MOU”) with plaintiffs Pompano Beach Police & Firefighters’ Retirement System, Eric Hemminger and John O. Hansen reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees to be made by plaintiffs, which application shall not exceed $675,000. The settlement remains subject to notice to the putative class and court approval.

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. On January 21, 2011, the Minneapolis Police Relief Association (the “MPRA”) moved to intervene as a named plaintiff in the action and further requested that, to the extent its motion was granted, the Court appoint it lead plaintiff. On February 7, 2011, the defendants filed a limited objection to the motion to intervene and, on February 17, 2011, the MPRA responded. On July 19, 2011, the Court granted the MPRA’s motion to intervene as a named plaintiff, but denied, without prejudice, its request to be appointed lead plaintiff. On July 25, 2011, plaintiff Endress filed a motion seeking to withdraw as plaintiff, and the MPRA renewed its motion seeking to be appointed lead plaintiff. The defendants have not yet responded to the complaint, and given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this action at this time. The defendants intend to defend themselves vigorously in this action.

On January 4, 2011, a shareholder derivative complaint, captioned Jacobs v. Malone et al., Civil Action No 11-CV-1102-9, was filed in Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. Specifically, the complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. The defendants have not yet responded to the complaint. On March 21, 2011, the action was stayed by stipulation among the parties pending a final decision on any motion to dismiss in the above-mentioned Endress action. Given the preliminary stage of the Jacobs action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this action at this time. The defendants intend to defend themselves vigorously in this action.

Indemnifications

Healthfield

Upon the closing of the acquisition of The Healthfield Group, Inc. (“Healthfield”) on February 28, 2006, an escrow fund was created to cover potential claims by the Company after the closing. Covered claims, which are also subject to the Company’s contractual indemnification rights, include, for example, claims relating to legal proceedings existing as of the closing date, taxes for the pre-closing periods and medical malpractice and workers’ compensation claims relating to any act or event occurring on or before the closing date. The escrow fund initially consisted of 1,893,656 shares of Gentiva’s common stock valued at $30 million and $5 million in cash. The first $5 million of any disbursements consist of shares of Gentiva’s common stock; the next $5 million of any disbursements consist of cash; and any additional disbursements consist of shares of Gentiva’s common stock. The escrow fund has been subject to releases of shares of Gentiva’s common stock and cash in the escrow fund to certain principal stockholders of Healthfield, less the amount of claims the Company makes against the escrow fund. During the second quarter of 2011, the Company received 14,334 shares representing a fair value of approximately $0.4 million. The Company has received disbursements from the escrow fund from inception through May 27, 2011, when the final distribution from the escrow fund was made, totaling 152,974 shares of common stock representing fair value of approximately $3.1 million. The Company has recorded the shares received as treasury stock in the Company’s consolidated balance sheets.

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

Senate Finance Committee Request

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from the Company regarding its Medicare utilization rates for therapy visits. The letter was sent to all publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between the Centers for Medicare & Medicaid Services home health policies and the utilization rates of some health agencies. The Company has responded to this request as well as to supplemental requests for information. The Company is unable to assess the probable outcome or potential liability, if any, arising from this matter on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company agreed to pay the government $12.5 million, of which $9.5 million was recorded as a charge in the first nine months of 2010 with the remaining $3 million covered by a previously-recorded reserve. On May 24, 2011, a final settlement agreement in accordance with the earlier agreement in principle was entered into between the government and the Company resolving this matter and the Company paid the $12.5 million during the quarter ended June 30, 2011.

On July 13, 2010, the SEC informed the Company that the SEC had commenced an investigation relating to the Company’s participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, the Company received a subpoena from the SEC requesting certain documents in connection with its investigation. Similar to the Senate Finance Committee request, the SEC subpoena, among other things, focused on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents sent to the Senate Finance Committee. The Company is in the process of responding to the SEC’s request. The Company is unable to assess the probable outcome or potential liability, if any, arising from this matter on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Investigations Involving Odyssey

On February 14, 2008, Odyssey received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying Odyssey that the Texas Attorney General was conducting an investigation concerning Medicaid hospice services provided by Odyssey, including its practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by its programs in the State of Texas. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated or any actions that the Texas Attorney General may take.

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.

On January 5, 2009, Odyssey received a letter from the Georgia State Health Care Fraud Control Unit notifying Odyssey that the Georgia State Health Care Fraud Unit was conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. Odyssey is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated or any actions that the Georgia State Health Care Fraud Control Unit may take.

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, Odyssey received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. Odyssey is cooperating with the OIG and has completed its subpoena production for the two aforementioned subpoenas. On June 24, 2011, Odyssey received a third subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period and is in the process of complying with this subpoena. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated or any actions that the OIG may take.

On February 23, 2010, Odyssey received a subpoena from the OIG requesting various documents and certain patient records of one of Odyssey’s hospice programs relating to services performed from January 1, 2006 through December 31, 2009. Odyssey is cooperating with the OIG and has completed its subpoena production. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated or any actions that the OIG may take.

During the quarter ended June 30, 2011 and in connection with the above investigations involving Odyssey, the Company has recorded a reserve of $18.5 million for its litigation exposure that is probable and estimable. Except for this specific reserve, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made at this time. Based on the limited information that Odyssey has at this time regarding the investigations, the Company is unable to predict the additional impact, if any, that the investigations may have on Odyssey’s and the Company’s business, financial condition, results of operations, liquidity or capital resources.

15.	Income Taxes

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. The Company recorded an income tax provision of $2.9 million for the second quarter of 2011 and $11.3 million for the six months ended June 30, 2011. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.4 percent for the first six months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.6 percent), offset by other items (approximately 1.2 percent).

The Company recorded a federal and state income tax provision of $15.4 million for the second quarter of fiscal 2010 and $21.8 million for the first six months of 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.2 percent for the first six months of 2010 is primarily due to state taxes (approximately 4.9 percent), an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.1 percent) and other items (approximately 0.2 percent).

The Company continues to participate in the IRS’ Compliance Assurance Program (“CAP”) which began with the 2010 tax year. As a result of the Company’s participation in CAP, management anticipates closing the 2010 and 2011 federal tax years by the end of 2011 and 2012, respectively. The Company remains under examination for income and non-income tax filings in various state and local jurisdictions from 2006 through current filings.

16.	Business Segment Information

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment.

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

Segment net revenues by major payer source were as follows (in millions):

	Second Quarter
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$199.7	$180.0	$379.7	$207.4	$19.4	$226.8
Medicaid and Local Government	16.2	7.6	23.8	17.8	0.8	18.6
Commercial Insurance and Other:
Paid at episodic rates	20.0	—	20.0	21.3	—	21.3
Other	26.6	6.8	33.4	29.7	0.7	30.4

Total net revenues	$262.5	$194.4	$456.9	$276.2	$20.9	$297.1

	First Six Months
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$401.4	$361.0	$762.4	$415.0	$37.6	$452.6
Medicaid and Local Government	32.0	15.4	47.4	36.4	1.6	38.0
Commercial Insurance and Other:
Paid at episodic rates	38.7	—	38.7	42.2	—	42.2
Other	54.2	13.1	67.3	60.1	1.3	61.4

Total net revenues	$526.3	$389.5	$915.8	$553.7	$40.5	$594.2

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended June 30, 2011
Net revenue	$262,574		$194,369		$456,943

Operating contribution	$36,047		$36,687		$72,734

Corporate expenses					(41,200	)(1)
Depreciation and amortization					(7,506)
Dividend income					4,613	(2)
Interest expense and other, net of interest income					(20,786)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$7,855

For the three months ended July 4, 2010
Net revenue	$276,231		$20,868		$297,099

Operating contribution	$60,924		$4,084	(1)	$65,008

Corporate expenses					(24,264	)(1)
Depreciation and amortization					(4,429)
Interest expense and other, net of interest income					(1,116)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$35,199

For the six months ended June 30, 2011
Net revenue	$526,319		$389,439		$915,758

Operating contribution	$78,869	(1)	$72,824	(1)	$151,693

Corporate expenses					(64,184	)(1)
Depreciation and amortization					(15,120)
Dividend income					4,613	(2)
Interest expense and other, net of interest income					(47,669	)(3)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$29,333

Segment assets	$655,657		$1,052,487		$1,708,144

Corporate assets					382,449

Total assets					$2,090,593

For the six months ended July 4, 2010
Net revenue	$553,704		$40,526		$594,230

Operating contribution	$105,616	(1)	$7,622	(1)	$113,238

Corporate expenses					(50,811	)(1)
Depreciation and amortization					(8,807)
Gain on sale of assets, net					103
Interest expense and other, net of interest income					(2,200)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$51,523

Segment assets	$669,013		$54,690		$723,703

Corporate assets					375,028

Total assets					$1,098,731

(1)	For the second quarter and first six months of 2011, the Company recorded charges relating to legal settlements, restructuring and acquisition and integration costs of $21.2 million and $25.0 million, respectively. Of these amounts, $18.5 million related to legal settlements associated with the Odyssey acquisition.

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

The charges were reflected as follows for segment reporting purposes (dollars in millions):

	Second Quarter		Six Months
	2011	2010	2011	2010
Home Health	$—	$—	$0.3	$9.5
Hospice	—	0.1	0.7	0.1
Corporate expenses	21.2	2.4	24.0	8.4

Total	$21.2	$2.5	$25.0	$18.0

(2)	For the second quarter and first six months of 2011, the Company recognized dividend income of $4.6 million as a result of the sale of a portion of the Company’s combined common and preferred ownership of CareCentrix.

(3)	For the first six months of 2011, interest expense and other, net included charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11.

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

The following condensed consolidating financial statements include the balance sheets as of June 30, 2011 and December 31, 2010, statements of income for the three months and six months ended June 30, 2011 and July 4, 2010 and statements of cash flows for the six months ended June 30, 2011 and July 4, 2010 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet

June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$57,720	$—	$40,429	$—	$98,149
Receivables, net	—	249,938	24,157	(18,536)	255,559
Deferred tax assets	—	27,010	2,106	—	29,116
Prepaid expenses and other current assets	—	35,317	9,913	(2,992)	42,238

Total current assets	57,720	312,265	76,605	(21,528)	425,062
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	12,944	—	—	12,944
Fixed assets, net	—	85,524	318	—	85,842
Intangible assets, net	—	367,419	100	—	367,519
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,634,262	30,379	—	(1,664,641)	—
Other assets	—	89,145	15	—	89,160

Total assets	$1,691,982	$2,001,678	$83,102	$(1,686,169)	$2,090,593

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,938	$—	$—	$—	$20,938
Accounts payable	—	29,071	903	(18,536)	11,438
Other current liabilities	—	196,533	49,260	(2,992)	242,801

Total current liabilities	20,938	225,604	50,163	(21,528)	275,177
Long-term debt	1,007,187	—	—	—	1,007,187
Deferred tax liabilities, net	—	111,791	—	—	111,791
Other liabilities	—	30,021	30	—	30,051
Total Gentiva shareholders’ equity	663,857	1,634,262	30,379	(1,664,641)	663,857
Noncontrolling interests	—	—	2,530	—	2,530

Total equity	663,857	1,634,262	32,909	(1,664,641)	666,387

Total liabilities and equity	$1,691,982	$2,001,678	$83,102	$(1,686,169)	$2,090,593

Condensed Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,816	$—	$40,936	$—	$104,752
Receivables, net	—	253,874	20,018	(14,304)	259,588
Deferred tax assets	—	26,323	1,832	—	28,155
Prepaid expenses and other current assets	—	47,536	5,784	(4,410)	48,910

Total current assets	63,816	327,733	68,570	(18,714)	441,405
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,635	—	—	25,635
Fixed assets, net	—	85,446	261	—	85,707
Intangible assets, net	—	373,957	100	—	374,057
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,623,321	28,082	—	(1,651,403)	—
Other assets	26,032	57,212	14	—	83,258

Total assets	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	29,814	52	(14,304)	15,562
Other current liabilities	—	236,309	44,180	(4,410)	276,079

Total current liabilities	25,000	266,123	44,232	(18,714)	316,641
Long-term debt	1,026,563	—	—	—	1,026,563
Deferred tax liabilities, net	—	111,199	—	—	111,199
Other liabilities	26,032	1,424	37	—	27,493
Total Gentiva shareholders’ equity	635,574	1,623,321	28,082	(1,651,403)	635,574
Noncontrolling interests	—	—	2,658	—	2,658

Total equity	635,574	1,623,321	30,740	(1,651,403)	638,232

Total liabilities and equity	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$446,010	$13,624	$(2,691)	$456,943
Cost of services sold	—	237,169	4,388	(2,691)	238,866

Gross profit	—	208,841	9,236	—	218,077
Selling, general and administrative expenses	—	(190,037)	(4,012)	—	(194,049)
Dividend income	—	4,613	—	—	4,613
Interest (expense) and other, net	(20,799)	—	13	—	(20,786)
Equity in earnings of subsidiaries	18,001	3,435	—	(21,436)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	(2,798)	26,852	5,237	(21,436)	7,855
Income tax benefit (expense)	7,987	(9,187)	(1,651)	—	(2,851)
Equity in net earnings of CareCentrix	—	336	—	—	336

Income from continuing operations	5,189	18,001	3,586	(21,436)	5,340
Noncontrolling interests	—	—	(151)	—	(151)

Net income attributable to Gentiva shareholders	$5,189	$18,001	$3,435	$(21,436)	$5,189

Condensed Consolidating Statement of Income

For the Three Months Ended July 4, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$292,336	$7,838	$(3,075)	$297,099
Cost of services sold	—	135,143	3,181	(3,075)	135,249

Gross profit	—	157,193	4,657	—	161,850
Selling, general and administrative expenses	—	(124,487)	(1,048)	—	(125,535)
Dividend income	—	—	—	—	—
Interest (expense) and other, net	(1,139)	—	23	—	(1,116)
Equity in earnings of subsidiaries	19,604	2,327	—	(21,931)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	18,465	35,033	3,632	(21,931)	35,199
Income tax benefit (expense)	454	(14,564)	(1,305)	—	(15,415)
Equity in net earnings of CareCentrix	—	439	—	—	439

Income from continuing operations	18,919	20,908	2,327	(21,931)	20,223
Discontinued operations, net of tax	—	(1,304)	—	—	(1,304)

Net income	$18,919	$19,604	$2,327	$(21,931)	$18,919

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$894,479	$26,981	$(5,702)	$915,758
Cost of services sold	—	469,010	10,803	(5,702)	474,111

Gross profit	—	425,469	16,178	—	441,647
Selling, general and administrative expenses	—	(361,699)	(7,559)	—	(369,258)
Dividend income	—	4,613	—	—	4,613
Interest (expense) and other, net	(47,699)	—	30	—	(47,669)
Equity in earnings of subsidiaries	48,024	5,726	—	(53,750)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	325	74,109	8,649	(53,750)	29,333
Income tax benefit (expense)	18,316	(26,975)	(2,605)	—	(11,264)
Equity in net earnings of CareCentrix	—	890	—	—	890

Income from continuing operations	18,641	48,024	6,044	(53,750)	18,959
Noncontrolling interests	—	—	(318)	—	(318)

Net income attributable to Gentiva shareholders	$18,641	$48,024	$5,726	$(53,750)	$18,641

Condensed Consolidating Statement of Income

For the Six Months Ended July 4, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$584,737	$15,581	$(6,088)	$594,230
Cost of services sold	—	269,565	12,362	(6,088)	275,839

Gross profit	—	315,172	3,219	—	318,391
Selling, general and administrative expenses	—	(262,751)	(2,020)	—	(264,771)
Gain (loss) on sale of assets, net	—	103	—	—	103
Dividend income	1,280	—	34	—	1,314
Interest (expense) and other, net	(3,514)	—	—	—	(3,514)
Equity in earnings of subsidiaries	29,587	668	—	(30,255)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	27,353	53,192	1,233	(30,255)	51,523
Income tax benefit (expense)	891	(22,083)	(565)	—	(21,757)
Equity in net earnings of CareCentrix	—	763	—	—	763

Income from continuing operations	28,244	31,872	668	(30,255)	30,529
Discontinued operations, net of tax	—	(2,285)	—	—	(2,285)

Net income	$28,244	$29,587	$668	$(30,255)	$28,244

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(15,957)	$35,192	$642	$—	$19,877

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(8,604)	(113)	—	(8,717)
Proceeds from sale of assets and businesses	13,581	—	—	—	13,581
Acquisition of businesses	—	(320)	—	—	(320)

Net cash provided by (used in) investing activities	13,581	(8,924)	(113)	—	4,544

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,235	—	—	—	6,235
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(23,438)	—	—	—	(23,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(145)	—	—	—	(145)
Other	—	623	(1,036)	—	(413)
Net payments related to intercompany financing	26,891	(26,891)	—	—	—

Net cash used in financing activities	(3,720)	(26,268)	(1,036)	—	(31,024)

Net change in cash and cash equivalents	(6,096)	—	(507)	—	(6,603)
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$57,720	$—	$40,429	$—	$98,149

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 4, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,751	$47,223	$(995)	$—	$47,979

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(5,599)	(14)	—	(5,613)
Proceeds from sale of assets and businesses	—	8,796	—	—	8,796
Acquisition of businesses	—	(8,500)	—	—	(8,500)

Net cash used in investing activities	—	(5,303)	(14)	—	(5,317)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,612	—	—	—	5,612
Windfall tax benefits associated with equity-based compensation	711	—	—	—	711
Repayment of long-term debt	(5,000)	—	—	—	(5,000)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(344)	—	—	—	(344)
Net payments related to intercompany financing	41,220	(41,920)	700	—	—

Net cash provided by (used in) financing activities	37,214	(41,920)	700	—	(4,006)

Net change in cash and cash equivalents	38,965	—	(309)	—	38,656
Cash and cash equivalents at beginning of period	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of period	$152,176	$—	$38,890	$—	$191,066

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the year ended December 31, 2010 and in various other filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other filings with the SEC.

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

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over the next seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on November 2, 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 and on July 5, 2011, announced proposed changes for calendar year 2012 as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Acquisitions

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

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

Effective May 15, 2010, the Company completed its acquisition of the assets and business of United Health Care Group, Inc., a provider of home health services in Louisiana. Total consideration of $6.0 million, excluding transaction costs and subject to post closing adjustments, was paid at the time of closing from the Company’s existing cash reserves. The acquisition expanded the Company’s home health coverage to the majority of the state of Louisiana.

Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company’s existing cash reserves. The acquisition expanded the Company’s coverage area to 44 counties in north, central and southern Mississippi.

Dispositions

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the fourth quarter of 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. During the first six months of 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million, in selling, general and administrative expenses in the Company’s consolidated statements of income.

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

The comparison of results of operations between the 2011 and 2010 fiscal years has been impacted significantly by the following items:

•	Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $173 million and $348 million for the second quarter and first six months of 2011, respectively;

•

The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $21.2 million and $25.0 million in the second quarter and first six months of 2011, respectively, and $2.5 million and $18.0 million in the second quarter and first six months of 2010, respectively;

•

The second quarter and first six months of 2011 included 91 and 181 days of activity, respectively, compared to 91 and 182 days, respectively, in the second quarter and first six months of 2010. This difference stems from the Company adopting a change to a calendar quarter reporting period in 2011 from its prior 13 week reporting periods in 2010; and

•

The Company recognized dividend income of approximately $4.6 million in the second quarter and first six months of 2011 representing a 12% cumulative preferred dividend received on the partial sale of the Company’s preferred stock investment in CareCentrix in April 2011.

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	Second Quarter			First Six Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Home Health	$262.5	$276.2	(5%)	$526.3	$553.7	(5%)
Hospice	194.4	20.9	831%	389.5	40.5	861%

Total net revenues	$456.9	$297.1	54%	$915.8	$594.2	54%

A summary of the Company’s net revenues by payer follows (in millions):

	Second Quarter
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$199.7	$180.0	$379.7	$207.4	$19.4	$226.8
Medicaid and Local Government	16.2	7.6	23.8	17.8	0.8	18.6
Commercial Insurance and Other:
Paid at episodic rates	20.0	—	20.0	21.3	—	21.3
Other	26.6	6.8	33.4	29.7	0.7	30.4

Total net revenues	$262.5	$194.4	$456.9	$276.2	$20.9	$297.1

	First Six Months
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$401.4	$361.0	$762.4	$415.0	$37.6	$452.6
Medicaid and Local Government	32.0	15.4	47.4	36.4	1.6	38.0
Commercial Insurance and Other:	—	—	—	—	—	—
Paid at episodic rates	38.7	—	38.7	42.2	—	42.2
Other	54.2	13.1	67.3	60.1	1.3	61.4

Total net revenues	$526.3	$389.5	$915.8	$553.7	$40.5	$594.2

For the second quarter of 2011 as compared to the second quarter of 2010, net revenues increased by $159.8 million, or 53.8 percent, to $456.9 million from $297.1 million. For the first six months of 2011 as compared to the first six months of 2010, net revenues increased by $321.6 million, or 54.1 percent, to $915.8 million from $594.2 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2011 net revenues were $262.5 million, down $13.7 million, or 4.9 percent, from $276.2 million in the prior year period. For the first six months of 2011, net revenues were $526.3 million, down $27.4 million, or 4.9 percent, from $553.7 million in the prior year period. The decrease is primarily attributable to the CMS reimbursement rate cut of 5.22 percent for 2011 and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.

Net revenues for the second quarter and first six months of 2011 were impacted by a net increase of approximately $0.6 million and $2.3 million, respectively, relating to businesses acquired or sold in fiscal year 2010.

The Company’s episodic revenues decreased 3.9 percent and 3.7 percent for the second quarter and first six months of 2011. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	Second Quarter			First Six Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Home Health
Medicare	$199.7	$207.4	(3.7%)	$401.4	$415.0	(3.3%)
Paid at episodic rates	20.0	21.3	(6.1%)	38.7	42.2	(8.2%)

Total	$219.7	$228.7	(3.9%)	$440.1	$457.2	(3.7%)

Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Episodes	71,600	69,800	2.6%	144,400	142,600	1.3%
Revenue per episode	$3,070	$3,280	(6.4%)	$3,050	$3,210	(5.0%)

Episode volume for the second quarter and first six months of 2011 increased 2.7 percent and 1.3 percent, respectively. Similarly, admissions increased by 2.6 percent for the second quarter, from 48,600 in the second quarter of 2010 to 49,900 in the second quarter of 2011, and by 0.6 percent for the first six months of 2011, from 100,300 for the first six months of 2010 to 100,800 in the first six months of 2011. There were approximately 1.44 episodes and 1.43 episodes, respectively, for each admission during the second quarter and first six months of 2011. There were approximately 1.43 episodes and 1.42 episodes, respectively, for each admission during the second quarter and first six months of 2010.

In the second quarter and first six months of 2011, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 84 percent as compared to 83 percent for the corresponding periods in 2010. In the second quarter of 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 53 percent as compared to 45 percent for the second quarter of 2010. In the first six months of 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 51 percent as compared to 44 percent for the first six months of 2010.

Revenues from Medicaid and Local Government payer sources were $16.2 million and $32.0 million in the second quarter and first six months of 2011, respectively, as compared to $17.8 million and $36.4 million in the second quarter and first six months of 2010, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $26.6 million in the second quarter of 2011 as compared to $29.7 million in the second quarter of 2010. For the first six months of 2011 as compared to the corresponding period of 2010, revenues from Commercial Insurance and Other payer sources were $54.2 million and $60.1 million, respectively.

Hospice

Hospice revenues are derived from all three payer groups. Second quarter and first six months of 2011 net revenues were $194.4 million and $389.5 million, respectively, as compared to $20.9 million and $40.5 million in the corresponding periods of 2010, respectively.

The increase in revenues for the 2011 periods was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions, as well as growth in the Company’s existing Hospice operations. The increase in revenues as a result of the Company’s acquisition of Odyssey and other smaller acquisitions is reflected in the following table (dollars in millions):

	Second Quarter 2011	First Six Months 2011
Medicare	$160.4	$322.3
Medicaid and Local Government	6.6	13.6
Commercial Insurance and Other	6.1	11.8

Total net revenues	$173.1	$347.7

Key Company statistics relating to Hospice were as follows:

	Second Quarter			First Six Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Average Daily Census	13,900	1,700	723.1%	13,900	1,600	757.4%
Revenue per Patient Day	$154	$136	13.2%	$155	$138	12.6%

For the second quarter of 2011, Average Daily Census (“ADC”) approximated 13,900 patients as compared to 1,700 patients for the second quarter of 2010. The average length of stay of patients at discharge was 86 days and 89 days for the second quarter and first six months of 2011, respectively, as compared to 102 days and 101 days for the second quarter and first six months of 2010, respectively.

Medicare revenues were $180.0 million and $361.0 million in the second quarter and first six months of 2011, respectively, as compared to $19.4 million and $37.6 million in the corresponding periods of 2010. Medicaid revenues were $7.6 million and $15.4 million for the second quarter and first six months of 2011, respectively, as compared to $0.8 million and $1.6 million for the corresponding periods of 2010. Commercial Insurance and Other revenues in the second quarter and first six months of 2011 were $6.8 million and $13.1 million, respectively, as compared to $0.7 million and $1.3 million in the corresponding periods of 2010.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2011	2010	Variance	2011	2010	Variance
Gross Profit:
Home Health	$132.7	$152.4	$(19.7)	$270.7	$300.0	$(29.3)
Hospice	85.4	9.5	75.9	171.0	18.4	152.6

Total	$218.1	$161.9	$56.2	$441.7	$318.4	$123.3

As a percent of revenue:
Home Health	50.5%	55.2%	(4.7%)	51.4%	54.2%	(2.8%)
Hospice	43.9%	45.6%	(1.7%)	43.9%	45.3%	(1.4%)
Total	47.7%	54.5%	(6.8%)	48.2%	53.6%	(5.4%)

Gross profit increased by $56.2 million or 34.7 percent for the second quarter of 2011 as compared to the second quarter of 2010. For the first six months of 2011, gross profit increased by $123.3 million or 38.7 percent as compared to the first six months of 2010. For the second quarter and first six months, gross profit percentage was negatively impacted by the addition of Odyssey to the Hospice segment which traditionally has lower margins than the higher margin home health segment and by the decrease in Medicare reimbursement rates.

The overall decrease in gross margin within the Home Health segment as outlined above resulted from the (i) 5.22 percent net decrease in Medicare reimbursement for 2011, partially offset by (ii) growth in the Company’s specialty programs, and (iii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues decreased, as noted in the table above, for both the second quarter and first six months of 2011 as compared to the second quarter and first six months of 2010. The decrease in gross profit percentage was primarily related to slightly higher labor costs in the markets served by Odyssey as well as the mix of patient care provided by Odyssey as compared to legacy Gentiva operations.

Gross profit was impacted by depreciation expense of $0.2 million and $0.4 million in the second quarter and first six months, respectively, in both 2011 and 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 54.6 percent or $68.5 million to $194.0 million for the quarter ended June 30, 2011, as compared to $125.5 million for the quarter ended July 4, 2010, and increased 39.5 percent or $104.5 million to $369.3 million for the six months ended June 30, 2011, as compared to $264.8 million for the six months ended July 4, 2010. If charges, as noted below, relating to legal settlements, restructuring and acquisition and integration costs of $21.2 million and $25.0 million in the second quarter and first six months of 2011 and $2.5 million and $18.0 million in the second quarter and first six months of 2010 were excluded, the increase in selling, general and administrative expenses would have been 40.4 percent or $49.7 million for the quarter ended June 30, 2011 as compared to the quarter ended July 4, 2010 and 39.5 percent and $97.4 million for the six months ended June 30, 2011 as compared to the six months ended July 4, 2010.

The increase in the second quarter of 2011, as compared to the second quarter of 2010 was primarily attributable to (i) Hospice field operating, selling and administrative costs ($42.3 million), of which $40.6 million was attributable to acquired operations, (ii) depreciation and amortization ($3.0 million), (iii) increase in provision for doubtful accounts ($1.3 million), (iv) Home Health field operating, selling and administrative costs ($5.0 million), (v) equity-based compensation expense ($0.7 million), and (vi) legal settlements ($19.9 million). These costs were partially offset by a decrease in corporate administrative expenses ($2.5 million) and restructuring charges attributable to acquired operations ($1.2 million).

The increase in the first six months of 2011 as compared to the first six months of 2010 was primarily attributable to (i) Hospice field operating, selling and administrative costs ($84.4 million), of which $81.9 million was attributable to acquired operations, (ii) depreciation and amortization ($6.3 million), (iii) increase in provision for doubtful accounts ($2.9 million), (iv) Home Health field operating, selling and administrative costs ($6.0 million), (v) equity-based compensation expense ($0.8 million), (vi) legal settlements ($4.8 million), and (vii). restructuring charges attributable to acquired operations ($2.2 million). These costs were partially offset by a decrease in corporate administrative expenses ($2.9 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $7.3 million and $14.7 million in the second quarter and first six months of 2011, respectively, as compared to $4.2 million and $8.4 million for the corresponding periods of 2010 primarily related to the acquisition of Odyssey.

Dividend Income

During the second quarter of 2011, the Company exchanged 135,870 of its shares of class A preferred stock of CareCentrix Holdings Inc. for shares of class A common stock of CareCentrix Holdings Inc. The Company then sold such shares of class A common stock to a new investor in CareCentrix. The Company received $18.2 million of which $4.6 million represented accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company’s consolidated statements of income. See Note 3.

Interest Income and Interest Expense and Other

For the second quarter and first six months of 2011, net interest expense and other was approximately $20.8 million and $47.7 million, respectively, consisting primarily of interest expense and other of $21.4 million and $49.0 million, respectively, associated with (i) borrowings under the credit facilities and Senior Notes, (ii) fees associated with outstanding letters of credit, (iii) amortization of debt issuance costs, partially offset by interest income of $0.6 million and $1.3 million earned on investments and existing cash balances and for the first six months of 2011, charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.

For the second quarter and first six months of fiscal 2010, net interest expense and other was approximately $1.1 million and $2.2 million, respectively, consisting primarily of interest expense and other of $1.8 million and $3.5 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $1.3 million, respectively, earned on investments and existing cash balances. The increase in interest expense and other between the 2011 and 2010 periods related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition.

Income from Continuing Operations before Income Taxes and Equity in Earnings of CareCentrix

Components of income from continuing operations before income taxes and equity in earnings of CareCentrix were as follows (dollars in millions):

	Second Quarter			First Six Months
	2011	2010	Variance	2011	2010	Variance
Operating contribution:
Home Health	$36.0	$60.9	$(24.9)	$78.9	$105.6	$(26.7)
Hospice	36.7	4.1	32.6	72.8	7.6	65.2

Total operating contribution	72.7	65.0	7.7	151.7	113.2	38.5

Corporate expenses	(41.2)	(24.3)	(16.9)	(64.2)	(50.8)	(13.4)
Depreciation and amortization	(7.5)	(4.4)	(3.1)	(15.1)	(8.8)	(6.3)
Gain on sale of assets	—	—	—	—	0.1	(0.1)
Dividend income	4.6	—	4.6	4.6	—	4.6
Interest expense and other, net	(20.8)	(1.1)	(19.7)	(47.7)	(2.2)	(45.5)

Income from continuing operations before income taxes and equity in earnings of CareCentrix	$7.9	$35.2	$(27.3)	$29.3	$51.5	$(22.2)
As a percent of revenue	1.7%	11.8%	(10.1%)	3.2%	8.7%	(5.5%)

Home Health operating contribution included $0.3 million for the first six months of 2011 relating to restructuring, legal settlements and acquisition and integration activities as compared to $9.5 million for the first six months of 2010.

Hospice operating contribution included no charges relating to restructuring activities for the second quarter and $0.7 million for the first six months of 2011 as compared to $0.1 million for both the second quarter and first six months of 2010.

Corporate expenses included charges relating to restructuring, legal settlements and acquisition and integration activities of $21.2 million for the second quarter of 2011 as compared to $2.4 million for the corresponding period of 2010. For the first six months of 2011 and 2010, charges related to restructuring, legal settlements and acquisition and integration activities were $25.0 million and $8.4 million, respectively.

Income Tax Expense

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. The Company recorded an income tax provision of $2.9 million for the second quarter of 2011 and $11.3 million for the six months ended June 30, 2011. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.4 percent for the first six months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.6 percent), offset by other items (approximately 1.2 percent).

The Company recorded a federal and state income tax provision of $15.4 million and $21.8 million for the first quarter and six months ended July 4, 2010, respectively. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 42.2 percent for the first six months of 2010 was primarily due to state taxes (approximately 4.9 percent), an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.1 percent) and other items (approximately 0.2 percent).

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

Net Income Attributable to Gentiva Shareholders

For the second quarter of 2011, net income attributable to Gentiva shareholders was $5.2 million, or $0.17 per diluted share, compared with net income of $18.9 million, or $0.62 per diluted share, for the corresponding period of 2010. For the first six months of 2011, net income attributable to Gentiva shareholders was $18.6 million, or $0.61 per diluted share, compared to $28.2 million or $0.92 per diluted share, for the first six months of 2010. Income from continuing operations attributable to Gentiva shareholders for the six months ended June 30, 2011 was impacted by pre-tax charges relating to restructuring, and acquisition and integration activities, and legal settlements of $25.0 million, or $0.48 per diluted share. See Note 8 to the Company’s consolidated financial statements.

Net income for the second quarter of 2010 included (A) income from continuing operations of $20.2 million, or $0.66 per diluted share, and (B) loss from discontinued operations of $1.3 million, or $0.04 per diluted share. Income from continuing operations for the second quarter was impacted by charges relating to restructuring, legal settlements and merger and acquisition activities of $2.5 million, or $0.08 per diluted share, relating to (i) a net reduction in charges related to legal settlements of $1.4 million which included a reduction of $1.8 million associated with the reclassification of the tax impact of the settlement charges recorded in the first quarter of 2010, and incremental legal fees of approximately $0.4 million, both relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) pre-tax restructuring charges of $1.9 million and (iii) pre-tax merger and acquisition costs of $2.0 million, primarily relating to the acquisition of Odyssey.

Net income for the first six months of 2010 included (A) income from continuing operations of $30.5 million, or $1.00 per diluted share, and (B) loss from discontinued operations of $2.3 million, or $0.08 per diluted share. Income from continuing operations for the first six months was impacted by charges relating to restructuring, legal settlements and merger and acquisition activities of $18.0 million, or $0.37 per diluted share, relating to (i) a net charges related to legal settlements of $13.7 million or $0.29 per diluted share relating to the settlement of the three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and charges in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods, (ii) pre-tax charges of $2.3 million, or $0.04 per diluted share for the first six months of 2010 associated with restructuring activities, and (iii) costs of $2.0 million or $0.04 per diluted share, in merger and acquisition activities relating to the Odyssey acquisition.

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

In connection with the Odyssey acquisition, the Company entered into a new credit agreement that provided for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $125.0 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 11 to the Company’s consolidated financial statements.

During the first six months of 2011, net cash provided by operating activities was $19.9 million. In addition, the Company had proceeds of $13.6 million from the partial sale of its ownership interest in CareCentrix and $6.2 million from the issuance of common stock upon exercise of stock options and from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”). During the quarter ended June 30, 2011, the Company used $13.5 million for debt issuance costs, $23.4 million for the repayment of debt and $8.7 million for capital expenditures.

Net cash provided by operating activities decreased by $28.1 million from $48.0 million for the first six months of 2010 to $19.9 million in the first six months of 2011. The decrease was primarily due to changes in current liabilities ($39.4 million), accounts receivable ($9.2 million) and other ($0.3 million), offset by net cash provided by operations prior to changes in assets and liabilities ($5.4 million) and prepaid expenses and other current assets ($15.4 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Six Months Ended
	June 30, 2011	July 4, 2010	Variance
OPERATING ACTIVITIES:
Net income	$18,959	$28,244	$(9,285)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	15,120	8,807	6,313
Amortization of debt issuance costs	9,654	614	9,040
Provision for doubtful accounts	4,525	4,903	(378)
Equity-based compensation expense	3,966	3,191	775
Windfall tax benefits associated with equity-based compensation	(194)	(711)	517
Gain on sale of assets and businesses	—	(169)	169
Equity in net earnings of CareCentrix	(890)	(763)	(127)
Deferred income tax expense (benefit)	(54)	1,542	(1,596)

Total cash provided by operations prior to changes in assets and liabilities	$51,086	$45,658	$5,428

The $5.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2011 and 2010 periods is primarily related to net income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Six Months Ended
	June 30, 2011	July 4, 2010	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(4,124)	$(3,015)	$(1,109)
Payroll and related taxes	(3,454)	1,241	(4,695)
Deferred revenue	1,099	3,790	(2,691)
Medicare liabilities	(13,606)	8,620	(22,226)
Obligations under insurance programs	(7,760)	2,401	(10,161)
Accrued nursing home costs	(3,800)	505	(4,305)
Other accrued expenses	(5,563)	(11,349)	5,786

Total changes in current liabilities	$(37,208)	$2,193	$(39,401)

The primary drivers for the $39.4 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a negative impact of $1.1 million between the 2010 and 2011 reporting periods, primarily related to timing of payments.

•

Payroll and related taxes, which had a negative impact of $4.7 million between the 2010 and 2011 reporting periods, primarily due to the acquisition of Odyssey and timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $2.7 million between the 2010 and 2011 reporting periods.

•

Medicare liabilities, which had a negative impact of $22.2 million between the 2010 and 2011 reporting periods, primarily related to the payment of $12.5 million in settlement of the 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $10.2 million between the 2010 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs in 2010.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $4.3 million between the 2010 and 2011 reporting periods, due primarily to the acquisition of Odyssey.

•

Other accrued expenses, which had a positive impact on the change in operating cash flow of $5.8 million between the 2010 and 2011 reporting periods, due primarily to timing of accrued interest payments under the Company’s credit facilities, payments under the Company incentive compensation program and payments of accrued costs associated with the Odyssey acquisition.

Working capital at June 30, 2011 was approximately $150 million, an increase of $25 million, as compared to approximately $125 million at December 31, 2010, primarily due to:

•	a $1 million increase in deferred tax assets;

•	a $7 million decrease in cash and cash equivalents;

•	a $7 million decrease in prepaid expenses and other current assets;

•	a $4 million decrease in accounts receivable; and

•

a $41 million decrease in current liabilities, consisting of decreases in Medicare liabilities ($14 million), obligations under insurance programs ($8 million), nursing home costs ($4 million), other accrued expenses ($5 million), current portion of long-term debt ($4 million), accounts payable ($4 million), payroll and related taxes ($3 million) partially offset by an increase in deferred revenue ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of June 30, 2011 and December 31, 2010 was 48 days.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 41 days at both June 30, 2011 and December 31, 2010.

Accounts receivable attributable to major payer sources of reimbursement at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$184,407	$169,454	$12,026	$2,080	$847
Medicaid and Local Government	37,288	30,930	4,655	424	1,279
Commercial Insurance and Other	40,974	31,874	6,874	1,917	309
Self - Pay	2,730	1,310	858	416	146

Gross Accounts Receivable	$265,399	$233,568	$24,413	$4,837	$2,581

	December 31, 2010
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$186,621	$168,386	$13,025	$4,504	$706
Medicaid and Local Government	36,096	27,577	6,376	842	1,301
Commercial Insurance and Other	41,913	33,949	5,404	2,409	151
Self - Pay	2,612	1,070	908	512	122

Gross Accounts Receivable	$267,242	$230,982	$25,713	$8,267	$2,280

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Second Quarter Ended
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	76%	93%	83%	75%	93%	77%
Medicaid and Local Government	6	4	5	6	4	6
Commercial Insurance and Other:
Paid at episodic rates	8	—	4	8	—	7
Other	10	3	8	11	3	10

Total net revenues	100%	100%	100%	100%	100%	100%

	Six Months Ended
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	76%	93%	83%	75%	93%	76%
Medicaid and Local Government	6	4	5	6	4	7
Commercial Insurance and Other:
Paid at episodic rates	7	—	4	8	—	7
Other	11	3	8	11	3	10

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Affordable Care Act, a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During both the second quarter and first six months of 2011, approximately 22 percent of the Company’s episodic revenue was generated in designated rural areas.

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

In July 2011, CMS announced proposed changes to Medicare home health payments for 2012 that, if finalized, would result in a net 3.6 percent decrease in the Medicare base rate to home health agencies. This is comprised of a market basket update of 1.5 percent offset by a case mix creep adjustment of 5.06 percent in 2012. Also included in the proposal were various other changes impacting home health agencies differently based on geographical location and the types of services provided.

Actual episodic rates will vary from the base episodic rates noted in the table above due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient, (ii) wage indices applicable to the geographic region where the services are performed and (iii) the impact of the rural add-on provision.

The final 2011 rule also implements two provisions of the Affordable Care Act: (i) a face-to-face encounter requirement for home health and hospice and (ii) changes in the therapy assessment schedule. As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician, or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care.

The rule also finalized hospice policy requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

The face-to-face requirements for home health and hospice providers became effective January 1, 2011. However, CMS delayed full enforcement of the requirements until April 1, 2011. In addition, in July 2011, CMS proposed comparable face-to-face encounters for people receiving Medicaid home health services.

In addition, the final rule imposed additional therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients needing 13 or more or 19 or more therapy visits, a qualified therapist must perform the therapy service required, re-assess the patient, and measure and document the effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient. The new therapy assessment requirements were effective April 1, 2011.

Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor. In July 2011, CMS released a final rule, effective October 1, 2011, that provides for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent decrease due to updated wage index data and a budget neutrality adjustment factor.

Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In May 2011, CMS announced the cap amount for the 2011 cap year of $24,528 per beneficiary, which is from November 1, 2010 through October 31, 2011.

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

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”) which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s available rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A and revolving credit borrowings as reflected in the table below.

	Previous Applicable Rate		Amended Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility	Eurodollar Rate Term A Facility	Base Rate Term A Facility
≥ 3.0:1	5.00%	4.00%	3.25%	2.25%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%	3.00%	2.00%
< 2.0:1	4.00%	3.00%	2.75%	1.75%

In addition, the Amendment provided for a reduction in the Company’s minimum consolidated interest coverage ratio to 2.25 to 1.00 from the previous ratios of 2.75 to 1.00 through December 31, 2012 and 3.00 to 1.00 thereafter.

In connection with the refinancing, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the six months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$163,437	$180,000
Term Loan B, maturing August 17, 2016	539,688	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	1,028,125	1,051,563
Less: current portion of long-term debt	(20,938)	(25,000)

Total long-term debt	$1,007,187	$1,026,563

As of June 30, 2011, the aggregate principal payments of long-term debt are $6.9 million in 2011, $33.4 million in 2012 and $38.8 million in each of the years 2013 and 2014, $107.5 million in 2015 and $802.7 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.8 percent per annum at June 30, 2011 and 8.2 percent per annum at December 31, 2010.

Outstanding letters of credit were $41.8 million at June 30, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

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

Gentiva may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company is subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

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

Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Loans
≥ 3.0:1	3.25%	2.25%
≥ 2.0:1 and < 3.0:1	3.00%	2.00%
< 2.0:1	2.75%	1.75%

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

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the table below and a minimum interest coverage ratio of 2.25 to 1.00 and also contains certain customary affirmative covenants and events of default.

The maximum consolidated leverage ratio is as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	≤4.75:1
October 1, 2011 to September 30, 2012	≤4.50:1
October 1, 2012 to September 30, 2013	≤3.75:1
Thereafter	≤3.00:1

As of June 30, 2011, the Company’s consolidated leverage ratio was 3.93x and the Company’s interest coverage ratio was 2.86x.

The Company’s Credit Agreement, in effect prior to the adoption of the March 9, 2011 Amendment, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) a two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of income for the six months ended June 30, 2011. As of June 30, 2011, the Company was in compliance with all covenants in the Credit Agreement.

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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes, during the twelve month period beginning on September 1 of the years indicated below:

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

Capital Expenditures

The Company’s capital expenditures for the six months ended June 30, 2011 were $8.7 million as compared to $5.6 million for the six months ended July 4, 2010. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $17 million for 2011. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $98.1 million as of June 30, 2011, including operating funds of approximately $5.6 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets. During the second quarter of 2011, the Company paid $12.5 million associated with the settlement of the 2003 subpoena. See Note 14.

During the six months ended June 30, 2011, the Company had no repurchases of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $10.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of June 30, 2011, the Company had outstanding borrowings of $1.028 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at June 30, 2011 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$703,125	$20,938	$77,500	$133,750	$470,937
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	429,459	70,496	136,227	127,498	95,238
Capital lease obligations	307	201	103	3	—
Operating lease obligations	131,039	46,243	59,486	22,861	2,449

Total	$1,588,930	$137,878	$273,316	$284,112	$893,624

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At June 30, 2011, the cash interest rate on the Company’s term loan borrowings approximated 6.8 percent per annum.
(2)	The table excludes $1.0 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the guidance for uncertain tax positions.

During the six months ended June 30, 2011, the Company made mandatory principal payments of $6.8 million on its Term Loan B facility, which requires payments of $3.4 million per quarter. During the six months ended June 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the first quarter of 2012, at which time a principal payment of $0.9 million is required and $6.3 million per quarter, thereafter.

The Company had total letters of credit outstanding of approximately $41.8 million at June 30, 2011 and $54.6 million at December 31, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million and $4.5 million at June 30, 2011 and December 31, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for 2011 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of June 30, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $703.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $7.0 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company agreed to pay the government $12.5 million, of which $9.5 million was recorded as a charge in the first nine months of 2010 with the remaining $3 million covered by a previously-recorded reserve. On May 24, 2011, a final settlement agreement in accordance with the earlier agreement in principle was entered into between the government and the Company resolving this matter and the Company paid the $12.5 million during the quarter ended June 30, 2011.

On July 29, 2010, a collective action complaint entitled Nelson Alleman, on behalf of himself and others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Northern District of Georgia, Gainesville Division, against the Company in which a former employee, employed as a certified respiratory therapist, alleged overtime wage violations under the FLSA. The plaintiff sought collective action certification of similar employees, attorneys’ fees, back wages and damages going back three years under the FLSA. The parties have settled this lawsuit and, on May 3, 2011, the court dismissed the matter with prejudice.

See also Note 14 to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee. (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.5	Form of 11.5% Senior Note. (5)

10.1	2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (6)+

10.2	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement.*+

10.3	Summary Sheet of Company compensation to non-employee directors, effective May 12, 2011.*+

10.4	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007.*+

10.5	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options.*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Appendix A of Company’s definitive Proxy Statement dated and filed April 4, 2011.

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 8, 2011	/s/ Tony Strange
Tony Strange
Chairman, Chief Executive Officer and President

Date: August 8, 2011	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (1)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (2)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee. (4)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.5	Form of 11.5% Senior Note. (5)

10.1	2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (6)+

10.2	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement.*+

10.3	Summary Sheet of Company compensation to non-employee directors, effective May 12, 2011.*+

10.4	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007.*+

10.5	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options.*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Appendix A of Company’s definitive Proxy Statement dated and filed April 4, 2011.

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement