Form 10-Q
period 2011-09-30
GENTIVA HEALTH SERVICES INC
filed 2011-11-09
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, as of November 3, 2011, was 30,794,262.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$196,092	$104,752
Accounts receivable, less allowance for doubtful accounts of $9,519 and $7,654 at September 30, 2011 and December 31, 2010, respectively	260,275	259,588
Deferred tax assets	31,411	28,155
Prepaid expenses and other current assets	37,436	48,910

Total current assets	525,214	441,405
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	—	25,635
Fixed assets, net	46,240	85,707
Intangible assets, net	219,156	374,057
Goodwill	641,669	1,085,066
Other assets	82,306	83,258

Total assets	$1,539,585	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,437	$25,000
Accounts payable	13,686	15,562
Payroll and related taxes	27,835	44,163
Deferred revenue	39,618	36,387
Medicare liabilities	19,510	31,236
Obligations under insurance programs	54,552	61,899
Accrued nursing home costs	21,752	24,241
Other accrued expenses	101,325	78,153

Total current liabilities	291,715	316,641
Long-term debt	994,688	1,026,563
Deferred tax liabilities, net	32,108	111,199
Other liabilities	25,766	27,493
Equity:
Gentiva shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 31,263,771 and 30,799,091 shares at September 30, 2011 and December 31, 2010, respectively	3,127	3,080
Additional paid-in capital	385,241	372,106
Accumulated other comprehensive income	—	478
Retained (deficit) earnings	(182,716)	272,394
Treasury stock, 655,802 and 641,468 shares at September 30, 2011 and December 31, 2010, respectively	(12,878)	(12,484)

Total Gentiva shareholders’ equity	192,774	635,574
Noncontrolling interests	2,534	2,658

Total equity	195,308	638,232

Total liabilities and equity	$1,539,585	$2,120,128

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 3, 2010	September 30, 2011	October 3, 2010
Net revenues	$449,748	$379,681	$1,349,569	$957,642
Cost of services sold	242,943	185,308	707,850	451,760

Gross profit	206,805	194,373	641,719	505,882
Selling, general and administrative expenses	(182,634)	(169,311)	(547,005)	(429,188)
Goodwill, intangibles and other long-lived asset impairment	(643,305)	—	(643,305)	—
Gain on sale of assets, net	—	—	—	103
Dividend income	3,977	—	8,590	—
Interest income	659	663	1,963	1,977
Interest expense and other	(21,332)	(13,443)	(70,305)	(16,957)

(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	(635,830)	12,282	(608,343)	61,817
Income tax benefit (expense)	87,538	(4,599)	77,007	(25,534)
Equity in net earnings of CareCentrix, including gain on sale	68,692	518	69,582	1,281

(Loss) income from continuing operations	(479,600)	8,201	(461,754)	37,564
Discontinued operations, net of tax	5,983	24	7,096	(1,095)

Net (loss) income	(473,617)	8,225	(454,658)	36,469
Less: Net income attributable to noncontrolling interests	(134)	(133)	(452)	(133)

Net (loss) income attributable to Gentiva shareholders	$(473,751)	$8,092	$(455,110)	$36,336

Basic earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.82)	$0.27	$(15.27)	$1.26
Discontinued operations, net of tax	0.20	—	0.23	(0.04)

Net (loss) income attributable to Gentiva shareholders	$(15.62)	$0.27	$(15.04)	$1.22

Weighted average shares outstanding	30,337	29,808	30,257	29,747

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.82)	$0.27	$(15.27)	$1.23
Discontinued operations, net of tax	0.20	—	0.23	(0.04)

Net (loss) income attributable to Gentiva shareholders	$(15.62)	$0.27	$(15.04)	$1.19

Weighted average shares outstanding	30,337	30,438	30,257	30,547

Amounts attributable to Gentiva shareholders:
(Loss) income from continuing operations	$(479,734)	$8,068	$(462,206)	$37,431
Discontinued operations, net of tax	5,983	24	7,096	(1,095)

Net (loss) income	$(473,751)	$8,092	$(455,110)	$36,336

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2011	October 3, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(454,658)	$36,469
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,534	14,774
Amortization and write-off of debt issuance costs	12,857	2,054
Provision for doubtful accounts	5,744	7,458
Equity-based compensation expense	5,863	4,624
Windfall tax benefits associated with equity-based compensation	(194)	(714)
Goodwill, intangible assets and other long-lived asset impairment	643,305	—
Gain on sale of assets and businesses	(9,088)	(169)
Equity in net earnings of CareCentrix, including gain on sale, net of tax	(69,582)	(1,281)
Deferred income tax (benefit) expense	(95,672)	(5,456)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(6,431)	22,132
Prepaid expenses and other current assets	11,055	(12,662)
Accounts payable	(1,876)	4,664
Payroll and related taxes	(16,328)	(14,458)
Deferred revenue	3,231	4,737
Medicare liabilities	(11,726)	9,329
Obligations under insurance programs	(7,347)	2,359
Accrued nursing home costs	(2,489)	12,186
Other accrued expenses	(14,518)	(70)
Other, net	(333)	5,673

Net cash provided by operating activities	14,347	91,649

INVESTING ACTIVITIES:
Purchase of fixed assets	(14,571)	(9,309)
Proceeds from sale of assets and businesses	142,333	8,796
Acquisition of businesses, net of cash acquired	(320)	(834,919)

Net cash provided by (used in) investing activities	127,442	(835,432)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,005	6,968
Windfall tax benefits associated with equity-based compensation	194	714
Proceeds from issuance of debt	—	1,075,000
Borrowings under revolving credit facility	—	30,000
Repayment of borrowings under revolving credit facility	—	(30,000)
Repayment of long-term debt	(43,438)	(237,000)
Repayment of Odyssey long-term debt	—	(108,822)
Debt issuance costs	(13,457)	(58,324)
Repurchase of common stock	—	(4,985)
Repayment of capital lease obligations	(210)	(508)
Other	(543)	—

Net cash (used in) provided by financing activities	(50,449)	673,043

Net change in cash and cash equivalents	91,340	(70,740)
Cash and cash equivalents at beginning of period	104,752	152,410

Cash and cash equivalents at end of period	$196,092	$81,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$69,922	$5,230
Income taxes paid	$9,972	$35,196

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITY:

In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 shares of common stock of the Company in the first nine months of 2011 from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.

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

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business. The financial results of the Rehab Without Walls® business are presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 for additional information about the disposition.

During the third quarter of 2011, the Company committed to a plan to exit its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement and met the requirements to designate this business as held for sale in accordance with applicable accounting guidance. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 for additional information. The disposition of this business was completed on October 14, 2011. See Note 18 for additional information.

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

The accompanying interim consolidated financial statements are unaudited, and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the statements of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of operations and presented as a component of equity in the Company’s consolidated balance sheets. All material balances and transactions between the consolidated entities have been eliminated.

The third quarter and first nine months of 2011 included 92 and 273 days of activity, respectively, as compared to 91 and 273 days in the third quarter and first nine months of fiscal 2010, respectively. This difference stems from the Company’s adopting a change to calendar quarter reporting periods in 2011 from its prior 13 week reporting periods in 2010.

Certain reclassifications have been made to the fiscal 2010 consolidated financial statements to conform to the current year presentation including, among other things, a reclassification to non-current deferred tax assets and goodwill as of September 30, 2011 as further described in Note 9.

2.	New Accounting Standards

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350) (ASU 2011-08), which provides final guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. The ASU is effective for the year beginning January 1, 2012 for the Company. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, which requires health care organizations that do not assess the collectability of a receivable before recognizing revenue to present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations. Enhanced disclosure about policies for recognizing revenue, assessing bad debts and qualitative and quantitative information about changes in the allowance for doubtful accounts also are required. The guidance is effective for the first quarter of 2012 for the Company. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. ASU 2011-05 requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be required for the quarter ending on or after March 31, 2012 and must be applied retrospectively. Although the presentation of financial statements will change, the Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 primarily clarifies existing concepts in accounting principles generally accepted in the United States of America. However, ASU 2011-04 requires new disclosures for Level 3 fair value measurements including quantitative information about significant unobservable inputs, the valuation process in place for all Level 3 measurements, and a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used. In addition, ASU 2011-04 requires disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, the hierarchy classification for assets and liabilities whose fair value is disclosed only in the footnotes, and, if applicable, the reason nonfinancial assets measured at fair value are being used in a manner that differs from their highest and best use. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company had operating funds of approximately $5.5 million and $6.6 million at September 30, 2011 and December 31, 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

On September 19, 2011, the Company sold its remaining investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $4.0 million and $8.6 million for the third quarter and first nine months of 2011, respectively, which were reflected in dividend income in the Company’s consolidated statements of operations. The Company also recorded a net gain of approximately $68.3 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statements of operations. At December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc.

Prior to the disposition of CareCentrix Holdings Inc. on September 19, 2011, the Company accounted for its investment in CareCentrix Holdings Inc. using the equity method of accounting, since the Company had the ability to exercise significant influence, but not control, over the affiliate. Significant influence was deemed to exist through the Company’s representation on CareCentrix’s Board of Directors and as a result of the Company holding a $25 million subordinated promissory note from CareCentrix, Inc. See Note 7 for additional information. The Company’s equity ownership interest in CareCentrix Holdings Inc. was recorded in investment in CareCentrix as of December 31, 2010 in the accompanying consolidated balance sheets.

At September 30, 2011 and December 31, 2010, the Company had assets of $25.0 million and $26.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its senior secured credit agreement utilizing an effective interest rate methodology. The Company had unamortized debt issuance costs of $55.1 million at September 30, 2011 and $54.3 million at December 31 2010, recorded in other assets in the Company’s consolidated balance sheets. During the first quarter of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11 for additional information.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of September 30, 2011 and December 31, 2010, fixed assets, net were $46.2 million and $85.7 million, respectively. In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company continued to progress with its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated financial statements for the third quarter and first nine months of 2011.

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

The Company performed the annual impairment test of goodwill and other indefinite-lived intangible assets for its operating units and the results indicated that there was no impairment for the year ended December 31, 2010. During the third quarter of 2011, the Company determined an interim impairment test was required due to changes in the Company’s business climate, including uncertainties around Medicare reimbursement as the federal government works to reduce the federal deficit, that would more likely than not reduce the fair value below its carrying amount. The results of the impairment test indicated impairment of both goodwill and intangible assets. See Note 9 for additional information.

Obligations Under Self Insurance Programs

As of September 30, 2011 and December 31, 2010, the Company’s obligations under insurance programs were $54.6 million and $61.9 million, respectively. The decrease is primarily attributable to the settlement of certain outstanding insurance obligations for less than recorded reserves and timing of payments.

Workers’ compensation and professional and general liability expenses were $5.1 million and $11.2 million for the third quarter and first nine months of 2011, respectively, as compared to $3.9 million and $12.5 million for the corresponding periods of 2010.

Employee health and welfare expenses were $24.3 million and $68.5 million for the third quarter and first nine months of 2011, respectively, as compared to $17.1 million and $41.7 million for the corresponding periods of 2010, primarily resulting from an increased number of benefit eligible employees associated with the Odyssey acquisition.

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of operations.

4.	Acquisitions and Dispositions

Acquisitions

Odyssey Healthcare of Augusta, LLC

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

Odyssey HealthCare, Inc.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc., a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion, consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million of transaction costs incurred by Odyssey.

The financial results of Odyssey are included in the Company’s consolidated financial statements from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at January 4, 2010, the beginning of the first quarter of 2010. The pro forma results presented below for the three months and nine months ended October 3, 2010 combine the results of the Company for such periods and the historical results of Odyssey from January 1, 2010 through September 30, 2010 (in thousands, except per share amounts):

	For the Three Months Ended	For the Nine Months Ended
	October 3, 2010	October 3, 2010
Net revenues	$470,743	$1,396,427
Net income	14,206	47,050
Earnings per common share:
Basic	$0.48	$1.58
Diluted	$0.47	$1.54
Weighted average shares outstanding:
Basic	29,808	29,747
Diluted	30,438	30,547

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

Dispositions

Rehab Without Walls® Disposition

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million, consisting of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million, to be received by the Company in two increments. Approximately $0.1 million was received on October 28, 2011 in connection with the transaction closing associated with the Utah branches and the remainder will be held for twelve months to satisfy certain post closing obligations. During the third quarter and first nine months of 2011, the Company recorded a $9.1 million pre-tax gain, net of transaction costs, in discontinued operations, net of tax, in the Company’s consolidated statements of operations. Transaction costs of $0.4 million consisted primarily of professional fees and expenses. The Rehab Without Walls® business was included within the Company’s Home Health segment.

Homemaker Services Agency Business

During the third quarter of 2011, the Company committed to a plan to exit its homemaker services agency business in Joliet and Oak Park, Illinois and met the requirements to designate this business as held for sale in accordance with applicable accounting guidance. The Company entered into an asset purchase agreement with Premier Home Health Care Services, Inc., for total consideration of approximately $2.4 million, including a deposit of $1.0 million, which was placed in escrow during the third quarter in anticipation of the closing of the transaction. The transaction closed on October 14, 2011. During the three and nine months ended September 30, 2011, the Company recorded $0.3 and $0.8 million, respectively, of net income in discontinued operations in connection with this business. The homemaker services agency business was reported within the Company’s Home Health segment.

The major classes of assets of the Rehab Without Walls® business that were sold on September 10, 2011 and the homemaker services agency business classified as held for sale at September 30, 2011 were as follows (dollars in thousands):

	Rehab Without Walls® As of Date of Sale	IDOA As of September 30, 2011	December 31, 2010
Non-current assets:
Fixed assets, net	$167	$16	$143
Other assets	105	4	94

Total non-current assets	272	20	237

Total	$272	$20	$237

The Company retained accounts receivable, net associated with Rehab Without Walls® of approximately $2.8 million as of the date of sale and $3.5 million at December 31, 2010. The Company retained accounts receivable, net associated with the homemaker services agency business of approximately $2.6 million at September 30, 2011 and $4.9 million at December 31, 2010. There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in connection with the transactions.

Net revenues and operating results for the periods presented for Rehab Without Walls® and the homemaker services agency business were as follows (dollars in thousands):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net revenues	$6,699	$8,152	$22,636	$24,421

Income before income taxes	$840	$1,081	$2,968	$3,069
Gain on sale of business	9,088	—	9,088	—
Income tax expense	(3,945)	(397)	(4,790)	(1,219)

Discontinued operations, net of tax	$5,983	$684	$7,266	$1,850

HME and IV Businesses Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During the first nine months of 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statements of operations. Transaction costs of $0.7 million consisted primarily of professional fees and expenses. During the fourth quarter of 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. During the first nine months of 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million, in discontinued operations, net in the Company’s consolidated statements of operations.

HME and IV net revenues and operating results for the periods presented were as follows (in thousands):

	Third Quarter	First Nine Months
	2010	2011	2010
Net revenues	$—	$—	$3,956

Loss before income taxes	$(1,175)	$(282)	$(6,607)
Gain on sale of business	—	—	66
Income tax benefit	515	112	3,596

Discontinued operations, net of tax	$(660)	$(170)	$(2,945)

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets, net in the Company’s consolidated statement of operations for the nine months ended October 3, 2010.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,993	$—	$—	$36,993	$49,478	$—	$—	$49,478
Rabbi Trust:
Mutual funds	19,256	—	—	19,256	25,422	—	—	25,422
Money market funds	5,771	—	—	5,771	610	—	—	610

Total assets	$62,020	$—	$—	$62,020	$75,510	$—	$—	$75,510

Liabilities:
Payables to plan participants	$25,027	$—	$—	$25,027	$26,032	$—	$—	$26,032

Assets held in the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,200	$25,000	$27,300
Liabilities:
Long-term debt, including current portion	$1,008,125	$839,206	$1,051,563	$1,093,588

The estimated fair value of the note receivable from CareCentrix was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note’s annual income stream plus (ii) the return of the invested principal using a maturity date of March 19, 2017, after considering assumptions relating to risk factors and economic conditions. See Note 7 for additional information.

In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Cash Flow Hedge

The Company utilizes derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one year interest cap with a notional value of $220.0 million and, until March 9, 2011, (ii) two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of income for the nine months ended September 30, 2011. See Note 11 for additional information.

While the Company utilizes the derivatives to help manage its risk, the derivatives are subject to the risk that the counterparties are unable to perform under the terms of the swap agreement. The Company executed the derivatives with various counterparties that are well known major financial institutions. The Company has monitored the creditworthiness of its counterparties and based on this analysis considers nonperformance by its counterparties to be unlikely.

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

6.	Net Revenues and Accounts Receivable

Net revenues by major payer classification were as follows (in millions):

	Third Quarter			First Nine Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Medicare:
Home Health	$200.3	$205.4	(2.5%)	$601.7	$620.4	(3.0%)
Hospice	182.0	107.5	69.2%	543.0	145.2	274.1%

Total Medicare	382.3	312.9	22.2%	1,144.7	765.6	49.5%
Medicaid and Local Government	21.2	19.3	10.2%	63.2	51.9	21.7%
Commercial Insurance and Other:
Paid at episodic rates	19.3	22.0	(12.1%)	58.1	64.2	(9.5%)
Other	26.9	25.5	5.5%	83.6	75.9	10.1%

Total Commercial Insurance and Other	46.2	47.5	(2.7%)	141.7	140.1	1.1%

Total net revenues	$449.7	$379.7	18.5%	$1,349.6	$957.6	40.9%

For the third quarter and first nine months of 2011, the Company recorded hospice Medicare cap expense of $1.7 million and $3.4 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of operations. For both the third quarter and first nine months of 2010, the Company recorded hospice Medicare cap expense of $1.7 million, which is reflected in net revenues in the Company’s consolidated statements of operations. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period cannot exceed the aggregate Medicare payment cap. As of September 30, 2011 and December 31, 2010, the Company had Medicare cap liabilities of $14.8 million and $15.4 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 30, 2011	December 31, 2010
Medicare	$188,942	$186,621
Medicaid and Local Government	41,263	36,096
Commercial Insurance and Other	39,589	44,525

Gross Accounts Receivable	269,794	267,242
Less: Allowance for doubtful accounts	(9,519)	(7,654)

Net Accounts Receivable	$260,275	$259,588

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.5 million and $2.6 million as of September 30, 2011 and December 31, 2010, respectively.

The Company’s only financing receivable is the note receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of September 30, 2011 and December 31, 2010, the Company had no allowances for credit losses.

7.	Note Receivable from and Investment in CareCentrix

The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s remaining ownership interest in CareCentrix Holdings, the maturity date of the note was extended to the earlier of March 19, 2017, which is five and one-half years from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of operations, amounted to $0.7 million and $0.6 million for the third quarter of 2011 and 2010, respectively, and $2.0 million and $1.9 million for the first nine months of 2011 and 2010, respectively.

The Company recognized approximately $0.4 million and $1.3 million of equity in the net earnings of CareCentrix for the third quarter and first nine months of 2011, respectively, and $0.5 million and $1.3 million for the corresponding periods of 2010. At December 31, 2010, the Company held an approximate 30 percent ownership interest in the combined preferred and common equity of CareCentrix Holdings Inc.

Effective September 19, 2011, the Company sold its remaining investment in CareCentrix Holdings. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $4.0 million and $8.6 million for the third quarter and first nine months of 2011, respectively, which were reflected in dividend income in the Company’s consolidated statements of operations. The Company also recorded a net gain of approximately $68.3 million, including an escrow of approximately $10.6 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statements of operations.

During the first nine months of 2010, the Company recorded a receivable from CareCentrix of $1.8 million in connection with the tax impact of settlement charges relating to the settlement of a commercial contractual dispute involving CareCentrix. In connection with the sale of the Company’s investment in CareCentrix Holdings, the Company received the $1.8 million. See Note 8 for additional information.

8.	Cost Savings Initiatives, Acquisition and Integration Activities, Other Restructuring and Legal Settlements

During the third quarter and first nine months of 2011, the Company recorded charges relating to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements of $9.8 million and $34.9 million, respectively, and $22.8 million and $40.7 million for the corresponding periods in 2010, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Cost Savings Initiatives

During the third quarter of 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant spend areas in order to reduce its ongoing operating costs given the challenging rate environment the Company is facing. As a result of this effort, the Company has announced (i) the closing or divestiture of 33 home health branches and 9 hospice branches and (ii) significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company expects to record charges of $20 million to $25 million in the fourth quarter of 2011, related to severance costs, facility lease and other costs. During the third quarter and first nine months of 2011, the Company recorded charges of $0.8 million in connection with these cost savings initiatives.

Acquisition and Integration Activities

During the third quarter and first nine months of 2011, the Company recorded charges of $2.5 million and $7.3 million, respectively, compared to $21.5 million and $23.5 million during the third quarter and first nine months of 2010, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, severance costs and facility lease costs. Additional acquisition and integration costs to be incurred during 2011 primarily relate to the Odyssey acquisition and are expected to range between $1.0 million and $2.0 million for the remainder of 2011.

Other Restructuring

During the first nine months of 2011, the Company recorded charges of $1.8 million, as compared to $1.3 million for the third quarter of 2010 and $3.5 million for the first nine months of 2010, in connection with other restructuring activities, including severance costs in connection with the termination of personnel and facility lease and other costs. These charges included non-cash charges of approximately $0.4 million and $0.6 million, recorded in the first nine months of 2011 and 2010, respectively, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers.

Legal Settlements

During the third quarter and first nine months of 2011, the Company recorded charges of $6.5 million and $25.0 million, respectively, related to discussion of potential legal settlements associated with certain of the investigations assumed in connection with the Odyssey transaction. See Note 14 for additional information.

During the first nine months of 2010, the Company recorded legal settlements of $13.7 million consisting of (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. The settlement costs related to CareCentrix reflect a tax benefit of $1.8 million which was reimbursed to the Company from CareCentrix during the third quarter of 2011. Such benefit was classified in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2010. See Note 14 for additional information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Other Restructuring	Legal Settlements	Total
Ending balance at January 3, 2010	$—	$—	$646	$3,000	$3,646
Charge in first quarter 2010	—	—	357	15,134	15,491
Cash expenditure	—	—	(396)	(751)	(1,147)

Ending balance at April 4, 2010	—	—	607	17,383	17,990
Charge in second quarter 2010	—	2,034	1,882	(1,440)	2,476
Cash expenditure	—	(471)	(316)	(5,222)	(6,009)
Non-cash expenditures	—	—	(577)	1,800	1,223

Ending balance at July 4, 2010	—	1,563	1,596	12,521	15,680
Charge in third quarter 2010	—	21,451	1,313	—	22,764
Cash expenditure	—	(17,860)	(998)	—	(18,858)

Ending balance at October 3, 2010	$—	$5,154	$1,911	$12,521	$19,586

Ending balance at December 31, 2010	$—	$3,984	$2,893	$12,500	$19,377
Charge in first quarter 2011	—	2,506	1,259	—	3,765
Cash expenditure	—	(2,346)	(1,490)	—	(3,836)

Ending balance at March 31, 2011	—	4,144	2,662	12,500	19,306
Charge in second quarter 2011	—	2,242	504	18,500	21,246
Cash expenditure	—	(2,198)	(788)	(12,500)	(15,486)
Non-cash expenditures	—	—	(407)	—	(407)

Ending balance at June 30, 2011	—	4,188	1,971	18,500	24,659
Charge in third quarter 2011	824	2,520	—	6,500	9,844
Cash expenditure	(265)	(1,491)	(445)	—	(2,201)

Ending balance at September 30, 2011	$559	$5,217	$1,526	$25,000	$32,302

The balance of unpaid charges relating to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements approximated $32.3 million at September 30, 2011, which were included in other accrued expenses in the Company’s consolidated balance sheets. The balance of unpaid charges relating to acquisition and integration activities and other restructuring approximated $6.9 million at December 31, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at December 31, 2010, which was paid in the second quarter of 2011. See Note 14 for additional information.

9.	Identifiable Intangible Assets and Goodwill

During the third quarter of 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement as the federal government works to reduce the federal deficit. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived assets impairment in the Company’s consolidated statements of operations.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011			December 31, 2010
	Home			Home			Useful
	Health	Hospice	Total	Health	Hospice	Total	Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,294)	(7,531)	(8,825)	(1,253)	(2,671)	(3,924)

Net covenants not to compete	179	8,144	8,323	220	13,004	13,224

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(13,619)	(276)	(13,895)	(11,456)	(208)	(11,664)
impairment	(27)	—	(27)	—	—	—

Net customer relationships	13,550	634	14,184	15,740	702	16,442

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(10,099)	(1,925)	(12,024)	(8,702)	(663)	(9,365)
impairment	(411)	—	(411)	—	—	—

Net tradenames	7,705	14,805	22,510	9,513	16,067	25,580

Subtotal	21,434	23,583	45,017	25,473	29,773	55,246

Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite
Less: impairment	(144,672)	—	(144,672)	—	—	—

Net medicare licenses and certificates of need	75,613	98,526	174,139	220,285	98,526	318,811

Total identifiable intangible assets	$97,047	$122,109	$219,156	$245,758	$128,299	$374,057

The Company recorded amortization expense of approximately $3.3 million and $9.8 million for the third quarter and first nine months of 2011, respectively, and $2.3 million and $4.8 million for the corresponding periods of 2010. The estimated amortization expense for the remainder of 2011 is $3.2 million and for each of the next five succeeding years approximates $11.4 million for 2012, $7.6 million for 2013, $5.8 million for 2014, $5.6 million for 2015, and $3.4 million for 2016.

The gross carrying amount of goodwill as of December 31, 2010 and September 30, 2011 and activity during the first nine months of 2011 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill adjustment	2,379	11,261	13,640
Less: impairment	(263,370)	(193,667)	(457,037)

Balance at September 30, 2011	$3,688	$637,981	$641,669

During the third quarter of 2011, the Company reclassified deferred tax assets by $13.6 million associated with the classification of deductible intangible assets and goodwill related to a 2006 acquisition. The impact of this reclassification was an increase in goodwill in the home health and hospice divisions of $2.4 million and $11.2 million, respectively, and a decrease in non-current deferred tax assets of $13.6 million.

10.	Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing net (loss) income attributable to Gentiva shareholders, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 3, 2010	September 30, 2011	October 3, 2010

Net (loss) income attributable to Gentiva shareholders	$(473,751)	$8,092	$(455,110)	$36,336

Basic weighted average common shares outstanding	30,337	29,808	30,257	29,747
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	630	—	800

Diluted weighted average common shares outstanding	30,337	30,438	30,257	30,547

Basic earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(15.62)	$0.27	$(15.04)	$1.22

Diluted earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(15.62)	$0.27	$(15.04)	$1.19

For the third quarter and first nine months of 2011, due to the anti-dilutive effect on loss from continuing operations, discontinued operations and net loss for these periods excluded the effect of (i) 6.7 million and 5.1 million stock options, respectively, and (ii) 0.2 million of shares for both the third quarter and first nine months of 2011, issuable under stock plans for employees and directors using the treasury stock method.

For the third quarter and first nine months of 2010, approximately 3.0 million and 2.9 million stock options were excluded for the third quarter and first nine months of 2010, respectively, as their inclusion would be anti-dilutive.

11.	Long-Term Debt

The Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of September 30, 2011 and December 31, 2010, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$163,437	$180,000
Term Loan B, maturing August 17, 2016	519,688	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	1,008,125	1,051,563
Less: current portion of long-term debt	(13,437)	(25,000)

Total long-term debt	$994,688	$1,026,563

Advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $41.8 million at September 30, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

As of September 30, 2011, the mandatory aggregate principal payments of long-term debt are $20.3 million in 2012 and $38.8 million in each of the years 2013 and 2014, $107.5 million in 2015 and $802.7 million thereafter. There are no mandatory aggregate principal payments of long-term debt remaining in 2011. The weighted average cash interest rate on outstanding borrowings was 6.9 percent per annum at September 30, 2011 and 8.2 percent per annum at December 31, 2010.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. During the nine months ended September 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the first quarter of 2012, at which time a principal payment of $0.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. During the third quarter and first nine months of 2011, the Company made prepayments totaling $16.6 million on its Term Loan B facility. There are no required payments on the Company’s Term Loan B facility until the end of the fourth quarter of 2012, at which time a principal payment of $0.6 million is required and $3.4 million per quarter, thereafter.

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”), which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s variable rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A as reflected in the table below.

	Amended Applicable Rate		Previous Applicable Rate
Consolidated	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
Leverage Ratio	Term A Facility	Term A Facility	Term A Facility	Term A Facility
>3.0:1	3.25%	2.25%	5.00%	4.00%
>2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

In addition, the Amendment provided for a reduction in the Company’s minimum consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratios of 2.75 to 1.00.

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

The Company’s Credit Agreement, in effect prior to the adoption of the Amendment, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of operations for the nine months ended September 30, 2011.

Gentiva may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company was subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

In connection with the refinancing, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of operations for the nine months ended September 30, 2011.

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the table below and a minimum interest coverage ratio of 2.25 to 1.00 and also contains certain customary affirmative covenants and events of default. As of September 30, 2011, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio is as follows:

Maximum Consolidated
For the period	Leverage Ratio
August 17, 2010 to September 30, 2011	< 4.75:1
October 1, 2011 to September 30, 2012	< 4.50:1
October 1, 2012 to September 30, 2013	< 3.75:1
Thereafter	< 3.00:1

As of September 30, 2011, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 2.6x.

While the Company was in compliance with all covenants in the Credit Agreement at September 30, 2011, the Company is currently in negotiations with its lenders under the Credit Agreement to obtain a waiver of compliance with its financial covenants or an amendment of its Credit Agreement for the fourth quarter of 2011. In response to changes in the Company’s business climate and uncertainties involving Medicare reimbursement as the federal government works to reduce the federal deficit, the Company is currently undergoing cost savings initiatives in order to reduce its ongoing operating costs. These initiatives include (i) the closing or divestiture of 33 home health branches and 9 hospice branches and (ii) significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company expects to record charges of $20 million to $25 million in the fourth quarter of 2011, related to severance costs, facility lease and other costs. As such, absent any changes, the Company will be out of compliance with the maximum consolidated leverage ratio in the Credit Agreement, which reduces to 4.5x for such quarter and therefore, in default. In addition, based on reductions in Medicare reimbursement for 2012 and possible outcomes from the Super Committee (a select group of 12 members of both the U.S. House of Representatives and U.S. Senate created under the Budget Control Act of 2011) working on proposals to further reduce federal deficit spending, the Company anticipates that it will be further out of compliance with its financial covenants under the Credit Agreement in 2012. If the Company does not meet its financial covenants and is unable to obtain a waiver or amendment of its Credit Agreement or other permitted remedies, the Company would default under its Credit Agreement which would allow its lenders to accelerate the amounts the Company owes under its Credit Agreement, or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing its debt.

Guaranty Agreement and Security Agreement

Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, fully and unconditionally liable to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders.

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

Other

The Company has equipment capitalized under capital lease obligations. At September 30, 2011 and December 31, 2010, long-term capital lease obligations were $0.1 million and $0.2 million, respectively, and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.2 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

12.	Equity

Changes in equity for the nine months ended September 30, 2011 and October 3, 2010 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
			Additional
	Common Stock		Paid-in	Retained	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Interests	Total
Balance at January 3, 2010	29,936,893	$2,994	$355,429	$220,239	$(7,499)	$—	$571,163
Comprehensive income:
Net income	—	—	—	36,336	—	133	36,469
Income tax benefits associated with the exercise of non-qualified stock options	—	—	971	—	—	—	971
Equity-based compensation expense	—	—	4,527	—	—	—	4,527
Other non-cash compensation expense	—	—	577	—	—	—	577
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	519,247	52	7,017	—	—	—	7,069
Acquisition of capital contribution to noncontrolling interests	—	—	—	—	—	2,410	2,410
Stock repurchase (175,000 shares)	—	—	—	—	(4,985)	—	(4,985)

Balance at October 3, 2010	30,456,140	$3,046	$368,521	$256,575	$(12,484)	$2,543	$618,201

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232
Comprehensive (loss) income:
Net (loss) income	—	—	—	(455,110)	—	—	452	(454,658)
Unrealized loss on interest rate swap	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290

Total comprehensive income	—	—	—	(455,110)	(478)	—	452	(455,136)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	259	—	—	—	—	259
Equity-based compensation expense	—	11	6,259	—	—	—	—	6,270
Issuance of stock upon exercise of stock options and under stock plans for employees and directors	464,680	36	6,969	—	—	—	—	7,005
Purchase of non-controlling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(608)	(608)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)

Balance at September 30, 2011	31,263,771	$3,127	$385,241	$(182,716)	$—	$(12,878)	$2,534	$195,308

Comprehensive loss amounted to $473.6 million and $455.1 million for the third quarter and first nine months of 2011, respectively, as compared to comprehensive income of $8.1 million and $36.5 million for the third quarter and first nine months of fiscal 2010, respectively. During the first nine months of 2011, the Company purchased the noncontrolling interest in one of the Company’s hospice programs for $0.3 million.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the nine months ended September 30, 2011, the Company did not repurchase shares of its outstanding common stock. As of September 30, 2011, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $10.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase.

13.	Equity-Based Compensation Plans

The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated) (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.

On May 12, 2011, the shareholders of the Company authorized an additional 2,100,000 shares of the Company’s common stock for issuance under the 2004 Plan.

For the third quarter and first nine months of 2011, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.9 million and $5.9 million, respectively, as compared to $1.4 million and $4.6 million for the corresponding periods of fiscal 2010, which were reflected as selling, general and administrative expense in the consolidated statements of operations. During the first nine months of 2011, the Company recorded non-cash compensation expense of approximately $0.4 million associated with modifications of stock options for a former executive. During the first nine months of fiscal 2010, the Company recorded non-cash compensation expense of approximately $0.6 million associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers, which is reflected as selling, general and administrative expense in the consolidated statement of operations and is categorized as other restructuring costs. See Note 8 for additional information.

Stock Options

The weighted-average fair values of the Company’s stock options granted during the first nine months of 2011 and fiscal 2010, calculated using the Black-Scholes option pricing model and other assumptions, were as follows:

	Nine Months Ended
	September 30, 2011	October 3, 2010
Weighted average fair value of options granted	$11.30	$10.82
Risk-free interest rate	2.15%	2.66%
Expected volatility	44%	43%
Contractual life	7 years	7 years
Expected life	4.5 -6.5 years	4.5 -6.5 years
Expected dividend yield	0%	0%

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

A summary of Gentiva stock option activity as of September 30, 2011 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	2,981,354	$19.94
Granted	185,100	26.60
Exercised	(202,384)	18.25
Cancelled	(72,588)	19.39

Balance as of September 30, 2011	2,891,482	$20.50	5.4	$—

Exercisable options	2,011,307	$18.39	4.9	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and October 3, 2010 was $1.9 million and $3.9 million, respectively. The Company’s outstanding stock options hold no intrinsic value as of September 30, 2011. As of September 30, 2011, the Company had $2.5 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.3 years. The total estimated fair value of options that vested during the first nine months of 2011 was $4.6 million.

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

A summary of Gentiva performance share unit activity as of September 30, 2011 is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price
Balance as of December 31, 2010	36,200	$25.61
Granted	98,600	26.60
Exercised	—	—
Earned	(11,770)	25.61
Cancelled	(2,900)	26.36

Balance as of September 30, 2011	120,130	$26.40

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of September 30, 2011, the Company had $1.7 million of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

A summary of Gentiva restricted stock activity as of September 30, 2011 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2010	281,350	$24.92
Granted	114,500	26.61
Exercised	—	—
Cancelled	(4,100)	26.17

Balance as of September 30, 2011	391,750	$25.33	$2,162,460

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of September 30, 2011, the aggregate intrinsic value of the restricted stock awards was $2.2 million and the Company had $6.2 million of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. During the first nine months of 2011, the Company granted 49,390 stock units under the Stock & Deferred Compensation Plan for Non-Employee Directors at a grant date weighted-average fair value of $13.22 per share unit. As of September 30, 2011, 157,474 share units were outstanding under the plan.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first nine months of 2011, the Company issued 283,601 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. Plaintiffs seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA, six years under the New York statute and two years under the North Carolina statute.

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

Odyssey Merger Litigation

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

Federal Securities Class Action Litigation

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

On September 14, October 11, October 20 and October 25, 2011, four additional putative shareholder class action complaints, captioned Cement Masons & Plasterers Joint Pension Trust v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4433, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4906, Arkansas Teacher Retirement System v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5126, and Douglas Dahlgard v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5199, respectively, were filed in the United States District Court for the Eastern District of New York. Like the Endress action, the Cement Masons, International Union, Arkansas Teacher, and Dahlgard actions name Gentiva and certain current and former officers as defendants, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare HH PPS. The complaints allege that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010 (Cement Masons), July 31, 2008 and September 30, 2011 (International Union and Arkansas Teacher), and July 31, 2008 and October 4, 2011 (Dahlgard).

On October 5, 2011, the Cement Masons & Plasterers Joint Pension Trust (“Cement Masons”) requested that the Court consolidate the Cement Masons action with the Endress action and further requested that the Court appoint Cement Masons lead plaintiff. On October 11, 2011, the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware (“International Union”) requested consolidation of the Cement Masons action and the International Union action with the Endress action and further requested that the Court appoint International Union lead plaintiff. On October 20, 2011, the Arkansas Teacher Retirement System (“Arkansas Teacher”) requested consolidation of the Cement Masons, International Union and Arkansas Teacher actions with the Endress action and further requested that the Court appoint Arkansas Teacher lead plaintiff. On October 27, 2011, Douglas Dahlgard (“Dahlgard”) requested consolidation of the Cement Masons, International Union, Arkansas Teacher and Dahlgard actions with the Endress action and further requested that the Court appoint Dahlgard lead plaintiff.

On November 2, 2011, the Court (i) granted plaintiff Endress’ motion to withdraw as plaintiff; (ii) ordered the consolidation of the Endress, Cement Masons, International Union, Arkansas Teacher and Dahlgard actions under the caption In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064; and (iii) set a deadline of January 2, 2012 for all motions by any putative class member seeking to be appointed lead plaintiff.

The defendants have not yet responded to the complaints. Given the preliminary stage of the actions, the Company is unable to assess the probable outcome or potential liability, if any, arising from these actions on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these actions at this time. The defendants intend to defend themselves vigorously in these actions.

Shareholder Derivative Litigation

On January 4, 2011, a shareholder derivative complaint, captioned Jacobs v. Malone et al., Civil Action No. 11-CV-1102-9, was filed in Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. Specifically, the complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the

Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. On March 21, 2011, the action was stayed by stipulation among the parties pending a final decision on any motion to dismiss in the above-mentioned Endress action. On October 4, 2011, plaintiff in the Jacobs action filed a Notice of Termination of the Stay.

On October 7 and October 13, 2011, two additional shareholder derivative complaints, captioned Stevens v. Strange, et al., Civil Action No. 11-CV-3429, and Cuzzola v. Strange, et al., Civil Action No. 11-CV-3506, respectively, were filed in the United States District Court for the Northern District of Georgia. The Stevens and Cuzzola actions, which name Gentiva’s current directors and one former officer as defendants, allege, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also assert a claim under Section 14(a) of the Securities Exchange Act of 1934. Like the Jacobs action, the complaints allege that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaints further allege that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading.

On October 31, 2011, an additional shareholder derivative complaint, captioned Grossi v. Strange, et al., Civil Action No. 11-CV-11728-6, was filed in Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock.

The defendants have not yet responded to the complaints. Given the preliminary stage of the actions, the Company is unable to assess the probable outcome or potential liability, if any, arising from these actions on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these actions at this time. The defendants intend to defend themselves vigorously in these actions.

Indemnification

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company is unable to predict when CMS will finalize all items relating to the 2000 cost reports.

Senate Finance Committee Report

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from the Company regarding its Medicare utilization rates for therapy visits. The letter was sent to all publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between the Centers for Medicare & Medicaid Services’ home health policies and the utilization rates of some health agencies. The Company responded to this request as well as to supplemental requests for information. On October 3, 2011, the Senate Finance Committee released its report, which generally criticized certain of the home health therapy practices of publicly traded home healthcare companies, including the Company. The Company maintains its belief that it has provided and is providing the highest quality of care and has received and continues to receive payment within the standards set forth by the reimbursement system established by CMS. The Company is unable to assess the probable outcome or potential liability, if any, arising from this matter on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company agreed to pay the government $12.5 million, of which $9.5 million was recorded as a charge in the first nine months of 2010 with the remaining $3 million covered by a previously-recorded reserve. On May 24, 2011, a final settlement agreement in accordance with the earlier agreement in principle was entered into between the government and the Company resolving this matter and the Company paid the $12.5 million during the first nine months of 2011.

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

On May 5, 2008, Odyssey received a letter from the DOJ notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit that is in the motion to dismiss phase. Based on the information that Odyssey has at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.

On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, Inc., and Gentiva Healthcare Services, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.

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

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, Odyssey received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. Odyssey is cooperating with the OIG and has completed its subpoena production for the two aforementioned subpoenas. On June 24, 2011, Odyssey received a third subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. Based on the information that Odyssey has at this time, the Company cannot predict with certainty the outcome of the government’s continuing investigation.

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

During the third quarter and first nine months of 2011 and in connection with the above investigations involving Odyssey, the Company has recorded a reserve of $6.5 million and $25.0 million, respectively, for its litigation exposure that is probable and estimable. Except for this specific reserve, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made at this time. Based on the limited information that Odyssey has at this time regarding the investigations, the Company is unable to predict the additional impact, if any, that the investigations may have on Odyssey’s and the Company’s business, financial condition, results of operations, liquidity or capital resources.

15.	Income Taxes

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax benefit of $87.5 million for the third quarter of 2011 and an income tax benefit of $77.0 million for the nine months ended September 30, 2011. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 12.7 percent for the first nine months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.7 percent), offset by the impact of impairment of goodwill, intangibles and other long-lived assets (approximately 26.2 percent) and other items (approximately 0.8 percent). In addition, the Company recorded reserves relating to uncertain tax positions associated with the deductibility of a portion of the Company’s payment to the Office of the Inspector General, as well as for uncertain tax positions on other legal settlement reserves. Excluding the tax impact of the impairment charges and reserves for uncertain tax positions, the Company’s effective tax rate relating to its continuing operations for both the third quarter and first nine months of 2011 would have been 39.6 percent.

The Company recorded a federal and state income tax provision of $4.6 million for the third quarter of fiscal 2010 and $25.5 million for the first nine months of 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.3 percent for the first nine months of 2010 is primarily due to state taxes, net of federal benefit (approximately 5.0 percent) and an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.5 percent) offset somewhat by items relating to Odyssey, including positive changes in Odyssey tax reserves subsequent to the acquisition date net of certain non-deductible transaction costs (approximately 0.6 percent) and various other items (approximately 0.6 percent).

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

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs and its consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services, paraprofessional nursing services and, to a lesser extent, homemaker services generally to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting. As of September 30, 2011, the Company’s Rehab Without Walls® and homemaker services businesses were reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information. Prior periods have been reclassified to conform with current presentation.

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

Other Information

The Company’s senior management evaluates performance and allocates resources based on operating contributions of the reportable segments, which exclude corporate expenses, depreciation, amortization and net interest costs, but include revenues and all other costs (including special items) directly attributable to the specific segment. Segment assets represent net accounts receivable, identifiable intangible assets, goodwill, and certain other assets associated with segment activities. All other assets are assigned to corporate assets for the benefit of all segments for the purposes of segment disclosure.

Segment net revenues by major payer source were as follows (in millions):

	Third Quarter
	2011			2010
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	$200.3	$182.0	$382.3	$205.4	$107.5	$312.9
Medicaid and Local Government	13.2	8.0	21.2	14.7	4.6	19.3
Commercial Insurance and Other:
Paid at episodic rates	19.3	—	19.3	22.0	—	22.0
Other	20.4	6.5	26.9	21.9	3.6	25.5

Total net revenues	$253.2	$196.5	$449.7	$264.0	$115.7	$379.7

	First Nine Months
	2011			2010
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	$601.7	$543.0	$1,144.7	$620.4	$145.2	$765.6
Medicaid and Local Government	39.8	23.4	63.2	45.7	6.2	51.9
Commercial Insurance and Other:
Paid at episodic rates	58.1	—	58.1	64.2	—	64.2
Other	64.0	19.6	83.6	71.0	4.9	75.9

Total net revenues	$763.6	$586.0	$1,349.6	$801.3	$156.3	$957.6

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended September 30, 2011
Net revenue—segments	$253,240		$196,508		$449,748

Operating contribution	$28,717	(1)	$31,477	(1)	$60,194

Corporate expenses					(28,570	)(1)
Goodwill, intangibles and other long-lived asset impairment					(643,305	)(4)
Dividend income					3,977	(2)
Depreciation and amortization					(7,453)
Interest expense, net of interest income					(20,673)

(Loss) income from continuing operations before income taxes and equity in earnings of CareCentrix, including gain on sale					$(635,830)

For the three months ended October 3, 2010
Net revenue—segments	$263,937		$115,744		$379,681

Operating contribution	$52,411	(1)	$23,894	(1)	$76,305

Corporate expenses					(45,300	)(1)
Depreciation and amortization					(5,943)
Interest expense, net of interest income					(12,780)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$12,282

For the nine months ended September 30, 2011
Net revenue—segments	$763,622		$585,947		$1,349,569

Operating contribution	$105,427	(1)	$104,301	(1)	$209,728

Corporate expenses					(92,480	)(1)
Goodwill, intangibles and other long-lived asset impairment					(643,305	)(4)
Dividend income					8,590	(2)
Depreciation and amortization					(22,534)
Interest expense, net of interest income					(68,342	)(3)

(Loss) income from continuing operations before income taxes and equity in earnings of CareCentrix, including gain on sale					$(608,343)

Segment assets	$244,787		$871,212		$1,115,999

Corporate assets					423,586

Total assets					$1,539,585

For the nine months ended October 3, 2010
Net revenue—segments	$801,372		$156,270		$957,642

Operating contribution	$155,988	(1)	$31,516	(1)	$187,504

Corporate expenses					(96,111	)(1)
Depreciation and amortization					(14,699)
Gain on sale of assets, net					103
Interest expense and other, net of interest income					(14,980)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$61,817

Segment assets	$665,881		$1,064,348		$1,730,229

Corporate assets					388,015

Total assets					$2,118,244

(1)	For the third quarter and first nine months of 2011, the Company recorded charges relating to cost savings initiatives, acquisition and integration costs, other restructuring and legal settlements of $9.8 million and $34.9 million, respectively.

For the third quarter of 2010, the Company recorded charges relating to acquisition and integration costs and other restructuring of $22.8 million.

For the first nine months of 2010, the Company recorded charges relating to acquisition and integration costs, other restructuring and legal settlements of $40.7 million, which included (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, (ii) incremental charges of $9.5 million in connection with an agreement in principle, subject to final approvals, between the Company and the government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods and (iii) acquisition and integration costs, and other restructuring of $27.0 million. See Note 8 and Note 14 for additional information.

The charges were reflected as follows for segment reporting purposes (dollars in millions):

	Third Quarter		Nine Months
	2011	2010	2011	2010
Home Health	$—	$0.3	$0.3	$9.8
Hospice	0.8	0.2	1.6	0.2
Corporate administrative expenses	9.0	22.3	33.0	30.7

Total	$9.8	$22.8	$34.9	$40.7

(2)	For the third quarter and first nine months of 2011, the Company recognized dividend income of $4.0 million and $8.6 million, respectively, as a result of the sale of the Company’s combined common and preferred ownership of CareCentrix.

(3)	For the first nine months of 2011, interest expense and other, net of interest income included charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11 for additional information.

(4)	For both the third quarter and first nine months of 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. Home health, hospice and corporate assets were reduced by $408.4 million, $193.7 million and $41.2 million, respectively, as of September 30, 2011 as a result of the impairment.

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

The following condensed consolidating financial statements include the balance sheets as of September 30, 2011 and December 31, 2010, statements of operations for the three months and nine months ended September 30, 2011 and October 3, 2010 and statements of cash flows for the nine months ended September 30, 2011 and October 3, 2010 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet

September 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$155,434	$—	$40,658	$—	$196,092
Receivables, net	—	252,810	18,751	(11,286)	260,275
Deferred tax assets	—	29,366	2,045	—	31,411
Prepaid expenses and other current assets	—	30,945	9,422	(2,931)	37,436

Total current assets	155,434	313,121	70,876	(14,217)	525,214
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,896	344	—	46,240
Intangible assets, net	—	219,056	100	—	219,156
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,045,465	21,939	—	(1,067,404)	—
Other assets	—	82,298	8	—	82,306

Total assets	$1,200,899	$1,342,915	$77,392	$(1,081,621)	$1,539,585

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,437	$—	$—	$—	$13,437
Accounts payable	—	24,028	944	(11,286)	13,686
Other current liabilities	—	215,575	51,948	(2,931)	264,592

Total current liabilities	13,437	239,603	52,892	(14,217)	291,715
Long-term debt	994,688	—	—	—	994,688
Deferred tax liabilities, net	—	32,108	—	—	32,108
Other liabilities	—	25,739	27	—	25,766
Total Gentiva shareholders’ equity	192,774	1,045,465	21,939	(1,067,404)	192,774
Noncontrolling interests	—	—	2,534	—	2,534

Total equity	192,774	1,045,465	24,473	(1,067,404)	195,308

Total liabilities and equity	$1,200,899	$1,342,915	$77,392	$(1,081,621)	$1,539,585

Condensed Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,816	$—	$40,936	$—	$104,752
Receivables, net	—	253,874	20,018	(14,304)	259,588
Deferred tax assets	—	26,323	1,832	—	28,155
Prepaid expenses and other current assets	—	47,536	5,784	(4,410)	48,910

Total current assets	63,816	327,733	68,570	(18,714)	441,405
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,635	—	—	25,635
Fixed assets, net	—	85,446	261	—	85,707
Intangible assets, net	—	373,957	100	—	374,057
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,623,321	28,082	—	(1,651,403)	—
Other assets	26,032	57,212	14	—	83,258

Total assets	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	29,814	52	(14,304)	15,562
Other current liabilities	—	236,309	44,180	(4,410)	276,079

Total current liabilities	25,000	266,123	44,232	(18,714)	316,641
Long-term debt	1,026,563	—	—	—	1,026,563
Deferred tax liabilities, net	—	111,199	—	—	111,199
Other liabilities	26,032	1,424	37	—	27,493
Total Gentiva shareholders’ equity	635,574	1,623,321	28,082	(1,651,403)	635,574
Noncontrolling interests	—	—	2,658	—	2,658

Total equity	635,574	1,623,321	30,740	(1,651,403)	638,232

Total liabilities and equity	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$439,140	$13,299	$(2,691)	$449,748
Cost of services sold	—	228,306	17,328	(2,691)	242,943

Gross profit	—	210,834	(4,029)	—	206,805
Selling, general and administrative expenses	—	(178,773)	(3,861)	—	(182,634)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Dividend income	—	3,977	—	—	3,977
Interest (expense) income and other, net	(20,687)	—	14	—	(20,673)
Equity in earnings (loss) of subsidiaries	(461,283)	(7,904)	—	469,187	—

Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	(481,970)	(615,171)	(7,876)	469,187	(635,830)
Income tax benefit (expense)	8,219	79,399	(80)	—	87,538
Equity in net earnings of CareCentrix, including gain on sale	—	68,692	—	—	68,692

Income (loss) from continuing operations	(473,751)	(467,080)	(7,956)	469,187	(479,600)
Discontinued operations, net of tax	—	5,797	186	—	5,983

Net income (loss)	(473,751)	(461,283)	(7,770)	469,187	(473,617)
Noncontrolling interests	—	—	(134)	—	(134)

Net income (loss) attributable to Gentiva shareholders	$(473,751)	$(461,283)	$(7,904)	$469,187	$(473,751)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$371,620	$11,136	$(3,075)	$379,681
Cost of services sold	—	183,270	5,113	(3,075)	185,308

Gross profit	—	188,350	6,023	—	194,373
Selling, general and administrative expenses	—	(167,489)	(1,822)	—	(169,311)
Interest (expense) income and other, net	(12,805)	—	25	—	(12,780)
Equity in earnings of subsidiaries	15,788	2,651	—	(18,438)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	2,983	23,512	4,226	(18,438)	12,282
Income tax benefit (expense)	5,109	(8,171)	(1,537)	—	(4,599)
Equity in net earnings of CareCentrix	—	518	—	—	518

Income from continuing operations	8,092	15,859	2,689	(18,438)	8,201
Discontinued operations, net of tax	—	(71)	95	—	24

Net income before noncontrolling interests	8,092	15,788	2,784	(18,438)	8,225
Noncontrolling interests	—	—	(133)	—	(133)

Net income	$8,092	$15,788	$2,651	$(18,438)	$8,092

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,319,162	$38,801	$(8,394)	$1,349,569
Cost of services sold	—	688,754	27,490	(8,394)	707,850

Gross profit	—	630,408	11,311	—	641,719
Selling, general and administrative expenses	—	(535,958)	(11,047)	—	(547,005)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Dividend income	—	8,590	—	—	8,590
Interest (expense) income and other, net	(68,387)	—	45	—	(68,342)
Equity in earnings (loss) of subsidiaries	(405,039)	(2,244)	—	407,283	—

Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	(473,426)	(542,509)	309	407,283	(608,343)
Income tax benefit (expense)	18,316	61,202	(2,511)	—	77,007
Equity in net earnings of CareCentrix, including gain on sale	—	69,582	—	—	69,582

Income (loss) from continuing operations	(455,110)	(411,725)	(2,202)	407,283	(461,754)
Discontinued operations, net of tax	—	6,686	410	—	7,096

Net income (loss)	(455,110)	(405,039)	(1,792)	407,283	(454,658)
Noncontrolling interests	—	—	(452)	—	(452)

Net income (loss) attributable to Gentiva shareholders	$(455,110)	$(405,039)	$(2,244)	$407,283	$(455,110)

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$940,088	$26,717	$(9,163)	$957,642
Cost of services sold	—	443,412	17,511	(9,163)	451,760

Gross profit	—	496,676	9,206	—	505,882
Selling, general and administrative expenses	—	(425,346)	(3,842)	—	(429,188)
Gain on sale of assets, net	—	103	—	—	103
Interest (expense) income and other, net	(15,040)	—	60	—	(14,980)
Equity in earnings of subsidiaries	45,375	3,394	—	(48,769)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	30,335	74,827	5,424	(48,769)	61,817
Income tax benefit (expense)	6,001	(29,433)	(2,102)	—	(25,534)
Equity in net earnings of CareCentrix	—	1,281	—	—	1,281

Income from continuing operations	36,336	46,675	3,322	(48,769)	37,564
Discontinued operations, net of tax	—	(1,300)	205	—	(1,095)

Net income before noncontrolling interests	36,336	45,375	3,527	(48,769)	36,469
Non controlling interests	—	—	(133)	—	(133)

Net income	$36,336	$45,375	$3,394	$(48,769)	$36,336

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(31,545)	$44,344	$1,548	$—	$14,347

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(14,393)	(178)	—	(14,571)
Proceeds from sale of assets and businesses	—	142,281	52	—	142,333
Acquisition of businesses	—	(320)	—	—	(320)

Net cash provided by (used in) investing activities	—	127,568	(126)	—	127,442

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,005	—	—	—	7,005
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(43,438)	—	—	—	(43,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(210)	—	—	—	(210)
Other	—	1,157	(1,700)	—	(543)
Net payments related to intercompany financing	173,069	(173,069)	—	—	—

Net cash provided by (used in) financing activities	123,163	(171,912)	(1,700)	—	(50,449)

Net change in cash and cash equivalents	91,618	—	(278)	—	91,340
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$155,434	$—	$40,658	$—	$196,092

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,187)	$97,480	$(2,644)	$—	$91,649

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(9,161)	(148)	—	(9,309)
Proceeds from sale of assets and businesses	—	8,796	—	—	8,796
Acquisition of businesses	—	(834,919)	—	—	(834,919)

Net cash used in investing activities	—	(835,284)	(148)	—	(835,432)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,968	—	—	—	6,968
Windfall tax benefits associated with equity-based compensation	714	—	—	—	714
Proceeds from issuance of debt	1,075,000	—	—	—	1,075,000
Borrowings under revolving credit facility	30,000	—	—	—	30,000
Repayment under revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(237,000)	—	—	—	(237,000)
Repayment of Odyssey long-term debt	(108,822)	—	—	—	(108,822)
Debt issuance costs	(58,324)	—	—	—	(58,324)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(508)	—	—	—	(508)
Net payments related to intercompany financing	(740,452)	737,804	2,648	—	—

Net cash (used in) provided by financing activities	(67,409)	737,804	2,648	—	673,043

Net change in cash and cash equivalents	(70,596)	—	(144)	—	(70,740)
Cash and cash equivalents at beginning of period	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of period	$42,615	$—	$39,055	$—	$81,670

18.	Subsequent Event

Effective October 14, 2011, the Company finalized the sale of its homemaker services agencies in Joliet and Oak Park, Illinois to Premier Home Health Care Services, Inc. for total consideration of $2.4 million consisting of $2.0 million in cash and a receivable of $0.4 million held in escrow pending certain post closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of recently passed healthcare reform legislation and its subsequent implementation through government regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	ability to maintain compliance with our financial covenants under our Credit Agreement;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the year ended December 31, 2010 and in various other filings with the SEC, including in this Quarterly Report on Form 10-Q. The reader is encouraged to review these risk factors and filings.

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

Business and Overview

Gentiva Health Services, Inc. is a leading provider of home health services and hospice care serving patients through approximately 450 locations located in 42 states.

The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The Company’s operations involve servicing patients and customers through (i) its Home Health segment and (ii) its Hospice segment. Discontinued operations represent services and products provided to patients through the HME and IV businesses, the Company’s Rehab Without Walls® business and the Company’s homemaker services business.

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on October 31, 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012, as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The comparison of results of operations for the nine months ended September 30, 2011 and October 3, 2010 has been impacted significantly by the following items:

•

During the third quarter of 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement as the federal government works to reduce the federal deficit. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value. As such, the Company recognized an impairment loss of approximately $602.1 million during the third quarter and first nine months of 2011;

•

In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011 the Company continued to progress with its review of alternatives to replacing various field operating systems and in connection with that review recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statements of operations for the third quarter and first nine months of 2011;

•

The Company sold its remaining investment in CareCentrix and recognized dividend income of approximately $4.0 million and $8.6 million in the third quarter and first nine months of 2011, respectively, representing a 12% cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $68.3 million net gain on the sale of the remaining common and preferred stock of CareCentrix;

•

Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $89.6 million and $437.9 million for the third quarter and first nine months of 2011, respectively;

•

The Company recorded charges relating to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements of $9.8 million and $34.9 million in the third quarter and first nine months of 2011, respectively, and $22.8 million and $40.7 million in the third quarter and first nine months of 2010, respectively; and

•

The Company disposed of its Rehab Without Walls® business during the third quarter of 2011. The Company recognized a gain of approximately $9.1 million associated with the sale of this business. The Company also concluded the assets of the homemaker services agency met the definition of assets held for sale and included both the Rehab Without Walls® business and the homemaker services agency in discontinued operations for all periods presented.

The Company is currently in negotiations with its lenders under the Credit Agreement to obtain a waiver of compliance with its financial covenants or an amendment of its Credit Agreement for the fourth quarter of 2011. In addition, based on reductions in Medicare reimbursement for 2012 and possible outcomes from the Super Committee (a select group of 12 members of both the U.S. House of Representatives and U.S. Senate created under the Budget Control Act of 2011) working on proposals to further reduce federal deficit spending, the Company anticipates that it will be further out of compliance with its financial covenants under the Credit Agreement in 2012. If the Company does not meet its financial covenants and is unable to obtain a waiver or amendment of its Credit Agreement or other permitted remedies, the Company would default under its Credit Agreement which would allow its lenders to accelerate the amounts the Company owes under its Credit Agreement, or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing its debt.

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	Third Quarter			First Nine Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Home Health	$253.2	$264.0	(4.1%)	$763.6	$801.3	(4.7%)
Hospice	196.5	115.7	69.8%	586.0	156.3	275.0%

Total net revenues	$449.7	$379.7	18.5%	$1,349.6	$957.6	40.9%

A summary of the Company’s net revenues by payer follows (in millions):

	Third Quarter
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$200.3	$182.0	$382.3	$205.4	$107.5	$312.9
Medicaid and Local Government	13.2	8.0	21.2	14.7	4.6	19.3
Commercial Insurance and Other:
Paid at episodic rates	19.3	—	19.3	22.0	—	22.0
Other	20.4	6.5	26.9	21.9	3.6	25.5

Total net revenues	$253.2	$196.5	$449.7	$264.0	$115.7	$379.7

	First Nine Months
	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$601.7	$543.0	$1,144.7	$620.4	$145.2	$765.6
Medicaid and Local Government	39.8	23.4	63.2	45.7	6.2	51.9
Commercial Insurance and Other:
Paid at episodic rates	58.1	—	58.1	64.2	—	64.2
Other	64.0	19.6	83.6	71.0	4.9	75.9

Total net revenues	$763.6	$586.0	$1,349.6	$801.3	$156.3	$957.6

For the third quarter of 2011 as compared to the third quarter of 2010, net revenues increased by $70.0 million, or 18.5 percent, to $449.7 million from $379.7 million. For the first nine months of 2011 as compared to the first nine months of 2010, net revenues increased by $392.0 million, or 40.9 percent, to $1,349.6 million from $957.6 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2011 net revenues were $253.2 million, down $10.8 million, or 4.1 percent, from $264.0 million in the prior year period. For the first nine months of 2011, net revenues were $763.6 million, down $37.7 million, or 4.7 percent, from $801.3 million in the prior year period. The decrease is primarily attributable to the CMS reimbursement rate cut of 5.22 percent for 2011 and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.

Net revenues for the first nine months of 2011 were impacted by a net increase of approximately $2.3 million relating to businesses acquired or sold in fiscal year 2010. There was no similar impact in the third quarter of 2011.

The Company’s episodic revenues decreased 3.4 percent and 3.6 percent for the third quarter and first nine months of 2011, respectively. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	Third Quarter			First Nine Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Home Health
Medicare	$200.3	$205.4	(2.5%)	$601.7	$620.4	(3.0%)
Paid at episodic rates	19.3	22.0	(12.1%)	58.1	64.2	(9.5%)

Total	$219.6	$227.4	(3.4%)	$659.8	$684.6	(3.6%)

Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
			Percentage			Percentage
	2011	2010	Variance	2011	2010	Variance
Episodes	72,000	69,100	4.2%	216,400	211,600	2.3%
Revenue per episode	$3,050	$3,290	(7.3%)	$3,050	$3,240	(5.9%)

Episode volume for the third quarter and first nine months of 2011 increased 4.2 percent and 2.3 percent, respectively. Similarly, admissions increased by 4.8 percent for the third quarter, from 47,600 in the third quarter of 2010 to 49,900 in the third quarter of 2011, and by 1.9 percent for the first nine months of 2011, from 147,900 for the first nine months of 2010 to 150,700 in the first nine months of 2011. There were approximately 1.44 episodes for each admission during both the third quarter and first nine months of 2011. There were approximately 1.45 and 1.43 episodes, respectively, for each admission during the third quarter and first nine months of 2010.

In the third quarter and first nine months of 2011, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 86.7 percent and 86.4 percent, respectively, as compared to 86.1 percent and 85.4 percent, respectively, for the corresponding periods in 2010. In the third quarter of 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 49 percent as compared to 43 percent for the third quarter of 2010. In the first nine months of 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 48 percent as compared to 42 percent for the first nine months of 2010.

Revenues from Medicaid and Local Government payer sources were $13.2 million and $39.8 million in the third quarter and first nine months of 2011, respectively, as compared to $14.7 million and $45.7 million in the third quarter and first nine months of 2010, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $20.4 million in the third quarter of 2011 as compared to $21.9 million in the third quarter of 2010. For the first nine months of 2011 as compared to the corresponding period of 2010, revenues from Commercial Insurance and Other payer sources were $64.2 million and $71.0 million, respectively.

Hospice

Hospice revenues are derived from all three payer groups. Third quarter and first nine months of 2011 net revenues were $196.5 million and $586.0 million, respectively, as compared to $115.7 million and $156.3 million in the corresponding periods of 2010, respectively. The increase in revenues for the 2011 periods was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions, as well as growth in the Company’s existing Hospice operations.

The increase in revenues as a result of the Company’s acquisition of Odyssey and other smaller acquisitions is reflected in the following table (dollars in millions):

	Third Quarter	First Nine Months
Medicare	$83.3	$405.9
Medicaid and Local Government	3.5	17.6
Commercial Insurance and Other	2.8	14.4

Total net revenues	$89.6	$437.9

Key Company statistics relating to Hospice were as follows:

	Third Quarter			First Nine Months
	2011	2010	Percentage Variance	2011	2010	Percentage Variance
Average Daily Census	14,200	14,600	(2.7%)	14,000	14,200	(1.4%)
Revenue per Patient Day	$150	$148	1.4%	$153	$146	4.8%

For the third quarter of 2011, Average Daily Census (“ADC”) approximated 14,200 patients as compared to 14,600 patients, reflecting Odyssey’s ADC of approximately 12,800 patients from the acquisition date, August 17, 2010 to October 3, 2010 and an ADC of approximately 1,800 patients for Gentiva’s existing Hospice business for the third quarter of 2010. The average length of stay of patients at discharge was 86 days and 88 days for the third quarter and first nine months of 2011, respectively, as compared to 84 days and 87 days for the third quarter and first nine months of 2010, respectively.

Medicare revenues were $182.0 million and $543.0 million in the third quarter and first nine months of 2011, respectively, as compared to $107.5 million and $145.2 million in the corresponding periods of 2010. Medicaid revenues were $8.0 million and $23.4 million for the third quarter and first nine months of 2011, respectively, as compared to $4.6 million and $6.2 million for the corresponding periods of 2010. Commercial Insurance and Other revenues in the third quarter and first nine months of 2011 were $6.5 million and $19.6 million, respectively, as compared to $3.6 million and $4.9 million in the corresponding periods of 2010.

Gross Profit

(Dollars in millions)	Third Quarter			First Nine Months
	2011	2010	Variance	2011	2010	Variance
Gross Profit:
Home Health	$124.3	$141.9	$(17.6)	$388.2	$435.1	$(46.9)
Hospice	82.5	52.5	30.0	253.5	70.8	182.7

Total	$206.8	$194.4	$12.4	$641.7	$505.9	$135.8
As a percent of revenue:
Home Health	49.1%	53.8%	(4.7%)	50.8%	54.3%	(3.5%)
Hospice	42.0%	45.3%	(3.3%)	43.3%	45.3%	(2.0%)
Total	46.0%	51.2%	(5.2%)	47.5%	52.8%	(5.3%)

Gross profit increased by $12.4 million, or 6.4 percent, for the third quarter of 2011 as compared to the third quarter of 2010. For the first nine months of 2011, gross profit increased by $135.8 million, or 26.8 percent, as compared to the first nine months of 2010.

The overall decrease in gross margin within the Home Health segment as outlined above resulted from the (i) 5.22 percent net decrease in Medicare reimbursement for 2011, partially offset by (ii) growth in the Company’s specialty programs, and (iii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues decreased, as noted in the table above, for both the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010. The decrease in gross profit percentage was primarily related to slightly higher labor costs in the markets served by Odyssey as well as the mix of patient care provided by Odyssey as compared to legacy Gentiva operations.

Gross profit was impacted by depreciation expense of $0.2 million and $0.7 million in the third quarter and first nine months, respectively, as compared to $0.2 million and $0.6 million in the third quarter and first nine months of 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7.9 percent, or $13.3 million, to $182.6 million for the quarter ended September 30, 2011, as compared to $169.3 million for the quarter ended October 3, 2010, and increased 27.5 percent, or $117.8 million, to $547.0 million for the nine months ended September 30, 2011, as compared to $429.2 million for the nine months ended October 3, 2010.

If charges, as noted below, relating to cost savings initiatives, acquisition and integration, other restructuring and legal settlements of $9.8 million and $34.9 million in the third quarter and first nine months of 2011, respectively, and $22.8 million and $40.7 million in the third quarter and first nine months of 2010, respectively, were excluded, the increase in selling, general and administrative expenses would have been 17.9 percent or $26.2 million for the quarter ended September 30, 2011 as compared to the quarter ended October 3, 2010 and 31.8 percent and $123.7 million for the nine months ended September 30, 2011 as compared to the nine months ended October 3, 2010.

The increase in the third quarter of 2011, as compared to the third quarter of 2010, was primarily attributable to (i) Hospice field operating, selling and administrative costs ($21.7 million), of which $20.8 million was attributable to acquired operations, (ii) Home Health field operating, selling and administrative costs ($6.7 million), (iii) legal settlements ($6.5 million), (iv) depreciation and amortization ($1.5 million) and (v) equity-based compensation expense ($0.5 million). These costs were partially offset by a decrease in (i) corporate administrative expenses ($3.9 million), (ii) acquisition and integration charges primarily attributable to acquired operations ($19.4 million) and (iii) provision for doubtful accounts ($0.3 million).

The increase in the first nine months of 2011 as compared to the first nine months of 2010 was primarily attributable to (i) Hospice field operating, selling and administrative costs ($106.2 million), of which $102.7 million was attributable to acquired operations, (ii) depreciation and amortization ($7.8 million), (iii) increase in provision for doubtful accounts ($2.7 million), (iv) Home Health field operating, selling and administrative costs ($12.7 million), (v) equity-based compensation expense ($1.2 million) and (vi) legal settlements ($11.3 million). These costs were partially offset by a decrease in (i) acquisition and integration charges primarily attributable to acquired operations ($17.2 million) and (ii) corporate administrative expenses ($6.9 million).

Depreciation and amortization expense included in selling, general and administrative expenses was $7.2 million and $21.9 million in the third quarter and first nine months of 2011, respectively, as compared to $5.7 million and $14.1 million for the corresponding periods of 2010, primarily related to the acquisition of Odyssey.

Goodwill, intangibles and other long-lived asset impairment

During the third quarter and first nine months of 2011, the Company recorded non-cash charges of $643.3 million related to impairment of goodwill, intangibles and other long lived assets.

During the third quarter of 2011, the Company determined an interim impairment test was required due to changes in the Company’s business climate, including uncertainties around Medicare reimbursement as the federal government works to reduce the federal deficit, that would more likely than not reduce the fair value of the Company’s identifiable intangible assets and goodwill below their carrying amounts. The results of the impairment test indicated impairment of both goodwill and identifiable intangible assets. The Company recognized an impairment loss of approximately $602.1 million during the third quarter and first nine months of 2011.

In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company finalized its review of alternatives to replacing various field operating systems, and in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statements of operations for the third quarter and first nine months of 2011.

Dividend Income

During the third quarter and first nine months of 2011, the Company sold its remaining investment in CareCentrix Holdings Inc. The Company recognized dividend income in the third quarter and first nine months of 2011 of approximately $4.0 million and $8.6 million, respectively, representing accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company’s consolidated statements of operations. The Company also recognized a net gain of approximately $68.3 million which was reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statements of operations. See Note 3 to the Company’s consolidated financial statements for additional information.

Interest Income and Interest Expense and Other

For the third quarter and first nine months of 2011, net interest expense and other was approximately $20.7 million and $68.3 million, respectively, consisting primarily of interest expense and other of $21.3 million and $70.3 million, respectively, associated with (i) borrowings under the credit facilities and Senior Notes, (ii) fees associated with outstanding letters of credit and (iii) amortization of debt issuance costs, partially offset by interest income of $0.6 million and $2.0 million earned on investments and existing cash balances, respectively, and for the first nine months of 2011, charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.

For the third quarter and first nine months of 2010, net interest expense and other was approximately $12.8 million and $15.0 million, respectively, consisting primarily of interest expense and other of $13.4 million and $17.0 million, respectively, associated with (i) borrowings under the credit facilities and Senior Notes, (ii) fees associated with outstanding letters of credit, and (iii) amortization of debt issuance costs, partially offset by interest income of $0.6 million and $2.0 million, respectively, earned on investments and existing cash balances.

The increase in interest expense and other between the 2011 and 2010 periods related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition.

Income Tax Expense

The Company’s provision for income taxes consists of current and deferred federal and state income tax expense. On continuing operations, the Company recorded an income tax benefit of $87.5 million for the third quarter of 2011 and an income tax benefit of $77.0 million for the nine months ended September 30, 2011. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 12.7 percent for the first nine months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.7 percent), offset by impairment of goodwill, intangibles and other long-lived assets (approximately 26.2 percent) and other items (approximately 0.8 percent). In addition, the Company recorded reserves relating to uncertain tax positions associated with the deductibility of a portion of the Company’s payment to the Office of the Inspector General, as well as for uncertain tax positions on other legal settlement reserves. Excluding the tax impact of the impairment charges and reserves for uncertain tax positions, the Company’s effective tax rate relating to its continuing operations for both the third quarter and first nine months of 2011 would have been 39.6 percent.

The Company recorded a federal and state income tax provision of $4.6 million for the third quarter of 2010 and $25.5 million for the first nine months of 2010. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.3 percent for the first nine months of 2010 is primarily due to state taxes, net of federal benefit (approximately 5.0 percent) and an increase in a capital loss and related valuation allowance relating to the CareCentrix legal settlement (approximately 2.5 percent) offset somewhat by items relating to Odyssey including positive changes in Odyssey tax reserves subsequent to the acquisition date net of certain non-deductible transaction costs (approximately 0.6 percent), and various other items (approximately 0.6 percent).

Discontinued Operations, Net of Tax

For the third quarter and first nine months of 2011, discontinued operations, net of tax reflected a gain of $6.0 million, or $0.20 per diluted share, and $7.1 million, or $0.23 per diluted share, respectively. For the first nine months of 2011, discontinued operations included a pre-tax gain of approximately $9.1 million on the sale of the Company’s Rehab Without Walls® business.

For the first nine months of 2010, discontinued operations, net of tax reflected a loss of $1.1 million, or $0.04 per diluted share. For the first nine months of 2010, discontinued operations included a pre-tax gain on the sale of the HME and IV businesses of $0.1 million.

Net (Loss) Income Attributable to Gentiva Shareholders

For the third quarter and first nine months of 2011, net loss attributable to Gentiva shareholders was $473.8 million, or $15.62 per diluted share, and $455.1 million, or $15.04 per diluted share, respectively. For the third quarter and first nine months of 2010, net income attributable to Gentiva shareholders was $8.1 million, or $0.27 per diluted share, and $36.3 million, or $1.19 per diluted share, respectively.

The Company uses adjusted income from continuing operations as a supplemental measure of our performance, a non-GAAP financial measure. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding charges relating primarily to cost savings initiatives acquisition and integration activities, other restructuring and legal settlements, dividend income, gain on sale of assets, net of taxes and goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders, to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted income from continuing operations attributable to Gentiva shareholders, is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.

After adjusting for certain one-time items which include (i) goodwill, intangibles and other long-lived asset impairment, (ii) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, (iii) dividend income, (iv) cost savings initiatives, acquisition and integration costs, other restructuring, and legal settlements and (v) tax reserves on OIG legal settlements, as noted in the tables below, adjusted income from continuing operations attributable to Gentiva shareholders was $8.3 million, or $0.27 per diluted share, for the third quarter of 2011 as compared to $21.6 million, or $0.71 per diluted share, for the corresponding period of 2010. For the first nine months of 2011, adjusted income from continuing operations attributable to Gentiva shareholders was $38.0 million, or $1.23 per diluted share as compared to $62.7 million, $2.05 per diluted share for the first nine months of 2010.

A reconciliation of Adjusted income from continuing operations attributable to Gentiva shareholders to (Loss) income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2011			October 3, 2010
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$8,285	$0.27		$21,562	$0.71
Goodwill, intangibles and other long-lived asset impairment	(643,305)	(547,118)	(18.03)	—	—	—
Gain on sale of CareCentrix included in equity in net earnings of CareCentrix	—	68,328	2.24	—	—	—
Dividend income	3,977	2,630	0.09	—	—	—
Restructuring, legal settlement and acquisition and integration costs	(9,845)	(6,356)	(0.21)	(22,764)	(13,494)	(0.44)
Tax reserves on OIG legal settlement	(5,503)	(5,503)	(0.18)	—	—	—

(Loss) income from continuing operations attributable to Gentiva shareholders		(479,734)	(15.82)		8,068	0.27
Add back: Net income attributable to noncontrolling interests		134	—		133	—

(Loss) income from continuing operations		$(479,600)	$(15.82)		$8,201	$0.27

	For the Nine Months Ended
	September 30, 2011			October 3, 2010
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$37,953	$1.23		$62,698	$2.05
Goodwill, intangibles and other long-lived asset impairment	(643,305)	(547,118)	(18.08)	—	—	—
Gain on sale of assets, net	—	—	—	103	103	0.01
Gain on sale of CareCentrix included in equity in net earnings of CareCentrix	—	68,328	2.26	—	—	—
Dividend income	8,590	5,435	0.18	—	—	—
Restructuring, legal settlement and acquisition and integration costs	(34,856)	(21,301)	(0.70)	(40,731)	(25,370)	(0.83)
Tax reserves on OIG legal settlement	(5,503)	(5,503)	(0.18)	—	—	—
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	(0.02)	—	—	—

(Loss) income from continuing operations attributable to Gentiva shareholders		(462,206)	(15.27)		37,431	1.23
Add back: Net income attributable to noncontrolling interests		452	0.01		133	—

(Loss) income from continuing operations		$(461,754)	$(15.26)		$37,564	$1.23

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

In connection with the Odyssey acquisition, the Company entered into a new credit agreement that provided for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $125.0 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 11 to the Company’s consolidated financial statements for additional information.

During the first nine months of 2011, net cash provided by operating activities was $14.3 million. In addition, the Company had proceeds of $142.3 million from the sale of its ownership interest in CareCentrix and its Rehab Without Walls® business and $7.0 million from the issuance of common stock upon exercise of stock options and from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2011, the Company used $13.5 million for debt issuance costs, $43.4 million for the repayment of debt and $14.6 million for capital expenditures.

Net cash provided by operating activities decreased by $77.3 million from $91.6 million for the first nine months of 2010 to $14.3 million in the first nine months of 2011. The decrease was primarily due to changes in current liabilities ($69.8 million), accounts receivable ($28.6 million), and other ($6.0 million) offset by net cash provided by operations prior to changes in assets and liabilities ($3.4 million), and prepaid expenses and other current assets ($23.7 million).

Adjustments to add back non-cash items affecting net (loss) income are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30, 2011	October 3, 2010	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(454,658)	$36,469	$(491,127)
Adjustments to add back non-cash items affecting net (loss) income:
Depreciation and amortization	22,534	14,774	7,760
Amortization of debt issuance costs	12,857	2,054	10,803
Provision for doubtful accounts	5,744	7,458	(1,714)
Equity-based compensation expense	5,863	4,624	1,239
Windfall tax benefits associated with equity-based compensation	(194)	(714)	520
Goodwill, intangibles and other long-lived asset impairment	643,305	—	643,305
Gain on sale of assets and businesses, net	(9,088)	(169)	(8,919)
Equity in net earnings of CareCentrix, including gain on sale	(69,582)	(1,281)	(68,301)
Deferred income tax expense	(95,672)	(5,456)	(90,216)

Total cash provided by operations prior to changes in assets and liabilities	$61,109	$57,759	$3,350

The $3.4 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2011 and 2010 periods is primarily related to net (loss) income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of assets and businesses, goodwill, intangibles and other long-lived asset impairment and deferred income taxes.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Nine Months Ended
	September 30, 2011	October 3, 2010	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(1,876)	$4,664	$(6,540)
Payroll and related taxes	(16,328)	(14,458)	(1,870)
Deferred revenue	3,231	4,737	(1,506)
Medicare liabilities	(11,726)	9,329	(21,055)
Obligations under insurance programs	(7,347)	2,359	(9,706)
Accrued nursing home costs	(2,489)	12,186	(14,675)
Other accrued expenses	(14,518)	(70)	(14,448)

Total changes in current liabilities	$(51,053)	$18,747	$(69,800)

The primary drivers for the $69.8 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a negative impact of $6.5 million between the 2010 and 2011 reporting periods, primarily related to timing of payments.

•

Payroll and related taxes, which had a negative impact of $1.9 million between the 2010 and 2011 reporting periods, primarily due to the acquisition of Odyssey and timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $1.5 million between the 2010 and 2011 reporting periods.

•

Medicare liabilities, which had a negative impact of $21.1 million between the 2010 and 2011 reporting periods, primarily related to the payment of $12.5 million in settlement of the 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods.

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $9.7 million between the 2010 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs in 2010.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $14.7 million between the 2010 and 2011 reporting periods, due primarily to the acquisition of Odyssey.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $14.4 million between the 2010 and 2011 reporting periods, due primarily to timing of accrued interest payments under the Company’s credit facilities, payments under the Company incentive compensation program and payments of accrued costs associated with the Odyssey acquisition.

Working capital at September 30, 2011 was approximately $233 million, an increase of $108 million, as compared to approximately $125 million at December 31, 2010, primarily due to:

•	a $91 million increase in cash and cash equivalents, primarily due to the sale of the Company’s investment in CareCentrix;

•	a $3 million increase in deferred tax assets;

•	a $1 million increase in accounts receivable offset by;

•	a $12 million decrease in prepaid expenses and other current assets; and

•

a $25 million decrease in current liabilities, consisting of decreases in Medicare liabilities ($12 million), obligations under insurance programs ($7 million), nursing home costs ($2 million), current portion of long-term debt ($12 million), accounts payable ($2 million), payroll and related taxes ($16 million) partially offset by an increase in deferred revenue ($3 million) and an increase in other accrued expenses ($23 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of September 30, 2011 and December 31, 2010 was 50 and 47 days, respectively.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days and 40 days at September 30, 2011 and December 31, 2010, respectively.

Accounts receivable attributable to major payer sources of reimbursement at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$188,942	$173,322	$12,943	$1,944	$733
Medicaid and Local Government	41,263	34,290	6,298	663	12
Commercial Insurance and Other	37,115	29,002	5,907	1,796	410
Self - Pay	2,474	960	816	556	142

Gross Accounts Receivable	$269,794	$237,574	$25,964	$4,959	$1,297

	December 31, 2010
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$186,621	$168,386	$13,025	$4,504	$706
Medicaid and Local Government	36,096	27,577	6,376	842	1,301
Commercial Insurance and Other	41,913	33,949	5,404	2,409	151
Self - Pay	2,612	1,070	908	512	122

Gross Accounts Receivable	$267,242	$230,982	$25,713	$8,267	$2,280

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Third Quarter Ended
	2011			2010
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	79%	93%	85%	78%	93%	82%
Medicaid and Local Government	5	4	5	6	4	5
Commercial Insurance and Other:
Paid at episodic rates	8	—	4	8	—	6
Other	8	3	6	8	3	7

Total net revenues	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	2011			2010
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	79%	93%	85%	77%	93%	80%
Medicaid and Local Government	5	4	5	6	4	5
Commercial Insurance and Other:
Paid at episodic rates	8	—	4	8	—	7
Other	8	3	6	9	3	8

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Affordable Care Act, a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During both the third quarter and first nine months of 2011, approximately 23 percent of the Company’s episodic revenue was generated in designated rural areas.

In November 2010, CMS announced final changes to Medicare home health payments for calendar year 2011 which represents a net decrease in reimbursement of approximately 5.22 percent to a base episodic rate of $2,192 for 2011 as compared to a base episodic rate of $2,313 for 2010. On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.4 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent to $2,139. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case-mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on the Company’s revenues in 2012 in addition to the base rate decrease. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

	Net Market	Case Mix	Outlier		Net	Base
	Basket	Creep	Payment	Rural	Reimbursement	Episodic
Calendar Year	Update	Adjustment	Adjustment	Add-on / Other	Change	Rate
2012	1.40%	(3.79%)	—	—	(2.39%)	$2,139
2011	1.10%	(3.79%)	(2.50%)	0.30%	(4.89%)	$2,192
2010	2.00%	(2.75%)	2.50%	0.50%	2.25%	$2,313
2009	2.90%	(2.75%)	—	—	0.15%	$2,272
2008	3.00%	(2.75%)	—	—	0.25%	$2,270

Actual episodic rates will vary from the base episodic rates noted in the table above due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient, (ii) wage indices applicable to the geographic region where the services are performed and (iii) the impact of the rural add-on provision.

As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician, or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. In addition, the Affordable Care Act requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30-day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place. The face-to-face requirements for home health and hospice providers became effective January 1, 2011. However, CMS delayed full enforcement of the requirements until April 1, 2011. In addition, in July 2011, CMS proposed comparable face-to-face encounters for people receiving Medicaid home health services.

The Affordable Care Act also imposed additional therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients needing 13 or more or 19 or more therapy visits, a qualified therapist must perform the therapy service required, re-assess the patient, and measure and document the effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient. The new therapy assessment requirements were effective April 1, 2011.

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

Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In May 2011, CMS announced the cap amount for the 2011 cap year of $24,528 per beneficiary, which was from November 1, 2010 through October 31, 2011.

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

Credit Arrangements

The Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

Advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $41.8 million at September 30, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

As of September 30, 2011, the mandatory aggregate principal payments of long-term debt are $20.3 million in 2012 and $38.8 million in each of the years 2013 and 2014, $107.5 million in 2015 and $802.7 million thereafter. There are no mandatory aggregate principal payments of long-term debt remaining in 2011. The weighted average cash interest rate on outstanding borrowings was 6.9 percent per annum at September 30, 2011 and 8.2 percent per annum at December 31, 2010.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. During the nine months ended September 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the first quarter of 2012, at which time a principal payment of $0.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. During the nine months ended September 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan B facility. There are no required payments on the Company’s Term Loan B facility until the end of the fourth quarter of 2012, at which time a principal payment of $0.6 million is required and $3.4 million per quarter, thereafter.

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (the “Amendment”), which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s variable rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A as reflected in the table below.

	Amended Applicable Rate		Previous Applicable Rate
Consolidated	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
Leverage Ratio	Term A Facility	Term A Facility	Term A Facility	Term A Facility
> 3.0:1	3.25%	2.25%	5.00%	4.00%
> 2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

In addition, the Amendment provided for a reduction in the Company’s minimum consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratios of 2.75 to 1.00.

Gentiva may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company was subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Subsequent to September 9, 2011, no similar prepayment premium exists. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the table below and a minimum interest coverage ratio of 2.25 to 1.00 and also contains certain customary affirmative covenants and events of default. As of September 30, 2011, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio is as follows:

Maximum Consolidated
For the period	Leverage Ratio
August 17, 2010 to September 30, 2011	< 4.75:1
October 1, 2011 to September 30, 2012	< 4.50:1
October 1, 2012 to September 30, 2013	< 3.75:1
Thereafter	< 3.00:1

As of September 30, 2011, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 2.6x.

While the Company was in compliance with all covenants in the Credit Agreement at September 30, 2011, the Company is currently in negotiations with its lenders under the Credit Agreement to obtain a waiver of compliance with its financial covenants or an amendment of its Credit Agreement for the fourth quarter of 2011. In response to changes in the Company’s business climate and uncertainties involving Medicare reimbursement as the federal government works to reduce the federal deficit, the Company is currently undergoing cost savings initiatives in order to reduce its ongoing operating costs. These initiatives include (i) the closing or divestiture of 33 home health branches and 9 hospice branches and (ii) significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company expects to record charges of $20 million to $25 million in the fourth quarter of 2011, related to severance costs, facility lease and other costs. As such, absent any changes, the Company will be out of compliance with the maximum consolidated leverage ratio in the Credit Agreement, which reduces to 4.5x for such quarter and therefore, in default. In addition, based on reductions in Medicare reimbursement for 2012 and possible outcomes from the Super Committee (a select group of 12 members of both the U.S. House of Representatives and U.S. Senate created under the Budget Control Act of 2011) working on proposals to further reduce federal deficit spending, the Company anticipates that it will be further out of compliance with its financial covenants under the Credit Agreement in 2012. If the Company does not meet its financial covenants and is unable to obtain a waiver or amendment of its Credit Agreement or other permitted remedies, the Company would default under its Credit Agreement which would allow its lenders to accelerate the amounts the Company owes under its Credit Agreement, or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing its debt.

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

Capital Expenditures

The Company’s capital expenditures for the nine months ended September 30, 2011 were $14.6 million as compared to $9.3 million for the nine months ended October 3, 2010. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will approximate $17 million for 2011. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $196.1 million as of September 30, 2011, including operating funds of approximately $5.5 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets. During the first nine months of 2011, the Company paid $12.5 million associated with the settlement of the 2003 subpoena. See Note 14 to the Company’s consolidated financial statements for additional information.

During the nine months ended September 30, 2011, the Company had no repurchases of its outstanding common stock. The Company’s Credit Agreement and the indenture governing the Senior Notes provide for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $10.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had outstanding borrowings of $1.008 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 30, 2011 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations:
Term loan repayments	$683,125	$13,437	$74,688	$595,000	$—
Bonds repayment	325,000	—	—	—	325,000
Interest payments (1)	412,869	69,323	134,742	124,710	84,094
Capital lease obligations	241	171	67	3	—
Operating lease obligations	126,578	45,369	57,685	21,506	2,018

Total	$1,547,813	$128,300	$267,182	$741,219	$411,112

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At September 30, 2011, the cash interest rate on the Company’s term loan borrowings approximated 6.9 percent per annum.

During the nine months ended September 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the first quarter of 2012, at which time a principal payment of $0.9 million is required and $6.3 million per quarter thereafter. During the nine months ended September 30, 2011, the Company made prepayments totaling $16.6 million on its Term Loan B facility. There are no required payments on the Company’s Term Loan B facility until the end of the fourth quarter of 2012, at which time a principal payment of $0.6 million is required and $3.4 million per quarter, thereafter.

The Company had total letters of credit outstanding of approximately $41.8 million at September 30, 2011 and $54.6 million at December 31, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million and $4.5 million at September 30, 2011 and December 31, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for the remainder of 2011 and 2012 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of September 30, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $683.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.8 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Federal Securities Class Action Litigation

On September 14, October 11, October 20 and October 25, 2011, four putative shareholder class action complaints, captioned Cement Masons & Plasterers Joint Pension Trust v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4433, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4906, Arkansas Teacher Retirement System v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5126, and Douglas Dahlgard v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5199, respectively, were filed in the United States District Court for the Eastern District of New York. The Cement Masons, International Union, Arkansas Teacher and Dahlgard actions name Gentiva and certain current and former officers as defendants, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaints allege that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010 (Cement Masons), July 31, 2008 and September 30, 2011 (International Union and Arkansas Teacher) and July 31, 2008 and October 4, 2011 (Dahlgard).

On October 5, 2011, the Cement Masons & Plasterers Joint Pension Trust (“Cement Masons”) requested that the Court consolidate the Cement Masons action with the putative shareholder class action captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, which was filed in the United States District Court for the Eastern District of New York on November 2, 2010, and further requested that the Court appoint Cement Masons lead plaintiff. On October 11, 2011, the International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware (“International Union”) requested consolidation of the Cement Masons action and the International Union action with the Endress action and further requested that the Court appoint International Union lead plaintiff. On October 20, 2011, the Arkansas Teacher Retirement System (“Arkansas Teacher”) requested consolidation of the Cement Masons, International Union and Arkansas Teacher actions with the Endress action and further requested that the Court appoint Arkansas Teacher lead plaintiff. On October 27, 2011, Douglas Dahlgard (“Dahlgard”) requested consolidation of the Cement Masons, International Union, Arkansas Teacher and Dahlgard actions with the Endress action and further requested that the Court appoint Dahlgard lead plaintiff.

On November 2, 2011, the Court (i) granted plaintiff Endress’ motion to withdraw as plaintiff; (ii) ordered the consolidation of the Endress, Cement Masons, International Union, Arkansas Teacher and Dahlgard actions under the caption In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064; and (iii) set a deadline of January 2, 2012 for all motions by any putative class member seeking to be appointed lead plaintiff.

The defendants have not yet responded to the complaints. Given the preliminary stage of the actions, the Company is unable to assess the probable outcome or potential liability, if any, arising from these actions on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these actions at this time. The defendants intend to defend themselves vigorously in the actions.

Shareholder Derivative Litigation

On October 7 and October 13, 2011, two shareholder derivative complaints, captioned Stevens v. Strange, et al., Civil Action No. 11-CV-3429, and Cuzzola v. Strange, et al., Civil Action No. 11-CV-3506, respectively, were filed in the United States District Court for the Northern District of Georgia. The Stevens and Cuzzola actions, which name Gentiva’s current directors and one former officer as defendants, allege, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also assert a claim under Section 14(a) of the Securities Exchange Act of 1934, as amended. Specifically, the complaints allege that Gentiva’s Board of Directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaints further allege that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading.

On October 31, 2011, an additional shareholder derivative complaint, captioned Grossi v. Strange, et al., Civil Action No. 11-CV-11728-6, was filed in Superior Court of DeKalb County in the State of Georgia. The action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The complaint alleges that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock.

The defendants have not yet responded to the complaints. Given the preliminary stage of the actions, the Company is unable to assess the probable outcome or potential liability, if any, arising from these actions on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these actions at this time. The defendants intend to defend themselves vigorously in the actions.

See also Note 14 to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below have been added, updated or restated to provide additional information. The risk factors should be read in conjunction with the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended December 31, 2010.

If we are unable to obtain a waiver or amendment, our inability to maintain compliance with the financial covenants under our Credit Agreement may have a material adverse affect on our financial condition.

Our Credit Agreement requires us to maintain certain financial ratios, including a maximum consolidated leverage ratio and a minimum interest coverage ratio. While we were in compliance with all covenants in the Credit Agreement at September 30, 2011, we are, in response to changes in our business climate and uncertainties involving Medicare reimbursement as the federal government works to reduce the federal deficit, currently undergoing cost savings initiatives in order to reduce our ongoing operating costs. These initiatives include (1) the closing or divestiture of 33 home health branches and 9 hospice branches and (ii) significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, we expect to record charges of $20 million to $25 million in the fourth quarter of 2011, related to severance costs, facility lease and other costs. As such, absent any changes, we will be out of compliance with the maximum consolidated leverage ratio in the Credit Agreement, which reduces to 4.5x for such quarter and therefore, in default. In addition, based on reductions in Medicare reimbursement for 2012 and possible outcomes from the Super Committee (a select group of 12 members of both the U.S. House of Representatives and U.S. Senate created under the Budget Contract Act of 2011) working on proposals to further reduce federal deficit spending, we anticipate that we will be further out of compliance with our financial covenants under the Credit Agreement in 2012. If we do not meet our financial covenants and are unable to obtain a waiver or amendment of our Credit Agreement or other permitted remedies, we would default under our Credit Agreement which would allow our lenders to accelerate the amounts we owe under our Credit Agreement, or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing our debt. As a result, any breach of our financial covenants may have a material adverse effect on us and our financial condition.

The Senate Finance Committee conducted an inquiry into certain of our practices, and the SEC has commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System.

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from us regarding our Medicare utilization rates and amount of therapy services furnished to each beneficiary. The letter was sent to all of the publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between CMS home health policies and the utilization rates of some home health agencies. As part of our initial production of documents, on May 26, 2010 the Senate Finance Committee requested supplemental information relating to our compliance program, policies and procedures and billing manuals. We responded to this request as well as to supplemental requests for information.

On October 3, 2011, the Senate Finance Committee released its report on its inquiry into the home health therapy practices of publicly traded home healthcare companies. The report was generally critical of certain practices of certain of the companies, including Gentiva. We maintain our belief that we have provided and are providing the highest quality of care and have received and continue to receive payment within the standards set forth by the reimbursement system established by CMS. We are unable to assess the probable outcome or potential liability, if any, arising from this matter on our business, financial condition, results of operations, liquidity or capital resources. We do not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Additionally, on July 13, 2010, the SEC informed us that it has commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, we received subpoena from the SEC requesting certain documents in connection with its investigation. Similar to the Senate Finance Committee request, the SEC subpoena, among other things, focuses on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents sent to the Senate Finance Committee. We responded the SEC’s request. We are unable to assess the probable outcome or potential liability, if any, arising from the matter.

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

On November 2, 2010, the Centers for Medicare & Medicaid Services (“CMS”) announced final changes to home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision enacted under the Affordable Care Act, represents a net decrease in Medicare home health reimbursement of approximately 4.89 percent in 2011 as compared to 2010. The 2011 Medicare home health reimbursement changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep negative adjustment of 3.79 percent and (v) fractional benefits resulting from the rural add-on provision and wage index updates. On October 31, 2011, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.4 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include additional negative 1.32 percent change in case mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on our revenues in 2012 in addition to the base rate decrease. There can be no assurance these changes will not adversely affect us.

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

Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare. In May 2011, CMS announced that the Medicare cap would be $24,528 per beneficiary for the 2011 cap year, which is from November 1, 2010 through October 31, 2011. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.

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

In November 2010, CMS announced final changes to home health payments for calendar year 2011 which, together with the remaining impact of the rural add-on provision enacted under the Affordable Care Act, represents a net decrease in Medicare reimbursement of approximately 4.89 percent in 2011 as compared to 2010. The changes consist of (i) a 2.1 percent positive market basket update, (ii) a 1.0 percent reduction to the market basket update as directed by healthcare reform, (iii) a 2.5 percent reduction in the base rate to reverse the 2010 benefit resulting from changes in the home health outlier policy, (iv) a case mix creep negative adjustment of 3.79 percent, and (v) fractional benefits resulting from the rural add-on provision and wage index updates. On October 31, 2011, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.4 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include additional negative 1.32 percent change in case mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on our revenues in 2012 in addition to the base rate decrease.

Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee. (5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)

4.5	Form of 11.5% Senior Note. (6)

10.1	Executive Non-Solicitation, Non-Competition and Confidentiality Agreement dated as of October 26, 2009 with Eric R. Slusser*+(contains schedules or similar attachments and replaces in its entirety Exhibit 10.26 to Form 10-K of Company for fiscal year ended December 31, 2010).

10.2	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.1 to Form 8-K of Company dated and filed August 17, 2010).

10.3	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N. A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.4 to Form 8-K of Company dated and filed August 17, 2010).

10.4	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N.A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.5 to Form 8-K of Company dated and filed August 17, 2010).

10.5	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc., and Banc of America Securities LLC, as representatives of the initial purchasers* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.6 to Form 8-K of Company dated and filed August 17, 2010).

10.6	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.1 to Form 8-K of Company dated and filed March 9, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 8, 2011	/s/ Tony Strange
Tony Strange
Chairman, Chief Executive Officer and President

Date: November 8, 2011	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (4)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (3)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee. (5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)

4.5	Form of 11.5% Senior Note. (6)

10.1	Executive Non-Solicitation, Non-Competition and Confidentiality Agreement dated as of October 26, 2009 with Eric R. Slusser*+(contains schedules or similar attachments and replaces in its entirety Exhibit 10.26 to Form 10-K of Company for fiscal year ended December 31, 2010).

10.2	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.1 to Form 8-K of Company dated and filed August 17, 2010).

10.3	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N. A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.4 to Form 8-K of Company dated and filed August 17, 2010).

10.4	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N.A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.5 to Form 8-K of Company dated and filed August 17, 2010).

10.5	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc., and Banc of America Securities LLC, as representatives of the initial purchasers* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.6 to Form 8-K of Company dated and filed August 17, 2010).

10.6	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent* (contains schedules or similar attachments and replaces in its entirety Exhibit 10.1 to Form 8-K of Company dated and filed March 9, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement