Form 10-K
period 2011-12-31
GENTIVA HEALTH SERVICES INC
filed 2012-03-13
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of registrant’s most recently completed second fiscal quarter, was $600,798,732 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.

The number of shares outstanding of the registrant’s common stock, as of March 7, 2012, was 30,901,852.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2012 Annual Meeting of Shareholders is incorporated by reference into PART III.

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

Special Caution Regarding Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of healthcare reform legislation and its implementation through governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks, or terrorist acts;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	ability to maintain compliance with financial covenants under the Company’s credit agreement;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.

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

Introduction

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services and hospice services serving patients through approximately 420 locations in 41 states.

The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.

The Company’s operations involve servicing patients and customers through (i) its Home Health segment and (ii) its Hospice segment. Discontinued operations represent services and products provided to patients through the respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses, the Company’s Rehab Without Walls® business and the Company’s homemaker services business in Illinois.

In the fourth quarter of 2011, the Company closed or divested 34 home health branches and 9 hospice branches. The Company entered into asset purchase agreements that covered the divestiture of the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement that covered the divestiture of the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. In connection with these agreements, the Company received consideration of approximately $1.6 million and recognized a net gain before income taxes of approximately $0.7 million included in gain on sale of assets and businesses, net. See Note 4 to the Company’s consolidated financial statements for additional information.

Effective October 14, 2011, the Company sold its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 to the Company’s consolidated financial statements for additional information.

During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statements of operations. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statements of operations. At December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. See Note 7 to the Company’s consolidated financial statements for additional information.

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business. The financial results of the Rehab Without Walls® business are presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 to the Company’s consolidated financial statements for additional information about the disposition.

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 4 and 11 to the Company’s consolidated financial statements for additional information about the acquisition and related financing.

In February 2010, the Company consummated the sale of its respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses. The financial results of these operating segments, for all periods presented, are reported as discontinued operations in the Company’s consolidated financial statements.

In addition, the Company has completed various other transactions impacting the Company’s results of operations and financial condition as further described in Note 4 to the Company’s consolidated financial statements. The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates.

Business Segments

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments.

Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2011, is contained under “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 “Business Segment Information” to the Company’s consolidated financial statements.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs and its consulting business. As of December 31, 2011, the Home Health segment conducted its business through more than 270 locations located in 39 states.

The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services and paraprofessional nursing services to adult and elder patients. Reimbursement sources primarily include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in one division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into five geographical regions, which are further separated into geographical operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.

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

In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting. Discontinued operations represent services and products provided to patients through the respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses, the Company’s Rehab Without Walls® business and the Company’s homemaker services business in Illinois. Prior periods have been reclassified to conform with current presentation. See Note 4 to the Company’s consolidated financial statements for additional information.

Hospice

The Company’s Hospice segment serves terminally ill patients and their families through more than 150 locations operating in 29 states. Like Home Health, Hospice operations are also organized in a single division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into five geographic regions, which in turn are further separated into geographic operating areas, each of which includes branch locations.

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

The Hospice segment also delivers services to its customers through focused specialty programs that include:

•

Dementia Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers;

•	Cancer Specialty Program, which provides advanced pain and symptom management for patients coping with the effects of cancer;

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control; and

•	Pulmonary Specialty Program, which addresses the needs of patients who have experienced a respiratory crisis by increasing quality of life and promoting comfort by specialized symptom management.

Payers

A summary of the Company’s net revenues by major payer classification follows:

	For the Year
	2011		2010		2009
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	79%	93%	77%	93%	75%	93%
Medicaid and Local Government	5	4	6	4	8	3
Commercial Insurance and Other:
Paid at episodic rates	8	—	8	—	7	—
Other	8	3	9	3	10	4

Total net revenues	100%	100%	100%	100%	100%	100%

Trademarks

The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND BUTTERFLY DESIGN®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY®, GREAT HEALTHCARE HAS COME HOME®, HEALTHFIELD®, LIFESMART®, ODYSSEY HEALTHCARE, INC.®, ODYSSEY HEALTHCARE AND DESIGN®, SAFE STRIDES®, VISTACARE® and VISTACARE AND DESIGN®. Certain of the Company’s subsidiaries operate under trade names, including GILBERT’S(SM), MID-SOUTH(SM), PHYSICIANS HOME HEALTH CARE (SM), TAR HEEL (SM), TOTAL CARE (SM) and WIREGRASS (SM).

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

Competitive Position

Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based agencies (hospital, nursing home, rehabilitation facility, government agency) to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which the Company operates. In addition to several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. Based on available information, the Company believes that its home health services business held approximately a 4 percent Medicare home health reimbursement market share in 2010. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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

Hospice. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill. Based on available information and giving effect to Odyssey’s Medicare-reimbursed hospice operations in 2010, the Company believes that its hospice operations would have held approximately a 6 percent Medicare hospice reimbursement market share in 2010.

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

Number of Persons Employed

At December 31, 2011 and December 31, 2010, the Company employed full-time administrative, sales associates and clinical associates on both a salaried and pay-per-visit basis, who were also eligible for benefits, as follows:

	As of Year End
	2011	2010
Clinical associates:
Home Health:
Salaried employees	500	500
Pay per visit	4,300	4,300

Total Home Health	4,800	4,800
Hospice	4,800	4,700

Total clinical associates	9,600	9,500
Administrative and sales associates	5,200	5,650

Total	14,800	15,150

The Company also employs clinical associates on a temporary basis, as needed, to provide home health services. In 2011, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and hospice businesses was approximately 2,500, compared to approximately 3,200 in 2010.

The Company had approximately 200 full time associates at December 31, 2010 associated with the Rehab Without Walls® business and homemaker services business in Illinois and averaged 400 temporary clinical associates in those businesses on a weekly basis in both 2011 (during the period in which the Company owned such businesses) and 2010.

The Company believes that its relationships with its employees are generally good.

Government Regulations

The Company’s business is subject to extensive federal, state and, in some instances, local regulations and standards which govern, among other things:

•	Medicare, Medicaid, TRICARE (the Department of Defense’s managed healthcare program for military personnel and their families) and other government-funded reimbursement programs;

•	reporting requirements, certification and licensing standards for certain home health agencies and hospice; and

•	in some cases, certificate-of-need requirements.

The Company’s compliance with these regulations and standards may affect its participation in Medicare, Medicaid, TRICARE and other federal and state healthcare programs. For example, to participate in the Medicare program, a Medicare beneficiary must be under the care of a physician, have an intermittent need for skilled nursing or physical or other therapy care, must be homebound and must receive home healthcare services from a Medicare certified home healthcare agency. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

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

As part of the extensive federal and state regulations and standards, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal and state health programs. Violation of the applicable federal and state healthcare regulations can result in the Company’s exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these regulations and standards.

Home Health

The Centers for Medicare & Medicaid Services (“CMS”) have implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Patient Protection and Affordable Care Act (the “Affordable Care Act”), a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During 2011, approximately 23 percent of the Company’s episodic revenue was generated in designated rural areas.

In November 2010, CMS implemented final changes to Medicare home health payments for calendar year 2011, which represented a net decrease in reimbursement of approximately 5.22 percent to a base episodic rate of $2,192 for 2011 as compared to a base episodic rate of $2,313 for 2010.

On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.40 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent to $2,139. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case-mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on the Company’s revenues in 2012 in addition to the base rate decrease. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

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

As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. In addition, the Affordable Care Act requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30-day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place. The face-to-face requirements for home health and hospice providers became effective January 1, 2011. However, CMS delayed full enforcement of the requirements until April 1, 2011. In addition, in July 2011, CMS proposed comparable face-to-face encounters for people receiving Medicaid home health services.

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

Hospice

Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor. In July 2011, CMS released a final rule, effective October 1, 2011, that provided for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent decrease due to updated wage index data and a budget neutrality adjustment factor.

Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In May 2011, CMS announced the cap amount for the 2011 cap year of $24,528 per beneficiary, which was from November 1, 2010 through October 31, 2011.

Seasonality

During the third quarter, the Company has historically experienced a moderate seasonal decline in volume as well as a decline in gross profit percentage for its Home Health services, due to increased labor costs associated with higher utilization of paid time off by the Company’s clinical associates during this period. During the fourth quarter, the Company’s Hospice business historically experiences a decline in admissions surrounding the holiday season.

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

We are highly leveraged. As of December 31, 2011, our total indebtedness was approximately $988.1 million. We also had then an additional $125 million (since reduced to $110 million as a result of an amendment to our Credit Agreement entered into on March 6, 2012) available for borrowing under our revolving credit facilities (without taking into account approximately $41.8 million of letters of credit that we have issued).

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

Our inability to maintain compliance with the financial covenants under our Credit Agreement may have a material adverse affect on our financial condition, if we are unable to obtain a waiver or amendment.

Our Credit Agreement requires us to maintain certain financial ratios, including a maximum consolidated leverage ratio and a minimum interest coverage ratio. While we were in compliance with all covenants in the Credit Agreement at December 31, 2011, changes in our business climate and uncertainties involving Medicare reimbursement may affect our ability to maintain compliance with the financial covenants under our Credit Agreement. On March 6, 2012, we entered into an amendment to our Credit Agreement, which, among other material changes, increased our permitted maximum consolidated leverage ratio and decreased our required minimum consolidated cash interest coverage ratio. If we do not meet our financial covenants and are unable to obtain a waiver or amendment of our Credit Agreement or other permitted remedies, we would default under our Credit Agreement which would allow our lenders to accelerate the amounts we owe under our Credit Agreement, or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing our debt. As a result, any breach of our financial covenants may have a material adverse effect on us and our financial condition.

Despite our high indebtedness, we and our subsidiaries may still be able to incur additional amounts of debt, which could increase the risks associated with our substantial indebtedness.

Under the terms of our Credit Agreement and the indenture governing the Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. In addition, as of December 31, 2011, we had $125 million (since reduced to $110 million as a result of an amendment to our Credit Agreement entered into on March 6, 2012) available for borrowing under our revolving credit facility (without taking into account approximately $41.8 million of letters of credit that we have issued). These borrowings and any other secured indebtedness permitted under agreements governing our indebtedness would be effectively senior to the Senior Notes and their guarantees to the extent of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

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

Specifically, while we expect the acquisition of Odyssey to create significant opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated time frame or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

We may not be able to successfully integrate businesses that we may acquire in the future with Gentiva.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate businesses that we may acquire in the future with Gentiva. The process of integrating acquired businesses, involves risks. These risks include, but are not limited to:

•	demands on management related to the significant increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company’s accounting policies to ours;

•

retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, procedures and maintaining uniform standards, such as internal accounting controls, procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate acquired businesses may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities where our home health and hospice locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer home health or hospice patients to us and may refer their patients to other home health or hospice care providers, or not at all. Our growth and profitability depend significantly on our ability to provide good patient and family care, to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of home health and hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of home health and hospice care will increase.

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

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), and, on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Reform Act”). The Health Care Reform Act mandates important changes to reimbursement for home health and hospice, including reductions in reimbursement levels. See “Risks Related to Healthcare Regulation” beginning on page 18.

On October 31, 2011, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.4 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on our revenues in 2012 in addition to the base rate decrease. There can be no assurance these changes will not adversely affect us.

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

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

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

Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets amounted to $641.7 million and $214.9 million, respectively, at

December 31, 2011. We have assigned to our reportable business segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter of 2011, we performed an interim impairment test of goodwill and intangible assets, in response to changes in business climate, including uncertainties around Medicare reimbursement. As a result of the process, we recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of goodwill and certain identifiable intangible assets to their estimated fair values. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to further write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.

If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.

We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems. The net carrying value of fixed assets amounted to $46.2 million at December 31, 2011, which included deferred software developments costs of $5.7 million primarily related to replacement of the Company’s financial and human resources systems. We review these amounts on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the Odyssey acquisition, we conducted a strategic evaluation of our various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both our Home Health and Hospice business segments. During the third quarter of 2011, we completed our review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, we conducted a review of real estate we owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value, and we recorded a non-cash impairment charge of approximately $0.9 million. If a future determination that a significant impairment in value of our long-lived assets has occurred, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.

We implemented new financial, payroll and human resources systems throughout 2011. Implementation and future development costs in excess of expectations or the failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.

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

We are involved in litigation incidental to the conduct of our business, including collective and class action lawsuits alleging violations by us of the Federal Fair Labor Standards Act and certain state wage and hour laws and putative shareholder class action and shareholder derivative lawsuits alleging violations by us of the Securities Exchange Act of 1934, as amended, and may be subject to additional lawsuits in the future. The damages claimed against us in such litigation are substantial. A more detailed description of these lawsuits and others is contained in Item 3, Legal Proceedings.

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

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the new federal law in their respective states. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the federal law and the state proposals will increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payers. As a result, commercial payers may likely seek to lower their rates of reimbursement for the services we provide. State proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are subject to various appeals.

The Health Care Reform Act mandates changes to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. Beginning October 1, 2012, the annual market basket rate increase for hospice providers will be reduced by a formula that could cause payment rates to be lower than in the prior year.

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

In 2011 and 2010, 90 percent and 86 percent, respectively, of Gentiva’s total net revenues were generated from Medicare, Medicaid and local government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.

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

In January 2012, MedPAC reaffirmed the foregoing recommendations and recommended that the hospice rate should be increased by 0.5 percent for fiscal 2013.

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

On October 31, 2011, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.4 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on our revenues in 2012 in addition to the base rate decrease. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

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

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from us regarding our Medicare utilization rates and amount of therapy services furnished to each beneficiary. The letter was sent to all of the publicly-traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between CMS home health policies and the utilization rates of some home health agencies. As part of our initial production of documents, on May 26, 2010, the Senate Finance Committee requested supplemental information relating to our compliance program, policies and procedures and billing manuals. We responded to this request as well as to supplemental requests for information.

On October 3, 2011, the Senate Finance Committee released its report on its inquiry into the home health therapy practices of publicly-traded home healthcare companies. The report was generally critical of certain practices of certain of the companies, including Gentiva. We maintain our belief that we have provided and are providing the highest quality of care and have received and continue to receive payment within the standards set forth by the reimbursement system established by CMS. We are unable to assess the probable outcome or potential liability, if any, arising from this matter on our business, financial condition, results of operations, liquidity or capital resources. We do not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Additionally, on July 13, 2010, the SEC informed us that it had commenced an investigation relating to our participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, we received a subpoena from the SEC requesting certain documents in connection with its investigation. Similar to the Senate Finance Committee request, the SEC subpoena, among other things, focused on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents sent to the Senate Finance Committee. We responded to the SEC’s request. We are unable to assess the probable outcome or potential liability, if any, arising from the matter.

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

Odyssey entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services, which became effective on February 15, 2012, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG. The CIA imposes certain auditing, self-reporting and training requirements that Odyssey must comply with. If Odyssey fails to comply with the terms of its CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect Odyssey’s and our profitability. A suspension or termination of its participation in the Medicare and Medicaid programs would have a material adverse affect on Odyssey’s and our profitability and financial condition as substantially all of Odyssey’s net patient service revenue is attributable to payments received from the Medicare and Medicaid programs.

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

For a description of certain governmental investigations to which Odyssey is currently subject, please see Item 3, Legal Proceedings.

Although we believe we have established policies and procedures that are sufficient to help ensure that we will operate in substantial compliance with anti-fraud and abuse requirements, in the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

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

We face additional federal requirements (and their additional costs) that mandate major changes in the transmission and retention of health information and in notification requirements for any health information security breaches.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of personal medical data and required the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of the Department of Health and Human Services (“HHS”)

has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), enacted as part of the American Recovery and Reinvestment Act of 2009, effective February 22, 2010, sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires patient notification for all breaches, media notification of breaches of over 500 patients and at least annual reporting of all breaches to the Secretary of HHS. Penalties under the HITECH Act range from $100 per violation and an annual maximum of $25,000 for the first tier of sanctions to a fourth-tier sanction minimum of $50,000 per violation and an annual maximum of $1.5 million for the identical violation. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and experience substantial fluctuations, and an investor could lose all or part of his or her investment.

Our common stock is traded on The NASDAQ Global Select Market, and the market price for our common stock has been volatile. For example, during 2011 the market price for a share of our common stock ranged from a low of $2.81 to a high of $29.21. During 2010, the market price for a share of our common stock ranged from a low of $18.93 to a high of $30.88. The market price of our common stock may continue to fluctuate substantially based on a number of factors, including, but not limited to:

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

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our Credit Agreement and the indenture governing our Senior Notes contain various covenants that limit our ability, among other things, to consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. See “—Risks Related to Our Business and Industry—Our debt agreements contain restrictions that will limit our flexibility in operating our business.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. Other major regional administrative offices leased by the Company as of December 31, 2011 are located in Overland Park, Kansas; and Tampa, Florida. The Company also maintains more than 500 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama that is used in the Company’s hospice operations.

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs have alleged continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. Following a motion for partial summary judgment by the Company regarding the New York state law claims, plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs continue to seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and two years under the North Carolina statute.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleges that California employees were subject to violations of state laws requiring meal and rest breaks, accurate wage statements and timely payment of wages. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012.

Based on the information the Company has at this time in the Rindfleisch and Wilkie lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings on the business, financial condition, results of operations, liquidity or capital resources of the Company. While the Company is engaged in negotiations to resolve certain of these lawsuits, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these lawsuits at this time. The Company intends to defend itself vigorously in these lawsuits.

On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc. Narayan Ponakala and Catherine Ponakala, which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the Federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, are the relators and allege that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further allege that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators seek statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators seek back pay plus interest and other damages because of defendants’ alleged retaliation against relators.

Odyssey has not yet responded to the complaint and is seeking indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Odyssey Merger Litigation

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On September 28, 2010, plaintiff in the Hemminger action filed a motion for consolidation in the District Court, seeking to consolidate the Hemminger action with the Pompano Beach action. On October 8, 2010, the District Court granted plaintiff’s motion to consolidate and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding (“MOU”) with plaintiffs Pompano Beach Police & Firefighters’ Retirement System, Eric Hemminger and John O. Hansen reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees to be made by plaintiffs, which application shall not exceed $675,000. On February 17, 2012, the court preliminarily approved a settlement of the Pompano Beach, Hemminger and Hansen actions. The settlement remains subject to notice to the putative class and final court approval. A final settlement approval has been set for May 18, 2012.

Federal Securities Class Action Litigation

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. On January 21, 2011, the Minneapolis Police Relief Association (the “MPRA”) moved to intervene as a named plaintiff in the action and further requested that, to the extent its motion was granted, the Court appoint it lead plaintiff. On February 7, 2011, the defendants filed a limited objection to the motion to intervene. On July 19, 2011, the Court granted the MPRA’s motion to intervene as a named plaintiff, but denied, without prejudice, its request to be appointed lead plaintiff. On July 25, 2011, plaintiff Endress filed a motion seeking to withdraw as plaintiff, and the MPRA renewed its motion seeking to be appointed lead plaintiff.

On September 14, October 11, October 20 and October 25, 2011, four additional putative shareholder class action complaints, captioned Cement Masons & Plasterers Joint Pension Trust v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4433, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4906, Arkansas Teacher Retirement System v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5126, and Douglas Dahlgard v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5199, respectively, were filed in the United States District Court for the Eastern District of New York. Like the Endress action, these putative shareholder class actions name Gentiva and certain current and former officers as defendants, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare HH PPS. The complaints allege that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during periods ranging between July 31, 2008 and October 4, 2011.

On November 2, 2011, the Court (i) granted plaintiff Endress’ motion to withdraw as plaintiff; (ii) ordered the consolidation of the five pending shareholder class actions under the caption In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064; and (iii) set a deadline of January 2, 2012 (which was later extended to January 3, 2012) for all motions by any putative class member seeking to be appointed lead plaintiff.

On January 3, 2012, motions were filed by the following putative class members seeking to be appointed lead plaintiff: (i) Indiana Laborers Pension Fund; (ii) Arkansas Teacher Retirement System & Metropolitan Water Reclamation District Retirement Fund; (iii) International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware; and (iv) Los Angeles Employees’ Retirement System. On January 6, 2012, Arkansas Teacher Retirement System & Metropolitan Water Reclamation District Retirement Fund requested the opportunity to submit additional briefing and further requested oral argument on the pending lead plaintiff motions.

On January 12, 2012, the Court issued an order permitting each of the lead plaintiff movants to submit supplemental briefing on or before January 20, 2012. On January 20, 2012, three lead plaintiff movants each submitted supplemental briefs to the Court. On January 27, 2012, the Court issued an order appointing Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel.

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

On December 20, 2011, the parties filed a Proposed Stipulation and Order consolidating the Jacobs and Grossi actions in the Superior Court of DeKalb County in the State of Georgia, which the court So Ordered on February 21, 2012. On January 3, 2012, the Stevens and Cuzzola actions were consolidated in the United States District Court for the Northern District of Georgia under the caption In re Gentiva Health Services, Inc., Derivative Litigation, Civil Action No. 11-CV-3429. On February 9, 2012, the Jacobs and Grossi plaintiffs filed a consolidated complaint in the Superior Court of DeKalb County in the State of Georgia. On March 5, 2012, the Stevens and Cuzzola plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of Georgia.

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

Government Matters

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

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company agreed to pay the government $12.5 million, of which $9.5 million was recorded as a charge in 2010 with the remaining $3 million covered by a previously-recorded reserve. On May 24, 2011, a final settlement agreement in accordance with the earlier agreement in principle was entered into between the government and the Company resolving this matter and the Company paid the $12.5 million during 2011.

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

On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, Inc., and Gentiva Healthcare Services, that had initially been filed on

October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.

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

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through January 22, 2009. On September 9, 2009 and June 24, 2011, Odyssey received two additional subpoenas from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. On February 15, 2012, Odyssey entered into a settlement agreement (“Settlement Agreement”) with the United States, acting through the DOJ and on behalf of the OIG, that resolves the investigation regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. Pursuant to the Settlement Agreement, Odyssey paid the United States $25 million on February 22, 2012. Additionally, Odyssey entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG. Under the CIA, among other things, Odyssey must maintain a compliance officer and compliance committee, provide special training and education to its employees, undertake annual internal and external audits and submit annual reports on compliance with the CIA requirements to the OIG.

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

During the year ended December 31, 2011 and in connection with the above investigations involving Odyssey, the Company has recorded a reserve of $26.0 million for its litigation exposure that is probable and estimable. Except for this specific reserve, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made at this time. Based on the limited information that Odyssey has at this time regarding the investigations, the Company is unable to predict the additional impact, if any, that the investigations may have on Odyssey’s and the Company’s business, financial condition, results of operations, liquidity or capital resources.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of Gentiva

The following table sets forth certain information regarding each of the Company’s executive officers as of March 13, 2012:

Name	Executive Officer Since	Age	Position and Offices with the Company
Tony Strange	2006	49	Chairman, Chief Executive Officer and President and Director

Eric R. Slusser	2010	51	Executive Vice President, Chief Financial Officer and Treasurer

John N. Camperlengo	2008	48	Senior Vice President, General Counsel and Secretary

David A. Causby	2011	40	Senior Vice President and President, Home Health Division

Jeff Shaner	2011	39	Senior Vice President and President, Hospice Division

Charlotte A. Weaver	2008	64	Senior Vice President and Chief Clinical Officer

Tony Strange

Mr. Strange has served as chairman of the Company since May 2011, as chief executive officer and a director of the Company since January 2009 and as president of the Company since November 2007. He served as chief operating officer of the Company from November 2007 to May 2009 and as executive vice president of the Company and president of Gentiva Home Health from February 2006 to November 2007. From 2001 to February 2006, Mr. Strange served as president and chief operating officer of Healthfield. Mr. Strange joined Healthfield in 1990 and served in other capacities, including regional manager, vice president of development and chief operating officer, until being named president in 2001.

Eric R. Slusser

Mr. Slusser has served as executive vice president, chief financial officer and treasurer of the Company since May 2010. He served as senior vice president, finance of the Company from October 2009 to May 2010. Mr. Slusser served as executive vice president and chief financial officer of Centene Corporation, a healthcare services company providing specialty and managed care health plan coverage, from July 2007 through May 2009, as executive vice president international development of Centene Corporation from May 2009 through October 2009 and as treasurer of Centene Corporation from February 2008 to July 2009. Mr. Slusser served as executive vice president of finance, chief accounting officer and controller of Cardinal Health, Inc., a diversified healthcare company providing healthcare products and services, from 2006 to 2007 and as senior vice president, chief accounting officer and controller of Cardinal Health from 2005 to 2006.

John N. Camperlengo

Mr. Camperlengo has served as general counsel and secretary of the Company since May 2010 and as senior vice president of the Company since May 2008. He served as chief compliance officer of the Company from May 2008 to March 2012 and deputy general counsel of the Company from May 2008 to May 2010. From November 2007 to May 2008, Mr. Camperlengo served as vice president and chief compliance officer of Duane Reade Holdings, Inc., a retail pharmacy chain. From 2005 to 2007, Mr. Camperlengo served as vice president and deputy general counsel and as chief compliance officer of the Company. He served as assistant vice president and associate general counsel of the Company from 2003 to 2005, having joined the Company as senior counsel in 2000.

David A. Causby

Mr. Causby has served as senior vice president and president, home health division, of the Company since May 2011. He served as senior vice president of operations for the home health division from 2008 to May 2011.

He previously held various other positions at the Company, including vice president of operations for the home health division and vice president of operations for the western region and the Carolinas region. He joined Healthfield in 2003 as assistant vice president for the Carolinas.

Jeff Shaner

Mr. Shaner has served as senior vice president and president, hospice division, of the Company since May 2011. He served as senior vice president of operations for the hospice division from August 2010 to May 2011. From 2004 to 2010, Mr. Shaner held various operational positions at the Company, including vice president of operations for the home health division and vice president of operations for the southeast region. In 2002, he joined Total Care, Inc., which was subsequently acquired by Healthfield, as area vice president. Mr. Shaner also serves as president of the Gentiva Hospice Foundation.

Charlotte A. Weaver

Dr. Weaver has served as senior vice president and chief clinical officer of the Company since July 2008. From May 2007 to July 2008, Dr. Weaver served as vice president—executive director, nursing research of Cerner Corporation, an international supplier of healthcare software for electronic healthcare record and business operations. From 1999 to 2007, she served as vice president/chief nurse officer of Cerner Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV”.

The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during 2011 and 2010:

2011	High	Low
1st Quarter	$28.91	$22.94
2nd Quarter	29.21	18.78
3rd Quarter	21.83	5.13
4th Quarter	7.34	2.81

2010	High	Low
1st Quarter	$29.96	$24.40
2nd Quarter	30.88	22.14
3rd Quarter	25.17	18.93
4th Quarter	26.95	20.81

Holders

As of March 7, 2012, there were approximately 3,600 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Gentiva Health Services, Inc., The NASDAQ Composite Index

and a Peer Group

	12/31/06	12/30/07	12/28/08	01/03/10	12/31/10	12/31/11
Gentiva Health Services, Inc.	100.00	98.16	141.45	141.71	139.56	35.41
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	133.63	120.00	136.05	130.68	73.99

The peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc., Chemed Corporation and LHC Group, Inc.

The graph and table above, based on data furnished by Research Data Group, Inc., assume that $100 was invested on December 31, 2006 in each of Gentiva’s common stock, the Peer Group, the NASDAQ Composite Index, and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data

The following table provides selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2011. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. Prior to 2010, the Company’s fiscal year ended on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal year 2009, December 28, 2008 for fiscal year 2008, and December 30, 2007 for fiscal year 2007. As a result of this policy, fiscal year 2009 included 53 weeks of activity. In 2010, the Company adopted a change to a calendar year reporting period from its then current fiscal year reporting. As such, 2010 ended on December 31, 2010 instead of January 2, 2011, the date designated under its prior fiscal year end reporting calendar. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting periods included 365 days in fiscal year 2011, 362 days in fiscal year 2010, 371 days in fiscal year 2009 and 364 days in fiscal years 2008 and 2007.

	For the Year
(in thousands, except per share amounts)	2011		2010		2009		2008		2007
Statement of Operations Data
Net revenues	$1,798,778		$1,414,459	(3)	$1,118,811		$1,209,521	(5)	$1,144,054
Gross profit	850,323		734,385	(3)	584,614		544,142	(5)	487,775
Selling, general and administrative expenses	(730,407	)(2)	(606,864	)(2),(3)	(480,461	)(2)	(458,884	)(2),(5)	(413,105	)(2)
Goodwill, intangibles and other long-lived asset impairment	(643,305)		—		—		—		—
(Loss) income from continuing operations attributable to Gentiva shareholders	(458,840	)(2)	55,290	(2),(3)	67,331	(2)	149,093	(2),(5)	29,698	(2)
Discontinued operations, net of tax(1)	8,315		(3,135)		(8,149)		4,357		3,130
Net (loss) income attributable to Gentiva shareholders	(450,525	)(2)	52,155	(2),(3)	59,182	(2),(4)	153,450	(2),(5)	32,828	(2)

Basic earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.13)		$1.86		$2.31		$5.22		$1.07
Discontinued operations, net of tax	0.28		(0.11)		(0.28)		0.15		0.11
Net (loss) income attributable to Gentiva shareholders	(14.85)		1.75		2.03		5.37		1.18
Weighted average shares outstanding—basic	30,336		29,724		29,103		28,578		27,798

Diluted earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.13)		$1.81		$2.26		$5.06		$1.04
Discontinued operations, net of tax	0.28		(0.10)		(0.28)		0.15		0.11
Net income (loss) attributable to Gentiva shareholders	(14.85)		1.71		1.98		5.21		1.15
Weighted average shares outstanding—diluted	30,336		30,468		29,822		29,439		28,599

Balance Sheet Data (at end of year)
Cash items and short-term investments(6)	$164,912		$104,752		$152,410		$69,201		$67,431
Working capital	225,139		124,764		190,918		125,400		128,527
Total assets	1,530,328		2,120,128		1,060,603		973,497		882,233
Long-term debt and capital leases	973,261		1,026,760		232,466		252,188		309,262
Gentiva’s shareholders’ equity	199,938		635,574		571,163		494,971		323,429
Common shares outstanding	30,779		30,158		29,480		28,864		28,046

(1)

During 2011, the Company sold its Rehab Without Walls® and homemaker service agency businesses. As such, the Company has reflected the financial results of these businesses as discontinued operations. In addition, in the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses. As such, the Company has reflected the financial results of the operating segments as discontinued operations, including a write-down of goodwill associated with these businesses of approximately $9.6 million for 2009. Results for all prior years have been reclassified to conform to this presentation. See Notes 1, 2 and 4 to the Company’s consolidated financial statements for additional information.
(2)	The Company recorded charges relating to cost savings initiatives, acquisition and integration costs, other restructuring and legal settlements of $49.1 million, $46.0 million, $2.4 million, $2.7 million and $2.4 million, as summarized below. See Notes 10 and 14 to the Company’s consolidated financial statements for additional information.

	2011	2010	2009	2008	2007
Home Health	$7.7	$11.8	$1.4	$0.4	$0.6
Hospice	3.7	0.3	—	—	—
Corporate expenses	37.7	33.9	1.0	2.3	1.8

Total	$49.1	$46.0	$2.4	$2.7	$2.4

(3)	Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company also completed several other smaller acquisitions in 2010. See Note 4 to the Company’s consolidated financial statements for additional information.
(4)	Net income includes a $6.0 million pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs. See Notes 4, 10 and 14 to the Company’s consolidated financial statements.
(5)	Statement of Operations Data for 2008 includes CareCentrix operating results through September 24, 2008 and includes the Company’s equity in the net loss of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008. In addition, net income includes $107.9 million from a pre-tax gain related to the CareCentrix transaction and reflects an effective tax rate of 15.7 percent due primarily to the CareCentrix transaction. See Notes 7, 10 and 16 to the Company’s consolidated financial statements.
(6)	Cash items and short-term investments include restricted cash of $22.0 million at end of year 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Overview

Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services and hospice services serving patients through approximately 420 locations in 41 states.

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

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services and products provided to patients through the Company’s Rehab Without Walls® business, the Company’s homemaker agency business and the Company’s HME and IV business. See Note 4 to the Company’s consolidated financial statements for additional information. Prior periods have been reclassified to conform with the current presentation.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs and its consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services and paraprofessional nursing services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

Hospice

The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 29 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. The Hospice segment also delivers services to its customers through focused specialty programs that include:

•

Dementia Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers;

•	Cancer Specialty Program, which provides advanced pain and symptom management for patients coping with the effects of cancer;

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control; and

•	Pulmonary Specialty Program, which addresses the needs of patients who have experienced a respiratory crisis by increasing quality of life and promoting comfort by specialized symptom management.

Significant Developments

Acquisitions

During 2011, 2010 and 2009, the Company completed several acquisitions as further described below.

2011

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

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, and (iii) existing cash balances of $37.2 million. The Company incurred transaction costs of approximately $26.0 million which is reflected as selling, general and administrative expenses in the Company’s consolidated statement of operations for 2010. In addition, the Company incurred debt issuance costs of approximately $58.3 million which were capitalized and are being amortized over the term of the credit agreement and the senior unsecured notes.

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

2009

For 2009, total cash consideration paid for acquired businesses amounted to $11.2 million, excluding transaction costs. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The name of the acquired home health agency, the acquisition date and the geographic service area are summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi /Western Alabama
Coordinated Home Health	October 16, 2009	Southeastern New Mexico and El Paso, TX
AIM Home Care	December 11, 2009	Encino, CA

Dispositions

Home Health and Hospice Branch Dispositions

In the fourth quarter of 2011, the Company entered into asset purchase agreements to sell the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement to sell the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. In connection with these agreements, the Company received consideration of approximately $1.6 million and recognized a net gain before income taxes of approximately $0.7 million included in gain on sale of assets and businesses, net. See Note 4 to the Company’s consolidated financial statements for additional information.

CareCentrix Holdings Inc. Disposition

The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12% cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized a net gain of approximately $67.1 million on the sale of the remaining common and preferred stock of CareCentrix.

Rehab Without Walls® Disposition

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million, consisting of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million to be received by the Company in two increments generally to satisfy certain post closing obligations. During 2011, the Company recorded a $9.1 million pre-tax gain, net of transaction costs, in discontinued operations, net of tax, in the Company’s consolidated statement of operations. Transaction costs of $0.4 million consisted primarily of professional fees and expenses. The Rehab Without Walls® business was previously included within the Company’s Home Health segment.

Homemaker Services Agency Disposition

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the year ended December 31, 2011, the Company recorded a pre-tax gain of approximately $2.4 million in discontinued operations, net of tax, in the Company’s consolidated statements of operations. The homemaker services agency business was previously reported within the Company’s Home Health segment.

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

Pediatric and Other Asset Dispositions

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets and businesses, net in the Company’s consolidated statement of operations for the year ended December 31, 2010.

During 2009, the Company sold assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services for total consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. The Company received $5.9 million in cash at the close of the sale and $0.6 million as the final payment in September 2009. In addition, the Company sold assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs, for cash consideration of $0.3 million. The sales, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and businesses, net in the Company’s consolidated statement of operations for the year ended January 3, 2010.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The comparison of results of operations between 2011 and 2010 has been impacted significantly by the following items:

•

During the third quarter of 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value. As such, the Company recognized an impairment loss of approximately $602.1 million during the year ended December 31, 2011;

•

In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011 the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statements of operations for the year ended December 31, 2011;

•

The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12% cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $67.1 million net gain on the sale of the remaining common and preferred stock of CareCentrix;

•	Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $437.9 million for 2011 as compared to 2010;

•	The Company recorded charges relating to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements of $49.1 million in 2011 and $46.0 million in 2010;

•

The Company disposed of its Rehab Without Walls® business and recognized a gain of approximately $9.1 million associated with the sale of this business. The Company disposed of its homemaker services agency businesses and recognized a gain of approximately $2.4 million associated with the sale of this business. Both the Rehab Without Walls® business and the homemaker services agency business are included in discontinued operations for all periods presented;

•

The Company sold several of its home health and hospice branches in the fourth quarter of 2011 and recognized a gain of approximately $0.7 million. In addition, the Company sold certain owned property and recognized a gain of approximately $0.4 million associated with the sale of the property; and

•	As a result of the closure or divestiture of 34 home health and 9 hospice branches in the fourth quarter of 2011, the Company’s net revenues were negatively impacted by approximately $7.6 million.

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	2011	2010	Percentage Variance
Home Health	$1,012.6	$1,063.0	(4.7%)
Hospice	786.2	351.5	123.7%

Total net revenues	$1,798.8	$1,414.5	27.2%

Net revenues by major payer source are as follows:

	2011			2010
(Dollars in millions)	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$799.2	$729.1	$1,528.3	$822.7	$326.2	$1,148.9
Medicaid and Local Government	52.3	30.8	83.1	59.8	14.2	74.0
Commercial Insurance and Other:
Paid at episodic rates	77.7	—	77.7	86.4	—	86.4
Other	83.4	26.3	109.7	94.1	11.1	105.2

Total net revenues	$1,012.6	$786.2	$1,798.8	$1,063.0	$351.5	$1,414.5

For 2011 as compared to 2010, net revenues increased by $384.3 million, or 27.2 percent, to $1.799 billion from $1.415 billion.

Home Health

The following table reflects the impact on net revenues for 2011 relating to businesses acquired, closed or divested in 2010 and 2011 (in millions):

	Acquired	Closed/ Divested	Total
Medicare	$1.9	$(4.6)	$(2.7)
Medicaid and Local Government	—	(0.2)	(0.2)
Commercial Insurance and Other:
Paid at episodic rates	0.4	(0.5)	(0.1)
Other	—	(1.1)	(1.1)

Total net revenues	$2.3	$(6.4)	$(4.1)

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Net revenues in 2011 were $1.013 billion, a decrease of $50 million or 4.7 percent from $1.063 billion in 2010.

The Company’s episodic revenues declined 3.6 percent during 2011. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows:

(Dollars in millions)	2011	2010	Percentage Variance
Home Health
Medicare	$799.2	$822.7	(2.9%)
Non-Medicare PPS	77.7	86.4	(10.2%)

Total	$876.9	$909.1	(3.6%)

Key Company statistics related to episodic revenues were as follows:

	2011	2010	Percentage Variance
Episodes	287,600	280,900	2.4%
Revenue per episode	$3,050	$3,240	(5.9%)

Episode volume for the year ended December 31, 2011 increased 2.4 percent. Similarly, admissions increased by 2.3 percent, from 195,200 admissions in 2010 to 199,600 admissions in 2011. There were approximately 1.44 episodes for each admission during both 2010 and 2011.

Revenues generated from Medicare were $799.2 million during 2011, a decrease of 2.9 percent as compared to $822.7 million in 2010. Medicare revenues represented approximately 79 percent of total Home Health revenues in 2011 as compared to 77 percent of total Home Health revenues in 2010. In 2010, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 85 percent as compared to 87 percent for 2011. Revenues from specialty programs as a percent of total episodic Home Health revenues were 49 percent and 43 percent for 2011 and 2010, respectively.

Revenues from Medicaid and Local Government payer sources were $52.3 million for 2011 as compared to $59.8 million for 2010. The reduction is a result of the Company’s decision to reduce participation in certain Medicaid and other state and county programs. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $83.4 million and $94.1 million for 2011 and 2010, respectively.

Net revenues from the Company’s Rehab Without Walls® unit were $15.3 million in 2011 and $23.2 million in 2010. Net revenues from the Company’s homemaker services agency business in Illinois were $7.5 million in 2011 and $9.4 million in 2010. These amounts are included within discontinued operations within the Company’s consolidated statements of operations.

Revenues from consulting services approximated $3.7 million and $4.2 million in 2011 and 2010, respectively.

Hospice

Hospice revenues are derived from all three payer groups. Net revenues in 2011 were $786.2 million as compared to $351.5 million in 2010. Key Company statistics relating to Hospice were as follows:

	2011	2010	Variance
Patient days (in thousands)	5,092	2,357	116.0%
Revenue per patient day	$154	$150	2.7%

For 2011, Average Daily Census (“ADC”) approximated 14,000 patients, compared to 8,100 patients for 2010, reflecting Odyssey’s ADC of approximately 12,800 patients from the acquisition date, August 17, 2010, to December 31, 2010 and an ADC of approximately 1,700 for Gentiva’s existing Hospice business for 2010. The average length of stay of patients at discharge was 89 days in 2011 and 88 days in 2010. In 2011 and 2010, approximately 97 and 98 percent, respectively, of hospice revenues were generated from routine home care while approximately 3 percent and 2 percent, respectively, of hospice revenues were generated from a combination of general inpatient care, continuous home care and respite care.

Medicare revenues were $729.1 million for 2011 as compared to $326.2 million for 2010. Medicaid and Local Government revenues amounted to $30.8 million for 2011 as compared to $14.2 million for 2010. Revenues derived from Commercial Insurance and Other payers for 2011 were $26.3 million as compared to $11.1 million for 2010.

Net revenues for the legacy Gentiva hospice business was $87.2 million in 2011 compared to $79.8 million in 2010.

The following table reflects the impact on net revenues for 2011 relating to businesses acquired, closed or divested in 2010 and 2011 (in millions):

	Acquired	Closed/ Divested	Total
Medicare	$405.9	$(0.8)	$405.1
Medicaid and Local Government	17.6	(0.1)	17.5
Commercial Insurance and Other:	14.4	(0.3)	14.1

Total net revenues	$437.9	$(1.2)	$436.7

Gross Profit

The following table reflects gross profit by business segment for 2011 and 2010:

(Dollars in millions)	2011	2010	Variance
Gross Profit:
Home Health	$508.0	$574.2	$(66.2)
Hospice	342.3	160.2	182.1

Total	$850.3	$734.4	$115.9

As a percent of revenue:
Home Health	50.2%	54.0%	(3.8%)
Hospice	43.5%	45.6%	(2.1%)
Total	47.3%	51.9%	(4.6%)

Gross profit in 2011 increased $115.9 million, or 15.8 percent as compared to 2010.

As a percentage of revenues, gross profit of 47.3 percent in 2011 represented a 4.6 percentage point decrease as compared to 2010.

The overall decrease in gross profit within the Home Health segment as outlined above resulted from the (i) 5.22 percent net decrease in Medicare reimbursement for 2011, partially offset by (ii) growth in the Company’s specialty programs, and (iii) elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues decreased, as noted in the table above, for 2011 as compared to 2010. The decrease in gross profit percentage was primarily related to slightly higher labor costs in the markets served by Odyssey as well as the mix of patient care provided by Odyssey as compared to legacy Gentiva operations.

Gross profit was impacted by depreciation expense of $0.9 million and $0.8 million in 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.4 percent, or $123.5 million, to $730.4 million for 2011, as compared to $606.9 million for 2010.

If charges, as noted below, relating to cost savings initiatives, acquisition and integration, other restructuring and legal settlements of $49.1 million for 2011 and $46.0 million in 2010, were excluded, the increase in selling, general and administrative expenses would have been 21.5 percent, or $120.4 million, for 2011 as compared to 2010.

The increase in 2011, as compared to 2010, was primarily attributable to (i) Hospice field operating, selling and administrative costs ($109.6 million), of which $104.3 million was attributable to acquired operations, (ii) Home Health field operating, selling and administrative costs ($16.5 million), (iii) depreciation and amortization ($7.5 million), (iv) increase in provision for doubtful accounts ($2.4 million), (v) legal settlements ($12.3 million), (vi) cost savings initiatives ($13.2) and (vii) equity-based compensation expense ($1.3 million). These costs were partially offset by a decrease in (i) restructuring activities comprised of acquisition and integration activities, primarily relating to the Odyssey acquisition ($22.4 million) and (ii) corporate administrative expenses ($16.9 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $29.2 million for 2011 as compared to $21.7 million for 2010.

Gain on Sale of Assets and Businesses, Net

For the year ended December 31, 2011, the Company recorded a gain before income taxes of approximately $1.1 million, in connection with the sale of assets associated with various home health and hospice branch dispositions, as well as property owned by the Company in Dothan, Alabama.

For the year ended December 31, 2010, the Company recorded a gain before income taxes of approximately $0.1 million, in connection with the sale of assets associated with a Home Health branch operation in Iowa.

Dividend Income

The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12 percent cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $67.1 million net gain on the sale of the common and preferred stock of CareCentrix.

Interest Income and Interest Expense and Other

For 2011 and 2010, net interest expense was approximately $88.6 million and $39.0 million, respectively, consisting primarily of interest expense of $91.3 million and $41.7 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs. Interest expense was partially offset by interest income of $2.7 million earned on investments and existing cash balances for each of 2011 and 2010. The increase in interest expense and other between 2011 and 2010 related primarily to the borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition in August 2010.

Income Tax Expense

The Company recorded a federal and state income tax benefit of $75.8 million for 2011, representing a current tax provision of $10.2 million and a deferred tax benefit of $86.0 million.

The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 12.6 percent for 2011 is primarily due to goodwill impairment (23.6 percent), a reduction in tax reserves and valuation allowances (approximately 0.6 percent) offset somewhat by state taxes, net of federal benefit and other items (approximately 1.8 percent).

The Company recorded a federal and state income tax provision of $34.1 million for 2010, representing a current tax provision of $35.2 million and a deferred tax benefit of $1.1 million. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 38.5 percent for 2010 is primarily due to state taxes, net of federal benefit (approximately 4.8 percent), offset somewhat by a reduction in tax reserves, valuation allowances and other items (approximately 1.3 percent).

Discontinued Operations, Net of Tax

For the year ended December 31, 2011, discontinued operations, net of tax reflected a gain of $8.3 million, or $0.28 per diluted share, as compared to an operating loss of $3.1 million or $0.11 per diluted share for 2010. For 2011, discontinued operations included a pre-tax gain of approximately $9.1 million on the sale of the Rehab Without Walls® business and a pre-tax gain of approximately $2.4 million on the sale of the IDOA business or $0.38 per diluted share. For 2010, discontinued operations included a pre-tax loss on the sale of the HME and IV businesses of $2.1 million or $0.07 per diluted share.

Net (Loss) Income Attributable to Gentiva Shareholders

For 2011, net loss attributable to Gentiva shareholders was $450.5 million, or $14.85 per diluted share. For 2010, net income attributable to Gentiva shareholders was $52.2 million, or $1.71 per diluted share.

The Company uses adjusted income from continuing operations as a supplemental measure of Company performance, a non-GAAP financial measure. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding charges relating primarily to cost savings initiatives acquisition and integration activities, other restructuring and legal settlements, dividend income, gain on sale of assets and businesses, net of taxes and goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.

After adjusting for certain one-time items which include (i) goodwill, intangibles and other long-lived asset impairment, (ii) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, (iii) dividend income, (iv) cost savings initiatives, acquisition and integration costs, other restructuring, and legal settlements and (v) tax reserves on OIG legal settlements, as noted in the tables below, adjusted income from continuing operations attributable to Gentiva shareholders was $49.2 million, or $1.60 per diluted share, as compared to $83.6 million, or $2.74 per diluted share, for the corresponding period of 2010.

A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to (loss) income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2011			December 31, 2010
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share

Adjusted income from continuing operations attributable to Gentiva shareholders		$49,212	$1.60		$83,585	$2.74
Goodwill, intangibles and other long-lived asset impairment	$(643,305)	(547,753)	(18.06)	$—	—	—
Gain on sale of assets and businesses, net	1,061	631	0.02	103	103	—
Gain on sale of CareCentrix included in equity in net earnings of CareCentrix	—	67,127	2.21	—	—	—
Dividend income	8,590	5,435	0.18	—	—	—
Cost savings initiatives	(13,210)	(7,773)	(0.26)	—	—	—
Restructuring, legal settlement and acquisition and integration costs	(35,927)	(21,906)	(0.72)	(46,003)	(28,398)	(0.93)
Tax reserves on OIG legal settlement	(3,813)	(3,813)	(0.12)	—	—	—
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	0.02	—	—	—

(Loss) income from continuing operations attributable to Gentiva shareholders		(458,840)	(15.13)		55,290	1.81
Add back: Net income attributable to noncontrolling interests		641	0.02		526	0.02

(Loss) income from continuing operations		$(458,199)	$(15.11)		$55,816	$1.83

Year Ended December 31, 2010 Compared to Year Ended January 3, 2010

The comparison of results of operations between 2010 and 2009 has been impacted significantly by the following items:

•	Incremental net revenues related to business acquired in the Hospice segment during 2010 approximated $272 million for 2010 as compared to 2009;

•	Incremental net revenues related to businesses acquired in the Home Health segment during 2009 and 2010 approximated $16 million for 2010 as compared to 2009;

•

Due to the sale of certain branch offices in 2009 and 2010, net revenues were lower by approximately $8.0 million for 2010 as compared to 2009. In addition, 2009 results reflected a pre-tax gain of $6.0 million compared to a pre-tax gain of $0.1 million in 2010 related to these asset sales;

•	The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $46.0 million in 2010 and $2.4 million in 2009;

•

During the fourth quarter of 2010, the Company adopted a change to a calendar year reporting period, from its then current fiscal year reporting period. As such, the fourth quarter for 2010 ended on Friday, December 31st instead of Sunday, January 2nd under its prior reporting calendar; and

•

The fourth quarter and fiscal year 2009 included 14 weeks and 53 weeks of activity, respectively, as a result of the Company’s former policy of ending each fiscal year on the Sunday nearest to December 31st.

Due to the change to a calendar year reporting period in 2010 and the extra week in activity in 2009 as described above, the Company’s reporting year ended December 31, 2010 included 362 days while the reporting year ended January 3, 2010 included 371 days. As a result, the Company’s net revenues for the 2010 reporting period reflect a negative impact of approximately $22 million (approximately 1.4 percent for the year) as compared to the 2009 reporting period. The impact on profitability was marginal due to the incremental vacation pay and temporary help during the holiday season.

Net Revenues

A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	Fiscal Year
	2010	2009	Percentage Variance
Home Health	$1,063.0	$1,044.4	1.8%
Hospice	351.5	74.4	372.9%

Total net revenues	$1,414.5	$1,118.8	26.4%

Net revenues by major payer source are as follows:

(Dollars in millions)	Fiscal Year
	2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$822.7	$326.2	$1,148.9	$782.5	$68.8	$851.3
Medicaid and Local Government	59.8	14.2	74.0	81.3	2.6	83.9
Commercial Insurance and Other:
Paid at episodic rates	86.4	—	86.4	79.3	—	79.3
Other	94.1	11.1	105.2	101.4	2.9	104.3

Total net revenues	$1,063.0	$351.5	$1,414.5	$1,044.5	$74.3	$1,118.8

For 2010 as compared to 2009, net revenues increased by $295.7 million, or 26.4 percent, to $1.415 billion from $1.119 billion.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. 2010 net revenues were $1.063 billion an increase of $19 million, or 1.8 percent, from $1.044 billion in 2009.

The Company’s episodic revenues grew 5.5 percent during 2010. A summary of the Company’s combined Medicare and non-Medicare PPS business paid at episodic rates follows:

	Fiscal Year
(Dollars in millions)	2010	2009	Percentage Variance
Home Health
Medicare	$822.7	$782.5	5.1%
Non-Medicare PPS	86.4	79.3	9.0%

Total	$909.1	$861.8	5.5%

Key Company statistics related to episodic revenues were as follows:

	Fiscal Year
	2010	2009	Percentage Variance
Episodes	280,900	274,200	2.4%
Revenue per episode	$3,240	$3,160	2.5%

Growth in episodes was driven by an increase in admissions of 3 percent, from 190,200 admissions in 2009 to 195,200 admissions in 2010. There were approximately 1.4 episodes for each admission during both 2009 and 2010. Factors contributing to the improvements in the revenue per episode for the year ended December 31, 2010 included (i) Medicare home health payment changes for 2010 as outlined in “Management’s Discussion and Analysis—Liquidity” section and (ii) the continued shift in mix toward higher acuity patients as the Company’s specialty programs continued to expand, offset somewhat by the impact of the 2011 rate reductions which negatively affected episodes that began in 2010 and remained open at year-end.

Revenues generated from Medicare were $822.7 million during 2010, an increase of 5.1 percent as compared to $782.5 million in 2009. Medicare revenues represented approximately 77 percent of total Home Health revenues in 2010 as compared to 75 percent of total Home Health revenues in 2009. In 2009, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 82 percent as compared to 85 percent for 2010. Revenues from specialty programs as a percent of total Medicare Home Health revenues were 43 percent and 38 percent for 2010 and 2009, respectively.

Revenues from Medicaid and Local Government payer sources were $59.8 million for 2010 as compared to $81.2 million for 2009. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $94.0 million and $101.4 million for 2010 and 2009, respectively.

The disposition in 2009 of the majority of the Company’s assets associated primarily with certain branch offices that specialized primarily in pediatric home health care services, as well as certain other assets associated with Medicaid programs in upstate New York contributed to the decreases in Medicaid and Local Government revenues and the decreases in Commercial Insurance and Other revenues. Additional decreases in the Medicaid and Local Government payer sources resulted primarily from the Company’s ongoing strategy to reduce or eliminate certain lower gross profit business as the Company continues to pursue more favorable commercial pricing and a higher mix of Medicare and non-Medicare PPS business.

Net revenues from the Company’s Rehab Without Walls® business were $23.2 million in 2010 and $25.0 million in 2009. Net revenues from the Company’s homemaker services agency business were $9.4 million in 2010 and $8.6 million in 2009. These amounts are included within discontinued operations within the Company’s consolidated statements of operations.

Revenues from consulting services approximated $4.2 million and $4.1 million in 2010 and 2009, respectively.

Hospice

Hospice net revenues are derived from all three payer groups. 2010 net revenues were $351.5 million as compared to $74.4 million in 2009. The increase in revenues for 2010 was impacted by the Company’s acquisition of Odyssey and other smaller acquisitions for which net revenues from the respective acquisition closing dates is reflected in the following table.

2010
Medicare	$252.2
Medicaid and Local Government	10.8
Commercial Insurance and Other	8.7

Total net revenues	$271.7

Key Company statistics relating to Hospice were as follows:

	Fiscal Year
	2010	2009	Variance
Patient days (in thousands)	2,357	553	326.2%
Revenue per patient day	$150	$134	11.9%

For 2010, Average Daily Census (“ADC”) approximated 8,100 patients, reflecting Odyssey’s ADC of approximately 12,800 patients from the acquisition date, August 17, 2010, to December 31, 2010, and an ADC of approximately 1,700 patients for Gentiva’s existing Hospice business for 2010. The average length of stay of patients at discharge was 88 days in 2010 and 83 days in 2009. In 2010 and 2009, approximately 98 percent of hospice revenues were generated from routine home care while approximately 2 percent of hospice revenues were generated from a combination of general inpatient care, continuous home care and respite care.

Medicare revenues were $326.2 million for 2010 as compared to $68.8 million for 2009. Medicaid and Local Government revenues amounted to $14.2 million for 2010 as compared to $2.6 million for 2009. Revenues derived from Commercial Insurance and Other payers for 2010 were $11.1 million as compared to $2.9 million for 2009.

Net revenues for the legacy Gentiva hospice business was $79.8 million in 2010. Excluding the impact of the acquisitions and adjusting for the differences in the number of days in each year, revenue per day for the legacy Gentiva hospice business increased 9.9 percent in 2010 as compared to 2009.

Gross Profit

The following table reflects gross profit by business segment for 2010 and 2009:

	Fiscal Year
(Dollars in millions)	2010	2009	Variance
Gross Profit:
Home Health	$574.2	$552.5	$21.7
Hospice	160.2	32.1	128.1

Total	$734.4	$584.6	$149.8

As a percent of revenue:
Home Health	54.0%	52.9%	1.1%
Hospice	45.6%	43.3%	2.3%
Total	51.9%	52.3%	(0.4%)

Gross profit in 2010 increased $149.8 million, or 25.6 percent, as compared to 2009.

As a percentage of revenues, gross profit of 51.9 percent in 2010 represented a 0.4 percentage point decrease as compared to 2009. For 2010 gross profit was negatively impacted by the addition of Odyssey to the Hospice segment which traditionally has lower margins than the higher margin Home Health segment. This decrease in gross profit percentage was offset by improvements in the following (i) changes in revenue mix in the Home Health segment, (ii) an ongoing initiative to change the pay structure of Home Health clinicians from a salaried basis to a pay-per-visit basis, which allows the Company to better match revenues with expenses, (iii) improved processes and management over various components of cost of services sold, such as mileage expenses and productive materials and (iv) favorable trends under the Company’s insurance programs.

The changes in revenue mix in the Home Health segment resulted from (i) organic revenue growth in Medicare, particularly in the Company’s specialty programs, and the non-Medicare PPS business, and (ii) the elimination or reduction of certain low margin Medicaid and local government business and commercial business, including pediatric and adult hourly services and other business in home health branch offices that were sold in 2009. These changes contributed to an overall increase in gross profit within the Home Health segment as outlined above.

Hospice gross profit as a percentage of net revenues increased, as noted in the table above, for the year ended December 31, 2010. The increase in gross profit percentage was primarily related to the ability to leverage the fixed portion of the direct costs through volume growth and improved management of direct costs on a per patient day basis.

Gross profit was impacted by depreciation expense of $0.8 million in both 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 26.3 percent, or $126.4 million, to $606.9 million for 2010, as compared to $480.5 million for 2009.

If charges, as noted below, relating to cost savings initiatives, acquisition and integration, other restructuring and legal settlements of $46.0 million for 2010 and $2.4 million in 2009, were excluded, the increase in selling, general and administrative expenses would have been 17.3 percent, or $82.8 million, for 2010 as compared to 2009.

The increase in 2010, as compared to 2009, was primarily attributable to (i) Hospice field operating, selling and administrative costs ($64.2 million), of which $63.8 million was attributable to acquired operations, (ii) depreciation and amortization ($4.9 million), (iii) increase in provision for doubtful accounts ($1.7 million), (iv) restructuring activities comprised of acquisition and integration activities, primarily relating to the Odyssey acquisition ($29.9 million), (v) legal settlements ($13.7 million), (vi) equity-based compensation expense ($1.1 million) and (vii) corporate administrative expenses ($12.6 million). These costs were partially offset by a decrease in Home Health field operating, selling and administrative costs ($1.7 million).

Depreciation and amortization expense included in selling, general and administrative expenses were $21.7 million for 2010 as compared to $16.0 million for 2009.

Gain on Sale of Assets and Businesses, Net

For the year ended December 31, 2010, the Company recorded a pre-tax gain of approximately $0.1 million in connection with the sale of assets associated with a Home Health branch operation in Iowa.

The Company recorded a pre-tax gain of approximately $6.0 million during 2009 in connection with the sale of assets and certain branch offices that specialized in pediatric home health care services and home health services provided under New York Medicaid programs. There was no income tax expense relating to the gain on the sale of assets due to the utilization of a portion of a capital loss carryforward that was created in 2008.

Interest Income and Interest Expense and Other

For 2010 and 2009, net interest expense was approximately $39.0 million and $6.2 million, respectively, consisting primarily of interest expense of $41.7 million and $9.2 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $2.7 million and $3.0 million, respectively, earned on investments and existing cash balances. Interest expense and other for the year ended January 3, 2010 also included $1.0 million of realized losses on the Company’s auction rate securities. The increase in interest expense and other between 2010 and 2009 related primarily to increased borrowings and higher interest rates under the Company’s new credit facility and Senior Notes in connection with the Odyssey acquisition.

Income Tax Expense

The Company recorded a federal and state income tax provision of $34.1 million for 2010, representing a current tax provision of $35.2 million and a deferred tax benefit of $1.1 million. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 38.5 percent for 2010 is primarily due to state taxes, net of federal benefit (approximately 4.8 percent), offset somewhat by a reduction in tax reserves, valuation allowances and other items (approximately 1.3 percent).

The Company recorded a federal and state income tax provision of $37.7 million for 2009, representing a current tax provision of $34.6 million and a deferred tax provision of $3.1 million. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 36.3 percent for 2009 is primarily due to state taxes and other items (approximately 4.7 percent), offset by the reduction of the capital loss valuation allowance (approximately 2.6 percent) and the state valuation allowance (approximately 0.8 percent).

Net Income Attributable to Gentiva Shareholders

For 2010, net income attributable to Gentiva shareholders was $52.2 million, or $1.71 per diluted share. For 2009, net income attributable to Gentiva shareholders was $59.2 million, or $1.98 per diluted share.

The Company uses adjusted income from continuing operations as a supplemental measure of Company performance, a non-GAAP financial measure. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding charges relating primarily to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements, dividend income, gain on sale of assets and businesses, net of taxes and goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.

After adjusting for certain one-time items which include gain on sale and businesses, net and cost savings initiatives, acquisition and integration costs, other restructuring, and legal settlements, as noted in the table below, adjusted income from continuing operations attributable to Gentiva shareholders was $83.6 million, or $2.74 per diluted share, as compared to $62.9 million, or $2.11 per diluted share, for the corresponding period of 2009.

A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to (loss) income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2010			January 3, 2010
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$83,585	$2.74		$62,866	$2.11
Gain on sale of assets and businesses, net	$103	103	—	$5,998	5,998	0.20
Restructuring, legal settlement and acquisition and integration costs	(46,003)	(28,398)	(0.93)	(2,393)	(1,533)	(0.05)

Income from continuing operations attributable to Gentiva shareholders		55,290	1.81		67,331	2.26
Add back: Net income attributable to noncontrolling interests		526	0.02		—	—

Income from continuing operations		$55,816	$1.83		$67,331	$2.26

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

In connection with the Odyssey acquisition, the Company entered into a new credit agreement that provided for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $125 million, which has since been reduced to $110 million as a result of an amendment to the Company’s credit agreement entered into on March 6, 2012. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 11 to the Company’s consolidated financial statements for additional information.

During 2011, cash provided by operating activities was $5.1 million. In addition, the Company had proceeds of $146.3 million from the sale of its ownership interest in CareCentrix, its Rehab Without Walls® business, its IDOA business and various other branch dispositions and $7.9 million from the issuance of common stock upon exercise of stock options and from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”). In 2011, the Company used $15.5 million for debt issuance costs, $63.4 million for the repayment of debt, and $19.2 million for capital expenditures.

Net cash provided by operating activities decreased by $137.5 million, from $142.6 million for the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011. The decrease was primarily driven by changes in accounts receivable ($75.1 million), current liabilities ($79.7 million), net cash provided by operations prior to changes in assets and liabilities ($6.6 million) and other ($2.6 million), partially offset by changes in prepaid expenses and other current assets ($26.5 million).

Adjustments to add back non-cash items affecting net (loss) income are summarized as follows (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(449,884)	$52,681	$(502,565)
Adjustments to add back non-cash items affecting net (loss) income:
Depreciation and amortization	30,140	22,576	7,564
Amortization of debt issuance costs	16,263	5,016	11,247
Provision for doubtful accounts	8,541	10,285	(1,744)
Equity-based compensation expense	7,548	6,279	1,269
Windfall tax benefits associated with equity-based compensation	(192)	(948)	756
Goodwill, intangibles and other long-lived asset impairment	643,305	—	643,305
(Gain) loss on sale of assets and businesses, net	(12,536)	2,031	(14,567)
Equity in net earnings of CareCentrix, including gain on sale	(68,381)	(1,298)	(67,083)
Deferred income tax benefit	(86,012)	(1,220)	(84,792)

Total cash provided by operations prior to changes in assets and liabilities	$88,792	$95,402	$(6,610)

The $6.6 million decrease in “Total cash provided by operations prior to changes in assets and liabilities” between 2010 and 2011 is primarily related to net (loss) income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill, intangibles and other long-lived asset impairment, gain on sale of assets and businesses, net and deferred taxes.

Cash flow from operating activities between 2010 and 2011 was negatively impacted by an increase in accounts receivable represented by a $39.5 million use of cash in 2011 and a $35.6 million source of cash in 2010, excluding accounts receivable for acquisitions as of the respective transaction dates. The use of cash resulted from a temporary increase in hospice accounts receivable as a result of the transition of the billing function as discussed further below. Cash flow from operating activities between 2010 and 2011 was positively impacted by $26.5 million from prepaid expenses and other assets as a result of net decreases in these accounts of approximately $10.5 million in 2011 as compared to net increases of approximately $16 million in 2010.

A summary of the changes in current liabilities impacting cash flow from operating activities follows (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(2,949)	$6,590	$(9,539)
Payroll and related taxes	(2,136)	(4,139)	2,003
Deferred revenue	(2,273)	28	(2,301)
Medicare liabilities	(8,170)	11,250	(19,420)
Obligations under insurance programs	(6,923)	4,549	(11,472)
Accrued nursing home costs	(18)	7,549	(7,567)
Other accrued expenses	(31,642)	(275)	(31,367)

Total changes in current liabilities	$(54,111)	$25,552	$(79,663)

The primary drivers for the $79.7 million difference resulting from changes in current liabilities that impacted cash flow from operating activities included:

•	Accounts payable, which had a negative impact on cash of $9.5 million between the 2010 and 2011 reporting periods, primarily related to timing of payments;

•	Payroll and related taxes, which had a positive impact of $2.0 million between the 2010 and 2011 reporting periods, primarily due to the timing of the Company’s payroll processing;

•	Deferred revenue, which had a negative impact of $2.3 million on the changes in operating cash flow between the 2010 and 2011 reporting periods;

•

Medicare liabilities, which had a negative impact of $19.4 million on the changes in operating cash flow between the 2010 and 2011 reporting periods, primarily related to the payment of $12.5 million in settlement of the 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods;

•

Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $11.5 million between the 2010 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs in 2010;

•

Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $7.6 million between the 2010 and 2011 reporting periods, due primarily to the acquisition of Odyssey; and

•

Other accrued expenses, which had negative impact on the change in operating cash flow of $31.4 million between the 2010 and 2011 reporting periods, due primarily to income tax payments associated with the sale of the company’s equity interest in CareCentrix.

Working capital at December 31, 2011 was approximately $225 million, an increase of $100 million, as compared to approximately $125 million at December 31, 2010, primarily due to:

•	a $60 million increase in cash and cash equivalents;

•	a $31 million increase in accounts receivable;

•

a $21 million decrease in current liabilities, consisting of decreases in current portion of long-term debt ($10 million), accounts payable ($3 million), payroll and related taxes ($2 million), deferred revenue ($2 million), Medicare liabilities ($8 million), obligations under insurance programs ($7 million), partially offset by an increase in other accrued expenses ($11 million). The changes in current liabilities are further described above in the discussion on net cash flow from operating activities; partially offset by,

•	a $2 million decrease in deferred tax assets; and

•	a $10 million decrease in prepaid expenses and other current assets.

Days Sales Outstanding (“DSO”) relating to continuing operations as of December 31, 2011 were 57 days, an increase of 10 days from December 31, 2010. The increase of 10 days in DSO was primarily driven by a temporary increase in hospice accounts receivable associated with a standard vendor billing system upgrade, Additional Documentation Requests (“ADRs”) from CMS received in December 2011 and processing delays with the Company’s Medicare intermediary.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash, and deferred revenue is amortized into revenue over the average patient treatment period. For information purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation to measure open net accounts receivable and recognized revenues, the alternative DSO would have been 50 days at December 31, 2011 and 40 days at December 31, 2010.

DSO at December 31, 2011 for Home Health and Hospice were 52 and 62 days, respectively, compared to 52 and 43 days, respectively, at December 31, 2010.

Accounts receivable aging by major payer sources of reimbursement were as follows (in thousands):

	December 31, 2011
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$217,028	$191,366	$20,638	$4,363	$661
Medicaid and Local Government	46,553	32,576	10,515	3,418	44
Commercial Insurance and Other	36,454	27,230	5,814	2,484	926
Self—Pay	2,116	699	699	563	155

Gross Accounts Receivable	$302,151	$251,871	$37,666	$10,828	$1,786

	December 31, 2010
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$186,621	$168,386	$13,025	$4,504	$706
Medicaid and Local Government	36,096	27,577	6,376	842	1,301
Commercial Insurance and Other	41,913	33,949	5,404	2,409	151
Self—Pay	2,612	1,070	908	512	122

Gross Accounts Receivable	$267,242	$230,982	$25,713	$8,267	$2,280

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company’s revenue mix by major payer classifications was as follows:

	2011	2010	2009
Medicare	85%	81%	76%
Medicaid and Local Government	5	5	8
Commercial Insurance and Other:
Paid at episodic rates	4	6	7
Other	6	8	9

Total net revenues	100%	100%	100%

Segment revenue mix by major payer classifications was as follows:

	2011		2010		2009
	Home		Home		Home
	Health	Hospice	Health	Hospice	Health	Hospice
Medicare	79%	93%	77%	93%	75%	93%
Medicaid and Local Government	5	4	6	4	8	3
Commercial Insurance and Other:
Paid at episodic rates	8	—	8	—	7	—
Other	8	3	9	3	10	4

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Patient Protection and Affordable Care Act (the “Affordable Care Act”), a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During 2011, approximately 23 percent of the Company’s episodic revenue was generated in designated rural areas.

In November 2010, CMS implemented final changes to Medicare home health payments for calendar year 2011, which represented a net decrease in reimbursement of approximately 5.22 percent to a base episodic rate of $2,192 for 2011 as compared to a base episodic rate of $2,313 for 2010.

On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.40 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent to $2,139. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case-mix adjustment. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes may also have a negative impact on the Company’s revenues in 2012 in addition to the base rate decrease. A summary of the components of Gentiva’s annual Medicare home health reimbursement adjustments follows:

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

As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. In addition, the Affordable Care Act requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30-day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place. The face-to-face requirements for home health and hospice providers became effective January 1, 2011. However, CMS delayed full enforcement of the requirements until April 1, 2011. In addition, in July 2011, CMS proposed comparable face-to-face encounters for people receiving Medicaid home health services.

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

Effective October 1, 2010, CMS implemented an increase of 1.8 percent for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor. In July 2011, CMS released a final rule, effective October 1, 2011, that provided for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent due to updated wage index data and a budget neutrality adjustment factor.

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

Credit Arrangements

As of December 31, 2011, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”), in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and to provide reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of December 31, 2011, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $41.8 million at December 31, 2011 and

$54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

As of December 31, 2011, the mandatory aggregate principal payments of long-term debt are $14.9 million in 2012, $25.0 million in 2013, $37.9 million in 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.9 percent per annum at December 31, 2011 and 8.2 percent per annum at December 31, 2010.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. During 2011, the Company made payments totaling $21.3 million on its Term Loan A facility. Pursuant to Amendment No. 3, the Company made a payment of $12.0 million on its Term Loan A facility on March 6, 2012. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. During 2011, the Company made payments totaling $42.1 million on its Term Loan B facility. Pursuant to Amendment No. 3, the Company made a payment of $38.0 million on its Term Loan B facility on March 6, 2012. There are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (“Amendment No. 1”), which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s variable rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A as reflected in the table below.

	Amended Applicable Rate		Previous Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility	Eurodollar Rate Term A Facility	Base Rate Term A Facility
> 3.0:1	3.25%	2.25%	5.00%	4.00%
> 2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

The Company may select interest periods of one, two, three or six months for Eurodollar rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. From March 9, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Giving effect to Amendment No. 3, subsequent to March 5, 2012, the interest rate on Term Loan A borrowings is 6.25 percent and on Term Loan B borrowings is 6.50 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

In addition, Amendment No. 1 provided for a reduction in the Company’s minimum consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratio of 2.75 to 1.00. As discussed below under “Debt Covenants,” Amendment No. 3 provided for a further reduction in the minimum consolidated interest coverage ratio.

The Company may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company was subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Subsequent to September 9, 2011, no similar prepayment premium exists. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, after giving effect to Amendment No. 3, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the second table below and a minimum cash interest coverage ratio of 2.00 to 1.00 through June 30, 2013, 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and 2.00 to 1.00 thereafter (The previously required ratio was 2.25 to 1.00 for all periods.) and also contains certain customary affirmative covenants and events of default.

On November 28, 2011, the Company entered into Amendment No. 2, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s fourth quarter cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and reset the maximum Consolidated Leverage Ratio for the fourth quarter of 2011 to 4.75 to 1.00. In connection with Amendment No. 2, the Company incurred costs of approximately $2.4 million. Approximately $2.0 million of these costs were capitalized and are being amortized over the remaining life of the debt utilizing an effective interest rate. The remaining costs paid to third parties were expensed during the year ended December 31, 2011 and are included within selling, general and administrative expenses in the Company’s consolidated statement of operations. As of December 31, 2011, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to December 31, 2011	< 4.75:1
January 1, 2012 to September 30, 2012	< 4.50:1
October 1, 2012 to September 30, 2013	< 3.75:1
Thereafter	< 3.00:1

As of December 31, 2011, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 2.6x.

On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement, which provided, among other things, for (i) an increase by 175 basis points per annum of the interest rates applicable to each of outstanding Term Loan A loans and Term Loan B loans; (ii) an increase in the Company’s permitted maximum consolidated leverage ratio as set forth in the table below; (iii) an amendment to the consolidated interest coverage ratio (and corresponding definitions) to provide that consolidated interest charges included in such calculation are such charges paid in cash (as compared with the previous covenant that included non-cash interest charges), along with a decrease in the Company’s permitted minimum consolidated cash interest coverage ratio to (a) 2.00 to 1.00 through June 30, 2013, (b) 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and (c) 2.00 to 1.00 thereafter (The previously required ratio was 2.25 to 1.00 for all periods.); (iv) amendments to the definition of “Consolidated EBITDA,” which include the ability to add-back certain costs associated with the Company’s cost realignment and operating losses associated with certain facilities and branches closed or sold by the Company during the fourth quarter of 2011 and during 2012 and an increase in the add-back for litigation settlement costs; (v) an addition of a mechanism for the Company to make discounted prepayments of Term Loan A loans and Term Loan B loans pursuant to Dutch auction procedures; and (vi) a reduction of the revolving credit facility from $125 million to $110 million. As a condition to effectiveness of Amendment No. 3, the Company paid $50 million of the outstanding term loans under the Credit Agreement, applied ratably between the Term Loan A facility and the Term Loan B facility. The Company also paid certain fees in connection with Amendment No. 3, including a consent fee to each lender approving Amendment No. 3 in an amount equal to 0.50% of its respective term loans and revolving credit commitments. In connection with Amendment No. 3, the Company incurred costs of approximately $5.6 million. Approximately $3.9 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate.

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2012 through September 30, 2014	< 6.25:1
Each fiscal quarter thereafter	< 5.75:1

The previously required ratio was (i) 4.50 to 1.00 through September 30, 2012, (ii) 3.75 to 1.00 from December 31, 2012 through September 30, 2013 and (iii) 3.00 to 1.00 thereafter.

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

Capital Expenditures

The Company’s capital expenditures for 2011 were $19.2 million as compared to $16.2 million for 2010. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $22 million and $24 million for 2012. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $164.9 million as of December 31, 2011, including operating funds of approximately $5.0 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets. During 2011, the Company paid $12.5 million associated with the settlement of the 2003 subpoena. See Note 14 to the Company’s consolidated financial statements for additional information.

During 2011, the Company had no repurchases of its outstanding common stock. The Company’s Credit Agreement provides for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock. See Notes 11 and 12 to the Company’s consolidated financial statements.

Contractual Obligations and Commercial Commitments

As of December 31, 2011, the Company had outstanding borrowings of $988.1 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 31, 2011 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations:
Term loan repayments	$663,125	$14,903	$62,910	$585,312	$—
Bonds repayment	325,000	—	—	—	325,000
Interest payments(1)	392,982	68,868	134,237	115,127	74,750
Capital lease obligations	179	141	36	2	—
Operating lease obligations	128,805	45,611	59,994	21,277	1,923

Total	$1,510,091	$129,523	$257,177	$721,718	$401,673

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At December 31, 2011, the weighted-average interest rate on the Company’s term loan borrowings and senior unsecured notes approximated 6.9 percent per annum.

During 2011, the Company made payments totaling $21.3 million on its Term Loan A facility. Pursuant to Amendment No. 3, the Company made a payment of $12.0 million on its Term Loan A facility on March 6, 2012. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. During 2011, the Company made payments totaling $42.1 million on its Term Loan B facility. Pursuant to Amendment No. 3, the Company made a payment of $38.0 million on its Term Loan B facility on March 6, 2012. There are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

The Company had total letters of credit outstanding of approximately $41.8 million at December 31, 2011 and $54.6 million at December 31, 2010. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million and $4.5 million at December 31, 2011 and December 31, 2010, respectively.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Management expects that the Company’s working capital needs for 2012 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Additional items that could impact the Company’s liquidity are discussed under “Risk Factors” in Item 1A of this report.

Litigation and Government Matters

The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 14 to the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

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

In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, which requires health care organizations that do not assess the collectibility of a receivable before recognizing revenue to present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations. Enhanced disclosure about policies for recognizing revenue, assessing bad debts and qualitative and quantitative information about changes in the allowance for doubtful accounts also are required. The guidance is effective for the first quarter of 2012 for the Company. The Company does not believe the adoption of ASU 2011-07 will have a material impact on the Company’s consolidated financial statements as the Company currently evaluates the collectibility of a receivable before recognizing revenue.

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

Impact of Inflation

The Company does not believe that the general level of inflation has had a material impact on its results of operations during the past three years.

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

Revenue Recognition

Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of operations. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”

In addition, these elements can be impacted by the risk factors described in “Risks Related to Our Business and Industry” and “Risks Related to Healthcare Regulation,” which appear in Part I, Item 1A of this report.

Home Health Episodic Net Revenues

Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $34.1 million and $36.4 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period ending October 31st cannot exceed the aggregate Medicare payment cap. As of December 31, 2011, the Company currently has 12 programs estimated to exceed the Medicare cap limits for the 2012 cap year. The Company has recorded approximately $4.3 million and $3.0 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statement of operations for fiscal year 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $15.6 million and $15.4 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheet associated with Medicare cap exposures.

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

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year were sufficient at December 31, 2011, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of operations. There have not been any material revisions in established reserves for the periods presented in this report, except as described in Note 14 to the Company’s consolidated financial statements.

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of operations in the period in which such gain contingencies are realized.

Causes and Impact of Change on Revenue

For each of the sources of revenue, the principal elements in addition to those described above which can cause change in the amount of revenue to be realized are (i) an inability to obtain appropriate billing documentation, (ii) an inability to obtain authorizations acceptable to the payer, (iii) utilization of services at levels other than authorized and (iv) other reasons unrelated to credit risk.

Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates. Although it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described, the Company believes that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this report.

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

“Accounts Receivable” section below further outlines matters considered with respect to estimating the allowance for doubtful accounts.

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

The Company’s policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company’s evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this report.

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of operations. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011, $6.0 million and $4.3 million, respectively, in 2010 and $4.3 million and $5.7 million, respectively, in 2009. The allowance for doubtful accounts at December 31, 2011, December 31, 2010 and January 3, 2010 was $11.6 million, $7.7 million and $9.3 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 130 of this report.

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

During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement as the federal government works to reduce the federal deficit. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived assets impairment in the Company’s consolidated statements of operations. See Note 9 to the Company’s consolidated financial statements for additional information.

During 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimate of these businesses on market valuations received from potential buyers as the Company had a more likely-than-not expectation that those businesses would be sold. The impairment test indicated that the fair value of those operating units, less costs to sell, were lower than the carrying value and, as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations in 2009.

The Company also completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s operating units as of December 31, 2011 which indicated that there was no additional impairment for 2011. The annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s other operating units was performed and the results indicated that there was no impairment for 2010 or 2009.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time, but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs associated with continuing operations were $15.1 million, $16.8 million and $15.2 million for the years ended December 31, 2011, December 31, 2010 and January 3, 2010, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million, $0.8 million and $1.0 million for 2011, 2010 and 2009, respectively. Differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of operations. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2011. For the years ended December 31, 2011, December 31, 2010 and January 3, 2010, employee health and welfare benefit costs associated with continuing operations were $93.0 million, $58.9 million and $53.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million, $1.2 million and $3.2 million for 2011, 2010 and 2009, respectively. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of operations. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.

The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of December 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $663.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.6 million per year, assuming a similar capital structure.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$164,912	$104,752
Receivables, less allowance for doubtful accounts of $11,562 and $7,654 at December 31, 2011 and 2010, respectively	290,589	259,588
Deferred tax assets	26,451	28,155
Prepaid expenses and other current assets	38,379	48,910

Total current assets	520,331	441,405
Note receivable from CareCentrix	25,000	25,000
Investment in CareCentrix	—	25,635
Fixed assets, net	46,246	85,707
Intangible assets, net	214,874	374,057
Goodwill	641,669	1,085,066
Other assets	82,208	83,258

Total assets	$1,530,328	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$25,000
Accounts payable	12,613	15,562
Payroll and related taxes	42,027	44,163
Deferred revenue	34,114	36,387
Medicare liabilities	23,066	31,236
Obligations under insurance programs	54,976	61,899
Accrued nursing home costs	24,223	24,241
Other accrued expenses	89,270	78,153

Total current liabilities	295,192	316,641
Long-term debt	973,222	1,026,563
Deferred tax liabilities, net	32,498	111,199
Other liabilities	26,885	27,493
Equity:
Gentiva shareholders’ equity:
Common stock, $.10 par value; authorized 100,000,000 shares; issued 31,435,264 and 30,799,091 shares at December 31, 2011 and 2010, respectively	3,144	3,080
Additional paid-in capital	387,803	372,106
Accumulated other comprehensive income	—	478
Retained earnings (deficit)	(178,131)	272,394
Treasury stock, 655,802 and 641,468 shares at December 31, 2011 and December 31, 2010, respectively	(12,878)	(12,484)

Total Gentiva shareholders’ equity	199,938	635,574
Noncontrolling interests	2,593	2,658

Total equity	202,531	638,232

Total liabilities and equity	$1,530,328	$2,120,128

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Net revenues	$1,798,778	$1,414,459	$1,118,811
Cost of services sold	948,455	680,074	534,197

Gross profit	850,323	734,385	584,614
Selling, general and administrative expenses	(730,407)	(606,864)	(480,461)
Goodwill, intangibles and other long-lived asset impairment	(643,305)	—	—
Gain on sale of assets and businesses, net	1,061	103	5,998
Dividend income	8,590	—	—
Interest income	2,686	2,656	3,037
Interest expense and other	(91,296)	(41,686)	(9,211)

(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	(602,348)	88,594	103,977
Income tax benefit (expense)	75,768	(34,076)	(37,718)
Equity in net earnings of CareCentrix, including gain on sale	68,381	1,298	1,072

(Loss) income from continuing operations	(458,199)	55,816	67,331
Discontinued operations, net of tax	8,315	(3,135)	(8,149)

Net (loss) income	(449,884)	52,681	59,182
Less: Net income attributable to noncontrolling interests	(641)	(526)	—

Net (loss) income attributable to Gentiva shareholders	$(450,525)	$52,155	$59,182

Basic earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.13)	$1.86	$2.31
Discontinued operations, net of tax	0.28	(0.11)	(0.28)

Net (loss) income attributable to Gentiva shareholders	$(14.85)	$1.75	$2.03

Weighted average shares outstanding	30,336	29,724	29,103

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(15.13)	$1.81	$2.26
Discontinued operations, net of tax	0.28	(0.10)	(0.28)

Net (loss) income attributable to Gentiva shareholders	$(14.85)	$1.71	$1.98

Weighted average shares outstanding	30,336	30,468	29,822

Amounts attributable to Gentiva shareholders:
(Loss) income from continuing operations	$(458,840)	$55,290	$67,331
Discontinued operations, net of tax	8,315	(3,135)	(8,149)

Net (loss) income	$(450,525)	$52,155	$59,182

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 29, 2008	28,993,390	$2,899	$334,687	$161,057	$(1,170)	$(2,502)	$—	$494,971
Comprehensive income:
Net income	—	—	—	59,182	—	—	—	59,182
Reversals of valuation allowance on auction rate securities	—	—	—	—	170	—	—	170
Realized loss on auction rate securities	—	—	—	—	1,000	—	—	1,000

Total comprehensive income	—	—	—	59,182	1,170	—	—	60,352
Income tax benefits associated with the exercise of non-qualified stock options	—	—	2,317	—	—	—	—	2,317
Equity-based compensation expense	—	—	5,182	—	—	—	—	5,182
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	953,003	95	13,243	—	—	—	—	13,338
Treasury shares:
Stock repurchase (327,828 shares)	—	—	—	—	—	(4,813)	—	(4,813)
Common stock received from Healthfield escrow (8,937 shares)	—	—	—	—	—	(184)	—	(184)

Balance at January 3, 2010	29,946,393	2,994	355,429	220,239	—	(7,499)	—	571,163
Comprehensive income:
Net income	—	—	—	52,155	—	—	526	52,681
Unrealized gain on interest rate swap, net of tax	—	—	—	—	478	—	—	478

Total comprehensive income	—	—	—	52,155	478	—	526	53,159
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,289	—	—	—	—	1,289
Equity-based compensation expense	—	—	6,279	—	—	—	—	6,279
Other non-cash compensation expense	—	—	577	—	—		—	577
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	852,698	86	8,532	—	—	—	—	8,618
Acquisition of noncontrolling interest	—	—	—	—	—	—	2,410	2,410
Distribution to partnership interests	—	—	—	—	—	—	(278)	(278)
Treasury shares:
Stock repurchase (175,000 shares)	—	—	—	—	—	(4,985)	—	(4,985)

Balance at December 31, 2010	30,799,091	3,080	372,106	272,394	478	(12,484)	2,658	638,232
Comprehensive (loss) income:
Net (loss) income	—	—	—	(450,525)	—	—	641	(449,884)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290

Total comprehensive (loss) income	—	—	—	(450,525)	(478)	—	641	(450,362)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	257	—	—	—	—	257
Equity-based compensation expense	—	—	7,548	—	—	—	—	7,548
Other non-cash compensation expense	—	—	407	—	—	—	—	407
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	636,173	64	7,837	—	—	—	—	7,901
Acquisition of noncontrolling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(738)	(738)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)

Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$—	$(12,878)	$2,593	$202,531

See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(449,884)	$52,681	$59,182
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,140	22,576	22,796
Amortization and write-off of debt issuance costs	16,263	5,016	1,335
Provision for doubtful accounts	8,541	10,285	9,958
Equity-based compensation expense	7,548	6,279	5,182
Windfall tax benefits associated with equity-based compensation	(192)	(948)	(1,683)
Realized loss on auction rate securities	—	—	1,000
Goodwill, intangible asset and other long-lived asset impairment	643,305	—	9,611
(Gain) loss on sale of assets and businesses, net	(12,536)	2,031	(5,998)
Equity in net earnings of CareCentrix, including gain on sale, net of tax	(68,381)	(1,298)	(1,072)
Deferred income tax (benefit) expense	(86,012)	(1,220)	3,103
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(39,542)	35,600	(14,556)
Prepaid expenses and other current assets	10,467	(16,000)	(4,949)
Accounts payable	(2,949)	6,590	870
Payroll and related taxes	(2,136)	(4,139)	5,504
Deferred revenue	(2,273)	28	3,160
Medicare liabilities	(8,170)	11,250	845
Obligations under insurance programs	(6,923)	4,549	2,008
Accrued nursing home costs	(18)	7,549	(257)
Other accrued expenses	(31,642)	(275)	8,116
Other, net	(465)	2,067	953

Net cash provided by operating activities	5,141	142,621	105,108

INVESTING ACTIVITIES:
Purchase of fixed assets	(19,231)	(16,184)	(24,857)
Proceeds from sale of assets and businesses, net of cash transferred	146,315	9,796	6,800
Acquisition of businesses, net of cash acquired	(320)	(834,919)	(11,175)
Sale of short-term investments available-for-sale	—	—	12,000

Net cash provided by (used in) investing activities	126,764	(841,307)	(17,232)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,901	8,618	13,338
Windfall tax benefits associated with equity-based compensation	192	948	1,683
Proceeds from issuance of debt	—	1,075,000	—
Borrowings under revolving credit facility	—	30,000	—
Repayment of borrowings under revolving credit facility	—	(30,000)	—
Repayment of long-term debt	(63,438)	(260,437)	(14,000)
Repayment of Odyssey debt	—	(108,822)	—
Debt issuance costs	(15,460)	(58,577)	—
Repurchase of common stock	—	(4,985)	(4,813)
Repayment of capital lease obligations	(267)	(645)	(875)
Other	(673)	(72)	—

Net cash provided by (used in) financing activities	(71,745)	651,028	(4,667)

Net change in cash and cash equivalents	60,160	(47,658)	83,209
Cash and cash equivalents at beginning of year	104,752	152,410	69,201

Cash and cash equivalents at end of year	$164,912	$104,752	$152,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$78,639	$24,052	$8,599
Income taxes paid	$38,067	$47,446	$32,389

In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 and 8,937 shares of its common stock in 2011 and 2009, respectively, from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company, which have been recorded as treasury shares.

For years 2011, 2010 and 2009, deferred tax benefits associated with stock compensation deductions of $0.3 million, $1.3 million and $2.3 million, respectively, have been credited to shareholders’ equity.

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

In the fourth quarter of 2011, the Company closed or divested 34 home health branches and 9 hospice branches. The Company entered into asset purchase agreements that covered the divestiture of the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement that covered the divestiture of the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. In connection with these agreements, the Company received consideration of approximately $1.6 million and recognized a net gain before income taxes of approximately $0.7 million included in gain on sale of assets and businesses, net. See Note 4 for additional information.

Effective October 14, 2011, the Company sold its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements. See Note 4 for additional information.

During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statements of operations. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of operations. At December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc. See Note 7 for additional information.

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

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare, Inc. (“Odyssey”), one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. In connection with the acquisition, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes. See Notes 4 and 11 to the Company’s consolidated financial statements for additional information about the acquisition and related financing.

In February 2010, the Company consummated the sale of its respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses. The financial results of these operating segments, for all periods presented, are reported as discontinued operations in the Company’s consolidated financial statements.

In addition, the Company has completed various other transactions impacting the Company’s results of operations and financial condition as further described in Note 4. The impact of these transactions has been reflected in the Company’s results of operations and financial condition from their respective closing dates.

Note 2.	Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010 and presented as a component of equity in the Company’s consolidated balance sheets at December 31, 2011 and 2010. All material balances and transactions between the consolidated entities have been eliminated.

Following the Odyssey acquisition, the Company adopted a change to a calendar year reporting period for 2010. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting period for 2011, 2010 and 2009 included 365 days, 362 days and 371 days, respectively.

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

The most critical estimates relate to revenue recognition, which incorporates the impact of various revenue adjustments including payment caps under the Medicare program for hospice, the collectibility of accounts receivable and related reserves, impairment tests for goodwill and other indefinite-lived intangible assets and obligations under insurance programs including workers’ compensation, professional liability, property and general liability and employee health and welfare insurance programs.

A description of the significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.

Significant Accounting Policies and Estimates

Revenue Recognition

Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of operations. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”

Home Health Episodic Net Revenues

Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data relating to each patient’s health status, including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $34.1 million and $36.4 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

Hospice Medicare Net Revenues

Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period ending October 31st cannot exceed the aggregate Medicare payment cap. As of December 31, 2011, the Company currently has 12 programs estimated to exceed the Medicare cap limits for the 2012 cap year. The Company has recorded approximately $4.3 million and $3.0 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statement of operations for fiscal year 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $15.6 million and $15.4 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheet associated with Medicare cap exposures.

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

Medicare Settlement Issues under Interim Payment System

Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with the Centers for Medicare & Medicaid Services (“CMS”) and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Although management believes that established reserves related to the open fiscal 2000 cost report year were sufficient at December 31, 2011, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of operations. There have not been any material revisions in established reserves for the periods presented in this report, except as described in Note 14 to the consolidated financial statements.

Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of operations in the period in which such gain contingencies are realized.

Causes and Impact of Change on Revenue

For each of the sources of revenue, the principal elements in addition to those described above which can cause change in the amount of revenue to be realized are (i) an inability to obtain appropriate billing documentation, (ii) an inability to obtain authorizations acceptable to the payer, (iii) utilization of services at levels other than authorized and (iv) other reasons unrelated to credit risk.

Revenue adjustments resulting from differences between estimated and actual reimbursement amounts are recorded as adjustments to net revenues or recorded against allowance for doubtful accounts, depending on the nature of the adjustment. These are determined by Company management and reviewed from time to time, but no less often than quarterly. Each of the elements described here and under each of the various sources of revenue can effect change in the estimates. Although it is not possible to predict the degree of change that might be effected by a variation in one or more of the elements described, the Company believes that changes in these elements could cause a change in estimate which could have a material impact on the consolidated financial statements. There have not been any material revisions in these estimates for the periods presented in this report.

Billing and Receivables Processing

The Company’s billing systems record revenues at net expected reimbursement based on established or contracted fee schedules. The systems provide for an initial contractual allowance adjustment from “usual and customary” charges, which is typical for the payers in the healthcare field. The Company records an initial contractual allowance at the time of billing and reduces the Company’s revenue to expected reimbursement levels. Changes in contractual allowances, if any, are recorded each month. Changes in the nature of contractual allowances have not been material for the periods presented in this report.

“Accounts Receivable” section below further outlines matters considered with respect to estimating the allowance for doubtful accounts.

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

The Company’s policy is to bill for patient co-payments and make good faith efforts to collect such amounts. At the end of each reporting period, the Company estimates the amount of outstanding patient co-payments that will not be collected and the amount of outstanding co-payments that may be waived due to financial hardship based on a review of historical trends. This estimate is made as part of the Company’s evaluation of the adequacy of its allowance for doubtful accounts. There have not been any material revisions in this estimate for the periods presented in this report.

Accounts Receivable Reserve Methodology

The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of operations. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011, $6.0 million and $4.3 million, respectively, in 2010 and $4.3 million and $5.7 million, respectively, in 2009. The allowance for doubtful accounts at December 31, 2011, December 31, 2010 and January 3, 2010 was $11.6 million, $7.7 million and $9.3 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 130 of this report.

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

The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived assets impairment in the Company’s consolidated statements of operations. See Note 9 for additional information.

During 2009, the Company committed to a plan to exit its HME and IV businesses and met the requirements to designate these businesses as held for sale in accordance with applicable accounting guidance. The Company performed an impairment test of goodwill in connection with the classification of the Company’s HME and IV businesses as held for sale. The Company based its fair value estimate of these businesses on market valuations received from potential buyers as the Company had a more likely-than-not expectation that those businesses would be sold. The impairment test indicated that the fair value of those operating units, less costs to sell, were lower than the carrying value and, as such, the Company recorded a write-down of goodwill of approximately $9.6 million in discontinued operations in 2009.

The Company also completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s operating units as of December 31, 2011 which indicated that there was no additional impairment. The annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s other operating units was performed and the results indicated that there was no impairment for 2010 or 2009.

Obligations Under Insurance Programs

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, professional liability, property and general liability, and employee health and welfare.

The Company may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. The Company maintains various insurance programs to cover this risk with insurance policies subject to substantial deductibles and retention amounts. The Company recognizes its obligations associated with these programs in the period the claim is incurred. The cost of both reported claims and claims incurred but not reported, up to specified deductible limits, have generally been estimated based on historical data, industry statistics, the Company’s specific historical claims experience, current enrollment statistics and other information. The Company’s estimates of its obligations and the resulting reserves are reviewed and updated from time to time, but at least quarterly. The elements which impact this critical estimate include the number, type and severity of claims and the policy deductible limits; therefore, the estimate is sensitive and changes in the estimate could have a material impact on the Company’s consolidated financial statements.

Workers’ compensation and professional and general liability costs associated with continuing operations were $15.1 million, $16.8 million, and $15.2 million for the years ended December 31, 2011, December 31, 2010, and January 3, 2010, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million, $0.8 million and $1.0 million for 2011, 2010 and 2009, respectively. Differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of operations. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.

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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2011. For the years ended December 31, 2011, December 31, 2010 and January 3, 2010, employee health and welfare benefit costs associated with continuing operations were $93.0 million, $58.9 million and $53.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million, $1.2 million and $3.2 million for 2011, 2010 and 2009, respectively. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the

Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of operations. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.

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

The Company had operating funds of approximately $5.0 million and $6.6 million at December 31, 2011 and 2010, respectively, which exclusively relate to a non-profit hospice operation managed in Florida.

Investments

During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million in 2011, which was reflected in dividend income in the Company’s consolidated statement of operations. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of operations. At December 31, 2010, the Company held an ownership interest of approximately 30 percent in the combined preferred and common equity of CareCentrix Holdings Inc.

Prior to the disposition of CareCentrix Holdings Inc., the Company accounted for its investment in CareCentrix Holdings Inc. using the equity method of accounting, since the Company had the ability to exercise significant influence, but not control, over the entity. Significant influence was deemed to exist through the Company’s representation on CareCentrix’s Board of Directors and as a result of the Company holding a $25 million subordinated promissory note from CareCentrix, Inc. See Note 7 for additional information. The Company’s equity ownership interest in CareCentrix Holdings Inc. was recorded in investment in CareCentrix as of December 31, 2010 in the accompanying consolidated balance sheets.

At December 31, 2011 and 2010, the Company had assets of $26.3 million and $26.0 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of December 31, 2011 and 2010, the Company had unamortized debt issuance costs of $53.7 million and $54.3 million, respectively, recorded in other assets. During 2011, the Company (i) incurred incremental debt issuance costs of approximately $15.5 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. During 2010, the Company wrote-off $2.5 million of deferred debt issuance costs in connection with the termination of its 2006 credit agreement. See Note 11 for additional information.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. See Note 8 for additional information.

Accounting for Impairment and Disposal of Long-Lived Assets

The Company evaluates the possible impairment of its long-lived assets, including intangible assets, which are amortized pursuant to authoritative guidance. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice segments. During the third quarter of 2011, the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statement of operations for the year ended December 31, 2011.

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

Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing income (loss) from continuing operations attributable to Gentiva shareholders, discontinued operations, net of tax and net

(loss) income attributable to Gentiva shareholders, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Net (loss) income attributable to Gentiva shareholders	$(450,525)	$52,155	$59,182
Basic weighted average common shares outstanding	30,336	29,724	29,103
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	744	719

Diluted weighted average common shares outstanding	30,336	30,468	29,822
Basic earnings per common share
Net (loss) income attributable to Gentiva shareholders	$(14.85)	$1.75	$2.03

Diluted earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(14.85)	$1.71	$1.98

For 2011, due to the anti-dilutive effect on loss from continuing operations, discontinued operations and net loss attributable to Gentiva shareholders, diluted earnings per common share excluded the effect of (i) 3.1 million stock options, (ii) 0.1 million performance share units, (iii) 0.4 million restricted stock awards and (iv) 0.5 million of shares issuable under stock plans for employees and directors using the treasury stock method.

For 2010 and 2009, approximately 1.1 million and 0.9 million stock options, respectively, were excluded from the computations of diluted earnings per common share as their inclusion would be anti-dilutive.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred income tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 16 for additional information.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the current year presentation including, among other things, a reclassification of non-current deferred tax assets and goodwill as further described in Note 9.

Note 3.	Recent Accounting Pronouncements

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

In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, which requires health care organizations that do not assess the collectibility of a receivable before recognizing revenue to present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of operations. Enhanced disclosure about policies for recognizing revenue, assessing bad debts and qualitative and quantitative information about changes in the allowance for doubtful accounts also are required. The guidance is effective for the first quarter of 2012 for the Company. The Company does not believe the adoption of ASU 2011-07 will have a material impact on the Company’s consolidated financial statements as the Company currently evaluates the collectibility of a receivable before recognizing revenue.

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

Note 4.	Acquisitions and Dispositions

Acquisitions

During 2011, 2010 and 2009, the Company completed several acquisitions as further described below.

Odyssey HealthCare, Inc.

Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion consisting of payments of approximately (i) $963.9 million for Odyssey’s equity interest, (ii) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (iii) $14.3 million relating to transaction costs incurred by Odyssey.

The Company funded the purchase price using (i) $729.9 million of borrowings under new senior secured term loan facilities, exclusive of debt issuance costs, (ii) $316.8 million of proceeds from the issuance of senior unsecured notes, exclusive of debt issuance costs, and (iii) existing cash balances of $37.2 million. In addition, the Company incurred transaction costs of approximately $26.0 million during 2010 which are reflected as selling, general and administrative expenses in the Company’s consolidated statements of operations. In addition, the Company incurred debt issuance costs of approximately $58.6 million which were capitalized and are being amortized over the term of the credit agreement and the senior unsecured notes.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at December 29, 2008, the beginning of the first quarter of 2009. The pro forma results presented below for the year ended December 31, 2010 combine the results of the Company for such period and the historical results of Odyssey from January 1 through August 16, 2010. The pro forma results presented below for the year ended January 3, 2010 combine the results of the Company and the historical results of Odyssey for such period (in thousands, except per share amounts):

	For theYear Ended
	December 31, 2010	January 3, 2010
Net revenues	$1,853,244	$1,805,249
Net income attributable to Gentiva shareholders	$62,767	$50,344
Earnings per common share:
Basic	$2.11	$1.73
Diluted	$2.06	$1.69
Weighted average shares outstanding:
Basic	29,724	29,103
Diluted	30,468	29,822

The pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.9 percent, (ii) income tax provision using an effective tax rate of 39.9 percent, and (iii) amortization of incremental identifiable intangible assets, and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2009 reporting period.

Other Acquisitions

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

For 2009, total cash consideration paid for acquired businesses amounted to $11.2 million, excluding transaction costs. The acquisitions completed during the 2009 period extended the Company’s operations primarily into geographic areas not previously serviced by the Company within states requiring a Certificate of Need (“CON”) to perform home health services. The name of the acquired home health agency, the acquisition date and the geographic service area are summarized below:

Name of Agency	Acquisition Date	Geographic Service Area
Mid-State Home Health Agency	June 20, 2009	Central Louisiana
Nicholas County Home Health Agency	July 1, 2009	West Virginia
Magna Home Health	August 22, 2009	Central Mississippi /Western Alabama
Coordinated Home Health	October 16, 2009	Southeastern New Mexico and El Paso, TX
AIM Home Care	December 11, 2009	Encino, CA

The allocation of the purchase prices relating to acquisitions consummated in fiscal years 2010 and 2009 is as follows (in thousands):

	Fiscal Year
	2010	2009
Accounts receivable, net	$—	$393
Fixed assets, net	269	101
Identifiable intangible assets	3,830	7,268
Goodwill	4,546	3,722
Other assets	12	12

Total assets acquired	8,657	11,496
Accounts payable and accrued liabilities	—	(85)
Short-term and long-term debt	—	(12)
Other liabilities	(157)	(224)

Total liabilities assumed	(157)	(321)

Net assets acquired	$8,500	$11,175

The valuation of the intangible assets by component and their respective useful life are as follows (in thousands):

	Fiscal Year		Useful life
	2010	2009
Covenants not to compete	$150	$125	5 years
Tradenames	—	116	10 years
Customer relationships	430	1,596	10 years
Certificates of need	3,250	5,431	indefinite

Total	$3,830	$7,268

For the Company’s other acquisitions during 2010 and 2009, the Company expects substantially all goodwill and identifiable intangible assets will be amortized for tax purposes.

Dispositions

Home Health and Hospice Branch Dispositions

In the fourth quarter of 2011, the Company entered into asset purchase agreements to sell the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement to sell the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. In connection with these agreements, the Company received consideration of approximately $1.6 million and recognized a net gain before income taxes of approximately $0.7 million included in gain on sale of assets and businesses, net.

The major classes of assets of the Home Health and Hospice branch dispositions that were sold were as follows (in thousands):

	As of Date of Sale	December 31, 2010
Non-current assets:
Fixed assets, net	$199	$313
Intangible assets	703	1,655
Other assets	1	3

Total non-current assets	903	1,971
Non-current liabilities:
Payroll liabilities	(22)	(18)

Total non-current liabilities	(22)	(18)

Total	$881	$1,953

Rehab Without Walls® and Homemaker Services Agency Dispositions

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million, consisting of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million to be received by the Company in two increments. Approximately $0.1 million of the escrow fund was received on October 28, 2011 in connection with the transaction closing associated with the Utah branches and the remainder will be held for twelve months to satisfy certain post closing obligations. During 2011, the Company recorded a $9.1 million pre-tax gain, net of transaction costs, in discontinued operations, net of tax, in the Company’s consolidated statement of operations. Transaction costs of $0.4 million consisted primarily of professional fees and expenses. The Rehab Without Walls® business was previously included within the Company’s Home Health segment.

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During 2011, the Company recorded a pre-tax gain of approximately $2.4 million in discontinued operations, net of tax, in the Company’s consolidated statement of operations. The homemaker services agency business was previously reported within the Company’s Home Health segment.

The major classes of assets of the Rehab Without Walls® and the IDOA businesses that were sold were as follows (in thousands):

	As of Date of Sale	December 31, 2010
Non-current assets:
Fixed assets, net	$183	$143
Other assets	109	94

Total non-current assets	292	237

Total	$292	$237

The Company retained accounts receivable, net associated with Rehab Without Walls® of approximately $2.8 million as of the date of sale and $3.5 million at December 31, 2010. The Company retained accounts receivable, net associated with the homemaker services agency business of approximately $2.6 million as of the date of sale and $4.9 million at December 31, 2010.

Net revenues and operating results for the periods presented for Rehab Without Walls® and the IDOA businesses were as follows (in thousands):

	2011	2010	2009
Net revenues	$22,819	$32,570	$33,649

Income before income taxes	$2,717	$4,098	$3,911
Gain on sale of business	11,475	—	—
Income tax expense	(5,702)	(1,628)	(1,446)

Discontinued operations, net of tax	$8,490	$2,470	$2,465

HME and IV Disposition

Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statements of operations. Transaction costs of $0.7 million consisted primarily of professional fees and expenses. During 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. During 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million, in discontinued operations, net in the Company’s consolidated statements of operations.

There were no liabilities classified as held for sale as the Company did not transfer any pre-closing liabilities in the transaction. Accounts receivable and liabilities associated with the HME and IV businesses approximated $11 million and $3 million, respectively, as of the date of sale.

HME and IV net revenues and operating results for the periods presented were as follows (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Net revenues	$—	$3,956	$55,281

Income before income taxes	$(287)	$(7,089)	$(11,164)
Gain on sale of business	—	(2,134)	—
Income tax expense	112	3,618	550

Discontinued operations, net of tax	$(175)	$(5,605)	$(10,614)

Other Asset Disposition

Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets and businesses, net in the Company’s consolidated statement of operations for the year ended December 31, 2010.

Pediatric and Other Asset Dispositions

During 2009, the Company sold assets associated with certain branch offices that specialized primarily in pediatric home health care services for consideration of $6.5 million. The sales related to seven offices in five cities and included the adult home care services in the affected offices. In addition, the Company sold assets associated with two branch offices in upstate New York, which provided home health services under New York Medicaid programs, for cash consideration of $0.3 million. The transactions, after deducting related costs, resulted in a net gain before income taxes of $6.0 million. This gain is included in the gain on sale of assets and businesses, net in the Company’s consolidated statement of operations for 2009.

Note 5.	Fair Value of Financial Instruments

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis was as follows (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,006	$—	$—	$54,006	$49,478	$—	$—	$49,478
Rabbi Trust:
Mutual funds	25,626	—	—	25,626	25,298	—	—	25,298
Money market funds	697	—	—	697	734	—	—	734

Total assets	$80,329	$—	$—	$80,329	$75,510	$—	$—	$75,510

Liabilities:
Payables to plan participants	$26,323	$—	$—	$26,323	$26,032	$—	$—	$26,032

Assets held in the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2011 and 2010.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,600	$25,000	$27,300
Liabilities:
Long-term debt, including current portion	$988,125	$863,313	$1,051,563	$1,093,588

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

Cash Flow Hedge

The Company may utilize derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one year interest cap with a notional value of $220.0 million and, until March 9, 2011, (ii) two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of operations in 2011. The Company’s interest rate cap expired in November 2011 and as of December 31, 2011, the Company held no derivative financial instruments. As of December 31, 2010, the Company had unrealized gains on the derivatives of $0.5 million recorded in accumulated other comprehensive income.

Note 6.	Net Revenues and Accounts Receivable

Net Revenues

Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in thousands):

	Year
	2011	2010	2009
Medicare:
Home Health	$799.2	$822.7	$782.5
Hospice	729.1	326.2	68.8

Total Medicare	1,528.3	1,148.9	851.3
Medicaid and Local Government	83.1	74.0	83.9
Commercial Insurance and Other:
Paid at episodic rates	77.7	86.4	79.3
Other	109.7	105.2	104.3

Total Commercial Insurance and Other	187.4	191.6	183.6

Total net revenues	$1,798.8	$1,414.5	$1,118.8

For 2011 and 2010, the Company recorded hospice Medicare cap expense of $4.3 million and $3.0 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of operations. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during a twelve month period cannot exceed the aggregate Medicare payment cap. As of December 31, 2011 and 2010, the Company had Medicare cap liabilities of $15.6 million and $15.4 million, respectively, which were reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Accounts Receivable

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 31, 2011	December 31, 2010
Medicare	$217,028	$186,747
Medicaid and Local Government	46,553	35,872
Commercial Insurance and Other	38,570	44,623

Gross Accounts Receivable	302,151	267,242
Less: Allowance for doubtful accounts	(11,562)	(7,654)

Net Accounts Receivable	$290,589	$259,588

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.1 million and $2.6 million as of December 31, 2011 and 2010, respectively.

The Company’s only financing receivable is the note receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of December 31, 2011 and 2010, the Company had no allowances for credit losses.

Note 7.	Note Receivable from and Investment in CareCentrix

The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings, the maturity date of the note was extended to the earlier of March 19, 2017, which is five and one-half years from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of operations, amounted to $2.5 million for 2011 and 2010.

During 2011, the Company sold its equity investment in CareCentrix Holdings. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of operations. The Company also recorded a net gain of approximately $67.1 million, including an escrow of approximately $10.6 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of operations.

The Company recorded a receivable from CareCentrix of $1.8 million in connection with the tax impact of settlement charges relating to the settlement of a commercial contractual dispute involving CareCentrix. In connection with the sale of the Company’s investment in CareCentrix Holdings, the Company received the $1.8 million. See Note 16 for additional information.

The Company recognized approximately $1.3 million, $1.3 million and $1.1 million of equity in the net earnings of CareCentrix for 2011, 2010 and 2009, respectively.

Note 8.	Fixed Assets, Net

Fixed assets at December 31, 2011 and 2010 were as follows:

(in thousands)	Useful Lives	December 31, 2011	December 31, 2010
Land	Indefinite	$1,451	$1,660
Building	30 Years	6,107	6,948
Computer equipment and software	3-7 Years	58,270	112,772
Home medical equipment	4 Years	4,671	4,207
Furniture and fixtures	5 Years	31,501	38,287
Leasehold improvements	Lease Term	19,318	19,471
Machinery and equipment	5 Years	2,954	3,741

		124,272	187,086
Less accumulated depreciation		(78,026)	(101,379)

		$46,246	$85,707

Depreciation expense was approximately $17.2 million in 2011, $14.4 million in 2010 and $11.8 million in 2009.

Computer equipment and software at December 31, 2011 included deferred software development costs of $5.7 million, primarily related to replacement of the Company’s financial and human resources systems. At December 31, 2010, the Company’s computer equipment and software included deferred software development costs of $37.2 million, primarily related to the Company’s LifeSmart clinical management system. In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statement of operations for year ended December 31, 2011.

Note 9.	Goodwill and Intangible Assets

During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived asset impairment in the Company’s consolidated statement of operations for the year ended December 31, 2011.

The Company also completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s operating units as of December 31, 2011 which indicated that there was no additional impairment for 2011. The annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s other operating units was performed and the results indicated that there was no impairment for 2010 or 2009.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011			December 31, 2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:
Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,411)	(9,144)	(10,555)	(1,253)	(2,671)	(3,924)

Net covenants not to compete	62	6,531	6,593	220	13,004	13,224

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(15,304)	(299)	(15,603)	(11,456)	(208)	(11,664)
impairment	(27)	—	(27)	—	—	—

Net customer relationships	11,865	611	12,476	15,740	702	16,442

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(10,522)	(2,346)	(12,868)	(8,702)	(663)	(9,365)
impairment	(411)	—	(411)	—	—	—

Net tradenames	7,282	14,384	21,666	9,513	16,067	25,580

Subtotal	19,209	21,526	40,735	25,473	29,773	55,246

Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite
Less: impairment	(144,672)	—	(144,672)	—	—	—

Net medicare licenses and certificates of need	75,613	98,526	174,139	220,285	98,526	318,811

Total identifiable intangible assets	$94,822	$120,052	$214,874	$245,758	$128,299	$374,057

During 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment the Company is facing. As a result of this effort, the Company closed or divested 34 home health branches and 9 hospice branches. In connection with these activities, the Company recorded charges of $1.1 million in the fourth quarter of 2011 related to disposition of intangible assets for certain of the closed or divested branches. Approximately $0.7 million of these charges are recorded in gain on sale of assets and businesses, net and the remaining charges are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2011.

For 2011, 2010 and 2009, amortization expense approximated $13.0 million, $8.1 million and $5.0 million, respectively. The estimated amortization expense for each of the next five succeeding years approximates $10.8 million for 2012, $7.4 million for 2013, $5.7 million for 2014, $5.6 million for 2015, and $3.4 million for 2016.

The gross carrying amount of goodwill and accumulated impairment losses as of December 31, 2011 and 2010 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at January 3, 2010	$262,334	$37,200	$299,534
Goodwill acquired during 2010	2,345	783,187	785,532
Accumulated impairment losses	—	—	—

Balance at December 31, 2010:	264,679	820,387	1,085,066
Goodwill adjustment	2,379	11,261	13,640
Less: impairment	(263,370)	(193,667)	(457,037)

Balance at December 31, 2011	$3,688	$637,981	$641,669

During 2011, the Company reclassified deferred tax assets of $13.6 million associated with the classification of deductible intangible assets and goodwill related to a 2006 acquisition. The impact of this reclassification was an increase in goodwill in the Home Health and Hospice divisions of $2.4 million and $11.2 million, respectively, and a decrease in non-current deferred tax assets of $13.6 million.

Medicare Licenses and Certificates of Need

Medicare licenses and certificates of need (“CON”) represent the largest component of identifiable intangible assets. A Medicare license, which represents a provider number issued by the federal or state government, is a necessary requirement for any health care provider to be eligible to receive reimbursement for patient services under the government programs. A CON is a formal acknowledgement by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 13 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.

The amounts set forth in the table above for “Indefinite-lived intangible assets—Medicare licenses and certificates of need” reflect the value of Medicare licenses acquired in the Odyssey acquisition and CONs acquired during 2006 and thereafter. The carrying values of Medicare licenses were determined using a replacement cost and an opportunity cost approach, recognizing the time and expense to obtain a license if such license had not previously existed in the geographic areas covered by Odyssey branches. The carrying values of CONs were determined using an income approach, recognizing that CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with authoritative guidance.

The Company has also classified the Medicare licenses and CONs as indefinite-lived, and therefore determined that the value of these Medicare licenses and CONs should not be amortized, in accordance with authoritative guidance that states “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” The holder of a Medicare license may continue to provide services indefinitely as long as the healthcare provider continues to meet eligibility requirements. The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.

Note 10.	Cost Savings Initiatives, Acquisition and Integration Activities, Other Restructuring and Legal Settlements

During 2011, 2010 and 2009, the Company recorded net charges of $49.1 million, $46.0 million and $2.4 million, respectively, relating to costs savings initiatives, acquisition and integration activities, other restructuring and legal settlements. These charges were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Cost Savings Initiatives

During 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment the Company is facing. As a result of this effort, the Company has announced (i) the closing or divestiture of 34 home health branches and 9 hospice branches and (ii) significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $13.2 million in the fourth quarter of 2011, related to severance costs, facility lease and other costs. The Company anticipates to record additional charges ranging between $1 million and $2 million during 2012.

Acquisition and Integration Activities

During the years ended December 31, 2011 and December 31, 2010 the Company recorded charges of $7.9 million and $26.0 million, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals, write-off of prepaid fees in connection with the termination of the Company’s 2006 credit agreement and severance costs. Charges for acquisition and integration activities were $0.5 million for the year ended January 3, 2010.

Other Restructuring

During the years ended December 31, 2011, December 31, 2010, and January 3, 2010, the Company recorded charges of $2.0 million, $6.3 million and $1.9 million, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs. These charges included a non-cash charge of approximately $0.4 and $0.6 million, recorded in 2011 and 2010, respectively, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers.

Legal Settlements

For the year ended December 31, 2011, the Company recorded legal settlements of $26.0 million related to certain of the investigations assumed in connection with the Odyssey transaction. See Note 14 for additional information.

For the year ended December 31, 2010, the Company recorded legal settlements of $13.7 million consisting of (i) settlement costs and legal fees of $4.2 million related to a three-year old commercial contractual dispute involving the Company’s former subsidiary, CareCentrix, and (ii) incremental charges of $9.5 million in connection with an agreement between the Company and the federal government to resolve the matters which were subject to a 2003 subpoena relating to the Company’s cost reports for the 1998 to 2000 periods. The settlement costs related to CareCentrix reflect a tax benefit of $1.8 million which was reimbursed to the

Company from CareCentrix during 2011. Such benefit was classified in prepaid expenses and other current assets in the Company’s consolidated balance sheet at December 31, 2010. See Note 14 for further information.

The costs incurred and cash expenditures associated with these activities during 2011, 2010 and 2009 were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Other Restructuring	Legal Settlements	Total
Balance at December 29, 2008	$—	$—	$99	$3,000	$3,099
Charge in 2009	—	454	1,938	—	2,392
Cash expenditures	—	(454)	(1,391)	—	(1,845)

Balance at January 3, 2010	—	—	646	3,000	3,646
Charge in 2010	—	26,040	6,269	13,694	46,003
Cash expenditures	—	(19,561)	(3,445)	(5,994)	(29,000)
Non-cash expenditures	—	(2,495)	(577)	1,800	(1,272)

Balance at December 31, 2010	—	3,984	2,893	12,500	19,377
Charge in 2011	13,210	7,879	2,048	26,000	49,137
Cash expenditures	(4,240)	(8,155)	(3,439)	(12,500)	(28,334)
Non-cash expenditures	(1,394)	—	(407)	—	(1,801)

Balance at December 31, 2011	$7,576	$3,708	$1,095	$26,000	$38,379

The balance of unpaid charges relating to cost savings initiatives, acquisition and integration activities, other restructuring and legal settlements aggregated $38.4 million at December 31, 2011, respectively, which were included in other accrued expenses in the Company’s consolidated balance sheets. The balance of unpaid charges relating to acquisition and integration activities and other restructuring approximated $6.9 million at December 31, 2010, which were included in other accrued expenses in the Company’s consolidated balance sheets. Unpaid charges associated with the government subpoena and investigation were included in Medicare liabilities in the Company’s consolidated balance sheets and aggregated $12.5 million at December 31, 2010, which was paid in the second quarter of 2011. See Note 14 for additional information.

Note 11.	Long-Term Debt

Credit Arrangements

As of December 31, 2011, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $125 million revolving credit facility (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of December 31, 2011 and 2010, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Credit Agreement:
Term Loan A, maturing August 17, 2015	$158,653	$180,000
Term Loan B, maturing August 17, 2016	504,472	546,563
11.5% Senior Notes due 2018	325,000	325,000

Total debt	988,125	1,051,563
Less: current portion of long-term debt	(14,903)	(25,000)

Total long-term debt	$973,222	$1,026,563

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”), in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and to provide reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of December 31, 2011, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $125 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $41.8 million at December 31, 2011 and $54.6 million at December 31, 2010. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2011, the Company’s unused and available borrowing capacity under the Credit Agreement was $83.2 million.

As of December 31, 2011, the mandatory aggregate principal payments of long-term debt are $14.9 million in 2012, $25.0 million in 2013, $37.9 million in 2014, $107.5 million in 2015 and $802.8 million thereafter. The weighted average cash interest rate on outstanding borrowings was 6.9 percent per annum at December 31, 2011 and 8.2 percent per annum at December 31, 2010.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. During 2011, the Company made payments totaling $21.3 million on its Term Loan A facility. Pursuant to Amendment No. 3, the Company made a payment of $12.0 million on its Term Loan A facility. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments, with the remaining balance of the original $550 million loan payable on August 17, 2016. During 2011, the Company made payments totaling $42.1 million on its Term Loan B facility. Pursuant to Amendment No. 3, the Company made a payment of $38.0 million on its Term Loan B facility. There are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

On March 9, 2011, the Company entered into a First Refinancing Amendment to the Credit Agreement (“Amendment No. 1”), which provided for, among other things, (i) refinancing of the outstanding indebtedness under the Company’s senior secured Term Loan A and Term Loan B facilities, (ii) elimination of the requirement to hedge a certain portion of the Company’s variable rate debt, (iii) a reduction in the minimum Base Rate from 2.75 percent to 2.25 percent, (iv) a reduction in the minimum Eurodollar Rate from 1.75 percent to 1.25 percent, (v) reductions in Term Loan B Applicable Rates to 3.50 percent for Eurodollar Rate Loans and 2.50 percent for Base Rate Loans as compared to 5.00 percent and 4.00 percent, respectively, under the previous arrangement and (vi) reductions in the Applicable Rate for Term Loan A as reflected in the table below.

	Amended Applicable Rate		Previous Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility	Eurodollar Rate Term A Facility	Base Rate Term A Facility
> 3.0:1	3.25%	2.25%	5.00%	4.00%
> 2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

In addition, Amendment No. 1 provided for a reduction in the Company’s minimum consolidated interest coverage ratio to a ratio of 2.25 to 1.00 from the previous ratio of 2.75 to 1.00. As discussed below under “Debt Covenants,” Amendment No. 3 provided for a further reduction in the minimum consolidated interest coverage ratio.

The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. From March 9, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Giving effect to Amendment No. 3, subsequent to March 5, 2012, the interest rate on Term Loan A borrowings is 6.25 percent and on Term Loan B borrowings is 6.50 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

The Company’s Credit Agreement, in effect prior to the adoption of Amendment No. 1, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with the refinancing pursuant to Amendment No. 1, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of operations for the year ended December 31, 2011.

The Company may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. For the period from March 9, 2011 to September 9, 2011, the Company was subject to a prepayment premium equal to 1.0 percent of the aggregate principal amount of Term Loan B. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.

In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million, which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of operations for the year ended December 31, 2011.

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, after giving effect to Amendment No. 3, the Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio as shown in the second table below and a minimum cash interest coverage ratio of 2.00 to 1.00 through June 30, 2013, 1.75 to 1.00 from

September 30, 2013 through June 30, 2014 and 2.00 to 1.00 thereafter (The previously required ratio was 2.25 to 1.00 for all periods.) and also contains certain customary affirmative covenants and events of default.

On November 28, 2011, the Company entered into Amendment No. 2, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s fourth quarter cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and reset the maximum Consolidated Leverage Ratio for the fourth quarter of 2011 to 4.75 to 1.00. In connection with Amendment No. 2, the Company incurred costs of approximately $2.4 million. Approximately $2.0 million of these costs were capitalized and are being amortized over the remaining life of the debt utilizing an effective interest rate. The remaining costs paid to third parties were expensed during the year ended December 31, 2011 and are included within selling, general and administrative expenses in the Company’s consolidated statement of operations. As of December 31, 2011, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	< 4.75:1
October 1, 2011 to September 30, 2012	< 4.50:1
October 1, 2012 to September 30, 2013	< 3.75:1
Thereafter	< 3.00:1

As of December 31, 2011, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 2.6x.

On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement, which provided, among other things, for (i) an increase by 175 basis points per annum of the interest rates applicable to each of outstanding Term Loan A loans and Term Loan B loans; (ii) an increase in the Company’s permitted maximum consolidated leverage ratio as set forth in the table below; (iii) an amendment to the consolidated interest coverage ratio (and corresponding definitions) to provide that consolidated interest charges included in such calculation are such charges paid in cash (as compared with the previous covenant that included non-cash interest charges), along with a decrease in the Company’s permitted minimum consolidated cash interest coverage ratio to (a) 2.00 to 1.00 through June 30, 2013, (b) 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and (c) 2.00 to 1.00 thereafter (The previously required ratio was 2.25 to 1.00 for all periods.); (iv) amendments to the definition of “Consolidated EBITDA,” which include the ability to add-back certain costs associated with the Company’s cost realignment and operating losses associated with certain facilities and branches closed or sold by the Company during the fourth quarter of 2011 and during 2012 and an increase in the add-back for litigation settlement costs; (v) an addition of a mechanism for the Company to make discounted prepayments of Term Loan A loans and Term Loan B loans pursuant to Dutch auction procedures; and (vi) a reduction of the revolving credit facility from $125 million to $110 million. As a condition to effectiveness of Amendment No. 3, the Company paid $50 million of the outstanding term loans under the Credit Agreement, applied ratably between the Term Loan A facility and the Term Loan B facility. The Company also paid certain fees in connection with Amendment No. 3, including a consent fee to each lender approving Amendment No. 3 in an amount equal to 0.50% of its respective term loans and revolving credit commitments. In connection with Amendment No. 3, the Company incurred costs of approximately $5.6 million. Approximately $3.9 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate.

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2012 through September 30, 2014	< 6.25:1
Each fiscal quarter thereafter	< 5.75:1

The previously required ratio was (i) 4.50 to 1.00 through September 30, 2012, (ii) 3.75 to 1.00 from December 31, 2012 through September 30, 2013 and (iii) 3.00 to 1.00 thereafter.

Guaranty Agreement and Security Agreement

Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, fully and unconditionally to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders.

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

Other

The Company has equipment capitalized under capital lease obligations. At December 31, 2011, the Company had no long-term capital lease obligations. At December 31 2010, long-term capital lease obligations were $0.2 million and were recorded in other liabilities on the Company’s consolidated balance sheets. The current portion of obligations under capital leases was $0.1 million and $0.3 million at December 31, 2011 and 2010, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

Note 12.	Shareholders’ Equity

The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).

On April 14, 2005, the Company extended its stock repurchase activity with the announcement of the Company’s fifth stock repurchase program authorized by the Company’s Board of Directors, under which the Company could repurchase and retire up to an additional 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During 2011, the Company did not repurchase any shares of its outstanding common stock. During 2010, the Company repurchased 175,000 shares of its outstanding common stock at an average cost of $28.49 per share and a total cost of approximately $5.0 million. As of December 31, 2011, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. In addition, the Company’s Board of Directors has also authorized the repurchase of additional shares of the Company’s outstanding common stock with an aggregate purchase price of up to $5,000,000, which shares are in addition to the remaining 180,568 shares.

The Company’s Credit Agreement provides for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Note 13.	Equity-Based Compensation Plans

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

On May 12, 2011, the shareholders of the Company authorized an additional 2.1 million shares of the Company’s common stock for issuance under the 2004 Plan.

Under the 2004 Plan, 6.2 million shares of common stock plus any remaining shares authorized under the 1999 Stock Incentive Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. Under the 2004 Plan, stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term. As of December 31, 2011, the Company had 814,552 shares available for issuance under the 2004 Plan.

For the year ended December 31, 2011, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $7.5 million as compared to $6.3 million and $5.2 million for 2010 and 2009, respectively, which were reflected as selling, general and administrative expense in the consolidated statements of operations. During 2011 and 2010, the Company recorded non-cash compensation expense of approximately $0.4 million and $0.6 million, respectively, associated with modifications of stock options for a former executive and acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers, which is reflected as selling, general and administrative expense in the consolidated statement of operations and is categorized as other restructuring costs. See Note 10 for additional information.

Stock Options

The weighted-average fair values of the Company’s stock options granted during 2011, 2010 and 2009, calculated using the Black-Scholes option-pricing model and other assumptions, were as follows:

	Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Weighted average fair value of options granted	$3.46	$10.82	$8.90
Risk-free interest rate	0.91%	2.66%	1.60%
Expected volatility	60%	43%	32%
Contractual life	7 years	7 years	10 years
Expected life	4 - 6.5 years	4.5 - 6.5 years	4.5 - 6.5 years
Expected dividend yield	0%	0%	0%

Stock option grants in 2011 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2006 through 2010 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

On November 9, 2011, the Company granted 1,403,750 options at exercise prices ranging from $5.16 to $10.32 to officers and employees under its 2004 Plan. The options consist of three tranches with one-third of each tranche vesting each year. The first tranche has an exercise price equivalent to the fair market value at the date of grant. The second tranche has an exercise price equal to 150 percent of the fair market value on the grant date and the third tranche has an exercise price equal to 200 percent of the fair market value on the grant date. The Company used a Monte Carlo stock option model to calculate the fair value of the options. Because the Company has not historically granted instruments with premium exercise prices, the historical experience of exercise patterns was not used for these awards. Rather, the options were assumed to be exercised at the midpoint of the first time that the simulated stock price is in the money (but not less than the vesting time) and full contractual term of the award.

A summary of Gentiva stock option activity as of December 31, 2011 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	2,981,354	$19.94
Granted	1,588,850	8.34
Exercised	(202,384)	18.25
Cancelled	(138,913)	22.06

Balance as of December 31, 2011	4,228,907	$15.59	6.7	$1,787,160

Exercisable options	2,031,982	$18.46	4.6	$—

During 2011, the Company granted 1,588,850 stock options (which include the 1,403,750 options mentioned above) to officers and employees under its 2004 Plan at an average exercise price of $8.34 and a weighted-average, grant-date fair value of $3.46. The total intrinsic value of options exercised during 2011 and 2010 was $1.9 million and $4.8 million, respectively.

As of December 31, 2011 and December 31, 2010, the Company had $5.1 million and $3.6 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.7 years and 1.8 years, respectively. The total fair value of options that vested during 2011 and 2010 was $4.8 million and $3.1 million, respectively.

Performance Share Units

The Company may grant performance share units under its 2004 Plan. Performance share units result in the issuance of common stock at the end of a three-year period and may range between zero and 150 percent of the performance share units granted at target in 2010 and between zero and 200 percent of the performance share units granted at target in 2011, based on the achievement of defined thresholds of the performance criteria over a three-year period (in the case of performance share units granted in 2010) and at the end of a one-year period (in the case of performance share units granted in 2011).

A summary of Gentiva performance share unit activity as of December 31, 2011 is presented below:

	Number of Performance Share Units	Weighted- Average Fair Value
Balance as of December 31, 2010	36,200	$25.61
Granted	98,600	26.60
Exercised	—	—
Earned	(11,236)	25.61
Cancelled	(9,000)	26.58

Balance as of December 31, 2011	114,564	$26.40

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of December 31, 2011 and 2010, the Company had $1.8 million and $0.7 million, respectively, of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 1.9 years and 2.0 years, respectively.

Restricted Stock

A summary of Gentiva restricted stock activity as of December 31, 2011 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2010	281,350	$24.92
Granted	114,500	26.61
Exercised	—	—
Cancelled	(18,100)	26.14

Balance as of December 31, 2011	377,750	$25.30	$2,549,813

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of December 31, 2011 and 2010, the aggregate intrinsic value of the restricted stock awards was $2.5 million and $7.5 million, respectively, and the Company had $6.9 million and $5.9 million, respectively, of total unrecognized compensation cost related to restricted stock. This compensation expense is expected to be recognized over a weighted-average period of 3.2 years and 4.4 years, respectively.

Directors Deferred Share Units

Under the Company’s Stock & Deferred Compensation Plan for Non-Employee Directors, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 1,895 shares were available for future grants as of December 31, 2011. During 2011, 2010 and 2009, the Company issued 91,774, 21,175, and 16,628, respectively, stock units at a grant date weighted-average fair value of $9.73, $24.38 and $22.28, respectively. As of December 31, 2011, 199,858 share units were outstanding under the plan.

Employee Stock Purchase Plan

The Company’s ESPP, as amended on May 13, 2010, provides an aggregate of 3,900,000 shares of common stock available for issuance under the ESPP. The Compensation, Corporate Governance and Nominating Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. All employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. The offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. As of December 31, 2011, 939,931 shares of common stock were available for future issuance under the ESPP. During 2011, 2010 and 2009, the Company issued 407,091 shares, 216,831 shares and 351,465 shares, respectively, of common stock under its ESPP. The Company records compensation expense equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

Note 14.	Legal Matters

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs have alleged continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act. On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. Following a motion for partial summary judgment by the Company regarding the New York state law claims, plaintiffs agreed voluntarily to dismiss those claims in a filing on

December 12, 2011. Plaintiffs continue to seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and two years under the North Carolina statute.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleges that California employees were subject to violations of state laws requiring meal and rest breaks, accurate wage statements and timely payment of wages. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012.

Based on the information the Company has at this time in the Rindfleisch and Wilkie lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings on the business, financial condition, results of operations, liquidity or capital resources of the Company. While the Company is engaged in negotiations to resolve certain of these lawsuits, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these lawsuits at this time. The Company intends to defend itself vigorously in these lawsuits.

On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc. Narayan Ponakala and Catherine Ponakala, which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the Federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, are the relators and allege that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further allege that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators seek statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators seek back pay plus interest and other damages because of defendants’ alleged retaliation against relators.

Odyssey has not yet responded to the complaint and is seeking indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Odyssey Merger Litigation

Three putative class action lawsuits have been filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits name the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits are brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On September 28, 2010, plaintiff in the Hemminger action filed a motion for consolidation in the District Court, seeking to consolidate the Hemminger action with the Pompano Beach action. On October 8, 2010, the District Court granted plaintiff’s motion to consolidate and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding (“MOU”) with plaintiffs Pompano Beach Police & Firefighters’ Retirement System, Eric Hemminger and John O. Hansen reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees to be made by plaintiffs, which application shall not exceed $675,000. On February 17, 2012, the court preliminarily approved a settlement of the Pompano Beach, Hemminger and Hansen actions. The settlement remains subject to notice to the putative class and final court approval. A final settlement approval has been set for May 18, 2012.

Federal Securities Class Action Litigation

On November 2, 2010, a putative shareholder class action complaint, captioned Endress v. Gentiva Health Services, Inc. et al., Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The action, which names Gentiva and certain current and former officers as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). The complaint alleges that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and July 20, 2010. On January 21, 2011, the Minneapolis Police Relief Association (the “MPRA”) moved to intervene as a named plaintiff in the action and further requested that, to the extent its motion was granted, the Court appoint it lead plaintiff. On February 7, 2011, the defendants filed a limited objection to the motion to intervene. On July 19, 2011, the Court granted the MPRA’s motion to intervene as a named plaintiff, but denied, without prejudice, its request to be appointed lead plaintiff. On July 25, 2011, plaintiff Endress filed a motion seeking to withdraw as plaintiff, and the MPRA renewed its motion seeking to be appointed lead plaintiff.

On September 14, October 11, October 20 and October 25, 2011, four additional putative shareholder class action complaints, captioned Cement Masons & Plasterers Joint Pension Trust v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4433, International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-4906, Arkansas Teacher Retirement System v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5126, and Douglas Dahlgard v. Gentiva Health Services, Inc. et al., Civil Action No. 11-CV-5199, respectively, were filed in the United States District Court for the Eastern District of New York. Like the Endress action, these putative shareholder class actions name Gentiva and certain current and former officers as defendants, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare HH PPS. The complaints allege that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during periods ranging between July 31, 2008 and October 4, 2011.

On November 2, 2011, the Court (i) granted plaintiff Endress’ motion to withdraw as plaintiff; (ii) ordered the consolidation of the five pending shareholder class actions under the caption In re Gentiva Securities

Litigation, Civil Action No. 10-CV-5064; and (iii) set a deadline of January 2, 2012 (which was later extended to January 3, 2012) for all motions by any putative class member seeking to be appointed lead plaintiff.

On January 3, 2012, motions were filed by the following putative class members seeking to be appointed lead plaintiff: (i) Indiana Laborers Pension Fund; (ii) Arkansas Teacher Retirement System & Metropolitan Water Reclamation District Retirement Fund; (iii) International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware; and (iv) Los Angeles Employees’ Retirement System. On January 6, 2012, Arkansas Teacher Retirement System & Metropolitan Water Reclamation District Retirement Fund requested the opportunity to submit additional briefing and further requested oral argument on the pending lead plaintiff motions.

On January 12, 2012, the Court issued an order permitting each of the lead plaintiff movants to submit supplemental briefing on or before January 20, 2012. On January 20, 2012, three lead plaintiff movants each submitted supplemental briefs to the Court. On January 27, 2012, the Court issued an order appointing Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel.

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

On December 20, 2011, the parties filed a Proposed Stipulation and Order consolidating the Jacobs and Grossi actions in the Superior Court of DeKalb County in the State of Georgia, which the court So Ordered on February 21, 2012. On January 3, 2012, the Stevens and Cuzzola actions were consolidated in the United States District Court for the Northern District of Georgia under the caption In re Gentiva Health Services, Inc., Derivative Litigation, Civil Action No. 11-CV-3429. On February 9, 2012, the Jacobs and Grossi plaintiffs filed a consolidated complaint in the Superior Court of DeKalb County in the State of Georgia. On March 5, 2012, the Stevens and Cuzzola plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of Georgia.

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

Subpoenas

In April 2003, the Company received a subpoena from the Department of Health and Human Services, Office of Inspector General, Office of Investigations (“OIG”). The subpoena sought information regarding the Company’s implementation of settlements and corporate integrity agreements entered into with the government, as well as the Company’s treatment on cost reports of employees engaged in sales and marketing efforts. In February 2004, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) seeking additional information related to the matters covered by the OIG subpoena. In early May 2010, the Company reached an agreement in principle, subject to final approvals, with the government to resolve this matter. Under the agreement, the Company agreed to pay the government $12.5 million, of which $9.5 million was recorded as a charge in 2010 with the remaining $3 million covered by a previously-recorded reserve. On May 24, 2011, a final settlement agreement in accordance with the earlier agreement in principle was entered into between the government and the Company resolving this matter and the Company paid the $12.5 million during 2011.

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

On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, Inc., and Gentiva Healthcare Services, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.

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

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through January 22, 2009. On September 9, 2009 and June 24, 2011, Odyssey received two additional subpoenas from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. See Note 21, “Subsequent Events”, as to settlement of the government’s continuous care services investigation.

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

During the year ended December 31, 2011 and in connection with the above investigations involving Odyssey, the Company has recorded a reserve of $26.0 million, for its litigation exposure that is probable and estimable. Except for this specific reserve, the Company does not believe that an estimate of a reasonably possible loss or range of loss can be made at this time. Based on the limited information that Odyssey has at this time regarding the investigations, the Company is unable to predict the additional impact, if any, that the investigations may have on Odyssey’s and the Company’s business, financial condition, results of operations, liquidity or capital resources.

Note 15.	Commitments

The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases associated with the Company’s continuing operations were $47.9 million in 2011, $37.8 million in 2010 and $29.1 million in 2009. Rent expense associated with the Company’s discontinued operations amounted to $0.6 million, $1.6 million and $2.7 million for 2011, 2010 and 2009, respectively.

Future minimum rental commitments and sublease rentals for all non-cancelable leases, related to continuing operations, at December 31, 2011 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2012	$46,041	$430	$45,611
2013	34,355	204	34,151
2014	26,016	174	25,842
2015	15,754	77	15,677
2016	5,601	—	5,601
Thereafter	1,923	—	1,923

Note 16.	Income Taxes

A comparative analysis of the provision for income taxes follows (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Current:
Federal	$7,784	$31,707	$29,078
State and local	2,460	3,495	5,536

	10,244	35,202	34,614

Deferred:
Federal	(70,978)	(852)	2,270
State and local	(15,034)	(294)	833

	(86,012)	(1,146)	3,103

Income tax expense	$(75,768)	$34,056	$37,717

A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for 2011, 2010 and 2009 is as follows:

	Year Ended
	December 31, 2011	December 31, 2010	January 3, 2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Impairment	(23.6)	—	—
State income taxes, net of Federal benefit	1.7	4.8	4.9
Change in tax reserve	(0.5)	(2.7)	—
Increase (decrease) in capital loss valuation allowance	—	2.4	(2.6)
Decrease in state valuation allowance	(0.1)	(1.1)	(0.8)
Other	0.1	0.1	(0.2)

Effective tax rate	12.6%	38.5%	36.3%

Deferred income tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets
Current:
Reserves and allowances	$28,998	$21,370
Payroll and related accruals	1,374	8,877
Other	514	3,086
Less: valuation allowance	(1,359)	(5,881)

Total current deferred tax assets	29,527	27,452
Noncurrent:
Equity compensation	15,424	11,885
Financing fees	3,668	2,357
Deferred rent	3,284	2,538
State net operating loss carryforwards	6,413	7,529
Capital losses	—	8,650
Other	3,149	1,017
Less: valuation allowance	(3,308)	(7,497)

Total noncurrent deferred tax assets	28,630	26,479

Total deferred tax assets	58,157	53,931

Deferred tax liabilities:
Current:
Prepaid assets	(3,065)	(159)
Other	(11)	(30)

Total current deferred tax liabilities	(3,076)	(189)
Noncurrent:
Fixed assets	(3,952)	(4,543)
Intangible assets	(52,286)	(111,057)
Developed software	(4,890)	(18,039)
Other	—	(3,148)

Total non-current deferred tax liabilities	(61,128)	(136,787)

Total deferred tax liabilities	(64,204)	(136,976)

Net deferred tax liabilities	$(6,047)	$(83,045)

At December 31, 2011 and 2010, current net deferred tax assets were $26.5 million and $27.3 million and non-current net deferred tax liabilities were $35.6 million and $110.5 million.

As of December 31, 2011, the Company had state net operating loss carryforwards of approximately $148.1 million that will expire beginning in 2012. Deferred income tax assets, relating to the state net operating loss carryforwards approximate $6.4 million. A valuation allowance of $4.7 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.

Authoritative guidance requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. At December 31, 2011 and 2010, the Company had $11.0 million and $3.7 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2008	$4,118
Additions for tax positions of the current year	783
Reductions for tax positions of prior years for:
Settlements during the period	(2,541)
Lapses of applicable statute of limitations	(195)

Balance at January 3, 2010	2,165

Additions for tax positions of the current year	1,775
Additions for tax positions of prior year	286
Odyssey balance at date of acquisition	1,331
Changes in judgment	29
Reductions for tax positions of prior years for:
Settlements during the period	(4)
Lapses of applicable statute of limitations	(1,931)

Balance at December 31, 2010	3,651

Additions for tax positions of the current year	9,039
Additions for tax positions of prior year	2,316
Changes in judgment	(584)
Reductions for tax positions of prior years for:
Settlements during the period	(3,184)
Lapses of applicable statute of limitations	(211)

Balance at December 31, 2011	$11,027

The Company recognizes interest and penalties on uncertain tax positions in income tax expense. The Company had approximately $0.3 million of accrued interest related to uncertain tax positions at both December 31, 2011 and 2010. As of December 31, 2011, the Company anticipates that in the next twelve months a range of $1.0 million to $4.0 million of the total amount of unrecognized federal and state tax benefits will decrease.

The Company continues to participate in the IRS’ Compliance Assurance Program (“CAP”) which began with the 2010 tax year. As a result of the Company’s participation in CAP, management has effectively closed federal tax years 2007 through 2010 within the 2011 calendar year. In addition, the Company anticipates closing the 2011 federal tax year by the end of 2012. The Company remains under examination for income and non-income tax filings in various state and local jurisdictions from 2006 through current filings.

Note 17.	Benefit Plans for Employees

The Company maintains qualified and non-qualified defined contribution retirement plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary retirement contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution retirement plan for salaried employees, all pre-tax contributions, matching contributions and discretionary retirement contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2011 and 2010, totaling approximately $26.3 million and $26.0 million, respectively, were included in other assets and other liabilities in the Company’s consolidated balance sheets.

Company contributions under the defined contribution plans associated with the Company’s continuing operations were approximately $9.1 million in 2011, $8.1 million in 2010 and $6.6 million in 2009. Company contributions under the defined contribution plans associated with the Company’s discontinued operations were approximately $0.1 million in both 2011 and 2010 and $0.3 million in 2009.

Note 18.	Business Segment Information

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment.

Home Health

The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs and its consulting business. The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies, located in 39 states, from which the Company provides various combinations of skilled nursing and therapy services and paraprofessional nursing services to adult and elder patients. The Company’s direct home nursing and therapy services operations also deliver services to its customers through focused specialty programs that include:

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

In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® business and IDOA business are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information. Prior periods have been reclassified to conform with current presentation.

Hospice

The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 29 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. The Hospice segment also delivers services to its customers through focused specialty programs that include:

•

Dementia Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers;

•	Cancer Specialty Program, which provides advanced pain and symptom management for patients coping with the effects of cancer;

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control; and

•	Pulmonary Specialty Program, which addresses the needs of patients who have experienced a respiratory crisis by increasing quality of life and promoting comfort by specialized symptom management.

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

Segment net revenues by major payer source are as follows (in thousands):

	For Year
	2011			2010			2009
	Home Health	Hospice	Total	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$799.2	$729.1	$1,528.3	$822.7	$326.2	$1,148.9	$782.5	$68.8	$851.3
Medicaid and Local Government	52.3	30.8	83.1	59.8	14.2	74.0	81.3	2.6	83.9
Commercial Insurance and Other:
Paid at episodic rates	77.7	—	77.7	86.4	—	86.4	79.3	—	79.3
Other	83.4	26.3	109.7	94.1	11.1	105.2	101.4	2.9	104.3

Total net revenues	$1,012.6	$786.2	$1,798.8	$1,063.0	$351.5	$1,414.5	$1,044.5	$74.3	$1,118.8

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice	Total
Year ended December 31, 2011
Net revenue—segments	$1,012,566		$786,212	$1,798,778

Operating contribution	$126,194		$139,723	$265,917

Corporate expenses				(115,861	)(1)
Goodwill, intangibles and other long-lived asset impairment				(643,305	)(4)
Dividend income				8,590	(2)
Depreciation and amortization				(30,140)
Gain on sale of assets and businesses, net				1,061
Interest expense and other, net of interest income				(88,610	)(3)

(Loss) from continuing operations before income taxes and equity in earnings of CareCentrix, including gain on sale				$(602,348)

Segment assets	$239,751		$905,284	$1,145,035

Corporate assets				385,293

Total assets				$1,530,328

Year ended December 31, 2010
Net revenue—segments	$1,062,944		$351,515	$1,414,459

Operating contribution	$205,469		$72,276	$277,745

Corporate expenses				(127,745	)(1)
Depreciation and amortization				(22,479)
Gain on sale of assets and business, net				103
Interest expense and other, net of interest income				(39,030)

Income from continuing operations before income taxes and equity in earnings of CareCentrix				$88,594

Segment assets	$656,540		$1,054,006	$1,710,546

Corporate assets				409,582

Total assets				$2,120,128

Year ended January 3, 2010
Net revenue—segments	$1,044,477		$74,334	$1,118,811

Operating contribution	$190,992	(1)	$11,118	$202,110

Corporate expenses				(81,185	)(1)
Depreciation and amortization				(16,772)
Gain on sale of assets and business, net				5,998
Interest expense and other, net of interest income				(6,174	)(5)

Income from continuing operations before income taxes and equity in earnings of CareCentrix				$103,977

Segment assets	$672,004		$51,368	$723,372

Corporate assets				337,231

Total assets				$1,060,603

(1)	For the years ended December 31, 2011, December 31, 2010 and January 3, 2010, the Company recorded charges relating to cost savings initiatives, acquisition and integration costs, other restructuring and legal settlements of $49.1 million, $46.0 million and $2.4 million, respectively. See Note 10 for additional information.

The charges were reflected as follows for segment reporting purposes (dollars in millions):

	2011	2010	2009
Home Health	$7.7	$11.8	$1.4
Hospice	3.7	0.3	—
Corporate expenses	37.7	33.9	1.0

Total	$49.1	$46.0	$2.4

(2)	For the year ended December 31, 2011, the Company recognized dividend income of $8.6 million, as a result of the sale of the Company’s combined common and preferred ownership of CareCentrix.
(3)	For the year ended December 31, 2011, interest expense and other, net of interest income included charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11 for additional information.
(4)	For the year ended December 31, 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. Home Health, Hospice and corporate assets were reduced by $408.4 million, $193.7 million and $41.2 million, respectively, as of December 31, 2011, as a result of the impairment.
(5)	For fiscal year 2009, interest expense and other, net included impairment losses of $1.0 million recognized in connection with the sale of a portion of the Company’s auction rate securities.

Note 19.	Supplemental Guarantor and Non-Guarantor Financial Information

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

The following condensed consolidating financial statements include the balance sheets as of December 31, 2011 and 2010, statements of operations for the years ended December 31, 2011, December 31, 2010 and January 3, 2010 and statements of cash flows for the years ended December 31, 2011, December 31, 2010 and January 3, 2010 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Odyssey and its 100 percent owned subsidiaries are reflected as guarantor subsidiaries and Odyssey’s majority owned subsidiaries are reflected as non-guarantor subsidiaries in the condensed consolidating financial statements from August 17, 2010. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$124,101	$—	$40,811	$—	$164,912
Receivables, net	—	283,552	18,168	(11,131)	290,589
Deferred tax assets	—	24,560	1,891	—	26,451
Prepaid expenses and other current assets	—	32,619	6,904	(1,144)	38,379

Total current assets	124,101	340,731	67,774	(12,275)	520,331
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,917	329	—	46,246
Intangible assets, net	—	214,774	100	—	214,874
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,063,962	25,173	—	(1,089,135)	—
Other assets	—	82,200	8	—	82,208

Total assets	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$—	$—	$—	$14,903
Accounts payable	—	22,913	831	(11,131)	12,613
Other current liabilities	—	223,165	45,655	(1,144)	267,676

Total current liabilities	14,903	246,078	46,486	(12,275)	295,192
Long-term debt	973,222	—	—	—	973,222
Deferred tax liabilities, net	—	32,498	—	—	32,498
Other liabilities		26,862	23		26,885
Total Gentiva shareholders’ equity	199,938	1,063,962	25,173	(1,089,135)	199,938
Noncontrolling interests	—	—	2,593	—	2,593

Total equity	199,938	1,063,962	27,766	(1,089,135)	202,531

Total liabilities and equity	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

Condensed Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$63,816	$—	$40,936	$—	$104,752
Receivables, net	—	253,874	20,018	(14,304)	259,588
Deferred tax assets	—	26,323	1,832	—	28,155
Prepaid expenses and other current assets	—	47,536	5,784	(4,410)	48,910

Total current assets	63,816	327,733	68,570	(18,714)	441,405
Note receivable from CareCentrix	—	25,000	—	—	25,000
Investment in CareCentrix	—	25,635	—	—	25,635
Fixed assets, net	—	85,446	261	—	85,707
Intangible assets, net	—	373,957	100	—	374,057
Goodwill	—	1,079,002	6,064	—	1,085,066
Investment in subsidiaries	1,623,321	28,082	—	(1,651,403)	—
Other assets	26,032	57,212	14	—	83,258

Total assets	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	29,814	52	(14,304)	15,562
Other current liabilities	—	236,309	44,180	(4,410)	276,079

Total current liabilities	25,000	266,123	44,232	(18,714)	316,641
Long-term debt	1,026,563	—	—	—	1,026,563
Deferred tax liabilities, net	—	111,199	—	—	111,199
Other liabilities	26,032	1,424	37	—	27,493
Total Gentiva shareholders’ equity	635,574	1,623,321	28,082	(1,651,403)	635,574
Noncontrolling interests	—	—	2,658	—	2,658

Total equity	635,574	1,623,321	30,740	(1,651,403)	638,232

Total liabilities and equity	$1,713,169	$2,002,067	$75,009	$(1,670,117)	$2,120,128

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,757,459	$52,404	$(11,085)	$1,798,778
Cost of services sold	—	921,826	37,714	(11,085)	948,455

Gross profit	—	835,633	14,690	—	850,323
Selling, general and administrative expenses	—	(715,343)	(15,064)	—	(730,407)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Gain on sale of assets and businesses, net	—	1,061	—	—	1,061
Dividend income	—	8,590	—	—	8,590
Interest (expense) income and other, net	(88,665)	—	55	—	(88,610)
Equity in earnings (loss) of subsidiaries	(380,176)	221	—	379,955	—

(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	(468,841)	(513,143)	(319)	379,955	(602,348)
Income tax benefit (expense)	18,316	56,637	815	—	75,768
Equity in net earnings of CareCentrix, including gain on sale	—	68,381	—	—	68,381

(Loss) income from continuing operations	(450,525)	(388,125)	496	379,955	(458,199)
Discontinued operations, net of tax	—	7,949	366	—	8,315

Net (loss) income	(450,525)	(380,176)	862	379,955	(449,884)
Noncontrolling interests	—	—	(641)	—	(641)

Net (loss) income attributable to Gentiva shareholders	$(450,525)	$(380,176)	$221	$379,955	$(450,525)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,388,234	$38,463	$(12,238)	$1,414,459
Cost of services sold	—	667,389	24,923	(12,238)	680,074

Gross profit	—	720,845	13,540	—	734,385
Selling, general and administrative expenses	—	(596,874)	(9,990)	—	(606,864)
Gain on sale of assets and businesses, net	—	103	—	—	103
Interest (expense) income and other, net	(39,097)	—	67	—	(39,030)
Equity in earnings of subsidiaries	75,652	2,033	—	(77,685)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	36,555	126,107	3,617	(77,685)	88,594
Income tax benefit (expense)	15,600	(48,336)	(1,340)	—	(34,076)
Equity in net earnings of CareCentrix	—	1,298	—	—	1,298

Income from continuing operations	52,155	79,069	2,277	(77,685)	55,816
Discontinued operations, net of tax	—	(3,417)	282	—	(3,135)

Net income	52,155	75,652	2,559	(77,685)	52,681
Noncontrolling interests	—	—	(526)	—	(526)

Net income attributable to Gentiva shareholders	$52,155	$75,652	$2,033	$(77,685)	$52,155

Condensed Consolidating Statement of Operations

For the Year Ended January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,103,936	$26,681	$(11,806)	$1,118,811
Cost of services sold	—	529,026	16,977	(11,806)	534,197

Gross profit	—	574,910	9,704	—	584,614
Selling, general and administrative expenses	—	(477,658)	(2,803)	—	(480,461)
Gain on sale of assets and businesses, net	—	5,998	—	—	5,998
Interest (expense) income and other, net	(6,602)	—	428	—	(6,174)
Equity in earnings of subsidiaries	63,150	4,701	—	(67,851)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	56,548	107,951	7,329	(67,851)	103,977
Income tax benefit (expense)	2,634	(37,627)	(2,725)	—	(37,718)
Equity in net earnings of CareCentrix	—	1,072	—	—	1,072

Income from continuing operations	59,182	71,396	4,604	(67,851)	67,331
Discontinued operations, net of tax	—	(8,246)	97	—	(8,149)

Net income	$59,182	$63,150	$4,701	$(67,851)	$59,182

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(46,730)	$51,221	$650	$—	$5,141

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(19,053)	(178)	—	(19,231)
Proceeds from sale of assets and businesses	—	146,261	54	—	146,315
Acquisition of businesses	—	(320)	—	—	(320)

Net cash provided by (used in) investing activities	—	126,888	(124)	—	126,764

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,901	—	—	—	7,901
Windfall tax benefits associated with equity-based compensation	192	—	—	—	192
Repayment of long-term debt	(63,438)	—	—	—	(63,438)
Debt issuance costs	(15,460)	—	—	—	(15,460)
Repayment of capital lease obligations	(267)	—	—	—	(267)
Other	—	(22)	(651)	—	(673)
Net payments related to intercompany financing	178,087	(178,087)	—	—	—

Net cash (used in) provided by financing activities	107,015	(178,109)	(651)	—	(71,745)

Net change in cash and cash equivalents	60,285	—	(125)	—	60,160
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$124,101	$—	$40,811	$—	$164,912

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,150)	$156,227	$(456)	$—	$142,621

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(15,947)	(237)	—	(16,184)
Proceeds from sale of assets and businesses	—	9,796	—	—	9,796
Acquisition of businesses	—	(834,919)	—	—	(834,919)

Net cash used in investing activities	—	(841,070)	(237)	—	(841,307)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,618	—	—	—	8,618
Windfall tax benefits associated with equity-based compensation	948	—	—	—	948
Proceeds from issuance of debt	1,075,000	—	—	—	1,075,000
Borrowings under revolving credit facility	30,000	—	—	—	30,000
Repayment under revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(260,437)	—	—	—	(260,437)
Repayment of Odyssey long-term debt	—	(108,822)	—	—	(108,822)
Debt issuance costs	(58,577)	—	—	—	(58,577)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(645)	—	—	—	(645)
Other	(72)	—	—	—	(72)
Net payments related to intercompany financing	(796,095)	793,665	2,430	—	—

Net cash (used in) provided by financing activities	(36,245)	684,843	2,430	—	651,028

Net change in cash and cash equivalents	(49,395)	—	1,737	—	(47,658)
Cash and cash equivalents at beginning of year	113,211	—	39,199	—	152,410

Cash and cash equivalents at end of year	$63,816	$—	$40,936	$—	$104,752

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 3, 2010

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,866	$102,413	$829	$—	$105,108

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(24,843)	(14)	—	(24,857)
Proceeds from sale of assets	—	6,800	—	—	6,800
Acquisition of businesses	—	(11,175)	—	—	(11,175)
Sale of short-tem investments available-for-sale	9,450	—	2,550	—	12,000

Net cash provided by (used in) investing activities	9,450	(29,218)	2,536	—	(17,232)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,338	—	—	—	13,338
Windfall tax benefits associated with equity-based compensation	1,683	—	—	—	1,683
Repayment of long-term debt	(14,000)	—	—	—	(14,000)
Repurchase of common stock	(4,813)	—	—	—	(4,813)
Repayment of capital lease obligations	(875)	—	—	—	(875)
Net payments related to intercompany financing	55,588	(73,195)	17,607	—	—

Net cash provided by (used in) financing activities	50,921	(73,195)	17,607	—	(4,667)

Net change in cash and cash equivalents	62,237	—	20,972	—	83,209
Cash and cash equivalents at beginning of year	50,974	—	18,227	—	69,201

Cash and cash equivalents at end of year	$113,211	$—	$39,199	$—	$152,410

Note 20.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Net revenues	$451,109	$448,712	$449,748	$449,209
Gross profit	220,353	214,561	206,805	208,604
Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale	20,737	6,750	(635,830)	5,995
Income (loss) from continuing operations attributable to Gentiva shareholders(1)	13,005	4,523	(479,734)	3,366
Discontinued operations, net of tax	447	666	5,983	1,219
Net income (loss) attributable to Gentiva shareholders(1)	13,452	5,189	(473,751)	4,585
Earnings Per Share:
Basic:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.43	$0.15	$(15.82)	$0.11
Discontinued operations, net of tax	$0.02	$0.02	$0.20	$0.04
Net income (loss) attributable to Gentiva shareholders	$0.45	$0.17	$(15.62)	$0.15
Diluted:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.42	$0.15	$(15.82)	$0.11
Discontinued operations, net of tax	$0.02	$0.02	$0.20	$0.04
Net income (loss) attributable to Gentiva shareholders	$0.44	$0.17	$(15.62)	$0.15
Weighted average shares outstanding:
Basic	30,127	30,293	30,337	30,402
Diluted	30,789	30,846	30,337	30,541

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010
Net revenues	$289,088	$288,873	$379,681	$456,817
Gross profit	153,324	158,185	194,373	228,503
Income from continuing operations before income taxes and equity in net earnings of CareCentrix	15,588	33,947	12,282	26,777
Income from continuing operations attributable to Gentiva shareholders(1)	9,860	19,503	8,068	17,859
Discontinued operations, net of tax	(535)	(584)	24	(2,040)
Net income attributable to Gentiva shareholders(1)	9,325	18,919	8,092	15,819
Earnings Per Share:
Basic:
Income from continuing operations attributable to Gentiva shareholders	$0.33	$0.66	$0.27	$0.60
Discontinued operations, net of tax	$(0.01)	$(0.02)	$—	$(0.07)
Net income attributable to Gentiva shareholders	$0.32	$0.64	$0.27	$0.53
Diluted:
Income from continuing operations attributable to Gentiva shareholders	$0.33	$0.64	$0.27	$0.59
Discontinued operations, net of tax	$(0.02)	$(0.02)	$—	$(0.07)
Net income attributable to Gentiva shareholders	$0.31	$0.62	$0.27	$0.52
Weighted average shares outstanding:
Basic	29,662	29,770	29,808	29,819
Diluted	30,266	30,618	30,438	30,525

(1)	Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale for each of the 2010 and 2011 quarters includes charges relating to cost savings initiatives, integration and acquisition activities, other restructuring and legal settlements as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011	$3,765	$21,246	$9,845	$14,282
Year ended December 31, 2010	$15,491	$2,476	$22,764	$5,272

Note 21.	Subsequent Events

Amendment to Credit Agreement

Effective March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement, which provided, among other things, for (i) an increase by 175 basis points per annum of the interest rates applicable to each of outstanding Term Loan A loans and Term Loan B loans; (ii) an increase in the Company’s permitted maximum consolidated leverage ratio; (iii) an amendment to the consolidated interest coverage ratio (and corresponding definitions) to provide that consolidated interest charges included in such calculation are such charges paid in cash (as compared with the previous covenant that included non-cash interest charges), along with a decrease in the Company’s permitted minimum consolidated cash interest coverage ratio; (iv) amendments to the definition of “Consolidated EBITDA,” which include the ability to add-back certain costs associated with the Company’s cost realignment and operating losses associated with certain facilities and branches closed or sold by the Company during the fourth quarter of 2011 and during 2012 and an increase in the add-back for litigation settlement costs; (v) an addition of a mechanism for the Company to make discounted prepayments of Term Loan A loans and Term Loan B loans pursuant to Dutch auction procedures; and (vi) a reduction of the revolving credit facility from $125 million to $110 million. As a condition to effectiveness of Amendment No. 3, the Company paid $50 million of the outstanding term loans under the Credit Agreement, applied ratably between the Term Loan A facility and the Term Loan B facility. The Company also paid certain fees in connection with Amendment No. 3, including a consent fee to each lender approving Amendment No. 3 in an amount equal to 0.50% of its respective term loans and revolving credit commitments. In connection with Amendment No. 3, the Company incurred costs of approximately $5.6 million. Approximately $3.9 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate.

Settlement of Continuous Care Services Investigation

On February 15, 2012, Odyssey HealthCare, Inc., a wholly-owned subsidiary of the Company, entered into a settlement agreement (“Settlement Agreement”) with the United States, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”), that resolves the investigation mentioned in Note 14, Legal Matters, under the heading Investigations Involving Odyssey, regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. Pursuant to the Settlement Agreement, Odyssey paid the United States $25 million on February 22, 2012. Additionally, Odyssey entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG. Under the CIA, among other things, Odyssey must maintain a compliance officer and compliance committee, provide special training and education to its employees, undertake annual internal and external audits and submit annual reports on compliance with the CIA requirements to the OIG.

Sale of Home Health and Hospice Branches

The Company has entered into an asset purchase agreement to sell eight home health and two hospice branches in Louisiana to Partners Healthcare Group of Louisiana, LLC for total consideration of $5.0 million. The closing date of the transaction has not been determined.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses		Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 31, 2011	$7,654	$8,541		$(4,633)	11,562
For the year ended December 31, 2010	9,304	10,285		(11,935)	7,654
For the year ended January 3, 2010	8,227	9,958		(8,881)	9,304

Valuation allowance on deferred tax assets:
For the year ended December 31, 2011	$13,376	$258		$(8,967)	$4,667
For the year ended December 31, 2010	11,339	3,354	(1)	(1,315)	13,376
For the year ended January 3, 2010	14,989	—		(3,650)	11,339

(1)	Additions for 2010 include $0.8 million of valuation allowance on deferred tax assets acquired in the Odyssey transaction.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 132.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gentiva Health Services, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Atlanta, Georgia

March 13, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no such changes or disagreements.

Item 9A.	Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 131 and 132, respectively, of this annual report on Form 10-K and are incorporated herein by reference.

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

As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.

Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2012 Proxy Statement.

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

Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2012 Proxy Statement.

Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2012 Proxy Statement.

Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2012 Proxy Statement. Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Page No.
• Consolidated Balance Sheets as of December 31, 2011 and 2010	71

• Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011	72

• Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2011	73

• Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	74

• Notes to Consolidated Financial Statements	75 - 129

• Report of Independent Registered Public Accounting Firm	132

(a)(2) Financial Statement Schedule

• Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011	130

(a)(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company(1)

3.2	Amended and Restated By-Laws of Company(2)

4.1	Specimen of Common Stock(3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(4)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee(5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee(6)

4.5	Form of 11.5% Senior Note(6)

10.1	Executive Officers Bonus Plan, as amended(7)*

10.2	1999 Stock Incentive Plan(8)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (9)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(10)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(7)*

10.6	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(11)*

Exhibit Number	Description

10.7	Employee Stock Purchase Plan, as amended(12)*

10.8	2005 Nonqualified Retirement Plan(10)*

10.9	First Amendment to 2005 Nonqualified Retirement Plan(13)*

10.10	Second Amendment to 2005 Nonqualified Retirement Plan(14)*

10.11	Third Amendment to 2005 Nonqualified Retirement Plan(15)*

10.12	Fourth Amendment to 2005 Nonqualified Retirement Plan(16)*

10.13	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(10)*

10.14	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (13)*

10.15	Form of Change in Control Agreement(17)*

10.16	Form of Severance Agreement(17)*

10.17	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010(7)*

10.18	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010(7)*

10.19	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone(18)*

10.20	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone(19)*

10.21	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(11)*

10.22	Letter dated January 5, 2009 to Tony Strange as to compensation(14)*

10.23	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010(20)*

10.24	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan(21)*

10.25	Form of Notice and Agreement covering certain awards of performance share units under Company’s 2004 Equity Incentive Plan(22)*

10.26	Form of Notice and Agreement covering certain awards of performance share units under Company’s 2004 Equity Incentive Plan(23)*

10.27	Form of Notice and Agreement covering certain performance cash awards under Company’s 2004 Equity Incentive Plan(23)*

10.28	Summary Sheet of Company compensation to non-employee directors, effective May 12, 2011(11)*

10.29	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(11)*

10.30	Form of Indemnification Agreement with directors and officers(24)*

10.31	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley(25)

10.32	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva, GTO Acquisition Corp. and Odyssey HealthCare, Inc.(26)

Exhibit Number	Description

10.33	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents(27)

10.34	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, as Administrative Agent(27)

10.35	Second Amendment, dated as of November 28, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, as Administrative Agent(28)

10.36	Reaffirmation Agreement, dated as of November 28, 2011, executed in connection with the Second Amendment to Senior Secured Credit Agreement(28)

10.37	Form of Term Note(6)

10.38	Form of Revolving Credit Note(6)

10.39	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent(27)

10.40	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent(27)

10.41	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers(27)

10.42	Joinder Agreement, dated August 17, 2010(6)

10.43	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc.(6)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).

(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(8)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(9)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 4, 2011.
(10)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(12)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(13)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(14)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(16)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 4, 2010.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.
(27)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2011.
(28)	Incorporated by reference to Form 8-K of Company dated November 28, 2011 and filed November 29, 2011.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 13, 2012	By:	/S/ TONY STRANGE
Tony Strange
Chairman, Chief Executive Officer and President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2012	By:	/S/ TONY STRANGE
Tony Strange
Chairman, Chief Executive Officer and President
and Director (Principal Executive Officer)

Date: March 13, 2012	By:	/S/ ERIC R. SLUSSER
Eric R. Slusser
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: March 13, 2012	By :	/S/ DAVID L. GIERINGER
David L. Gieringer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 13, 2012	By:	/S/ ROBERT S. FORMAN, JR.
Robert S. Forman, Jr.
Director

Date: March 13, 2012	By:	/S/ VICTOR F. GANZI
Victor F. Ganzi
Director

Date: March 13, 2012	By:	/S/ PHILIP R. LOCHNER, JR.
Philip R. Lochner, Jr.
Director

Date: March 13, 2012	By:	/S/ RONALD A. MALONE
Ronald A. Malone
Director

Date: March 13, 2012	By:	/S/ STUART OLSTEN
Stuart Olsten
Director

Date: March 13, 2012	By:	/S/ SHELDON M. RETCHIN
Sheldon M. Retchin
Director

Date: March 13, 2012	By:	/S/ RAYMOND S. TROUBH
Raymond S. Troubh
Director

Date: March 13, 2012	By:	/S/ RODNEY D. WINDLEY
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company(1)

3.2	Amended and Restated By-Laws of Company(2)

4.1	Specimen of Common Stock(3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(4)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee(5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee(6)

4.5	Form of 11.5% Senior Note(6)

10.1	Executive Officers Bonus Plan, as amended(7)*

10.2	1999 Stock Incentive Plan(8)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011)(9)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(10)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(7)*

10.6	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(11)*

10.7	Employee Stock Purchase Plan, as amended(12)*

10.8	2005 Nonqualified Retirement Plan(10)*

10.9	First Amendment to 2005 Nonqualified Retirement Plan(13)*

10.10	Second Amendment to 2005 Nonqualified Retirement Plan(14)*

10.11	Third Amendment to 2005 Nonqualified Retirement Plan(15)*

10.12	Fourth Amendment to 2005 Nonqualified Retirement Plan(16)*

10.13	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(10)*

10.14	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated(13)*

10.15	Form of Change in Control Agreement(17)*

10.16	Form of Severance Agreement(17)*

10.17	Amended Severance Agreement with John R. Potapchuk dated as of May 13, 2010(7)*

10.18	Amended Severance Agreement with Stephen B. Paige dated as of May 13, 2010(7)*

10.19	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone(18)*

10.20	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone(19)*

10.21	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(11)*

Exhibit Number	Description

10.22	Letter dated January 5, 2009 to Tony Strange as to compensation(14)*

10.23	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010 (20)*

10.24	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company’s 2004 Equity Incentive Plan(21)*

10.25	Form of Notice and Agreement covering certain awards of performance share units under Company’s 2004 Equity Incentive Plan(22)*

10.26	Form of Notice and Agreement covering certain awards of performance share units under Company’s 2004 Equity Incentive Plan(23)*

10.27	Form of Notice and Agreement covering certain performance cash awards under Company’s 2004 Equity Incentive Plan(23)*

10.28	Summary Sheet of Company compensation to non-employee directors, effective May 12, 2011(11)*

10.29	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(11)*

10.30	Form of Indemnification Agreement with directors and officers(24)*

10.31	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley(25)

10.32	Agreement and Plan of Merger dated as of May 23, 2010 among Gentiva, GTO Acquisition Corp. and Odyssey HealthCare, Inc.(26)

10.33	Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents(27)

10.34	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, as Administrative Agent(27)

10.35	Second Amendment, dated as of November 28, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, as Administrative Agent(28)

10.36	Reaffirmation Agreement, dated as of November 28, 2011, executed in connection with the Second Amendment to Senior Secured Credit Agreement(28)

10.37	Form of Term Note(6)

10.38	Form of Revolving Credit Note(6)

10.39	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent(27)

10.40	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent(27)

10.41	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers(27)

10.42	Joinder Agreement, dated August 17, 2010(6)

10.43	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc.(6)

Exhibit Number	Description

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(8)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(9)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated April 4, 2011.
(10)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(12)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(13)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(14)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 29, 2009.
(16)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended April 4, 2010.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.

(25)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed May 24, 2010.
(27)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2011.
(28)	Incorporated by reference to Form 8-K of Company dated November 28, 2011 and filed November 29, 2011.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith