Form 10-Q
period 2012-03-31
GENTIVA HEALTH SERVICES INC
filed 2012-05-09
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, as of May 2, 2012, was 30,433,403.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$72,762	$164,912
Accounts receivable, less allowance for doubtful accounts of $12,829 and $11,562 at March 31, 2012 and December 31, 2011, respectively	312,768	290,589
Deferred tax assets, net	17,472	26,451
Prepaid expenses and other current assets	48,726	38,379

Total current assets	451,728	520,331

Note receivable from CareCentrix	25,000	25,000
Fixed assets, net	45,682	46,246
Intangible assets, net	211,802	214,874
Goodwill	641,669	641,669
Other assets	85,492	82,208

Total assets	$1,461,373	$1,530,328

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,193	$14,903
Accounts payable	15,943	12,613
Payroll and related taxes	32,679	42,027
Deferred revenue	39,797	34,114
Medicare liabilities	24,553	23,066
Obligations under insurance programs	56,598	54,976
Accrued nursing home costs	26,047	24,223
Other accrued expenses	53,080	89,270

Total current liabilities	257,890	295,192

Long-term debt	928,932	973,222
Deferred tax liabilities, net	30,050	32,498
Other liabilities	34,776	26,885

Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 31,557,654 and 31,435,264 shares at March 31, 2012 and December 31, 2011, respectively	3,158	3,144
Additional paid-in capital	390,125	387,803
Retained (deficit)	(173,291)	(178,131)
Treasury stock, 655,802 shares at both March 31, 2012 and December 31, 2011	(12,878)	(12,878)

Total Gentiva shareholders’ equity	207,114	199,938
Noncontrolling interests	2,611	2,593

Total equity	209,725	202,531

Total liabilities and equity	$1,461,373	$1,530,328

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net revenues	$435,652	$451,109
Cost of services sold	232,861	230,756

Gross profit	202,791	220,353
Selling, general and administrative expenses	(173,707)	(172,733)
Interest income	661	665
Interest expense and other	(22,163)	(27,548)

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	7,582	20,737
Income tax expense	(2,529)	(8,119)
Equity in net earnings of CareCentrix	—	554

Income from continuing operations	5,053	13,172
Discontinued operations, net of tax	—	447

Net income	5,053	13,619
Less: Net income attributable to noncontrolling interests	(213)	(167)

Net income attributable to Gentiva shareholders	$4,840	$13,452

Comprehensive income	$5,053	$13,141

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.16	$0.43
Discontinued operations, net of tax	—	0.02

Net income attributable to Gentiva shareholders	$0.16	$0.45

Weighted average shares outstanding	30,724	30,127

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.16	$0.42
Discontinued operations, net of tax	—	0.02

Net income attributable to Gentiva shareholders	$0.16	$0.44

Weighted average shares outstanding	30,959	30,789

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$5,053	$13,172
Discontinued operations, net of tax	—	447
Less: Net income attributable to noncontrolling interests	(213)	(167)

Net income	$4,840	$13,452

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES:
Net income	$5,053	$13,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,430	7,614
Amortization and write-off of debt issuance costs	3,686	6,418
Provision for doubtful accounts	2,262	2,581
Equity-based compensation expense	1,631	1,641
Windfall tax benefits associated with equity-based compensation	—	(194)
Equity in net earnings of CareCentrix	—	(554)
Deferred income tax benefit	6,531	2,754
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(24,441)	(20,449)
Prepaid expenses and other current assets	(10,347)	2,489
Accounts payable	3,330	2,240
Payroll and related taxes	(9,348)	21,248
Deferred revenue	5,683	4,787
Medicare liabilities	1,487	(1,859)
Obligations under insurance programs	1,622	(4,775)
Accrued nursing home costs	1,824	(3,203)
Other accrued expenses	(36,191)	(31,712)
Other, net	5,083	76

Net cash (used in) provided by operating activities	(34,705)	2,721

INVESTING ACTIVITIES:
Purchase of fixed assets	(3,793)	(3,317)

Net cash used in investing activities	(3,793)	(3,317)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	705	4,652
Windfall tax benefits associated with equity-based compensation	—	194
Repayment of long-term debt	(50,000)	(3,438)
Debt issuance costs	(4,125)	(13,457)
Repayment of capital lease obligations	(37)	(76)
Other	(195)	(239)

Net cash used in financing activities	(53,652)	(12,364)

Net change in cash and cash equivalents	(92,150)	(12,960)
Cash and cash equivalents at beginning of period	164,912	104,752

Cash and cash equivalents at end of period	$72,762	$91,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$27,776	$32,318
Income taxes paid	$247	$613

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

Effective October 14, 2011, the Company sold its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements for the three months ended March 31, 2011. See Note 4 for additional information.

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business. The financial results of the Rehab Without Walls® business are presented as discontinued operations in the Company’s consolidated financial statements for the three months ended March 31, 2011. See Note 4 for additional information.

The accompanying interim consolidated financial statements are unaudited, and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the consolidated statements of financial position, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.

The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.

Note 2. Recent Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), which provides final guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step quantitative test and reduce costs. ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step quantitative test. Otherwise, a company can skip the two-step quantitative test. The ASU is effective for the year beginning January 1, 2012 for the Company. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, which requires health care organizations that do not assess the collectibility of a receivable before recognizing revenue to present their provision for bad debt related to patient service revenue as a deduction from revenue on the face of the statement of comprehensive income. Enhanced disclosure about policies for recognizing revenue, assessing bad debts and qualitative and quantitative information about changes in the allowance for doubtful accounts also are required. The guidance is effective for the first quarter of 2012 for the Company. The adoption of ASU 2011-07 did not have a material impact on the Company’s consolidated financial statements as the Company currently evaluates the collectibility of a receivable before recognizing revenue.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. ASU 2011-05 requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is required for the quarter ending on or after March 31, 2012 and must be applied retrospectively. The Company adopted the updated presentation required by ASU 2011-05 as further amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, for the Company’s March 31, 2012 consolidated financial statements and retrospectively applied the updated presentation to the March 31, 2011 consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 primarily clarifies existing concepts in accounting principles generally accepted in the United States of America. However, ASU 2011-04 requires new disclosures for Level 3 fair value measurements including quantitative information about significant unobservable inputs, the valuation process in place for all Level 3 measurements, and a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used. In addition, ASU 2011-04 requires disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, the hierarchy classification for assets and liabilities whose fair value is disclosed only in the footnotes, and, if applicable, the reason nonfinancial assets measured at fair value are being used in a manner that differs from their highest and best use. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

The Company had operating funds of approximately $5.4 million and $5.0 million at March 31, 2012 and December 31, 2011, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.

Investments

At March 31, 2012 and December 31, 2011, the Company had no remaining ownership interest in CareCentrix Holdings Inc. See Note 7 for additional information.

At March 31, 2012 and December 31, 2011, the Company had assets of $29.2 million and $26.3 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of March 31, 2012 and December 31, 2011, the Company had unamortized debt issuance costs of $54.1 million and $53.7 million, respectively, recorded in other assets in the Company’s consolidated balance sheets. During the first quarter of 2012, the Company incurred incremental debt issuance costs of approximately $5.3 million in connection with an amendment to the Company’s Term Loan A, Term Loan B and revolving credit facilities. Approximately $4.1 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate methodology. In addition, the Company wrote off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense in the Company’s consolidated statement of comprehensive income, associated with the reduction in the revolving credit facility.

During the first quarter of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11 for additional information.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of March 31, 2012 and December 31, 2011, fixed assets, net were $45.7 million and $46.2 million, respectively.

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

During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The Company recorded a non-cash charge to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. See Note 9 for additional information.

The Company also completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s operating units as of December 31, 2011, which indicated that there was no additional impairment.

Obligations Under Self Insurance Programs

As of March 31, 2012 and December 31, 2011, the Company’s obligations under insurance programs were $56.6 million and $55.0 million, respectively. The increase is primarily attributable to the increase in and timing of payments.

Workers’ compensation and professional and general liability expenses associated with continuing operations were $4.7 million for the first quarter of 2012, as compared to $4.1 million for the corresponding period of 2011. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.2 million for the first quarter of 2011.

Employee health and welfare expenses associated with continuing operations were $23.6 million for the first quarter of 2012, as compared to $20.1 million for the corresponding period of 2011, primarily related to an increased cost of claims. The Company’s employee health and welfare expenses relating to discontinued operations were approximately $0.2 million for the first quarter of 2011.

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income.

Note 4. Acquisitions and Dispositions

Dispositions

Homemaker Services Agency and Rehab Without Walls® Dispositions

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first quarter of 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions.

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million. The consideration consisted of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million that will be received by the Company subject to certain post closing conditions.

Net revenues and operating results for the first quarter of 2011 for the homemaker services agency business in Illinois, the Rehab Without Walls® business as well as a $0.3 million change in settlement of the Company’s post closing liabilities in connection with the 2010 sale of its HME and IV businesses were as follows (in thousands):

First Quarter 2011
Net revenues	$7,706

Income before income taxes	$741
Income tax expense	294

Discontinued operations, net of tax	$447

Note 5. Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for the note receivable from CareCentrix and long-term debt. The fair values for the note receivable from CareCentrix and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,027	$—	$—	$34,027	$54,006	$—	$—	$54,006
Rabbi Trust:
Mutual funds	22,972	—	—	22,972	25,626	—	—	25,626
Money market funds	6,201	—	—	6,201	697	—	—	697

Total assets	$63,200	$—	$—	$63,200	$80,329	$—	$—	$80,329

Liabilities:
Payables to plan participants	$29,173	$—	$—	$29,173	$26,323	$—	$—	$26,323

Assets held in the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$27,500	$25,000	$26,600

Liabilities:
Long-term debt, including current portion	$938,125	$889,823	$988,125	$863,313

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

Cash Flow Hedge

The Company may utilize derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one year interest cap with a notional value of $220.0 million and (ii) until March 9, 2011, two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income in 2011. The Company’s interest rate cap expired in November 2011. The Company held no derivative instruments as of March 31, 2012 or December 31, 2011.

Note 6. Net Revenues and Accounts Receivable

Net Revenues

Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	First Quarter
	2012	2011	Percentage Variance
Medicare:
Home Health	$190.6	$201.6	(5.5%)
Hospice	182.0	181.0	0.6%

Total Medicare	372.6	382.6	(2.6%)
Medicaid and Local Government	19.5	21.0	(7.0%)
Commercial Insurance and Other:
Paid at episodic rates	20.0	18.7	6.7%
Other	23.6	28.8	(18.1%)

Total Commercial Insurance and Other	43.6	47.5	(8.4%)

Total net revenues	$435.7	$451.1	(3.4%)

For the first quarter of 2012 and 2011, the Company recorded hospice Medicare cap expenses of $2.1 million and $0.6 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during the twelve month cap period that ends annually on October 31 cannot exceed the aggregate Medicare payment cap calculated for the related twelve month period. As of March 31, 2012 and December 31, 2011, the Company had Medicare cap liabilities of $17.7 million and $15.6 million, respectively, which were reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Accounts Receivable

Net revenues in the Home Health and Hospice segments were derived from all major payer classes. Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 31, 2012	December 31, 2011
Medicare	$226,098	$217,028
Medicaid and Local Government	56,876	46,553
Commercial Insurance and Other	42,623	38,570

Gross Accounts Receivable	325,597	302,151
Less: Allowance for doubtful accounts	(12,829)	(11,562)

Net Accounts Receivable	$312,768	$290,589

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.3 million and $2.1 million as of March 31, 2012 and December 31, 2011, respectively.

The Company’s only financing receivable is the note receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of March 31, 2012 and December 31, 2011, the Company had no allowances for credit losses.

Note 7. Note Receivable from and Investment in CareCentrix

The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings, the maturity date of the note was extended to the earlier of March 19, 2017, which is five and one-half years from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly; provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million for both the first quarter of 2012 and 2011.

During 2011, the Company sold its equity investment in CareCentrix Holdings.

The Company recognized $0.6 million of equity in the net earnings of CareCentrix for the first quarter of 2011.

Note 8. Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

During the first quarter of 2012 and 2011, the Company recorded net charges relating to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements of $5.4 million and $3.8 million, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.

Cost Savings Initiatives and Other Restructuring Costs

During 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment the Company is facing. As a result of this effort, the Company closed or divested 34 home health branches and 9 hospice branches during the fourth quarter of 2011 and 4 home health branches in the first quarter of 2012 and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.8 million in the first quarter of 2012, related to severance costs, facility lease and other costs. During the first quarter 2011, the Company recorded charges of $1.3 million in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs.

Acquisition and Integration Activities

During the first quarter of 2012, the Company recorded a credit of $0.4 million related to acquisition and integration activities. During the first quarter of 2011, the Company recorded charges of $2.5 million, in connection with acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals, write-off of prepaid fees in connection with the termination of the Company’s 2006 credit agreement and severance costs.

Legal Settlements

For the first quarter of 2012, the Company recorded legal settlements of $5.0 million related to certain of the wage and hour litigation. During the first quarter of 2012, the Company paid approximately $26 million related to settlement of the continuous care investigation. See Note 14 for additional information.

The costs incurred and cash expenditures associated with these activities during 2012 and 2011 were as follows (in thousands):

	Cost Savings Initiatives and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Ending balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377
Charge in first quarter 2011	1,259	2,506	—	3,765
Cash expenditures	(1,490)	(2,346)	—	(3,836)

Ending balance at March 31, 2011	$2,662	$4,144	$12,500	$19,306

Ending balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379
Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)

Ending balance at March 31, 2012	$6,005	$2,328	$5,000	$13,333

The balance of unpaid charges relating to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements approximated $13.3 million at March 31, 2012 and $38.4 million at December 31, 2011, which were included in other accrued expenses in the Company’s consolidated balance sheets.

Note 9. Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization and impairment losses of each category of identifiable intangible assets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012			December 31, 2011
	Home Health	Hospice	Total	Home Health	Hospice	Total	Useful Life
Amortized intangible assets:

Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,417)	(10,756)	(12,173)	(1,411)	(9,144)	(10,555)

Net covenants not to compete	56	4,919	4,975	62	6,531	6,593

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(15,891)	(321)	(16,212)	(15,304)	(299)	(15,603)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)

Net customer relationships	11,278	589	11,867	11,865	611	12,476

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(10,946)	(2,767)	(13,713)	(10,522)	(2,346)	(12,868)
accumulated impairment losses	(411)	—	(411)	(411)	—	(411)

Net tradenames	6,858	13,963	20,821	7,282	14,384	21,666

Subtotal	18,192	19,471	37,663	19,209	21,526	40,735

Indefinite-lived intangible assets:

Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite
Less: accumulated impairment losses	(144,672)	—	(144,672)	(144,672)	—	(144,672)

Net medicare licenses and certificates of need	75,613	98,526	174,139	75,613	98,526	174,139

Total identifiable intangible assets	$93,805	$117,997	$211,802	$94,822	$120,052	$214,874

The Company recorded amortization expense of approximately $3.1 million and $3.3 million for the first quarter of 2012 and 2011, respectively. The estimated amortization expense for the remainder of 2012 is $7.7 million and for each of the next five succeeding years approximates $7.4 million for 2013, $5.7 million for 2014, $5.6 million for 2015, $3.4 million for 2016, and $2.9 million for 2017.

The gross carrying amount of goodwill as of March 31, 2012 and December 31, 2011 and activity during the first three months of 2012 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,075,454
Goodwill adjustment	2,379	11,261	13,640
Accumulated impairment losses	(263,370)	(193,667)	(457,037)

Balance at December 31, 2011	$3,688	$637,981	$641,669
Goodwill acquired during 2012	—	—	—

Balance at March 31, 2012	$3,688	$637,981	$641,669

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

Note 10. Earnings Per Share

Basic and diluted earnings per share for each period presented have been computed by dividing income from continuing operations, discontinued operations, net of tax and net income attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to Gentiva shareholders	$4,840	$13,452

Basic weighted average common shares outstanding	30,724	30,127
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	235	662

Diluted weighted average common shares outstanding	30,959	30,789

Basic earnings per common share
Net income attributable to Gentiva shareholders	$0.16	$0.45

Diluted earnings per common share:
Net income attributable to Gentiva shareholders	$0.16	$0.44

For the first three months of 2012, approximately 3.7 million stock options and 0.3 million restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For the first three months of 2011, approximately 1.3 million stock options were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive.

Note 11. Long-Term Debt

Credit Arrangements

At March 31, 2012, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of March 31, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit Agreement:
Term Loan A, maturing August 17, 2015	$146,693	$158,653
Term Loan B, maturing August 17, 2016	466,432	504,472
11.5% Senior Notes due 2018	325,000	325,000

Total debt	938,125	988,125
Less: current portion of long-term debt	(9,193)	(14,903)

Total long-term debt	$928,932	$973,222

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”) in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and to provide reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of March 31, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $41.8 million at both March 31, 2012 and December 31, 2011. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $68.2 million.

As of March 31, 2012, the mandatory aggregate principal payments of long-term debt are $2.9 million in 2012, $25.0 million in both 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016, all under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at March 31, 2012 and 6.9 percent per annum at December 31, 2011.

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

	Amended Applicable Rate		Previous Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Term A Facility	Base Rate Term A Facility	Eurodollar Rate Term A Facility	Base Rate Term A Facility
≥ 3.0:1	3.25%	2.25%	5.00%	4.00%
≥ 2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

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

The Company’s Credit Agreement, in effect prior to Amendment No. 1, included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding) including the Senior Notes for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) two year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with Amendment No. 1, the Company terminated the two year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2011.

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

In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2011.

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, after giving effect to Amendment No. 3, the Credit Agreement requires the Company to maintain no more than a maximum consolidated leverage ratio as shown in the second table below and no less than a minimum cash interest coverage ratio of 2.00 to 1.00 through June 30, 2013, 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and 2.00 to 1.00 thereafter and also contains certain customary affirmative covenants and events of default. The previously required ratio was 2.25 to 1.00 for all periods.

On November 28, 2011, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.75 to 1.00. As of March 31, 2012, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	≤4.75:1
October 1, 2011 to September 30, 2012	≤4.50:1
October 1, 2012 to September 30, 2013	≤3.75:1
Thereafter	≤3.00:1

On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement, which provided, among other things, for (i) an increase by 175 basis points per annum of the interest rates applicable to each of outstanding Term Loan A loans and Term Loan B loans, (ii) an increase in the Company’s permitted maximum consolidated leverage ratio as set forth in the table below, (iii) an amendment to the consolidated interest coverage ratio (and corresponding definitions) to provide that consolidated interest charges included in such calculation are such charges paid in cash (as compared with the previous covenant that included non-cash interest charges), along with a decrease in the Company’s permitted minimum consolidated cash interest coverage ratio to (a) 2.00 to 1.00 through June 30, 2013, (b) 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and (c) 2.00 to 1.00 thereafter, (iv) amendments to the definition of “Consolidated EBITDA,” which include the ability to add-back certain costs associated with the Company’s cost realignment and operating losses associated with certain facilities and branches closed or sold by the Company during the fourth quarter of 2011 and during 2012 and an increase in the add-back for litigation settlement costs, (v) an addition of a mechanism for the Company to make discounted prepayments of Term Loan A loans and Term Loan B loans pursuant to Dutch auction procedures and (vi) a reduction of the revolving credit facility from $125 million to $110 million. As a condition to effectiveness of Amendment No. 3, the Company paid $50 million of the outstanding term loans under the Credit Agreement, applied ratably between the Term Loan A facility and the Term Loan B facility. The Company also paid certain fees in connection with Amendment No. 3, including a consent fee to each lender approving Amendment No. 3 in an amount equal to 0.50% of its respective term loans and revolving credit commitments. In connection with Amendment No. 3, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs (including the $0.8 million associated with the revolving credit facility) have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate.

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2012 to September 30, 2014	≤6.25:1
Each fiscal quarter thereafter	≤5.75:1

The previously required ratio was (i) 4.50 to 1.00 through September 30, 2012, (ii) 3.75 to 1.00 from December 31, 2012 through September 30, 2013 and (iii) 3.00 to 1.00 thereafter.

As of March 31, 2012, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 3.0x.

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

Other

The Company has equipment capitalized under capital lease obligations. At March 31, 2012 and December 31, 2011, the Company had no long-term capital lease obligations. The current portion of obligations under capital leases was $0.1 million at both March 31, 2012 and December 31, 2011, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

Note 12. Equity

Changes in equity for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232

Comprehensive income:
Net income	—	—	—	13,452	—	—	167	13,619
Changes in fair value of interest rate swaps	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swaps	—	—	—	—	290	—	—	290

Total comprehensive income	—	—	—	13,452	(478)	—	167	13,141

Income tax benefits associated with the exercise of non-qualified stock options	—	—	258	—	—	—	—	258

Equity-based compensation expense	—	—	1,629	—	—	—	—	1,629

Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	354,137	35	4,629	—	—	—	—	4,664

Distribution to partnership interests	—	—	—	—	—	—	(302)	(302)

Balance at March 31, 2011	31,153,228	$3,115	$378,622	$285,846	$—	$(12,484)	$2,523	$657,622

Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$—	$(12,878)	$2,593	$202,531

Comprehensive income:
Net income	—	—	—	4,840	—	—	213	5,053

Total comprehensive income	—	—	—	4,840	—	—	213	5,053

Equity-based compensation expense	—	—	1,631	—	—	—	—	1,631

Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	122,390	14	691	—	—	—	—	705

Distribution to partnership interests	—	—	—	—	—	—	(195)	(195)

Balance at March 31, 2012	31,557,654	$3,158	$390,125	$(173,291)	$—	$(12,878)	$2,611	$209,725

Comprehensive income amounted to $5.1 million for the first three months of 2012, and $13.1 million for the first three months of 2011. The amounts in comprehensive income for the three months ended March 31, 2011 are reflected net of tax of approximately $0.4 million.

The Company has an authorized stock repurchase program under which the Company can repurchase and retire up to 1,500,000 shares of its outstanding common stock. The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During the three months ended March 31, 2012 and 2011, the Company did not repurchase shares of its outstanding common stock. As of March 31, 2012, the Company had remaining authorization to repurchase an aggregate of 180,568 shares of its outstanding common stock. In addition, the Company’s Board of Directors has also authorized the repurchase of additional shares of the Company’s outstanding common stock with an aggregate purchase price up to $5.0 million, which shares are in addition to the remaining 180,568 shares. During the period from April 1, 2012 through May 1, 2012, the Company repurchased 605,077 shares of its common stock at an average cost of $8.20 per share and a total cost of approximately $5.0 million.

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

Note 13. Equity-Based Compensation Plans

The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated) (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.

For both the first quarter of 2012 and 2011, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.6 million, which was reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.

Stock Options

The weighted average fair values of the Company’s stock options granted during the first three months of 2012 and 2011 calculated using the Black-Scholes option pricing model and other assumptions, were as follows.

	Three Months Ended
	March 31, 2012	March 31, 2011
Weighted average fair value of options granted	$8.33	$11.30
Risk-free interest rate	0.77% -0.95%	2.15%
Expected volatility	64%	44%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	4.5 - 6.5 years
Expected dividend yield	0%	0%

Stock option grants in 2011 and 2012 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2006 through 2010 fully vest over a four year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of March 31, 2012 and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance as of December 31, 2011	4,228,907	$15.59
Granted	26,000	8.33
Exercised	—	—
Cancelled	(144,308)	(16.92)

Balance as of March 31, 2012	4,110,599	$15.50	6.5	$4,299,454

Exercisable options	2,262,157	$19.57	4.7	$125,039

There were no options exercised during the three months ended March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $1.7 million. As of March 31, 2012, the Company had $4.4 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of options that vested during the first three months of 2012 was $3.4 million.

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

A summary of Gentiva performance share unit activity as of March 31, 2012 is presented below:

		Weighted-
	Number of	Average
	Performance	Exercise
	Share Units	Price
Balance as of December 31, 2011	114,564	$26.40
Granted	—	—
Exercised	—	—
Earned, but not released	(93,683)	26.38
Cancelled	(600)	26.58

Balance as of March 31, 2012	20,281	$26.08

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of March 31, 2012 and 2011, the Company had $1.6 million and $2.8 million, respectively, of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 1.7 years and 2.5 years, respectively.

Restricted Stock

A summary of Gentiva restricted stock activity as of March 31, 2012 is presented below:

		Weighted-
	Number of	Average	Aggregate
	Restricted	Exercise	Intrinsic
	Shares	Price	Value
Balance as of December 31, 2011	377,750	$25.30
Granted	—	—
Exercised	—	—
Cancelled	(1,100)	(26.58)

Balance as of March 31, 2012	376,650	$25.29	$3,291,921

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of March 31, 2012, the aggregate intrinsic value of the restricted stock awards was $3.3 million. The Company had $6.3 million and $8.2 million of total unrecognized compensation cost related to restricted stock as of March 31, 2012 and 2011, respectively. This compensation expense is expected to be recognized over a weighted-average period of 3.0 years and 3.8 years, respectively.

Directors Deferred Stock Units

Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 300,000, of which 7 shares were available for future grants as of March 31, 2012. During the first three months of 2012, the Company granted 1,888 stock units under the DSU Plan at a grant date weighted-average fair value of $7.90 per stock unit. Because there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first three months of 2012. Under the DSU Plan, 201,746 stock units were outstanding as of March 31, 2012.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first three months of 2012, the Company issued 126,728 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs have alleged continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery is scheduled to close on August 28, 2012, and a damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs continue to seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and two years under the North Carolina statute. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. The Company filed a motion for partial summary judgment on plaintiffs’ claims under the NCWHA on March 22, 2012. Plaintiffs also filed a motion for partial summary judgment with regard to the Company’s liability for plaintiffs’ FLSA claims on April 3, 2012. Briefing in each of these motions is pending.

Based on the information the Company has at this time in the Rindfleisch lawsuit, the Company is unable to assess the probable outcome or potential liability, if any, arising from this proceeding on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this lawsuit at this time. The Company intends to defend itself vigorously in this lawsuit.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleges that California employees were subject to violations of state laws requiring meal and rest breaks, accurate wage statements and timely payment of wages. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012. The parties are in the process of finalizing the terms of a monetary settlement whereby the Company would pay the total sum of $5 million to settle all claims in the lawsuit, including the plaintiff’s attorney’s fees and costs.

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

Odyssey filed a motion to dismiss the complaint against it with a supporting memorandum of law on March 23, 2012. Plaintiffs filed a brief in opposition to Odyssey’s motion on April 4, 2012, and Odyssey filed a reply brief on April 18, 2012. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Odyssey Merger Litigation

Three putative class action lawsuits were filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits named the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits were brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On October 8, 2010, the District Court consolidated the Hemminger and Pompano Beach actions and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding (“MOU”) with plaintiffs Pompano Beach Police & Firefighters’ Retirement System, Eric Hemminger and John O. Hansen reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees to be made by plaintiffs, which application shall not exceed $675,000. On February 17, 2012, the court preliminarily approved a settlement of the Pompano Beach, Hemminger and Hansen actions. The settlement remains subject to final court approval. A final settlement approval hearing has been set for May 18, 2012.

Federal Securities Class Action Litigation

Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which names Gentiva and certain current and former officers and directors as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleges, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011.

The defendants have not yet responded to the complaint. Given the preliminary stage of the action, the Company is unable to assess the probable outcome or potential liability, if any, arising from the action on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for the action at this time. The defendants intend to defend themselves vigorously in the action.

Shareholder Derivative Litigation

On January 4, 2011 and October 31, 2011, two actions were filed against Gentiva’s current directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which names Gentiva’s current directors as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action.

On October 7 and October 13, 2011, two actions were filed against Gentiva’s current directors and one former officer in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which names Gentiva’s current directors and one former officer as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleges that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action.

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

The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company is unable to predict when the Centers for Medicare & Medicaid Services (“CMS”) will finalize all items relating to the 2000 cost reports.

Senate Finance Committee Report

In a letter dated May 12, 2010, the United States Senate Finance Committee requested information from the Company regarding its Medicare utilization rates for therapy visits. The letter was sent to all publicly traded home healthcare companies mentioned in a Wall Street Journal article that explored the relationship between the CMS’ home health policies and the utilization rates of some health agencies. The Company responded to this request as well as to supplemental requests for information. On October 3, 2011, the Senate Finance Committee released its report, which generally criticized certain of the home health therapy practices of publicly traded home healthcare companies, including the Company. The Company maintains its belief that it has provided and is providing the highest quality of care and has received and continues to receive payment within the standards set forth by the reimbursement system established by CMS. The Company is unable to assess the probable outcome or potential liability, if any, arising from this matter on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.

Subpoena

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

On May 5, 2008, Odyssey received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on Odyssey on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit that is in the motion to dismiss phase. Based on the information that Odyssey has at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.

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

On February 23, 2010, Odyssey received a subpoena from the Department of Health and Human Services, Office of Inspector General (“OIG”), requesting various documents and certain patient records of one of Odyssey’s hospice programs relating to services performed from January 1, 2006 through December 31, 2009. Odyssey is cooperating with the OIG and has completed its subpoena production. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated or any actions that the OIG may take.

The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made at this time with regard to the above investigations involving Odyssey. Based on the limited information that Odyssey has at this time regarding such investigations, the Company is unable to predict the impact, if any, that such investigations may have on Odyssey’s and the Company’s business, financial condition, results of operations, liquidity or capital resources.

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through January 22, 2009. On September 9, 2009 and June 24, 2011, Odyssey received two additional subpoenas from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. On February 15, 2012, Odyssey entered into a settlement agreement (“Settlement Agreement”) with the United States, acting through the DOJ and on behalf of the OIG, regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. Pursuant to the Settlement Agreement, Odyssey paid the United States $25 million on February 22, 2012. Additionally, Odyssey entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG. Under the CIA, among other things, Odyssey must maintain a compliance officer and compliance committee, provide special training and education to its employees, undertake annual internal and external audits and submit annual reports on compliance with the CIA requirements to the OIG.

Note  15. Income Taxes

The Company recorded an income tax provision of $2.5 million for the first quarter of 2012. The Company’s effective income tax rate for the first quarter of 2012 was 33.4 percent. The rate for the first quarter is lower than what is expected for the year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first quarter. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 33.4 percent for the first three months of 2012 is primarily due to state income taxes (approximately 4.9 percent), and other items (approximately 1.1 percent) offset by a change in tax reserves (approximately 7.6 percent).

The Company recorded an income tax provision of $8.1 million for the first quarter of 2011. The Company’s effective rate for the first quarter of 2011 was 39.2 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 39.2 percent for the first three months of 2011 is primarily due to state income taxes (approximately 4.7 percent), offset by other items (approximately 0.5 percent).

Note 16. Business Segment Information

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

In addition, the Company provides consulting services to home health agencies which include operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and homemaker services business in Illinois are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information.

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

Segment net revenues by major payer source were as follows (in millions):

	First Quarter
	2012			2011
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	$190.6	$182.0	$372.6	$201.6	$181.0	$382.6
Medicaid and Local Government	11.9	7.6	19.5	13.2	7.8	21.0
Commercial Insurance and Other:
Paid at episodic rates	20.0	—	20.0	18.7	—	18.7
Other	17.5	6.1	23.6	22.5	6.3	28.8

Total net revenues	$240.0	$195.7	$435.7	$256.0	$195.1	$451.1

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended March 31, 2012
Net revenues	$239,964		$195,688		$435,652

Operating contribution	$25,876	(1)	$32,482	(1)	$58,358

Corporate expenses					(21,844	)(1)
Depreciation and amortization					(7,430)
Interest expense and other, net of interest income					(21,502	)(2)

Income from continuing operations before income taxes					$7,582

Segment assets	$246,294		$919,629		$1,165,923

Corporate assets					295,450

Total assets					$1,461,373

For the three months ended March 31, 2011
Net revenues	$256,039		$195,070		$451,109

Operating contribution	$41,882	(1)	$36,137	(1)	$78,019

Corporate expenses					(22,805	)(1)
Depreciation and amortization					(7,594)
Interest expense and other, net of interest income					(26,883	)(2)

Income from continuing operations before income taxes and equity in earnings of CareCentrix					$20,737

Segment assets	$662,295		$1,065,074		$1,727,369

Corporate assets					398,794

Total assets					$2,126,163

(1)	For the three months ended March 31, 2012 and 2011, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.4 million and $3.8 million, respectively. See Note 8 for additional information.

The charges were reflected as follows for segment reporting purposes (dollars in millions):

	First Quarter
	2012	2011
Home Health	$5.8	$0.3
Hospice	(0.2)	0.7
Corporate expenses	(0.2)	2.8

Total	$5.4	$3.8

(2)	For the first quarter of 2012 interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the first quarter of 2011 included fees of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. See Note 11 for additional information.

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information

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

The following condensed consolidating financial statements include the balance sheets as of March 31, 2012 and December 31, 2011, statements of comprehensive income for the three months ended March 31, 2012 and 2011 and statements of cash flows for the three months ended March 31, 2012 and 2011 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

March 31, 2012

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$31,128	$—	$41,634	$—	$72,762
Receivables, net	—	305,683	26,430	(19,345)	312,768
Deferred tax assets, net	—	15,085	2,387	—	17,472
Prepaid expenses and other current assets	—	40,709	8,374	(357)	48,726

Total current assets	31,128	361,477	78,825	(19,702)	451,728

Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,367	315	—	45,682
Intangible assets, net	—	211,702	100	—	211,802
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,114,111	27,297	—	(1,141,408)	—
Other assets	—	85,485	7	—	85,492

Total assets	$1,145,239	$1,391,933	$85,311	$(1,161,110)	$1,461,373

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,193	$—	$—	$—	$9,193
Accounts payable	—	34,494	794	(19,345)	15,943
Other current liabilities	—	178,522	54,589	(357)	232,754

Total current liabilities	9,193	213,016	55,383	(19,702)	257,890

Long-term debt	928,932	—	—	—	928,932
Deferred tax liabilities, net	—	30,050	—	—	30,050
Other liabilities		34,756	20		34,776

Total Gentiva shareholders’ equity	207,114	1,114,111	27,297	(1,141,408)	207,114
Noncontrolling interests	—	—	2,611	—	2,611

Total equity	207,114	1,114,111	29,908	(1,141,408)	209,725

Total liabilities and equity	$1,145,239	$1,391,933	$85,311	$(1,161,110)	$1,461,373

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$124,101	$—	$40,811	$—	$164,912
Receivables, net	—	283,552	18,168	(11,131)	290,589
Deferred tax assets, net	—	24,560	1,891	—	26,451
Prepaid expenses and other current assets	—	32,619	6,904	(1,144)	38,379

Total current assets	124,101	340,731	67,774	(12,275)	520,331
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,917	329	—	46,246
Intangible assets, net	—	214,774	100	—	214,874
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,063,962	25,173	—	(1,089,135)	—
Other assets	—	82,200	8	—	82,208

Total assets	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$—	$—	$—	$14,903
Accounts payable	—	22,913	831	(11,131)	12,613
Other current liabilities	—	223,165	45,655	(1,144)	267,676

Total current liabilities	14,903	246,078	46,486	(12,275)	295,192
Long-term debt	973,222	—	—	—	973,222
Deferred tax liabilities, net	—	32,498	—	—	32,498
Other liabilities		26,862	23		26,885

Total Gentiva shareholders’ equity	199,938	1,063,962	25,173	(1,089,135)	199,938
Noncontrolling interests	—	—	2,593	—	2,593

Total equity	199,938	1,063,962	27,766	(1,089,135)	202,531

Total liabilities and equity	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$424,353	$14,312	$(3,013)	$435,652
Cost of services sold	—	229,527	6,347	(3,013)	232,861

Gross profit	—	194,826	7,965	—	202,791
Selling, general and administrative expenses	—	(169,549)	(4,158)	—	(173,707)
Interest (expense) income and other, net	(21,543)	—	41	—	(21,502)
Equity in earnings of subsidiaries	17,561	2,059	—	(19,620)	—

(Loss) income from continuing operations before income taxes	(3,982)	27,336	3,848	(19,620)	7,582
Income tax benefit (expense)	8,822	(9,775)	(1,576)	—	(2,529)

Net income	4,840	17,561	2,272	(19,620)	5,053
Noncontrolling interests	—	—	(213)	—	(213)

Net income attributable to Gentiva shareholders	$4,840	$17,561	$2,059	$(19,620)	$4,840

Comprehensive income	$4,840	$17,561	$2,272	$(19,620)	$5,053

Condensed Consolidating Statement of Comprehensive Income

For the Three Months March 31, 2011

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$440,782	$13,338	$(3,011)	$451,109
Cost of services sold	—	227,269	6,498	(3,011)	230,756

Gross profit	—	213,513	6,840	—	220,353
Selling, general and administrative expenses	—	(169,125)	(3,608)	—	(172,733)
Interest (expense) and other, net	(26,889)	—	6	—	(26,883)
Equity in earnings of subsidiaries	29,612	2,043	—	(31,655)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	2,723	46,431	3,238	(31,655)	20,737
Income tax benefit (expense)	10,729	(17,701)	(1,147)	—	(8,119)
Equity in net earnings of CareCentrix	—	554	—	—	554

Income from continuing operations	13,452	29,284	2,091	(31,655)	13,172
Discontinued operations, net of tax	—	328	119	—	447

Net income	13,452	29,612	2,210	(31,655)	13,619
Noncontrolling interests	—	—	(167)	—	(167)

Net income attributable to Gentiva shareholders	$13,452	$29,612	$2,043	$(31,655)	$13,452

Comprehensive income	$12,974	$29,612	$2,210	$(31,655)	$13,141

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,497)	$(30,212)	$1,004	$—	$(34,705)

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,787)	(6)	—	(3,793)

Net cash used in investing activities	—	(3,787)	(6)	—	(3,793)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	705	—	—	—	705
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repayment of capital lease obligations	(37)	—	—	—	(37)
Other	—	(20)	(175)	—	(195)
Net payuments related to intercompany financing	(34,019)	34,019	—	—	—

Net cash (used in) provided by financing activities	(87,476)	33,999	(175)	—	(53,652)

Net change in cash and cash equivalents	(92,973)	—	823		(92,150)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912

Cash and cash equivalents at end of period	$31,128	$—	$41,634	$—	$72,762

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands)

	Gentiva Health	Guarantor	Non-Guarantor		Consolidated
	Services, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8,295)	$10,853	$163	$—	$2,721

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,211)	(106)	—	(3,317)

Net cash used in investing activities	—	(3,211)	(106)	—	(3,317)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,652	—	—	—	4,652
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(3,438)	—	—	—	(3,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(76)	—	—	—	(76)
Other	—	64	(303)	—	(239)
Net payments related to intercompany financing	7,706	(7,706)	—	—	—

Net cash used in financing activities	(4,419)	(7,642)	(303)	—	(12,364)

Net change in cash and cash equivalents	(12,714)	—	(246)	—	(12,960)
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$51,102	$—	$40,690	$—	$91,792

Note 18. Subsequent Event

Sale of Louisiana Branches

In January 2012, the Company entered into an asset purchase agreement to sell eight home health and two hospice branches in Louisiana for total consideration of $5.0 million. That agreement was terminated and on March 26, 2012, the Company entered into an asset purchase agreement with a different purchaser to sell eight home health and four hospice branches in Louisiana for total consideration of approximately $6.5 million.

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

Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the year ended December 31, 2011 and in various other filings with the SEC. The reader is encouraged to review these risk factors and filings.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other filings with the SEC.

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

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Affordable Care Act is currently under review by the United States Supreme Court. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process.

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

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by more than 20,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution and third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; being the leader in growth in the local markets the Company serves; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing and leveraging technology to support the Company’s various initiatives; strengthening the Company’s balance sheet to support future growth; and educating our legislative and policymaking leaders on the value of the home health and hospice benefits to our nation’s seniors. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services and products provided to patients through the Company’s Rehab Without Walls® business, the Company’s homemaker agency business in Illinois and the Company’s HME and IV business. See Note 4 to the Company’s consolidated financial statements for additional information.

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

Homemaker Services Agency Disposition

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first quarter of 2012, the Company reduced the escrow fund receivable by approximately $0.1 million as a result of certain of the post closing conditions.

Rehab Without Walls® Disposition

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million. The consideration consisted of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million that will be received by the Company subject to certain post closing obligations.

Results of Operations

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	First Quarter
			Percentage
	2012	2011	Variance
Home Health	$240.0	$256.0	(6.3)%
Hospice	195.7	195.1	0.3%

Total net revenues	$435.7	$451.1	(3.4)%

Net revenues by major payer source are as follows (in millions):

	First Quarter
	2012			2011
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	$190.6	$182.0	$372.6	$201.6	$181.0	$382.6
Medicaid and Local Government	11.9	7.6	19.5	13.2	7.8	21.0
Commercial Insurance and Other:
Paid at episodic rates	20.0	—	20.0	18.7	—	18.7
Other	17.5	6.1	23.6	22.5	6.3	28.8

Total net revenues	$240.0	$195.7	$435.7	$256.0	$195.1	$451.1

For the first quarter of 2012, as compared to the first quarter of 2011, net revenues decreased by $15.4 million, or 3.4 percent, to $435.7 million from $451.1 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2012 net revenues were $240.0 million, down $16.0 million or 6.3 percent, from $256.0 million in the prior year period. The decrease is primarily attributable to closed or divested branches, the net decrease in Medicare reimbursement rates and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.

The following table reflects the net revenues for the first three months of 2011 relating to businesses closed or divested in 2011 and in the first three months of 2012 (in millions):

Medicare	$(11.7)
Medicaid and Local Government	(0.4)
Commercial Insurance and Other:
Paid at episodic rates	(1.2)
Other	(2.3)

Total net revenues	$(15.6)

The Company’s episodic revenues decreased 4.4 percent for the first quarter of 2012. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	First Quarter
			Percentage
	2012	2011	Variance
Home Health
Medicare	$190.6	$201.6	(5.5)%
Non-Medicare PPS	20.0	18.7	6.7%

Total	$210.6	$220.3	(4.4)%

Key Company statistics related to episodic revenues were as follows:

	First Quarter
			Percentage
	2012	2011	Variance
Episodes	73,400	72,800	0.8%
Revenue per episode	$2,875	$3,025	(5.0%)

Episode volume for the first quarter of 2012 increased slightly as compared to the first quarter of 2011. Admissions increased slightly by 0.9 percent, from 50,900 admissions in the first quarter of 2011 to 51,400 admissions in the first quarter of 2012. There were approximately 1.4 episodes for each admission during both the first quarter of 2012 and 2011.

In the first quarter of 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent as compared to 86 percent for the corresponding period in 2011. In the first quarter of 2012, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 47 percent as compared to 46 percent for the first quarter of 2011.

Revenues from Medicaid and Local Government payer sources were $11.9 million in the first quarter of 2012, as compared to $13.2 million in the first quarter of 2011. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $17.5 million in the first quarter of 2012 as compared to $22.5 million in the first quarter of 2011.

Net revenues from the Company’s Rehab Without Walls® unit were $5.4 million in the first three months of 2011. Net revenues from the Company’s homemaker services agency business in Illinois were $2.3 million in the first three months of 2011. These amounts are included within discontinued operations in the Company’s consolidated statements of comprehensive income.

Hospice

Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter of 2012 net revenues were $195.7 million as compared to $195.1 million in the corresponding period of 2011.

The following table reflects the net revenues for the first three months of 2011 relating to businesses divested or closed in 2011 (in millions):

Medicare	$(3.9)
Medicaid and Local Government	(0.4)
Commercial Insurance and Other	(0.2)

Total net revenues	$(4.5)

Key Company statistics relating to Hospice were as follows:

	First Quarter
	2012	2011	Percentage Variance
Average Daily Census	13,800	13,900	(0.7)%
Revenue per patient day	$156	$156	0.0%

For the first quarter of 2012 and 2011, Average Daily Census (“ADC”) approximated 13,800 and 13,900 patients, respectively. The average length of stay of patients at discharge was 93 days and 92 days, respectively, for the first quarter of 2012 and the first quarter of 2011.

Medicare revenues were $182.0 million in the first quarter of 2012 as compared to $181.0 million in the corresponding period of 2011. Medicaid revenues were $7.6 million for the first quarter of 2012 as compared to $7.8 million for the corresponding period of 2011. Commercial Insurance and Other revenues in the first quarter of 2012 were $6.1 million as compared to $6.3 million in the corresponding period of 2011.

Gross Profit

The following table reflects gross profit by business segment for 2012 and 2011 (dollars in millions):

	First Quarter
	2012	2011	Variance
Gross Profit:
Home Health	$117.3	$134.7	$(17.4)
Hospice	85.5	85.6	(0.1)

Total	$202.8	$220.3	$(17.5)

As a percent of revenue:
Home Health	48.9%	52.6%	(3.7%)
Hospice	43.7%	43.9%	(0.2%)
Total	46.5%	48.8%	(2.3%)

Gross profit decreased by $17.5 million or 8.0 percent for the first quarter of 2012 as compared to the first quarter of 2011. As a percentage of revenues, gross profit of 46.5 percent in the first quarter of 2012 represented a 2.3 percentage point decrease as compared to the first quarter of 2011.

The overall decrease in gross profit margin within the Home Health segment resulted from (i) the net decrease in Medicare reimbursement rates for 2012, (ii) closed or divested branches, (iii) malpractice case reserves that were favorably settled in the first three months of 2011, offset by (iv) growth in the Company’s specialty programs, and (v) the elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues decreased 0.2 percent for the first quarter of 2012 as compared to the first quarter of 2011.

Gross profit was impacted by depreciation expense of $0.2 million in both the first quarter of 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.6 percent or $1.0 million to $173.7 million for the quarter ended March 31, 2012, as compared to $172.7 million for the quarter ended March 31, 2011. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.4 million in the first quarter of 2012 and $3.8 million in the first quarter of 2011 were excluded, the decrease in selling, general and administrative expenses would have been approximately 0.4 percent or $0.6 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

The increase of $1.0 million for the first quarter of 2012 as compared to the corresponding period of 2011 was primarily attributable to (i) Hospice field operating, selling and administrative cost ($4.3 million), (ii) increases in legal settlement costs ($5.0 million), and (iii) increases in corporate administrative expenses ($2.0 million). These increases in costs were partially offset by (i) decreases in Home Health field operating, selling and administrative cost ($6.4 million), (ii) decreases in acquisition and integration cost ($3.0 million), (iii) decreases in cost savings initiatives and other restructuring costs ($0.4 million), (iv) decrease in provision for doubtful accounts ($0.3 million) and (v) a decrease in amortization ($0.2 million). During the first quarter of 2012, selling, general and administrative expenses were negatively impacted by the costs associated with Amendment No. 3 to the Company’s credit facilities of approximately $1.2 million. During the first quarter of 2011, selling, general and administrative expenses were positively impacted by an adjustment to 2010 incentive compensation reserves of approximately $0.9 million.

Depreciation and amortization expense included in selling, general and administrative expenses was $7.2 million in the first quarter of 2012, as compared to $7.4 million for the corresponding period of 2011.

Interest Income and Interest Expense and Other

For the first quarter of 2012 and 2011, net interest expense and other was approximately $21.5 million and $26.9 million, respectively, consisting primarily of interest expense of $22.2 million and $27.5 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $0.6 million in the first quarter of 2012 and 2011, respectively, earned on investments and existing cash balances. The decrease in interest expense and other between 2012 and 2011 related primarily to Amendment No. 1, which reduced the interest rates under the Company’s credit facility. During the first quarter of 2012 and 2011, the Company also wrote off deferred debt issuance costs and fees of $0.5 million and $3.8 million, respectively.

Income Tax Expense

The Company recorded an income tax provision of $2.5 million for the first quarter of 2012. The Company’s effective income tax rate for the first quarter of 2012 was 33.4 percent. The rate for the first quarter is lower than what is expected for the year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first quarter. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 33.4 percent for the first three months of 2012 is primarily due to state income taxes (approximately 4.9 percent) and other items (approximately 1.1 percent) offset by a change in tax reserves (approximately 7.6 percent).

The Company recorded an income tax provision of $8.1 million for the first quarter of 2011. The Company’s effective rate for the first quarter of 2011 was 39.2 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 39.2 percent for the first three months of 2011 is primarily due to state income taxes (approximately 4.7 percent), offset by other items (approximately 0.5 percent).

Discontinued Operations, Net of Tax

For the first quarter of 2011, discontinued operations, net of tax reflected income of $0.4 million, or $0.02 per diluted share associated with the Company’s homemaker services agency business in Illinois, the Company’s Rehab Without Walls® business and a change in settlement of the Company’s post closing liabilities in connection with the sale of its HME and IV businesses.

Net Income Attributable to Gentiva Shareholders

For the first quarter of 2012, net income attributable to Gentiva shareholders was $4.8 million, or $0.16 per diluted share, compared with net income of $13.5 million, or $0.44 per diluted share, for the corresponding period of 2011.

The Company uses adjusted income from continuing operations, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding charges relating primarily to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements, including tax reserves on those legal settlements. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.

After adjusting for certain one-time items which include cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements, and tax reserves as noted in the tables below, adjusted income from continuing operations attributable to Gentiva shareholders was $7.4 million, or $0.24 per diluted share, as compared to $15.3 million, or $0.49 per diluted share, for the corresponding period of 2011.

A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2012			March 31, 2011
			Per			Per
	Gross	Net of Tax	Diluted Share	Gross	Net of Tax	Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$7,445	$0.24		$15,264	$0.49
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	5,391	(3,181)	(0.10)	(3,765)	(2,259)	(0.07)
Tax reserves on OIG legal settlement	576	576	0.02	—	—	—

Income from continuing operations attributable to Gentiva shareholders		4,840	0.16		13,005	0.42
Add back: Net income attributable to noncontrolling interests		213	—		167	—

Income from continuing operations		$5,053	$0.16		$13,172	$0.42

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

The Company’s credit agreement provides for $875.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million, which was reduced from $125 million as a result of an amendment to the Company’s credit agreement entered into on March 6, 2012. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 11 to the Company’s consolidated financial statements for additional information.

During the first three months of 2012, net cash used in operating activities was $34.7 million. In addition, the Company had proceeds under the Company’s Employee Stock Purchase Plan (“ESPP”) of $0.7 million. During the quarter ended March 31, 2012, the Company used $4.1 million for debt issuance costs, $50.0 million for the repayment of debt and $3.8 million for capital expenditures.

Net cash (used in) provided by operating activities decreased by $37.4 million, from $2.7 million for the first three months of 2011 to ($34.7) million in the first three months of 2012. The decrease was primarily due to changes in accounts receivable ($4.0 million), changes in current liabilities ($18.3 million), prepaid expenses and other current assets ($12.8 million), net cash provided by operations prior to changes in assets and liabilities ($7.3 million), offset by other, net ($5.0 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011	Variance
OPERATING ACTIVITIES:
Net income	$5,053	$13,619	$(8,566)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	7,430	7,614	(184)
Amortization of debt issuance costs	3,686	6,418	(2,732)
Provision for doubtful accounts	2,262	2,581	(319)
Equity-based compensation expense	1,631	1,641	(10)
Windfall tax benefits associated with equity-based compensation	—	(194)	194
Equity in net earnings of CareCentrix	—	(554)	554
Deferred income tax expense (benefit)	6,531	2,754	3,777

Total cash provided by operations prior to changes in assets and liabilities	$26,593	$33,879	$(7,286)

The $7.3 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2012 and 2011 periods is primarily related to decreased operating results as a result of divested and sold branches combined with lower reimbursement rates and adjustments for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense and deferred income taxes.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$3,330	$2,240	$1,090
Payroll and related taxes	(9,348)	21,248	(30,596)
Deferred revenue	5,683	4,787	896
Medicare liabilities	1,487	(1,859)	3,346
Obligations under insurance programs	1,622	(4,775)	6,397
Accrued nursing home costs	1,824	(3,203)	5,027
Other accrued expenses	(36,191)	(31,712)	(4,479)

Total changes in current liabilities	$(31,593)	$(13,274)	$(18,319)

The primary drivers for the $18.3 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $1.1 million, between the 2012 and 2011 reporting periods, primarily related to timing of payments.

•	Payroll and related taxes, which had a negative impact of $30.6 million between the 2012 and 2011 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a positive impact of $0.9 million between the 2012 and 2011 reporting periods.

•	Medicare liabilities, which had a positive impact of $3.3 million between the 2012 and 2011 reporting periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $6.4 million between the 2012 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs in 2011.

•	Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $5.0 million between the 2012 and 2011 reporting periods, due primarily to the timing of payments.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $4.4 million between the 2012 reporting period, were impacted by payments associated with settlement of the Odyssey continuous care investigation, payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities and timing of accrued interest payments under the Company’s credit facilities. The 2011 reporting period was impacted by timing of accrued interest payments under the Company’s credit facilities, payments under the Company’s incentive compensation program and payments of accrued costs associated with the Odyssey acquisition.

Working capital at March 31, 2012 was approximately $194 million, a decrease of $31 million, as compared to approximately $225 million at December 31, 2011, primarily due to:

•	a $92 million decrease in cash and cash equivalents;

•	an $8 million decrease in deferred tax assets;

•	a $22 million increase in accounts receivable;

•	a $10 million increase in prepaid expenses and other current assets; and

•

a $37 million decrease in current liabilities, consisting of decreases in other accrued expenses ($36 million), payroll and related taxes ($9 million), current portion of long-term debt ($6 million), partially offset by, increases in deferred revenue ($6 million), accounts payable ($3 million), nursing home costs ($2 million), obligations under insurance programs ($2 million), and Medicare liabilities ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of March 31, 2012 were 61 days, an increase of 6 days from December 31, 2011, primarily driven by an increase in hospice accounts receivable associated with a vendor billing system upgrade, a significant increase in Additional Documentation Requests (“ADRs”) from CMS and processing delays with the Company’s Medicare intermediaries.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 53 days at March 31, 2012 and 48 days at December 31, 2011.

Accounts receivable attributable to major payer sources of reimbursement at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$226,098	$194,956	$26,848	$3,733	$561
Medicaid and Local Government	56,876	34,345	10,259	12,271	1
Commercial Insurance and Other	40,285	29,938	6,897	2,670	780
Self - Pay	2,338	880	500	783	175

Gross Accounts Receivable	$325,597	$260,119	$44,504	$19,457	$1,517

	December 31, 2011
	Total	0- 90 days	91- 180 days	181 - 365 days	Over 1 year
Medicare	$217,028	$191,366	$20,638	$4,363	$661
Medicaid and Local Government	46,553	32,576	10,515	3,418	44
Commercial Insurance and Other	36,454	27,230	5,814	2,484	926
Self - Pay	2,116	699	699	563	155

Gross Accounts Receivable	$302,151	$251,871	$37,666	$10,828	$1,786

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	First Quarter Ended
	2012			2011
	Home			Home
	Health	Hospice	Total	Health	Hospice	Total
Medicare	80%	93%	86%	79%	93%	85%
Medicaid and Local Government	5	4	4	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	8	—	5	7	—	4
Other	7	3	5	9	3	6

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During the first quarter of 2012 and 2011, approximately 23 percent and 22 percent, respectively, of the Company’s episodic revenue was generated in designated rural areas.

On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.40 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreases the base rate for an episode of service by 2.39 percent to $2,139. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes have negatively impacted the Company’s net revenue per episode in the first quarter of 2012 in addition to the base rate decrease. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32 percent change in case-mix adjustment.

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

Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In May 2011, CMS announced the cap amount for the 2011 cap year of $24,528 per beneficiary, which was from November 1, 2010 through October 31, 2011. The Medicare cap amount for the 2012 cap year has not yet been announced.

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

Credit Arrangements

As of March 31, 2012, the Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (which was reduced from $125 million on March 6, 2012) (collectively, the “Credit Agreement”) and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”) in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and to provide reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of March 31, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $41.8 million at both March 31, 2012 and December 31, 2011. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $68.2 million.

As of March 31, 2012, the mandatory aggregate principal payments of long-term debt are $2.9 million in 2012, $25.0 million in both 2013 and 2014, $93.8 million in 2015, $466.4 million in 2016, all under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at March 31, 2012 and 6.9 percent per annum at December 31, 2011.

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

	Amended Applicable Rate		Previous Applicable Rate
Consolidated	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
Leverage Ratio	Term A Facility	Term A Facility	Term A Facility	Term A Facility
≥ 3.0:1	3.25%	2.25%	5.00%	4.00%
≥ 2.0:1 and < 3.0:1	3.00%	2.00%	4.50%	3.50%
< 2.0:1	2.75%	1.75%	4.00%	3.00%

The Company may select interest periods of one, two, three or six months for Eurodollar rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. From March 9, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Giving effect to Amendment No. 3, subsequent to March 6, 2012, the interest rate on Term Loan A borrowings was 6.25 percent and on Term Loan B borrowings was 6.50 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.

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

Debt Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, after giving effect to Amendment No. 3, the Credit Agreement requires the Company to maintain no more than a maximum consolidated leverage ratio as shown in the second table below and no less than a minimum cash interest coverage ratio of 2.00 to 1.00 through June 30, 2013, 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and 2.00 to 1.00 thereafter and also contains certain customary affirmative covenants and events of default. The previously required ratio was 2.25 to 1.00 for all periods.

On November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.75 to 1.00. As of March 31, 2012, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

Maximum Consolidated
For the period	Leverage Ratio
August 17, 2010 to September 30, 2011	≤4.75:1
October 1, 2011 to September 30, 2012	≤4.50:1
October 1, 2012 to September 30, 2013	≤3.75:1
Thereafter	≤3.00:1

On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement, which provided, among other things, for (i) an increase by 175 basis points per annum of the interest rates applicable to each of outstanding Term Loan A loans and Term Loan B loans, (ii) an increase in the Company’s permitted maximum consolidated leverage ratio as set forth in the table below, (iii) an amendment to the consolidated interest coverage ratio (and corresponding definitions) to provide that consolidated interest charges included in such calculation are such charges paid in cash (as compared with the previous covenant that included non-cash interest charges), along with a decrease in the Company’s permitted minimum consolidated cash interest coverage ratio to (a) 2.00 to 1.00 through June 30, 2013, (b) 1.75 to 1.00 from September 30, 2013 through June 30, 2014 and (c) 2.00 to 1.00 thereafter, (iv) amendments to the definition of “Consolidated EBITDA,” which include the ability to add-back certain costs associated with the Company’s cost realignment and operating losses associated with certain facilities and branches closed or sold by the Company during the fourth quarter of 2011 and during 2012 and an increase in the add-back for litigation settlement costs, (v) an addition of a mechanism for the Company to make discounted prepayments of Term Loan A loans and Term Loan B loans pursuant to Dutch auction procedures, and (vi) a reduction of the revolving credit facility from $125 million to $110 million. As a condition to effectiveness of Amendment No. 3, the Company paid $50 million of the outstanding term loans under the Credit Agreement, applied ratably between the Term Loan A facility and the Term Loan B facility. The Company also paid certain fees in connection with Amendment No. 3, including a consent fee to each lender approving Amendment No. 3 in an amount equal to 0.50% of its respective term loans and revolving credit commitments. In connection with Amendment No. 3, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs (including the $0.8 million associated with the revolving credit facility) have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate.

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Maximum Consolidated
Four Fiscal Quarters Ending	Leverage Ratio
March 31, 2012 to September 30, 2014	≤6.25:1
Each fiscal quarter thereafter	≤5.75:1

The previously required ratio was (i) 4.50 to 1.00 through September 30, 2012, (ii) 3.75 to 1.00 from December 31, 2012 through September 30, 2013 and (iii) 3.00 to 1.00 thereafter.

As of March 31, 2012, the Company’s consolidated leverage ratio was 4.4x and the Company’s interest coverage ratio was 3.0x.

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

Capital Expenditures

The Company’s capital expenditures for the three months ended March 31, 2012 were $3.8 million as compared to $3.3 million for the three months ended March 31, 2011. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $22 million and $24 million for 2012. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $72.8 million as of March 31, 2012, including operating funds of approximately $5.4 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had outstanding borrowings of $938.1 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at March 31, 2012 are as follows (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt obligations:
Term loan repayments	$613,125	$9,193	$50,000	$553,932	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	403,761	77,474	150,886	119,339	56,062
Capital lease obligations	129	121	8	—	—
Operating lease obligations	132,291	42,855	58,229	22,699	8,508

Total	$1,474,306	$129,643	$259,123	$695,970	$389,570

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At March 31, 2012, the weighted average cash interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.

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

The Company had total letters of credit outstanding of approximately $41.8 million at both March 31, 2012 and December 31, 2011. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at both March 31, 2012 and December 31, 2011.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of March 31, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $613.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.1 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee (5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)

4.5	Form of 11.5% Senior Note (6)

10.1	Form of Notice and Agreement covering certain performance cash awards under Company’s 2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (7)+

10.2	Third Amendment, dated as of March 6, 2012, to Senior Secured Credit Agreement, dated August 17, 2010, among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (8)

10.3	Reaffirmation Agreement, dated as of March 6, 2012, executed in connection with Third Amendment to Credit Agreement. (8)

10.4	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators.*

10.5	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.

(8)	Incorporated herein by reference to Form 8-K of Company dated and filed March 6, 2012.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 9, 2012	/s/ Tony Strange
Tony Strange
Chairman, Chief Executive Officer and President

Date: May 9, 2012	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)

4.3	Indenture, dated as of September 25, 2007, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York), a New York banking corporation, as Trustee (5)

4.4	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)

4.5	Form of 11.5% Senior Note (6)

10.1	Form of Notice and Agreement covering certain performance cash awards under Company’s 2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (7)+

10.2	Third Amendment, dated as of March 6, 2012, to Senior Secured Credit Agreement, dated August 17, 2010, among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (8)

10.3	Reaffirmation Agreement, dated as of March 6, 2012, executed in connection with Third Amendment to Credit Agreement. (8)

10.4	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators.*

10.5	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to the Registration Statement of Company on Form S-3 dated September 25, 2007 (File No. 333-146297).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.

(8)	Incorporated herein by reference to Form 8-K of Company dated and filed March 6, 2012.
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement