Form 10-Q
period 2012-06-30
GENTIVA HEALTH SERVICES INC
filed 2012-08-08
CIK 1096142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, as of July 27, 2012, was 30,566,762.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$155,278	$164,912
Accounts receivable, less allowance for doubtful accounts of $12,807 and $11,562 at June 30, 2012 and December 31, 2011, respectively	260,031	290,589
Deferred tax assets, net	17,214	26,451
Prepaid expenses and other current assets	46,402	38,379

Total current assets	478,925	520,331

Note receivable from CareCentrix	25,000	25,000
Fixed assets, net	44,374	46,246
Intangible assets, net	208,210	214,874
Goodwill	641,669	641,669
Other assets	80,843	82,208

Total assets	$1,479,021	$1,530,328

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,443	$14,903
Accounts payable	13,008	12,613
Payroll and related taxes	37,964	42,027
Deferred revenue	38,516	34,114
Medicare liabilities	25,703	23,066
Obligations under insurance programs	52,926	54,976
Accrued nursing home costs	22,706	24,223
Other accrued expenses	62,293	89,270

Total current liabilities	268,559	295,192

Long-term debt	922,682	973,222
Deferred tax liabilities, net	33,167	32,498
Other liabilities	34,355	26,885

Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 31,694,922 and 31,435,264 shares at June 30, 2012 and December 31, 2011, respectively	3,169	3,144
Additional paid-in capital	392,860	387,803
Treasury stock, 1,260,879 and 655,802 shares at June 30, 2012 and December 31, 2011, respectively	(17,852)	(12,878)
Accumulated deficit	(159,382)	(178,131)

Total Gentiva shareholders’ equity	218,795	199,938
Noncontrolling interests	1,463	2,593

Total equity	220,258	202,531

Total liabilities and equity	$1,479,021	$1,530,328

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues	$427,691	$448,712	$863,343	$899,821
Cost of services sold	222,737	234,151	455,598	464,907

Gross profit	204,954	214,561	407,745	434,914
Selling, general and administrative expenses	(163,928)	(191,638)	(337,635)	(364,371)
Gain on sale of businesses	5,447	—	5,447	—
Dividend income	—	4,613	—	4,613
Interest income	697	639	1,358	1,304
Interest expense and other	(23,352)	(21,425)	(45,515)	(48,973)

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	23,818	6,750	31,400	27,487
Income tax expense	(9,646)	(2,412)	(12,175)	(10,531)
Equity in net earnings of CareCentrix	—	336	—	890

Income from continuing operations	14,172	4,674	19,225	17,846
Discontinued operations, net of tax	—	666	—	1,113

Net income	14,172	5,340	19,225	18,959
Less: Net income attributable to noncontrolling interests	(263)	(151)	(476)	(318)

Net income attributable to Gentiva shareholders	$13,909	$5,189	$18,749	$18,641

Comprehensive income	$14,172	$5,340	$19,225	$18,481

Basic earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.46	$0.15	$0.61	$0.58
Discontinued operations, net of tax	—	0.02	—	0.04

Net income attributable to Gentiva shareholders	$0.46	$0.17	$0.61	$0.62

Weighted average shares outstanding	30,338	30,293	30,532	30,210

Diluted earnings per common share:
Income from continuing operations attributable to Gentiva shareholders	$0.46	$0.15	$0.61	$0.57
Discontinued operations, net of tax	—	0.02	—	0.04

Net income attributable to Gentiva shareholders	$0.46	$0.17	$0.61	$0.61

Weighted average shares outstanding	30,446	30,846	30,632	30,809

Amounts attributable to Gentiva shareholders:
Income from continuing operations	$13,909	$4,523	$18,749	$17,528
Discontinued operations, net of tax	—	666	—	1,113

Net income	$13,909	$5,189	$18,749	$18,641

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES:
Net income	$19,225	$18,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,722	15,120
Amortization and write-off of debt issuance costs	7,020	9,654
Provision for doubtful accounts	3,746	4,525
Equity-based compensation expense	3,442	3,966
Windfall tax benefits associated with equity-based compensation	—	(194)
Gain on sale of businesses	(5,447)	—
Equity in net earnings of CareCentrix	—	(890)
Deferred income tax expense (benefit)	9,906	(54)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	26,251	(496)
Prepaid expenses and other current assets	(7,524)	6,253
Accounts payable	395	(4,124)
Payroll and related taxes	(4,063)	(3,454)
Deferred revenue	4,402	1,099
Medicare liabilities	2,723	(13,606)
Obligations under insurance programs	(2,050)	(7,760)
Accrued nursing home costs	(1,517)	(3,800)
Other accrued expenses	(28,204)	(5,563)
Other, net	6,117	242

Net cash provided by operating activities	49,144	19,877

INVESTING ACTIVITIES:
Purchase of fixed assets	(6,941)	(8,717)
Proceeds from sale of businesses, net of cash transferred	6,090	13,581
Acquisition of businesses, net of cash acquired	—	(320)

Net cash (used in) provided by investing activities	(851)	4,544

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,640	6,235
Windfall tax benefits associated with equity-based compensation	—	194
Repayment of long-term debt	(50,000)	(23,438)
Repurchase of common stock	(4,974)	—
Debt issuance costs	(4,125)	(13,457)
Repayment of capital lease obligations	(73)	(145)
Other	(395)	(413)

Net cash used in financing activities	(57,927)	(31,024)

Net change in cash and cash equivalents	(9,634)	(6,603)
Cash and cash equivalents at beginning of period	164,912	104,752

Cash and cash equivalents at end of period	$155,278	$98,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$38,402	$41,577
Income taxes paid	$4,014	$6,676

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

Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.

During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the second quarter and first six months of 2012 and established a receivable of approximately $0.5 million.

Effective October 14, 2011, the Company sold its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements for the three and six months ended June 30, 2011. See Note 3 for additional information.

Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business. The financial results of the Rehab Without Walls® business are presented as discontinued operations in the Company’s consolidated financial statements for the three and six months ended June 30, 2011. See Note 3 for additional information.

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

In addition, the Company has completed various other transactions that have impacted the Company’s results of operations and financial condition and are reflected therein as further described in Note 3.

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

The Company had operating funds of approximately $6.4 million and $5.0 million at June 30, 2012 and December 31, 2011, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.

Investments

At both June 30, 2012 and December 31, 2011, the Company had no remaining ownership interest in CareCentrix Holdings Inc. During the second quarter of 2011, the Company exchanged 135,870 shares of class A preferred stock of CareCentrix Holdings Inc.

for shares of class A common stock of CareCentrix Holdings Inc. The Company then sold such shares of class A common stock to a new investor in CareCentrix. The Company received $18.2 million of which $4.6 million represented accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company’s consolidated statements of comprehensive income.

At June 30, 2012 and December 31, 2011, the Company had assets of $27.9 million and $26.3 million, respectively, held in a Rabbi Trust for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs

The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of June 30, 2012 and December 31, 2011, the Company had unamortized debt issuance costs of $50.8 million and $53.7 million, respectively, recorded in other assets in the Company’s consolidated balance sheets. During the first six months of 2012, the Company incurred incremental debt issuance costs of approximately $5.3 million in connection with an amendment to the Company’s Term Loan A, Term Loan B and revolving credit facilities. Approximately $4.1 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate methodology. In addition, the Company wrote off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense in the Company’s consolidated statement of comprehensive income, associated with the reduction in the revolving credit facility.

During the first six months of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s credit agreement. See Note 10 for additional information.

Fixed Assets

Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of June 30, 2012 and December 31, 2011, fixed assets, net were $44.4 million and $46.2 million, respectively.

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

During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The Company recorded a non-cash charge to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. See Note 8 for additional information.

The Company also completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company’s operating units as of December 31, 2011, which indicated that there was no additional impairment.

Obligations Under Self Insurance Programs

As of June 30, 2012 and December 31, 2011, the Company’s obligations under insurance programs were $52.9 million and $55.0 million, respectively. The decrease is primarily attributable to favorable claim trends and the timing of payments.

Workers’ compensation and professional and general liability expenses were $2.9 million and $7.6 million for the second quarter and first six months of 2012, respectively, as compared to $2.1 million and $6.3 million for the corresponding periods of 2011. Employee health and welfare expenses were $22.5 million and $46.1 million for the second quarter and first six months of 2012, respectively, as compared to $24.4 million and $44.7 million for the corresponding periods of 2011.

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

Note 3.	Acquisitions and Dispositions

Acquisitions

Odyssey Healthcare of Augusta, LLC

Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey Healthcare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.

Dispositions

Gentiva Consulting, Louisiana Home Health and Hospice Dispositions

Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.

During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first six months of 2012 and established a receivable of approximately $0.5 million.

In connection with the sales, the Company recorded a gain on sale of businesses in the Company’s consolidated statements of comprehensive income of approximately $5.4 million for the second quarter and first six months of 2012.

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

Homemaker Services Agency and Rehab Without Walls® Dispositions

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first six months of 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions and received such funds in July 2012.

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

Net revenues and operating results for the second quarter and first six months of 2011 for the homemaker services agency business in Illinois and the Rehab Without Walls®® HME and IV businesses (in thousands):

	Second Quarter 2011	First Six Months 2011

Net revenues	$8,231	$15,937

Gain before income taxes	$1,105	$1,846
Income tax expense	(439)	(733)

Discontinued operations, net of tax	$666	$1,113

Note 4.	Fair Value of Financial Instruments

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value

The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,045	$—	$—	$54,045	$54,006	$—	$—	$54,006
Rabbi Trust:
Mutual funds	21,891	—	—	21,891	25,626	—	—	25,626
Money market funds	6,006	—	—	6,006	697	—	—	697

Total assets	$81,942	$—	$—	$81,942	$80,329	$—	$—	$80,329

Liabilities:
Payables to plan participants	$27,897	$—	$—	$27,897	$26,323	$—	$—	$26,323

Assets held in the Rabbi Trust are held for the benefit of participants of the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011.

Other Financial Instruments

The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,900	$25,000	$26,600

Liabilities:
Long-term obligations	$938,125	$849,705	$988,125	$863,313

The estimated fair value of the note receivable from CareCentrix was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note’s annual income stream plus (ii) the return of the invested principal using a maturity date of March 19, 2017, after considering assumptions relating to risk factors and economic conditions. See Note 6 for additional information.

In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Cash Flow Hedge

The Company may utilize derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one-year interest cap with a notional value of $220.0 million and (ii) until March 9, 2011, two-year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two-year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income in 2011. The Company’s interest rate cap expired in November 2011. The Company held no derivative instruments as of June 30, 2012 or December 31, 2011.

Note 5.	Net Revenues and Accounts Receivable

Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	Second Quarter			First Six Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Medicare:
Home Health	$186.1	$199.8	(6.8%)	$376.8	$401.4	(6.1%)
Hospice	179.6	180.0	(0.2%)	361.5	361.0	0.2%

Total Medicare	365.7	379.8	(3.7%)	738.3	762.4	(3.2%)
Medicaid and Local Government	18.3	21.0	(13.1%)	37.7	41.9	(10.1%)
Commercial Insurance and Other:
Paid at episodic rates	21.3	20.0	6.5%	41.3	38.7	6.6%
Other	22.4	27.9	(19.8%)	46.0	56.8	(18.9%)

Total Commercial Insurance and Other	43.7	47.9	(8.8%)	87.3	95.5	(8.6%)

Total net revenues	$427.7	$448.7	(4.7%)	$863.3	$899.8	(4.1%)

For the second quarter and first six months of 2012, the Company recorded hospice Medicare cap expense of $1.1 million and $3.2 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the second quarter and first six months of 2011, the Company recorded hospice Medicare cap expense of $1.1 million and $1.7 million, respectively. The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during the twelve month cap period that ends annually on October 31 cannot exceed the aggregate Medicare payment cap calculated for the related twelve month period. As of June 30, 2012 and December 31, 2011, the Company had Medicare cap liabilities of $18.8 million and $15.6 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 30, 2012	December 31, 2011
Medicare	$193,707	$217,028
Medicaid and Local Government	40,116	46,553
Commercial Insurance and Other	39,015	38,570

Gross Accounts Receivable	272,838	302,151
Less: Allowance for doubtful accounts	(12,807)	(11,562)

Net Accounts Receivable	$260,031	$290,589

The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.1 million as of both June 30, 2012 and December 31, 2011.

The Company’s only financing receivable is the note receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of June 30, 2012 and December 31, 2011, the Company had no allowances for credit losses.

Note 6.	Note Receivable from and Investment in CareCentrix

The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings, the maturity date of the note was extended to the earlier of March 19, 2017, which is five and one-half years from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.3 million for the second quarter and first six months of both 2012 and 2011, respectively.

During 2011, the Company sold its equity investment in CareCentrix Holdings. The Company recognized $0.3 million and $0.9 million of equity in the net earnings of CareCentrix for the second quarter and first six months of 2011, respectively.

Note 7.	Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements

The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $5.4 million for the first six months of 2012 and $21.2 million and $25.0 million for the second quarter and first six months of 2011, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.

Cost Savings Initiatives and Other Restructuring Costs

During the last half of 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment the Company was facing. As a result of this effort, the Company closed or divested of 34 home health branches and 9 hospice branches during the fourth quarter of 2011 and 4 home health branches in the first quarter of 2012, and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.5 million and $1.3 million in the second quarter and first six months of 2012, respectively, related to severance costs, facility lease and other costs.

During the second quarter and first six months of 2011, the Company recorded charges of $0.5 million and $1.8 million, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility lease and other costs. These charges included non-cash charges of approximately $0.4 million, recorded in the second quarter of 2011, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers.

Acquisition and Integration Activities

The Company recorded positive adjustments of $0.5 million and $0.9 million for the second quarter and the first six months of 2012, respectively, related to acquisition and integration activities. During the second quarter and first six months of 2011, the Company recorded charges of $2.2 million and $4.7 million, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, severance costs and facility lease costs.

Legal Settlements

During the first six months of 2012, the Company recorded legal settlements of $5.0 million related to certain of the wage and hour litigation and paid approximately $26.0 million in settlement with the United States regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. See Note 13 for additional information.

During the first six months of 2011, the Company recorded charges of $18.5 million related to discussions of potential legal settlements associated with the continuous care investigation assumed in connection with the Odyssey transaction. See Note 13 for additional information.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total

Ending balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377

Charge in first quarter 2011	1,259	2,506	—	3,765
Cash expenditures	(1,490)	(2,346)	—	(3,836)

Ending balance at March 31, 2011	2,662	4,144	12,500	19,306

Charge in second quarter 2011	504	2,242	18,500	21,246
Cash expenditures	(788)	(2,198)	(12,500)	(15,486)
Non-cash expenditures	(407)	—	—	(407)

Ending balance at June 30, 2011	$1,971	$4,188	$18,500	$24,659

Ending balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379

Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)

Ending balance at March 31, 2012	6,005	2,328	5,000	13,333

Charge in second quarter 2012	542	(517)	—	25
Cash expenditures	(2,462)	(421)	(5,000)	(7,883)
Non-cash expenditures	(114)	—	—	(114)

Ending balance at June 30, 2012	$3,971	$1,390	$—	$5,361

The balance of unpaid charges relating to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements approximated $5.4 million at June 30, 2012 and $38.4 million at December 31, 2011, which were included in other accrued expenses in the Company’s consolidated balance sheets.

Note 8.	Identifiable Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012			December 31, 2011			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:

Covenants not to compete	$1,473	$15,675	$17,148	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,423)	(12,369)	(13,792)	(1,411)	(9,144)	(10,555)

Net covenants not to compete	50	3,306	3,356	62	6,531	6,593

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(16,478)	(344)	(16,822)	(15,304)	(299)	(15,603)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)

Net customer relationships	10,691	566	11,257	11,865	611	12,476

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(11,369)	(3,188)	(14,557)	(10,522)	(2,346)	(12,868)
accumulated impairment losses	(411)	—	(411)	(411)	—	(411)

Net tradenames	6,435	13,542	19,977	7,282	14,384	21,666

Subtotal	17,176	17,414	34,590	19,209	21,526	40,735

Indefinite-lived intangible assets:
Medicare licenses and certificates of need	220,285	98,526	318,811	220,285	98,526	318,811	Indefinite
Less: accumulated impairment losses	(144,672)	(519)	(145,191)	(144,672)	—	(144,672)

Net medicare licenses and certificates of need	75,613	98,007	173,620	75,613	98,526	174,139

Total identifiable intangible assets	$92,789	$115,421	$208,210	$94,822	$120,052	$214,874

During the second quarter of 2012, the Company recorded a charge of approximately $0.5 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana, which is recorded in gain on sale of businesses in the Company’s consolidated statements of comprehensive income for the three month and six month periods ended June 30, 2012. The Company recorded amortization expense of approximately $3.1 million and $6.2 million for the second quarter and first six months of 2012, respectively, and $3.3 million and $6.5 million for the second quarter and first six months of 2011, respectively. The estimated amortization expense for the remainder of 2012 is $4.7 million and for each of the next five succeeding years approximates $7.4 million for 2013, $5.7 million for 2014, $5.6 million for 2015, $3.4 million for 2016, and $2.9 million for 2017.

The gross carrying amount of goodwill as of June 30, 2012 and December 31, 2011 and activity during the first six months of 2012 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill adjustment	2,379	11,261	13,640
Accumulated impairment losses	(263,370)	(193,667)	(457,037)

Balance at December 31, 2011	$3,688	$637,981	$641,669
Goodwill acquired during 2012	—	—	—

Balance at June 30, 2012	$3,688	$637,981	$641,669

During 2011, the Company reclassified deferred tax assets of $13.6 million associated with the classification of deductible intangible assets and goodwill related to a 2006 acquisition. The impact of this reclassification was an increase in goodwill in the Home Health and Hospice segments of $2.4 million and $11.2 million, respectively, and a decrease in non-current deferred tax assets of $13.6 million.

Note 9.	Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income attributable to Gentiva shareholders	$13,909	$5,189	$18,749	$18,641

Basic weighted average common shares outstanding	30,338	30,293	30,532	30,210

Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	108	553	100	599

Diluted weighted average common shares outstanding	30,446	30,846	30,632	30,809

Basic earnings per common share
Net income attributable to Gentiva shareholders	$0.46	$0.17	$0.61	$0.62

Diluted earnings per common share:
Net income attributable to Gentiva shareholders	$0.46	$0.17	$0.61	$0.61

For the second quarter and first six months of 2012, approximately 2.9 million and 3.0 million stock options and restricted stock awards, respectively, were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For both the second quarter and first six months of 2011, approximately 1.1 million stock options were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 10.	Long-Term Debt

Credit Arrangements

At June 30, 2012, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of June 30, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Credit Agreement:
Term Loan A, maturing August 17, 2015	$146,693	$158,653
Term Loan B, maturing August 17, 2016	466,432	504,472
11.5% Senior Notes due 2018	325,000	325,000

Total debt	938,125	988,125
Less: current portion of long-term debt	(15,443)	(14,903)

Total long-term debt	$922,682	$973,222

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”) in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of June 30, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the first six months of

2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million and $41.8 million at June 30, 2012 and December 31, 2011, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.

As of June 30, 2012, the mandatory aggregate principal payments of long-term debt were $2.9 million in 2012, $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at June 30, 2012 and 6.9 percent per annum at December 31, 2011.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. Pursuant to Amendment No. 3, the Company made a prepayment of $12.0 million on its Term Loan A facility in the first quarter of 2012. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. Pursuant to Amendment No. 3, the Company made a prepayment of $38.0 million on its Term Loan B facility in the first quarter of 2012. As a result of the prepayment, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

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

	Previous Applicable Rate		Amended Applicable Rate
Consolidated Leverage Ratio	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Loans	Eurodollar Rate Loans and Letter of Credit Fees	Base Rate Term A Loans	Base Rate Term B Loans
> 3.0:1	5.00%	4.00%	3.25%	2.25%	2.25%
> 2.0:1 and < 3.0:1	4.50%	3.50%	3.00%	2.00%	2.00%
< 2.0:1	4.00%	3.00%	2.75%	1.75%	1.75%

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

Prior to Amendment No. 1, the Credit Agreement included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding), including the Senior Notes, for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one-year interest rate cap with a notional value of $220.0 million and (ii) two-year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with Amendment No. 1, the Company terminated the two-year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the six months ended June 30, 2011.

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

In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the six months ended June 30, 2011.

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

On November 28, 2011, the Company entered into Amendment No. 2, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.75 to 1.00. As of June 30, 2012, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	≤ 4.75:1
October 1, 2011 to September 30, 2012	≤ 4.50:1
October 1, 2012 to September 30, 2013	≤ 3.75:1
Thereafter	≤ 3.00:1

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

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2012 to September 30, 2014	≤ 6.25:1
Each fiscal quarter thereafter	≤ 5.75:1

As of June 30, 2012, the Company’s consolidated leverage ratio was 4.8x and the Company’s interest coverage ratio was 2.7x.

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

Other

The Company has equipment capitalized under capital lease obligations. At June 30, 2012 and December 31, 2011, the Company had no obligations under long-term capital leases. The current portion of obligations under capital leases was $0.1 million at both June 30, 2012 and December 31, 2011, respectively, and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

Note 11.	Equity

Changes in equity for the six months ended June 30, 2012 and 2011 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in	Retained Earnings Accumulated	Accumulated Other Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232

Comprehensive income:
Net income	—	—	—	18,641	—	—	318	18,959
Changes in fair value of interest rate swaps	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swaps	—	—	—	—	290	—	—	290

Total comprehensive income	—	—	—	18,641	(478)	—	318	18,481

Income tax benefits associated with the exercise of non-qualified stock options	—	—	259	—	—	—	—	259
Equity-based compensation expense	—	—	4,361	—	—	—	—	4,361
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	420,593	42	6,204	—	—	—	—	6,246
Purchase of non-controlling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(478)	(478)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)

Balance at June 30, 2011	31,219,684	$3,122	$382,578	$291,035	$—	$(12,878)	$2,530	$666,387

Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$—	$(12,878)	$2,593	$202,531

Comprehensive income:
Net income	—	—	—	18,749	—	—	476	19,225

Total comprehensive income	—	—	—	18,749	—	—	476	19,225

Equity-based compensation expense	—	—	3,442	—	—	—	—	3,442
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	259,658	25	1,615	—	—	—	—	1,640
Purchase of non-controlling interest	—	—	—	—	—	—	(1,111)	(1,111)
Distribution to partnership interests	—	—	—	—	—	—	(495)	(495)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	—	(4,974)	—	(4,974)

Balance at June 30, 2012	31,694,922	$3,169	$392,860	$(159,382)	$—	$(17,852)	$1,463	$220,258

Comprehensive income amounted to $14.2 million and $19.2 million for the second quarter and first six months of 2012, respectively, and $5.3 million and $18.5 million for the second quarter and first six months of 2011, respectively. The amounts reflected in accumulated other comprehensive income (loss) for the six months ended June 30, 2011 are reflected net of tax of approximately $0.4 million.

On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of the Company’s outstanding common stock (the “2005 Repurchase Program”). In addition, on March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the three months ended June 30, 2012, the Company repurchased 605,777 shares of its common stock at an average cost of $8.22 per share and a total cost of approximately $5.0 million. Due to these repurchases, as of June 30, 2012, the Company had no remaining shares authorized under the 2005 Repurchase Program and remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.

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

Note 12.	Equity-Based Compensation Plans

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

For both the second quarter and first six months of 2012, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.8 million and $3.4 million, respectively, as compared to $2.3 million and $4.0 million for the corresponding periods of 2011, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income. During the second quarter of 2011, the Company recorded non-cash compensation expense of approximately $0.4 million associated with modifications of stock options for a former executive, which is reflected as selling, general and administrative expense in the consolidated statements of comprehensive income and is categorized as restructuring costs. See Note 7.

Stock Options

The weighted average fair values of the Company’s stock options granted during the first six months of 2012 and 2011 calculated using the Black-Scholes option pricing model and other assumptions, were as follows.

	Six Months Ended
	June 30, 2012	June 30, 2011
Weighted average fair value of options granted	$8.33	$11.30
Risk-free interest rate	0.77% - 0.95%	2.15%
Expected volatility	64%	44%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	4.5 -6.5 years
Expected dividend yield	0%	0%

Stock option grants in 2011 and 2012 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2006 through 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of June 30, 2012 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	4,228,907	$15.59

Granted	36,000	8.46

Exercised	—	—

Cancelled	(306,461)	12.86

Balance as of June 30, 2012	3,958,446	$15.74	5.4	$1,936,380

Exercisable options	2,156,077	$20.13	4.6	$—

There were no options exercised during the six months ended June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $1.9 million. As of June 30, 2012, the Company had $3.9 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options that vested during the first six months of 2012 was $3.4 million.

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

A summary of Gentiva performance share unit activity as of June 30, 2012 is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price
Balance as of December 31, 2011	125,800	$26.33

Granted	—	—

Vested	—	—

Cancelled	(3,200)	26.74

Balance as of June 30, 2012	122,600	$26.32

These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of June 30, 2012 and 2011, the Company had $1.4 million and $2.5 million, respectively, of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years and 2.1 years, respectively.

Restricted Stock

A summary of Gentiva restricted stock activity as of June 30, 2012 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2011	377,750	$25.30

Granted	—	—

Exercised	—	—

Cancelled	(7,500)	26.55

Balance as of June 30, 2012	370,250	$25.27	$2,565,833

The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.

As of June 30, 2012, the aggregate intrinsic value of the restricted stock awards was $2.6 million. The Company had $5.6 million and $7.6 million of total unrecognized compensation cost related to restricted stock as of June 30, 2012 and 2011, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.8 years and 3.5 years, respectively.

Directors Deferred Share Units

Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. In May of 2012, the Company’s shareholders approved increasing the aggregate number of shares of common stock available for issuance under the plan by 350,000 shares; therefore, the total number of shares of common stock reserved for issuance under this plan is 650,000, of which 314,608 shares were available for future grants as of June 30, 2012. During the first six months of 2012, the

Company granted 37,287 stock units under the DSU Plan at a grant date weighted-average fair value of $6.03 per stock unit. Prior to the increase in the aggregate shares available for issuance in May of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first six months of 2012. Under the DSU Plan, 225,005 stock units were outstanding as of June 30, 2012.

Employee Stock Purchase Plan

The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first six months of 2012, the Company issued 259,448 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

On May 10, 2012, the shareholders of the Company authorized an additional 1,800,000 shares of the Company’s stock for issuance under the ESPP Plan.

Note 13.	Legal Matters

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

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees allege wage and hour law violations. The former employees claim they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs have alleged continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery is scheduled to close on August 28, 2012, and a damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs continue to seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and two years under the North Carolina statute. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. The Company filed a motion for partial summary judgment on plaintiffs’ claims under the NCWHA on March 22, 2012. These motions have been briefed in full by both parties and are currently awaiting the Court’s decision. Plaintiffs also filed a motion for partial summary judgment with regard to the Company’s liability for plaintiffs’ FLSA claims on April 3, 2012. The Company moved for a continuance for its response to plaintiffs’ motion to provide time to obtain full discovery. On April 19, 2012, the Court denied plaintiffs’ motion with leave to re-file and granted the Company’s motion for continuance.

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

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleges wage and hour violations under the FLSA and California law. The complaint alleges that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleges that California employees were subject to violations of state laws requiring meal and rest breaks, accurate wage statements and timely payment of wages. The plaintiff seeks class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012. The parties have finalized the terms of a monetary settlement, and the Company has paid $5 million in escrow to settle all claims in the lawsuit, including the plaintiff’s attorney’s fees and costs. The settlement is subject to court approval.

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

Odyssey filed a motion to dismiss the complaint against it on March 23, 2012. That motion is fully briefed and is pending before the court. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Odyssey Merger Litigation

Three putative class action lawsuits were filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits named the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits were brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On October 8, 2010, the District Court consolidated the Hemminger and Pompano Beach actions and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding with plaintiffs reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees not exceed $675,000 to be made by plaintiffs. On February 17, 2012, the court preliminarily approved a settlement of the Pompano Beach, Hemminger and Hansen actions. The settlement became final following court approval at a final settlement hearing on May 18, 2012.

Federal Securities Class Action Litigation

Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which names Gentiva and certain current and former officers and directors as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleges, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint.

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

Shareholder Derivative Litigation

On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which names certain of Gentiva’s current and former directors as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. That motion is fully briefed and is now pending before the Cobb County court.

On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which names certain of Gentiva’s current and former directors and officers as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleges that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action. That motion is fully briefed and is pending before the court.

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

On May 5, 2008, Odyssey received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. Based on the information that Odyssey has at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.

On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, Inc., and Gentiva Healthcare Services, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. The court lifted the stay on July 23, 2012 following the court entry of an order ruling on the motion to dismiss in the first qui tam action. The Company anticipates that this second qui tam action will proceed in due course. VistaCare denies the allegations made in the second qui tam action and will vigorously defend against them. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.

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

On February 2, 2009, Odyssey received a subpoena from the OIG requesting certain documents related to Odyssey’s provision of continuous care services from January 1, 2004 through January 22, 2009. Odyssey subsequently received two additional subpoenas from the OIG requesting medical records for certain patients who had been provided continuous care services by Odyssey during the same time period. On February 15, 2012, Odyssey entered into a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG, regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. Pursuant to the settlement agreement Odyssey paid the United States $25 million.

Note 14.	Income Taxes

The Company recorded an income tax provision of $9.6 million and $12.2 million for the second quarter and first six months of 2012, respectively. The Company’s effective income tax rate for the first six months of 2012 was 38.8 percent. The rate for the first six months is lower than what is expected for the year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first six months of 2012. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.8 percent for the first six months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.1 percent) and other items (approximately 0.8 percent), partially offset by changes in tax reserves (approximately 2.1 percent).

The Company recorded an income tax provision of $2.4 million and $10.5 million for the second quarter and first six months of 2011, respectively. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.3 percent for the first six months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.6 percent) and other items (approximately 0.6 percent), partially offset by changes in tax reserves (approximately 1.9 percent)

Note 15.	Business Segment Information

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

In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and homemaker services business in Illinois are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 3 for additional information.

Hospice

The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 28 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. The Hospice segment also delivers services to its customers through focused specialty programs that include:

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

Segment net revenues by major payer source were as follows (in millions):

	Second Quarter
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$186.1	$179.6	$365.7	$199.8	$180.0	$379.8
Medicaid and Local Government	11.6	6.7	18.3	13.4	7.6	21.0
Commercial Insurance and Other:
Paid at episodic rates	21.3	—	21.3	20.0	—	20.0
Other	16.7	5.7	22.4	21.1	6.8	27.9

Total net revenues	$235.7	$192.0	$427.7	$254.3	$194.4	$448.7

	First Six Months
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$376.8	$361.5	$738.3	$401.4	$361.0	$762.4
Medicaid and Local Government	23.5	14.2	37.7	26.6	15.3	41.9
Commercial Insurance and Other:
Paid at episodic rates	41.3	—	41.3	38.7	—	38.7
Other	34.1	11.9	46.0	43.7	13.1	56.8

Total net revenues	$475.7	$387.6	$863.3	$510.4	$389.4	$899.8

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended June 30, 2012
Net revenue	$235,687		$192,004		$427,691

Operating contribution	$36,383	(1)	$35,146	(1)	$71,529

Corporate expenses					(23,211	)(1)
Depreciation and amortization					(7,292)
Gain on sale of businesses					5,447
Interest expense and other, net					(22,655)

Income from continuing operations before income taxes and equity in earnings of affiliate					$23,818

For the three months ended June 30, 2011
Net revenue	$254,343		$194,369		$448,712

Operating contribution	$34,828		$36,687		$71,515

Corporate expenses					(41,105	)(1)
Depreciation and amortization					(7,487)
Dividend income					4,613	(2)
Interest expense and other, net					(20,786)

Income from continuing operations before income taxes and equity in earnings of affiliate					$6,750

For the six months ended June 30, 2012
Net revenue	$475,651		$387,692		$863,343

Operating contribution	$62,259	(1)	$67,628	(1)	$129,887

Corporate expenses					(45,055	)(1)
Depreciation and amortization					(14,722)
Gain on sale of businesses					5,447
Interest expense and other, net					(44,157	)(3)

Income from continuing operations before income taxes and equity in earnings of affiliate					$31,400

Segment assets	$235,918		$873,878		$1,109,796

Corporate assets					369,225

Total assets					$1,479,021

For the six months ended June 30, 2011
Net revenue	$510,382		$389,439		$899,821

Operating contribution	$76,710	(1)	$72,824	(1)	$149,534

Corporate expenses					(63,910	)(1)
Depreciation and amortization					(15,081)
Dividend income					4,613	(2)
Interest expense and other, net					(47,669	)(3)

Income from continuing operations before income taxes and equity in earnings of affiliate					$27,487

Segment assets	$650,004		$1,052,487		$1,702,491

Corporate assets					388,102

Total assets					$2,090,593

(1)	For the first six months of 2012, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.4 million.

For the second quarter and first six months of 2011, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $21.2 million and $25.0 million, respectively. Of these amounts, $18.5 million related to legal settlements associated with the Odyssey acquisition.

The charges were reflected as follows for segment reporting purposes (dollars in millions):

	Second Quarter		Six Months
	2012	2011	2012	2011
Home Health	$(0.1)	$—	$5.7	$0.3
Hospice	0.3	—	0.1	0.7
Corporate expenses	(0.2)	21.2	(0.4)	24.0

Total	$—	$21.2	$5.4	$25.0

(2)	For both the second quarter and first six months of 2011, the Company recognized dividend income of $4.6 million as a result of the sale of a portion of the Company’s preferred equity in CareCentrix.
(3)	For the first six months of 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the first six months of 2011 included charges of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s credit agreement. See Note 10 for additional information.

Note 16.	Supplemental Guarantor and Non-Guarantor Financial Information

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

The following condensed consolidating financial statements include the balance sheets as of June 30, 2012 and December 31, 2011, statements of comprehensive income for the three months and six months ended June 30, 2012 and 2011 and statements of cash flows for the six months ended June 30, 2012 and 2011 of (i) Gentiva Health Services, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) its guarantor subsidiaries, (iii) its non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet

June 30, 2012

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$114,028	$—	$41,250	$—	$155,278
Receivables, net	—	257,909	21,467	(19,345)	260,031
Deferred tax assets, net	—	14,848	2,366	—	17,214
Prepaid expenses and other current assets	—	33,384	13,375	(357)	46,402

Total current assets	114,028	306,141	78,458	(19,702)	478,925
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	44,074	300	—	44,374
Intangible assets, net	—	208,110	100	—	208,210
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,042,892	28,384	—	(1,071,276)	—
Other assets	—	80,835	8	—	80,843

Total assets	$1,156,920	$1,328,149	$84,930	$(1,090,978)	$1,479,021

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,443	$—	$—	$—	$15,443
Accounts payable	—	31,274	1,079	(19,345)	13,008
Other current liabilities	—	186,477	53,988	(357)	240,108

Total current liabilities	15,443	217,751	55,067	(19,702)	268,559
Long-term debt	922,682	—	—	—	922,682
Deferred tax liabilities, net	—	33,167	—	—	33,167
Other liabilities	—	34,339	16	—	34,355

Total Gentiva shareholders’ equity	218,795	1,042,892	28,384	(1,071,276)	218,795
Noncontrolling interests	—	—	1,463	—	1,463

Total equity	218,795	1,042,892	29,847	(1,071,276)	220,258

Total liabilities and equity	$1,156,920	$1,328,149	$84,930	$(1,090,978)	$1,479,021

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$124,101	$—	$40,811	$—	$164,912
Receivables, net	—	283,552	18,168	(11,131)	290,589
Deferred tax assets, net	—	24,560	1,891	—	26,451
Prepaid expenses and other current assets	—	32,619	6,904	(1,144)	38,379

Total current assets	124,101	340,731	67,774	(12,275)	520,331
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,917	329	—	46,246
Intangible assets, net	—	214,774	100	—	214,874
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,063,962	25,173	—	(1,089,135)	—
Other assets	—	82,200	8	—	82,208

Total assets	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$—	$—	$—	$14,903
Accounts payable	—	22,913	831	(11,131)	12,613
Other current liabilities	—	223,165	45,655	(1,144)	267,676

Total current liabilities	14,903	246,078	46,486	(12,275)	295,192
Long-term debt	973,222	—	—	—	973,222
Deferred tax liabilities, net	—	32,498	—	—	32,498
Other liabilities		26,862	23		26,885

Total Gentiva shareholders’ equity	199,938	1,063,962	25,173	(1,089,135)	199,938
Noncontrolling interests	—	—	2,593	—	2,593

Total equity	199,938	1,063,962	27,766	(1,089,135)	202,531

Total liabilities and equity	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net revenues	$—	$416,774	$13,930	$(3,013)	$427,691
Cost of services sold	—	216,455	9,295	(3,013)	222,737

Gross profit	—	200,319	4,635	—	204,954
Selling, general and administrative expenses	—	(159,965)	(3,963)	—	(163,928)
Gain on sale of assets	—	5,447	—	—	5,447
Interest (expense) and other, net	(22,678)	—	23	—	(22,655)
Equity in earnings of subsidiaries	26,850	53	—	(26,903)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	4,172	45,854	695	(26,903)	23,818
Income tax benefit (expense)	9,737	(19,004)	(379)	—	(9,646)

Income from continuing operations	13,909	26,850	316	(26,903)	14,172
Discontinued operations, net of tax	—	—	—	—	—

Net income	13,909	26,850	316	(26,903)	14,172
Noncontrolling interests	—	—	(263)	—	(263)

Net income attributable to Gentiva shareholders	$13,909	$26,850	$53	$(26,903)	$13,909

Comprehensive income	$13,909	$26,850	$316	$(26,903)	$14,172

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net revenues	$—	$438,576	$12,827	$(2,691)	$448,712
Cost of services sold	—	232,800	4,042	(2,691)	234,151

Gross profit	—	205,776	8,785	—	214,561
Selling, general and administrative expenses	—	(187,809)	(3,829)	—	(191,638)
Dividend income		4,613	—		4,613
Interest (expense) and other, net	(20,799)	—	13	—	(20,786)
Equity in earnings of subsidiaries	18,001	3,435	—	(21,436)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	(2,798)	26,015	4,969	(21,436)	6,750
Income tax benefit (expense)	7,987	(8,851)	(1,548)	—	(2,412)
Equity in net earnings of CareCentrix	—	336	—	—	336

Income from continuing operations	5,189	17,500	3,421	(21,436)	4,674
Discontinued operations, net of tax	—	501	165	—	666

Net income	5,189	18,001	3,586	(21,436)	5,340
Noncontrolling interests	—	—	(151)	—	(151)

Net income attributable to Gentiva shareholders	$5,189	$18,001	$3,435	$(21,436)	$5,189

Comprehensive income	$5,189	$18,001	$3,586	$(21,436)	$5,340

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net revenues	$—	$840,201	$28,243	$(5,101)	$863,343
Cost of services sold	—	445,056	15,643	(5,101)	455,598

Gross profit	—	395,145	12,600	—	407,745
Selling, general and administrative expenses	—	(329,513)	(8,122)	—	(337,635)
Gain on sale of assets		5,447	—	—	5,447
Interest (expense) and other, net	(44,221)	—	64	—	(44,157)
Equity in earnings of subsidiaries	44,937	2,213	—	(47,150)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	716	73,292	4,542	(47,150)	31,400
Income tax benefit (expense)	18,033	(28,355)	(1,853)	—	(12,175)

Income from continuing operations	18,749	44,937	2,689	(47,150)	19,225
Discontinued operations, net of tax	—	—	—	—	—

Net income	18,749	44,937	2,689	(47,150)	19,225
Noncontrolling interests	—	—	(476)	—	(476)

Net income attributable to Gentiva shareholders	$18,749	$44,937	$2,213	$(47,150)	$18,749

Comprehensive income	$18,749	$44,937	$2,689	$(47,150)	$19,225

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net revenues	$—	$880,021	$25,502	$(5,702)	$899,821
Cost of services sold	—	460,447	10,162	(5,702)	464,907

Gross profit	—	419,574	15,340	—	434,914
Selling, general and administrative expenses	—	(357,185)	(7,186)	—	(364,371)
Dividend income	—	4,613	—	—	4,613
Interest (expense) and other, net	(47,699)	—	30	—	(47,669)
Equity in earnings of subsidiaries	48,024	5,726	—	(53,750)	—

Income from continuing operations before income taxes and equity in net earnings of CareCentrix	325	72,728	8,184	(53,750)	27,487
Income tax benefit (expense)	18,316	(26,421)	(2,426)	—	(10,531)
Equity in net earnings of CareCentrix	—	890	—	—	890

Income from continuing operations	18,641	47,197	5,758	(53,750)	17,846
Discontinued operations, net of tax	—	827	286	—	1,113

Net income	18,641	48,024	6,044	(53,750)	18,959
Noncontrolling interests	—	—	(318)	—	(318)

Net income attributable to Gentiva shareholders	$18,641	$48,024	$5,726	$(53,750)	$18,641

Comprehensive income	$18,163	$48,024	$6,044	$(53,750)	$18,481

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(20,697)	$65,807	$4,034	$—	$49,144

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(6,911)	(30)	—	(6,941)
Proceeds from sale of businesses	—	6,090	—	—	6,090

Net cash used in investing activities	—	(821)	(30)	—	(851)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,640	—	—	—	1,640
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Repayment of capital lease obligations	(73)	—	—	—	(73)
Other	3,198	(28)	(3,565)	—	(395)
Net payments related to intercompany financing	64,958	(64,958)	—	—	—

Net cash used in financing activities	10,624	(64,986)	(3,565)	—	(57,927)

Net change in cash and cash equivalents	(10,073)	—	439	—	(9,634)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912

Cash and cash equivalents at end of period	$114,028	$—	$41,250	$—	$155,278

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(15,957)	$35,192	$642	$—	$19,877

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(8,604)	(113)	—	(8,717)
Proceeds from sale of businesses	13,581	—	—	—	13,581
Acquisition of businesses	—	(320)	—	—	(320)

Net cash provided by (used in) investing activities	13,581	(8,924)	(113)	—	4,544

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,235	—	—	—	6,235
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(23,438)	—	—	—	(23,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(145)	—	—	—	(145)
Other	—	623	(1,036)	—	(413)
Net payments related to intercompany financing	26,891	(26,891)	—	—	—

Net cash (used in) provided by financing activities	(3,720)	(26,268)	(1,036)	—	(31,024)

Net change in cash and cash equivalents	(6,096)	—	(507)	—	(6,603)
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752

Cash and cash equivalents at end of period	$57,720	$—	$40,429	$—	$98,149

Note 17.	Subsequent Events

Advocate Hospice acquisition

Effective July 22, 2012, the Company acquired Advocate Hospice LLC in Danville, Indiana pursuant to an asset purchase agreement for consideration of approximately $5.5 million, which consideration also included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2 million is payable if certain earnout conditions are met. The acquisition enables the Company to expand its coverage in central and southern Indiana and to leverage its hospice and home health capabilities in the state.

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

The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that some provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, various states have addressed budget pressures by considering or implementing reductions in various healthcare programs, including reductions in rates or changes in patient eligibility requirements. The Company has also decided to reduce participation in certain Medicaid and other state and county programs. The commercial insurance industry is also continually seeking ways to control the cost of services to patients that it covers, one way being to require greater efficiencies from its providers, including home healthcare companies.

The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by more than 20,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution and third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; being the leader in growth in the local markets the Company serves; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing and leveraging technology to support the Company’s various initiatives; strengthening the Company’s balance sheet to support future growth; and educating our legislative and policymaking leaders on the value of the home health and hospice benefits to our nation’s seniors. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements, deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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

The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services and products provided to patients through the Company’s Rehab Without Walls® business, the Company’s homemaker agency business in Illinois and the Company’s HME and IV business. See Note 3 to the Company’s consolidated financial statements for additional information.

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

Hospice

The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 28 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. The Hospice segment also delivers services to its customers through focused specialty programs that include:

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

Dispositions

Gentiva Consulting Disposition

Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.

Louisiana Home Health and Hospice Dispositions

During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the second quarter and first six months of 2012 and established a receivable of approximately $0.5 million.

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

Homemaker Services Agency Disposition

Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first six months of 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions and received such funds in July 2012.

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

Results of Operations

The comparison of results of operations between 2012 and 2011 has been impacted significantly by the following items:

•

The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $5.4 million for the first six months of 2012 and $21.2 million and $25.0 million in the second quarter and first six months of 2011, respectively;

•	During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana.

During the fourth quarter of 2011, the Company closed 34 locations (25 home health and 9 hospice) and sold 9 home health branches as a result of a comprehensive review of its branch structure, support infrastructure and other significant expenditures in response to the challenging Medicare reimbursement rate environment. In addition, during the first quarter of 2012 the Company closed four additional home health branches.

The Company’s net revenues comparisons were negatively impacted by these branch sales and closures for the second quarter and first six months of 2012 by approximately $22 million and $41 million, respectively, as compared to the corresponding periods of 2011.

•

The Company recognized dividend income of approximately $4.6 million in the second quarter and first six months of 2011 representing a 12% cumulative preferred dividend received on the partial sale of the Company’s preferred stock investment in CareCentrix in April 2011.

Net Revenues

A summary of the Company’s net revenues by segment follows (in millions):

	Second Quarter			First Six Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Home Health	$235.7	$254.3	(7.3%)	$475.7	$510.4	(6.8%)
Hospice	192.0	194.4	(1.2%)	387.6	389.4	(0.5%)

Total net revenues	$427.7	$448.7	(4.7%)	$863.3	$899.8	(4.1%)

Net revenues by major payer source are as follows (in millions):

	Second Quarter
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$186.1	$179.6	$365.7	$199.8	$180.0	$379.8
Medicaid and Local Government	11.6	6.7	18.3	13.4	7.6	21.0
Commercial Insurance and Other:
Paid at episodic rates	21.3	—	21.3	20.0	—	20.0
Other	16.7	5.7	22.4	21.1	6.8	27.9

Total net revenues	$235.7	$192.0	$427.7	$254.3	$194.4	$448.7

	First Six Months
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$376.8	$361.5	$738.3	$401.4	$361.0	$762.4
Medicaid and Local Government	23.5	14.2	37.7	26.6	15.3	41.9
Commercial Insurance and Other:
Paid at episodic rates	41.3	—	41.3	38.7	—	38.7
Other	34.1	11.9	46.0	43.7	13.1	56.8

Total net revenues	$475.7	$387.6	$863.3	$510.4	$389.4	$899.8

For the second quarter of 2012 as compared to the second quarter of 2011, net revenues decreased by $21.0 million, or 4.7 percent, to $427.7 million from $448.7 million. For the first six months of 2012 as compared to the first six months of 2011, net revenues decreased by $36.5 million, or 4.1 percent, to $863.3 million from $899.8 million.

Home Health

Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2012 net revenues were $235.7 million, down $18.6 million, or 7.3 percent, from $254.3 million in the prior year period. For the first six months of 2012, net revenues were $475.7 million, down $34.7 million, or 6.8 percent, from $510.4 million in the prior year period. The decrease is primarily attributable to closed or divested branches, the net decrease in Medicare reimbursement rates and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.

A summary of the impact on net revenues from branches that were closed or divested for each of the respective reporting periods in 2011 and 2012 follows (in millions):

	Second Quarter			First Six Months
	2011	2012	Impact	2011	2012	Impact
Medicare	$13.5	$0.5	$(13.0)	$27.3	$3.5	$(23.8)
Medicaid and Local Government	0.4	0.3	(0.1)	0.8	0.6	(0.2)
Commercial Insurance and Other:
Paid at episodic rates	1.8	0.2	(1.6)	3.3	0.7	(2.6)
Other	2.2	—	(2.2)	4.5	0.2	(4.3)

Total net revenues	$17.9	$1.0	$(16.9)	$35.9	$5.0	$(30.9)

The Company’s episodic revenues decreased 5.6 percent and 5.0 percent for the second quarter and first six months of 2012, respectively. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	Second Quarter			First Six Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Home Health
Medicare	$186.1	$199.8	(6.8%)	$376.8	$401.4	(6.1%)
Non-Medicare PPS	21.3	20.0	6.5%	41.3	38.7	6.6%

Total	$207.4	$219.8	(5.6%)	$418.1	$440.1	(5.0%)

Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Episodes	71,400	71,600	(0.3%)	144,800	144,400	0.3%

Revenue per episode	$2,905	$3,070	(5.4%)	$2,890	$3,050	(5.2%)

Episode volume for the second quarter of 2012 decreased 0.3 percent and for the first six months of 2012 increased 0.3 percent. Excluding the impact of branch closures and divestures, episodes would have increased by 6.9 percent for both the second quarter and first six months of 2012 compared to the same periods in 2011. Similarly, admissions decreased by 2.1 percent for the second quarter, from 49,900 in the second quarter of 2011 to 48,800 in the second quarter of 2012, and by 0.6 percent for the first six months of 2012, from 100,800 for the first six months of 2011 to 100,200 in the first six months of 2012. Excluding the impact of branch closures and divestures, admissions would have increased by 5.0 percent and 6.0 percent for the second quarter and first six months of 2012, respectively, compared to the same periods in 2011. There were approximately 1.46 episodes and 1.44 episodes, respectively, for each admission during the second quarter and first six months of 2012 compared to 1.44 episodes and 1.43 episodes, respectively, for each admission during the second quarter and first six months of 2011.

In both the second quarter and first six months of 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent as compared to 86 percent for the corresponding periods in 2011. In the second quarter of 2012, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 48 percent as compared to 50 percent for the second quarter of 2011. In the first six months of both 2012 and 2011, revenues from specialty programs as a percent of total Medicare and non-Medicare PPS Home Health revenues were 48 percent.

Revenues from Medicaid and Local Government payer sources were $11.6 million and $23.5 million in the second quarter and first six months of 2012, respectively, as compared to $13.4 million and $26.6 million in the second quarter and first six months of 2011, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $16.7 million in the second quarter of 2012 as compared to $21.1 million in the second quarter of 2011. For the first six months of 2012, as compared to the corresponding period of 2011, revenues from Commercial Insurance and Other payer sources were $34.1 million and $43.7 million, respectively.

Net revenues from the Company’s Rehab Without Walls® business were $5.8 million and $11.2 million in the second quarter and first six months of 2011, respectively. Net revenues from the Company’s homemaker services agency business in Illinois were $2.4 million and $4.7 million in the second quarter and first six months of 2011. These amounts are included within discontinued operations in the Company’s consolidated statements of comprehensive income.

Hospice

Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter and first six months of 2012 net revenues were $192.0 million and $387.6 million, respectively, as compared to $194.4 million and $389.4 million in the corresponding periods of 2011, respectively.

A summary of the impact on net revenues from branches that were closed or divested for each of the respective reporting periods in 2011 and 2012 follows (in millions):

	Second Quarter			First Six Months
	2011	2012	Variance	2011	2012	Variance
Medicare	$5.6	$0.8	$(4.8)	$11.7	$2.6	$(9.1)
Medicaid and Local Government	0.4	—	(0.4)	0.9	—	(0.9)
Commercial Insurance and Other:	0.2	—	(0.2)	0.6	0.1	(0.5)

Total net revenues	$6.2	$0.8	$(5.4)	$13.2	$2.7	$(10.5)

Key Company statistics relating to Hospice were as follows:

	Second Quarter			First Six Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Average Daily Census	13,700	13,900	(1.4%)	13,700	13,900	(1.4%)

Revenue per Patient Day	$154	$154	0.0%	$155	$155	0.0%

For both the second quarter and first six months of 2012, Average Daily Census (“ADC”) approximated 13,700 patients as compared to 13,900 patients for both the second quarter and first six months of 2011. The average length of stay of patients at discharge was 86 days and 89 days for the second quarter and first six months, respectively, of both 2012 and 2011.

Medicare revenues were $179.6 million and $361.5 million in the second quarter and first six months of 2012, respectively, as compared to $180.0 million and $361.0 million in the corresponding periods of 2011. Medicaid revenues were $6.7 million and $14.2 million for the second quarter and first six months of 2012, respectively, as compared to $7.6 million and $15.3 million for the corresponding periods of 2011. Commercial Insurance and Other revenues in the second quarter and first six months of 2012 were $5.7 million and $11.9 million, respectively, as compared to $6.8 million and $13.1 million in the corresponding periods of 2011.

Gross Profit

The following table reflects gross profit by business segment for 2012 and 2011 (dollars in millions):

	Second Quarter			First Six Months
	2012	2011	Variance	2012	2011	Variance
Gross Profit:
Home Health	$117.5	$129.2	$(11.7)	$234.7	$263.9	$(29.2)
Hospice	87.5	85.4	2.1	173.0	171.0	2.0

Total	$205.0	$214.6	$(9.6)	$407.7	$434.9	$(27.2)

As a percent of revenue:
Home Health	49.8%	50.8%	(1.0%)	49.3%	51.7%	(2.4%)
Hospice	45.6%	43.9%	1.7%	44.6%	43.9%	0.7%
Total	47.9%	47.8%	0.1%	47.2%	48.3%	(1.1%)

Gross profit decreased by $9.6 million or 4.5 percent for the second quarter of 2012 as compared to the second quarter of 2011. For the first six months of 2012, gross profit decreased by $27.2 million or 6.2 percent as compared to the first six months of 2011.

For the second quarter and first six months of 2012, gross profit as a percentage of revenues within the Home Health segment declined by 1.0 percent and 2.4 percent, respectively, as compared to the corresponding periods of 2011. The decreases resulted from (i) the net decrease in Medicare reimbursement rates for 2012, partially offset by (ii) closed or divested branches with lower gross profit percentages, (iii) growth in the Company’s higher margin specialty programs, and (iv) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues increased 1.7 percent and 0.7 percent for the second quarter and first six months of 2012, respectively, as compared to the second quarter and first six months of 2011.

Gross profit was impacted by depreciation expense of $0.2 million in the second quarter of both 2012 and 2011 as compared to $0.5 million and $0.4 million, respectively, in the first six months of 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 14.5 percent or $27.7 million to $163.9 million for the second quarter of 2012, as compared to $191.6 million for the second quarter of 2011, and decreased 7.3 percent or $26.8 million to $337.6 million for the first six months of 2012, as compared to $364.4 million for the first six months of 2011. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.4 million in the first six months of 2012 and $21.2 million and $25.0 million in the second quarter and first six months of 2011, respectively, were excluded, the decrease in selling, general and administrative expenses would have been approximately 3.8 percent or $6.5 million for the second quarter of 2012 as compared to the second quarter of 2011, and 2.1 percent and $7.1 million for the first six months of 2012 as compared to the first six months of 2011.

The decrease in the second quarter of 2012, as compared to the second quarter of 2011, was primarily attributable to (i) legal settlements ($18.5 million), (ii) Home Health field operating, selling and administrative costs ($12.6 million), (iii) cost savings initiatives and other restructuring costs ($2.7 million), (iv) decrease in provision for doubtful accounts ($0.6 million), (v) equity-based compensation expense ($0.5 million) and (vi) depreciation and amortization ($0.2 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($4.0 million) and (ii) Hospice field operating, selling and administrative costs ($3.4 million).

The decrease in the first six months of 2012, as compared to the first six months of 2011, was primarily attributable to (i) legal settlements ($13.5 million), (ii) Home Health field operating, selling and administrative costs ($19.1 million), (iii) cost savings initiatives and other restructuring costs ($6.1 million), (iv) decrease in provision for doubtful accounts ($0.9 million), (v) equity-based compensation expense ($0.5 million) and (vi) depreciation and amortization ($0.4 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($6.0 million) and (ii) Hospice field operating, selling and administrative costs ($7.7 million). During the first six months of 2012, selling, general and administrative expenses were negatively impacted by the costs associated with Amendment No. 3 to the Company’s credit agreement of approximately $1.2 million.

Depreciation and amortization expense included in selling, general and administrative expenses was $7.0 million and $14.2 million in the second quarter and first six months of 2012, respectively, as compared to $7.3 million and $14.6 million for the corresponding periods of 2011.

Dividend Income

During the second quarter of 2011, the Company exchanged 135,870 of its shares of class A preferred stock of CareCentrix Holdings Inc. for shares of class A common stock of CareCentrix Holdings Inc. The Company then sold such shares of class A common stock to a new investor in CareCentrix. The Company received $18.2 million of which $4.6 million represented accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company’s consolidated statements of comprehensive income. See Note 2 to the Company’s consolidated financial statements for additional information.

Interest Income and Interest Expense and Other

For the second quarter and first six months of 2012, net interest expense and other was approximately $22.7 million and $44.2 million, respectively, consisting primarily of interest expense and other of $23.4 million and $45.5 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $1.3 million, respectively, earned on investments and existing cash balances and, for the first six months of 2012, charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the Company’s revolving credit facility.

For the second quarter and first six months of fiscal 2011, net interest expense and other was approximately $20.8 million and $47.7 million, respectively, consisting primarily of interest expense and other of $21.4 million and $49.0 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.6 million and $1.3 million, respectively, earned on investments and existing cash balances and for the first six months of 2011, charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.

Income Tax Expense

The Company recorded an income tax provision of $9.6 million and $12.2 million for the second quarter and first six months of 2012, respectively. The Company’s effective income tax rate for the first six months of 2012 was 38.8 percent. The rate for the first six months is lower than what is expected for the year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first six months of 2012. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.8 percent for the first six months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.1 percent) and other items (approximately 0.8 percent), partially offset by changes in tax reserves (approximately 2.1 percent).

The Company recorded an income tax provision of $2.4 million and $10.5 million for the second quarter and first six months of 2011, respectively. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.3 percent for the first six months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.6 percent) and other items (approximately 0.6 percent), partially offset by changes in tax reserves (approximately 1.9 percent).

Discontinued Operations, Net of Tax

For the second quarter and first six months of 2011, discontinued operations, net of tax reflected a gain of $0.7 million, or $0.02 per diluted share, and $1.1 million, or $0.04 per diluted share, respectively, associated with the Company’s homemaker services agency business in Illinois, the Company’s Rehab Without Walls® business and a change in settlement of the Company’s post closing liabilities in connection with the sale of its HME and IV businesses.

Net Income Attributable to Gentiva Shareholders

For the second quarter of 2012, net income attributable to Gentiva shareholders was $13.9 million, or $0.46 per diluted share, compared with net income of $5.2 million, or $0.17 per diluted share, for the corresponding period of 2011. For the first six months of 2012, net income attributable to Gentiva shareholders was $18.7 million, or $0.61 per diluted share, compared to $18.6 million, or $0.61 per diluted share, for the first six months of 2011.

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

After adjusting for certain items which include cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements, and tax reserves as noted in the tables below, adjusted income from continuing operations attributable to Gentiva shareholders was $10.7 million, or $0.35 per diluted share, for the second quarter of 2012 as compared to $14.4 million, or $0.47 per diluted share, for the corresponding period of 2011. Adjusted income from continuing operations attributable to Gentiva shareholders was $18.1 million, or $0.59 per diluted share, for the first six months of 2012 as compared to $29.7 million, or $0.96 per diluted share, for the corresponding period of 2011.

A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$10,695	$0.35		$14,404	$0.47
Dividend income	—	—	—	4,613	2,805	0.09
Gain on sale of businesses	5,447	3,248	0.11	—	—	—
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(25)	(34)	—	(21,246)	(12,686)	(0.41)

Income from continuing operations attributable to Gentiva shareholders		13,909	0.46		4,523	0.15
Add back: Net income attributable to noncontrolling interests		263	0.01		151	—

Income from continuing operations		$14,172	$0.47		$4,674	$0.15

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$18,140	$0.59		$29,668	$0.96
Dividend income	—	—	—	4,613	2,805	0.09
Gain on sale of businesses	5,447	3,248	0.11	—	—	—
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(5,416)	(3,215)	(0.11)	(25,011)	(14,945)	(0.48)
Tax reserves on OIG legal settlement	576	576	0.02	—	—	—

Income from continuing operations attributable to Gentiva shareholders		18,749	0.61		17,528	0.57
Add back: Net income attributable to noncontrolling interests		476	0.02		318	0.01

Income from continuing operations		$19,225	$0.63		$17,846	$0.58

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

The Company’s credit agreement provides for $860.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million, which was reduced from $125 million as a result of an amendment to the Company’s credit agreement entered into on March 6, 2012. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes. See Note 10 to the Company’s consolidated financial statements for additional information.

During the first six months of 2012, net cash provided by operating activities was $49.1 million. In addition, the Company had proceeds from the sale of businesses of $6.1 million and $1.6 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2012, the Company used $4.1 million for debt issuance costs, $50.0 million for the repayment of debt, $6.9 million for capital expenditures and $5.0 million for repurchases of the Company’s common stock under the Company’s stock repurchase program.

Net cash provided by operating activities increased by $29.2 million from $19.9 million for the first six months of 2011 to $49.1 million in the first six months of 2012. The increase was primarily due to improvements in accounts receivable ($26.7 million), changes in current liabilities ($8.9 million), other ($5.8 million) and net cash provided by operations prior to changes in assets and liabilities ($1.5 million), partially offset by changes in prepaid expenses and other current assets ($13.7 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Six Months Ended
	June 30, 2012	June 30, 2011	Variance
OPERATING ACTIVITIES:
Net income	$19,225	$18,959	$266
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	14,722	15,120	(398)
Amortization of debt issuance costs	7,020	9,654	(2,634)
Provision for doubtful accounts	3,746	4,525	(779)
Equity-based compensation expense	3,442	3,966	(524)
Windfall tax benefits associated with equity-based compensation	—	(194)	194
Gain on sale of businesses	(5,447)	—	(5,447)
Equity in net earnings of CareCentrix	—	(890)	890
Deferred income tax expense (benefit)	9,906	(54)	9,960

Total cash provided by operations prior to changes in assets and liabilities	$52,614	$51,086	$1,528

The $1.5 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2012 and 2011 periods is primarily related to net income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of businesses and deferred income taxes.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Six Months Ended
	June 30, 2012	June 30, 2011	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$395	$(4,124)	$4,519
Payroll and related taxes	(4,063)	(3,454)	(609)
Deferred revenue	4,402	1,099	3,303
Medicare liabilities	2,723	(13,606)	16,329
Obligations under insurance programs	(2,050)	(7,760)	5,710
Accrued nursing home costs	(1,517)	(3,800)	2,283
Other accrued expenses	(28,204)	(5,563)	(22,641)

Total changes in current liabilities	$(28,314)	$(37,208)	$8,894

The primary drivers for the $8.9 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $4.5 million between the 2012 and 2011 reporting periods, primarily related to timing of payments.

•	Payroll and related taxes, which had a negative impact of $0.6 million between the 2012 and 2011 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a positive impact of $3.3 million between the 2012 and 2011 reporting periods.

•	Medicare liabilities, which had a positive impact of $16.3 million between the 2012 and 2011 reporting periods.

•

Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $5.7 million between the 2012 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $2.3 million between the 2012 and 2011 reporting periods, due primarily to the timing of payments.

•

Other accrued expenses, which had a negative impact on the change in operating cash flow of $22.6 million between the 2012 and 2011 reporting periods, due primarily to the impact of payments associated with the settlement of the Odyssey continuous care investigation, payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities as well as timing of accrued interest payments under the Company’s credit facilities.

Working capital at June 30, 2012 was approximately $210 million, a decrease of $15 million as compared to approximately $225 million at December 31, 2011, primarily due to:

•	a $8 million increase in prepaid expenses and other current assets;

•	a $10 million decrease in cash and cash equivalents;

•	a $31 million decrease in accounts receivable;

•	a $9 million decrease in deferred tax assets; and

•

a $27 million decrease in current liabilities, consisting of decreases in payroll and related taxes ($4 million), obligations under insurance programs ($2 million), nursing home costs ($2 million), other accrued expenses ($27 million) partially offset by increases in current portion of long-term debt ($1 million), deferred revenue ($4 million) and Medicare liabilities ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of June 30, 2012, Days Sales Outstanding (“DSO”) relating to continuing operations was 52 days, a decrease of 9 days from March 31, 2012, primarily driven by resolution of hospice accounts receivable associated with a vendor billing system upgrade and processing delays with the Company’s Medicare intermediaries.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 44 days at June 30, 2012 and 53 days at March 31, 2012.

Accounts receivable attributable to major payer sources of reimbursement at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$193,707	$169,745	$15,880	$7,205	$877
Medicaid and Local Government	40,116	27,566	6,318	6,238	(6)
Commercial Insurance and Other	37,109	25,900	6,137	4,115	957
Self - Pay	1,906	703	630	464	109

Gross Accounts Receivable	$272,838	$223,914	$28,965	$18,022	$1,937

	December 31, 2011
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$217,028	$191,366	$20,638	$4,363	$661
Medicaid and Local Government	46,553	32,576	10,515	3,418	44
Commercial Insurance and Other	36,454	27,230	5,814	2,484	926
Self - Pay	2,116	699	699	563	155

Gross Accounts Receivable	$302,151	$251,871	$37,666	$10,828	$1,786

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Second Quarter Ended
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	79%	94%	86%	79%	93%	85%
Medicaid and Local Government	5	3	4	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	9	—	5	8	—	4
Other	7	3	5	8	3	6

Total net revenues	100%	100%	100%	100%	100%	100%

	Six Months Ended
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	79%	93%	86%	79%	93%	85%
Medicaid and Local Government	5	4	4	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	9	—	5	8	—	4
Other	7	3	5	8	3	6

Total net revenues	100%	100%	100%	100%	100%	100%

CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During both the second quarter and first six months of 2012, approximately 23 percent of the Company’s episodic revenue was generated in designated rural areas.

In July 2012, CMS issued a preliminary rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.50 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes, if finalized, would increase the base rate for an episode of service by 0.18 percent to $2,143, subject to further impact from wage index adjustments.

A summary of the components of Gentiva’s annual Medicare home health reimbursement base episodic rate adjustment follows:

Calendar Year	Net Market Basket Update	Case Mix Creep Adjustment	Outlier Payment Adjustment	Rural Add-on / Other	Net Reimbursement Change	Base Episodic Rate
2013 (1)	1.50%	(1.32%)	—	—	0.18%	$2,143
2012	1.40%	(3.79%)	—	—	(2.39%)	$2,139
2011	1.10%	(3.79%)	(2.50%)	0.30%	(4.89%)	$2,192
2010	2.00%	(2.75%)	2.50%	0.50%	2.25%	$2,313

(1)	Based upon a preliminary rule issued by CMS in July 2012.

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

In July 2012, CMS released a final rule, effective for services provided October 1, 2012 through September 30, 2013, that provides for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In July 2011, CMS released a final rule, effective for services provided October 1, 2011 through September 30, 2012, that provided for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent decrease due to updated wage index data and a budget neutrality adjustment factor.

Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In July 2012, CMS announced the cap amount for the 2012 cap year of $25,377 per beneficiary, which period runs from November 1, 2011 through October 31, 2012.

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

The discussion above on Medicare home health rates and Medicare hospice rates does not consider the impact of the 2 percent reduction in Medicare payment rates under sequestration, which is authorized by the Budget Control Act of 2011 and scheduled to take effect beginning in January 2013.

Credit Arrangements

As of June 30, 2012, the Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (which was reduced from $125 million on March 6, 2012) (collectively the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

In response to uncertainties around Medicare reimbursement rates and to ensure compliance under its Credit Agreement as of December 31, 2011, on November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). In addition, on March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”) in order to provide increased flexibility in the Company’s debt covenants over the remaining term of the Credit Agreement and reasonable assurance with respect to the Company’s ability to remain in compliance with its debt covenants beyond January 1, 2012, including the maximum consolidated leverage ratio and the minimum interest coverage ratio, which are discussed below under “Debt Covenants.” Among other things, Amendment No. 3 also reduced the revolving credit facility from $125 million to $110 million.

As of June 30, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the six months ended June 30, 2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million at June 30, 2012 and $41.8 million at December 31, 2011. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.

As of June 30, 2012, the mandatory aggregate principal payments of long-term debt were $2.9 million in 2012, $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at June 30, 2012 and 6.9 percent per annum at December 31, 2011.

The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. Pursuant to Amendment No. 3, the Company made a prepayment of $12.0 million on its Term Loan A facility in the first quarter of 2012. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. Pursuant to Amendment No. 3, the Company made a prepayment of $38.0 million on its Term Loan B facility in the first quarter of 2012. As a result of the prepayment, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

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

On November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.75 to 1.00. As of June 30, 2012, the Company was in compliance with all covenants in the Credit Agreement.

The maximum consolidated leverage ratio under Amendment No. 2 was as follows:

For the period	Maximum Consolidated Leverage Ratio
August 17, 2010 to September 30, 2011	≤ 4.75:1
October 1, 2011 to September 30, 2012	≤ 4.50:1
October 1, 2012 to September 30, 2013	≤ 3.75:1
Thereafter	≤ 3.00:1

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

The increase in Gentiva’s permitted maximum consolidated leverage ratio under Amendment No. 3 is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2012 to September 30, 2014	≤ 6.25:1
Each fiscal quarter thereafter	≤ 5.75:1

As of June 30, 2012, the Company’s consolidated leverage ratio was 4.8x and the Company’s interest coverage ratio was 2.7x.

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

Capital Expenditures

The Company’s capital expenditures for the six months ended June 30, 2012 were $6.9 million as compared to $8.7 million for the six months ended June 30, 2011. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $14 million and $16 million for 2012. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.

Cash Resources and Obligations

The Company had cash and cash equivalents of approximately $155.3 million as of June 30, 2012, including operating funds of approximately $6.4 million exclusively relating to a non-profit hospice operation managed in Florida.

The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.

During the six months ended June 30, 2012, the Company repurchased 605,077 shares of its outstanding common stock for total consideration of approximately $5.0 million. The Company’s Credit Agreement provides for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had outstanding borrowings of $938.1 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at June 30, 2012 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$613,125	$15,443	$50,000	$547,682	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	393,779	77,328	150,096	110,293	56,062
Capital lease obligations	93	93	—	—	—
Operating lease obligations	127,124	42,024	56,712	20,798	7,590

Total	$1,459,121	$134,888	$256,808	$678,773	$388,652

(1)	Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At June 30, 2012, the cash interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.

Pursuant to Amendment No. 3, the Company made a prepayment of $12.0 million on its Term Loan A facility on March 6, 2012. There are no required payments on the Company’s Term Loan A facility until the end of the fourth quarter of 2012, at which time a principal payment of $2.9 million is required and $6.3 million per quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. Pursuant to Amendment No. 3, the Company made a prepayment of $38.0 million on its Term Loan B facility on March 6, 2012. As a result of the prepayment, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.

The Company had total letters of credit outstanding of approximately $45.4 million at June 30, 2012 and $41.8 million at December 31, 2011. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at both June 30, 2012 and December 31, 2011.

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

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of June 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $613.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.1 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting

As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Odyssey Merger Litigation

Three putative class action lawsuits were filed in connection with the Company’s acquisition (“Merger”) of Odyssey HealthCare, Inc. (“Odyssey”). The first, entitled Pompano Beach Police & Firefighters’ Retirement System v. Odyssey HealthCare, Inc. et al., was filed on May 27, 2010 in the County Court, Dallas County, Texas. The second, entitled Eric Hemminger et al. v. Richard Burnham et al., was filed on June 9, 2010 in the District Court, Dallas, Texas. The third, entitled John O. Hansen v. Odyssey HealthCare, Inc. et al., was filed on July 2, 2010 in the United States District Court for the Northern District of Texas. All three lawsuits named the Company, GTO Acquisition Corp., Odyssey and the members of Odyssey’s board of directors as defendants. All three lawsuits were brought by purported stockholders of Odyssey, both individually and on behalf of a putative class of stockholders, alleging that Odyssey’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and that the Company and Odyssey aided and abetted the alleged breaches. On October 8, 2010, the District Court consolidated the Hemminger and Pompano Beach actions and transferred the Hemminger action to County Court No. 5 in Dallas County, Texas. On October 12, 2010, Gentiva entered a general denial with respect to the material allegations in both the Pompano Beach and Hemminger complaints. On December 16, 2010, defendants in the actions executed a Memorandum of Understanding with plaintiffs reflecting an agreement in principle to settle each of the actions for additional disclosures which were included in Odyssey’s Definitive Proxy Statement on Schedule 14A, filed on July 9, 2010. Defendants also agreed not to contest an application for attorneys’ fees not to exceed $675,000 to be made by plaintiffs. On February 17, 2012, the court preliminarily approved a settlement of the Pompano Beach, Hemminger and Hansen actions. The settlement became final following court approval at a final settlement hearing on May 18, 2012.

See also Note 13 Legal Matters to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Corporate Integrity Agreement

Odyssey HealthCare, Inc. (“Odyssey”), a wholly-owned subsidiary of the Company, entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”), which became effective on February 15, 2012, concurrent with the execution of a settlement agreement with the United States, acting through the United States Department of Justice and on behalf of the OIG, that resolved the investigation regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010. Although the covered conduct related to services prior to the Company’s acquisition of Odyssey, the CIA, for operational and organizational consistency, relates to all of the Company’s hospice operations.

Under the CIA, Odyssey must maintain its compliance officer and its compliance committee, which must be chaired by the compliance officer and meet at least quarterly. Odyssey must also provide general and special training for covered persons, which include all employees of Odyssey and certain employees of the Company and members of the Company’s Board of Directors. Odyssey must engage an accounting, audit or consulting firm to perform verification and unallowable cost reviews. In addition, Odyssey’s eligibility review team must review the eligibility of Odyssey’s Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. In the event that Odyssey changes locations, closes a business unit or location, purchases or establishes a new business unit or location, or sells any or all of its business units or locations, Odyssey must provide the OIG with at least 30 days’ notice. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey’s compliance activities. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April (4/1/12 - 4/30/12)	605,077	$8.20	605,077	$1,470,449
May (5/1/12 - 5/31/12)	—	—	—	1,470,449
June (6/1/12 - 6/30/12)	—	—	—	1,470,449

Total	605,077	$8.20	605,077

(1)	On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of its outstanding common stock. As of the end of the period covered by this table, all of such shares had been repurchased. On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock. As of the end of the period covered by this table, approximately $1,470,449 of shares may yet be repurchased under such authorization.
(2)	The Company also incurred a commission cost of $0.02 per share repurchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.4	Form of 11.5% Senior Note (5)

10.1	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012. *

10.2	Amendment No. 1 to Employee Stock Purchase Plan, as amended. (6)

10.3	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(7)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 8, 2012	/s/ Tony Strange
Tony Strange
Chairman, Chief Executive Officer and President

Date: August 8, 2012	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company. (1)

3.2	Amended and Restated By-Laws of Company. (2)

4.1	Specimen of common stock. (3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)

4.4	Form of 11.5% Senior Note (5)

10.1	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012. *

10.2	Amendment No. 1 to Employee Stock Purchase Plan, as amended. (6)

10.3	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(7)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.