Form 10-Q
period 2012-09-30
GENTIVA HEALTH SERVICES INC
filed 2012-11-06
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The number of shares outstanding of the registrant’s Common Stock, as of November 1, 2012, was 30,633,789.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$156,049	$164,912
Accounts receivable, less allowance for doubtful accounts of $10,520 and $11,562 at September 30, 2012 and December 31, 2011, respectively	254,094	290,589
Deferred tax assets, net	10,881	26,451
Prepaid expenses and other current assets	54,962	38,379
Total current assets	475,986	520,331
Notes receivable from CareCentrix	34,949	25,000
Fixed assets, net	43,057	46,246
Intangible assets, net	195,700	214,874
Goodwill	656,364	641,669
Other assets	78,158	82,208
Total assets	$1,484,214	$1,530,328
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,693	$14,903
Accounts payable	15,122	12,613
Payroll and related taxes	29,902	42,027
Deferred revenue	39,116	34,114
Medicare liabilities	27,979	23,066
Obligations under insurance programs	54,101	54,976
Accrued nursing home costs	20,566	24,223
Other accrued expenses	56,413	89,270
Total current liabilities	264,892	295,192
Long-term debt	916,432	973,222
Deferred tax liabilities, net	44,628	32,498
Other liabilities	35,511	26,885
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 31,826,441 and 31,435,264 shares at September 30, 2012 and December 31, 2011, respectively	3,183	3,144
Additional paid-in capital	395,906	387,803
Treasury stock, 1,260,879 and 655,802 shares at September 30, 2012 and December 31, 2011, respectively	(17,852)	(12,878)
Accumulated deficit	(159,905)	(178,131)
Total Gentiva shareholders’ equity	221,332	199,938
Noncontrolling interests	1,419	2,593
Total equity	222,751	202,531
Total liabilities and equity	$1,484,214	$1,530,328
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues	$424,444	$449,748	$1,287,787	$1,349,569
Cost of services sold	223,889	242,943	679,487	707,850
Gross profit	200,555	206,805	608,300	641,719
Selling, general and administrative expenses	(161,207)	(182,634)	(498,842)	(547,005)
Goodwill, intangibles and other long-lived asset impairment	(19,132)	(643,305)	(19,132)	(643,305)
Gain on sale of businesses	—	—	5,447	—
Dividend income	—	3,977	—	8,590
Interest income	653	659	2,011	1,963
Interest expense and other	(23,547)	(21,332)	(69,062)	(70,305)
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(2,678)	(635,830)	28,722	(608,343)
Income tax benefit (expense)	1,297	87,538	(10,878)	77,007
Equity in net earnings of CareCentrix	1,006	68,692	1,006	69,582
(Loss) income from continuing operations	(375)	(479,600)	18,850	(461,754)
Discontinued operations, net of tax	—	5,983	—	7,096
Net (loss) income	(375)	(473,617)	18,850	(454,658)
Less: Net income attributable to noncontrolling interests	(148)	(134)	(624)	(452)
Net (loss) income attributable to Gentiva shareholders	$(523)	$(473,751)	$18,226	$(455,110)
Comprehensive (loss) income	$(375)	$(473,617)	$18,850	$(455,136)
Basic earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(0.02)	$(15.82)	$0.60	$(15.27)
Discontinued operations, net of tax	—	0.20	—	0.23
Net (loss) income attributable to Gentiva shareholders	$(0.02)	$(15.62)	$0.60	$(15.04)
Weighted average shares outstanding	30,423	30,337	30,496	30,257
Diluted earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(0.02)	$(15.82)	$0.60	$(15.27)
Discontinued operations, net of tax	—	0.20	—	0.23
Net (loss) income attributable to Gentiva shareholders	$(0.02)	$(15.62)	$0.60	$(15.04)
Weighted average shares outstanding	30,423	30,337	30,612	30,257
Amounts attributable to Gentiva shareholders:
(Loss) income from continuing operations	$(523)	$(479,734)	$18,226	$(462,206)
Discontinued operations, net of tax	—	5,983	—	7,096
Net (loss) income	$(523)	$(473,751)	$18,226	$(455,110)
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES:
Net income (loss)	$18,850	$(454,658)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,375	22,534
Amortization and write-off of debt issuance costs	10,391	12,857
Provision for doubtful accounts	4,183	5,744
Equity-based compensation expense	5,722	5,863
Windfall tax benefits associated with equity-based compensation	—	(194)
Goodwill, intangibles and other long-lived asset impairment	19,132	643,305
Gain on sale of businesses	(5,447)	(9,088)
Equity in net earnings of CareCentrix	(1,006)	(69,582)
Deferred income tax expense (benefit)	27,700	(95,672)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	31,751	(6,431)
Prepaid expenses and other current assets	(24,591)	11,055
Accounts payable	2,509	(1,876)
Payroll and related taxes	(12,180)	(16,328)
Deferred revenue	5,002	3,231
Medicare liabilities	4,999	(11,726)
Obligations under insurance programs	(875)	(7,347)
Accrued nursing home costs	(3,657)	(2,489)
Other accrued expenses	(35,887)	(14,518)
Other, net	6,670	(333)
Net cash provided by operating activities	74,641	14,347
INVESTING ACTIVITIES:
Purchase of fixed assets	(9,235)	(14,571)
Proceeds from sale of businesses, net of cash transferred	5,720	142,333
Acquisition of businesses, net of cash acquired	(22,520)	(320)
Net cash (used in) provided by investing activities	(26,035)	127,442
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,421	7,005
Windfall tax benefits associated with equity-based compensation	—	194
Repayment of long-term debt	(50,000)	(43,438)
Repurchase of common stock	(4,974)	—
Debt issuance costs	(4,125)	(13,457)
Repayment of capital lease obligations	(106)	(210)
Other	(685)	(543)
Net cash used in financing activities	(57,469)	(50,449)
Net change in cash and cash equivalents	(8,863)	91,340
Cash and cash equivalents at beginning of period	164,912	104,752

Cash and cash equivalents at end of period	$156,049	$196,092
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$67,735	$69,922
Income taxes paid	$4,260	$9,972
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 shares of common stock in the second quarter of 2011, from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.
On August 24, 2012, CareCentrix elected to draw seller financing from the escrow fund pursuant to the terms of a stock purchase agreement and, as such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to notes receivable from CareCentrix. See Note 6 for additional information.
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
Effective August 31, 2012, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of Family Home Care Corporation, a provider of home health and hospice services in the Washington and Idaho markets, for consideration of approximately $12.3 million.
Effective August 31, 2012, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi, for consideration of approximately $4.7 million.
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of approximately $5.5 million, which included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2 million is payable under the option agreement if certain earnout conditions are met.
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first nine months of 2012 and established a receivable of approximately $0.5 million.
Effective October 14, 2011, the Company sold its homemaker services agency business in Illinois (“IDOA”) pursuant to an asset purchase agreement. The financial results of this business are presented as discontinued operations in the Company’s consolidated financial statements for the three and nine months ended September 30, 2011. See Note 3 for additional information.
Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business. The financial results of the Rehab Without Walls® business are presented as discontinued operations in the Company’s consolidated financial statements for the three and nine months ended September 30, 2011. See Note 3 for additional information.
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
The Company had operating funds of approximately $6.0 million and $5.0 million at September 30, 2012 and December 31, 2011, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
At both September 30, 2012 and December 31, 2011, the Company had no remaining ownership interest in CareCentrix Holdings Inc. During the third quarter of 2011, the Company sold its remaining investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares it held of approximately $4.0 million and $8.6 million for the third quarter and first nine months of 2011, respectively, which are reflected in dividend income in the Company's consolidated statements of comprehensive income. The Company also recorded a net gain of approximately $68.3 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company's consolidated statements of comprehensive income. See Note 6 for additional information.
At September 30, 2012 and December 31, 2011, the Company had assets of $28.4 million and $26.3 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of September 30, 2012 and December 31, 2011, the Company had unamortized debt issuance costs of $47.6 million and $53.7 million, respectively, recorded in other assets in the Company’s consolidated balance sheets. During the first nine months of 2012, the Company incurred incremental debt issuance costs of approximately $5.3 million in connection with an amendment to the Company’s credit agreement. Approximately $4.1 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate methodology. In addition, the Company wrote off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense in the Company’s consolidated statement of comprehensive income, associated with the reduction in the revolving credit facility.
During the first nine months of 2011, the Company (i) incurred incremental debt issuance costs of approximately $10.9 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s credit agreement. See Note 10 for additional information.
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of September 30, 2012 and December 31, 2011, fixed assets, net were $43.1 million and $46.2 million, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various operating units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each operating unit to its carrying amount to determine if there is a potential impairment of goodwill and other indefinite-lived intangible assets. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the operating unit is less than the carrying value of its goodwill. To determine the fair value of the Company's operating units, the Company uses a present value

(discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies, and reasonableness tests, as appropriate.
If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company's operating units as of December 31, 2011, which indicated that there was no additional impairment. See Note 8 for additional information.
Obligations Under Self Insurance Programs
As of September 30, 2012 and December 31, 2011, the Company’s obligations under insurance programs were $54.1 million and $55.0 million, respectively. The decrease is primarily attributable to favorable claim trends and the timing of payments.
Workers’ compensation and professional and general liability expenses were $5.8 million and $13.4 million for the third quarter and first nine months of 2012, respectively, as compared to $5.1 million and $11.2 million for the corresponding periods of 2011. Employee health and welfare expenses were $20.1 million and $66.3 million for the third quarter and first nine months of 2012, respectively, as compared to $24.3 million and $68.5 million for the corresponding periods of 2011.
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
Acquisitions
Family Home Care Corporation
Effective August 31, 2012, the Company completed its acquisition of the assets and business of Family Home Care Corporation, one of the leading providers of home health and hospice services in the Washington and Idaho markets. Total consideration of $12.3 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($5.6 million), identifiable intangible assets ($6.2 million) and other assets ($0.5 million).
North Mississippi Hospice
Effective August 31, 2012, the Company completed its acquisition of the assets and business of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi. Total consideration of $4.7 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($3.3 million) and identifiable intangible assets ($1.4 million).
Advocate Hospice
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of $5.5 million, excluding transaction costs and subject to post-closing adjustments, which consideration included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2.0 million is payable under the option agreement if certain earnout conditions are met, which the Company valued at $1.9 million, on a discounted cash flow basis, and recorded as other accrued expenses on the Company's consolidated balance sheet at September 30, 2012. The consideration was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($5.8 million) and identifiable intangible assets ($1.6 million).

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
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first nine months of 2012 and established a receivable of approximately $0.5 million.
In connection with the sales, the Company recorded a gain on sale of businesses in the Company’s consolidated statements of comprehensive income of approximately $5.4 million for the first nine months of 2012.
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
Homemaker Services Agency and Rehab Without Walls® Dispositions
Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first nine months of 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions and received such funds in July 2012.
Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million. The consideration consisted of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million which was received by the Company in September 2012.
Net revenues and operating results for the third quarter and first nine months of 2011 for the homemaker services agency business in Illinois and the Rehab Without Walls® and HME and IV businesses were (in thousands):

	Third Quarter	First Nine Months
	2011	2011
Net revenues	$6,699	$22,636

Income before income taxes	$840	$2,686
Gain on sale of business	9,088	9,088
Income tax expense	(3,945)	(4,678)
Discontinued operations, net of tax	$5,983	$7,096

Note 4.	Fair Value of Financial Instruments
The Company’s financial instruments are measured and recorded at fair value on a recurring basis, except for the notes receivable from CareCentrix and long-term debt. The fair values for the notes receivable from CareCentrix and non-financial assets, such as fixed assets, intangible assets and goodwill, are measured periodically and adjustments recorded only if an impairment charge is required. The carrying amount of the Company’s accounts receivable, accounts payable and certain other current liabilities approximates fair value due to their short maturities.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,066	$—	$—	$54,066	$54,006	$—	$—	$54,006
Rabbi Trust:
Mutual funds	22,574	—	—	22,574	25,626	—	—	25,626
Money market funds	5,794	—	—	5,794	697	—	—	697
Total assets	$82,434	$—	$—	$82,434	$80,329	$—	$—	$80,329
Liabilities:
Payables to plan participants	$28,368	$—	$—	$28,368	$26,323	$—	$—	$26,323
Acquisition contingent liability	—	—	1,900	1,900	—	—	—	—
Total liabilities	$28,368	$—	$1,900	$30,268	$26,323	$—	$—	$26,323
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$25,309	$25,000	$26,600
Seller financing note receivable from CareCentrix	9,949	5,533	—	—
Liabilities:
Long-term obligations	$938,125	$908,975	$988,125	$863,313
The estimated fair values of the notes receivable from CareCentrix were determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair values represent the net present value of (i) the after tax cash flows relating to each note's annual income stream plus (ii) the return of the invested principal using a maturity date of March 19, 2017, after considering assumptions relating to risk factors and economic conditions. See Note 6 for additional information.
In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Note 5.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	Third Quarter			First Nine Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Medicare:
Home Health	$185.0	$200.3	(7.6)%	$561.7	$601.6	(6.6)%
Hospice	177.4	182.0	(2.5)%	539.0	543.0	(0.7)%
Total Medicare	362.4	382.3	(5.2)%	1,100.7	1,144.6	(3.8)%
Medicaid and Local Government	19.1	21.2	(9.7)%	56.9	63.2	(10.0)%
Commercial Insurance and Other:
Paid at episodic rates	21.4	19.3	10.9%	62.8	58.1	8.0%
Other	21.5	26.9	(20.4)%	67.4	83.7	(19.4)%
Total Commercial Insurance and Other	42.9	46.2	(7.3)%	130.2	141.8	(8.2)%
Total net revenues	$424.4	$449.7	(5.6)%	$1,287.8	$1,349.6	(4.6)%
For the third quarter and first nine months of 2012, the Company recorded hospice Medicare cap expense of $3.0 million and $6.2 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the third quarter and first nine months of 2011, the Company recorded hospice Medicare cap expense of $1.7 million and $3.4 million, respectively. The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined by multiplying the number of first time patient admissions during the cap period by the Medicare cap amount, subject to certain adjustments. Medicare revenue paid to a provider during the twelve month cap period that ends annually on October 31 cannot exceed the aggregate Medicare payment cap calculated for the related twelve month period. As of September 30, 2012 and December 31, 2011, the Company had Medicare cap liabilities of $20.3 million and $15.6 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.

Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 30, 2012	December 31, 2011
Medicare	$190,997	$217,028
Medicaid and Local Government	36,608	46,553
Commercial Insurance and Other	37,009	38,570
Gross Accounts Receivable	264,614	302,151
Less: Allowance for doubtful accounts	(10,520)	(11,562)
Net Accounts Receivable	$254,094	$290,589
The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $1.7 million and $2.1 million, respectively, as of September 30, 2012 and December 31, 2011.

Note 6.	Investment in and Notes Receivable from CareCentrix
Effective September 19, 2011, the Company sold its remaining investment in CareCentrix Holdings. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $4.0 million and $8.6 million for the third quarter and first nine months of 2011, respectively, which were reflected in dividend income in the Company's consolidated comprehensive statements of income. The Company also recorded a net gain of approximately $68.3 million, including an escrow of approximately $10.6 million, which is reflected in equity in net earnings of CareCentrix, in the Company's consolidated comprehensive statements of income.
The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017, which is five years, six months from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.9 million for the third quarter and first nine months of both 2012 and 2011, respectively.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. In February and June 2012, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
On August 24, 2012, the Company received notification from CareCentrix of its election to draw seller financing from the escrow fund pursuant to the terms of the stock purchase agreement. As such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to a note receivable from CareCentrix on the Company's consolidated balance sheet as of September 30, 2012. The note receivable, which bears interest at 14 percent through 2012 and 18 percent thereafter, matures on the earlier of March 19, 2017 or upon the sale of CareCentrix Holdings. Interest on the note is payable quarterly, in kind and will accrete as additional principal on the note. On April 1 of each year, 40 percent of the accreted interest for the prior calendar year will be paid in cash. The Company expects to record interest income at the time of receipt of the interest payments.
On September 17, 2012, the Company received a formal notice of claims for indemnification from CareCentrix. In the notice, CareCentrix asserted that the total claimed amounts exceed the total amount in escrow and demanded that the entire principal amount of the seller financing note be reduced to zero. A response to the notice of claims from the Company, together with the other original sellers, is in preparation. Based on the information the Company has at this time, the Company is unable to assess the probable outcome or potential liability, if any, arising from this notice of claims on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.
The Company recognized $1.0 million of equity in the net earnings of CareCentrix for both the third quarter and first nine months of 2012, as compared to $68.7 million and $69.6 million for the third quarter and first nine months of 2011, respectively.
The Company’s financing receivables consist of the previously described $25 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $9.9 million seller financing note from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the

Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of September 30, 2012 and December 31, 2011, the Company had no allowances for credit losses.

Note 7.	Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements
The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $0.1 million and $5.5 million for the third quarter and first nine months of 2012, respectively, and $9.8 million and $34.9 million for the third quarter and first nine months of 2011, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives and Other Restructuring Costs
During the last half of 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment the Company was facing. As a result of this effort, the Company closed or divested of 34 home health branches and 9 hospice branches during the fourth quarter of 2011 and 4 home health branches in the first quarter of 2012, and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.1 million and $1.5 million in the third quarter and first nine months of 2012, respectively, related to severance costs, facility lease and other costs.
During the third quarter and first nine months of 2011, the Company recorded charges of $0.8 million and $2.6 million, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility lease and other costs. These charges included non-cash charges of approximately $0.4 million, recorded in the first nine months of 2011, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers.
Acquisition and Integration Activities
The Company recorded positive adjustments of $1.0 million for the first nine months of 2012 related to acquisition and integration activities. During the third quarter and first nine months of 2011, the Company recorded charges of $2.5 million and $7.3 million, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, severance costs and facility lease costs.
Legal Settlements
During the first nine months of 2012, the Company recorded legal settlements of $5.0 million related to certain of the wage and hour litigation and paid approximately $26.0 million in settlement with the United States regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010.
During the third quarter and first nine months of 2011, the Company recorded charges of $6.5 million and $25.0 million, respectively, related to discussions of potential legal settlements associated with the continuous care investigation assumed in connection with the Odyssey transaction.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377
Charge in first quarter 2011	1,259	2,506	—	3,765
Cash expenditures	(1,490)	(2,346)	—	(3,836)
Ending balance at March 31, 2011	2,662	4,144	12,500	19,306
Charge in second quarter 2011	504	2,242	18,500	21,246
Cash expenditures	(788)	(2,198)	(12,500)	(15,486)
Non-cash expenditures	(407)	—	—	(407)
Ending balance at June 30, 2011	1,971	4,188	18,500	24,659
Charge in third quarter 2011	824	2,520	6,500	9,844
Cash expenditures	(710)	(1,491)	—	(2,201)
Ending balance at September 30, 2011	$2,085	$5,217	$25,000	$32,302

Balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379
Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)
Ending balance at March 31, 2012	6,005	2,328	5,000	13,333
Charge in second quarter 2012	542	(517)	—	25
Cash expenditures	(2,462)	(421)	(5,000)	(7,883)
Non-cash expenditures	(114)	—	—	(114)
Ending balance at June 30, 2012	3,971	1,390	—	5,361
Charge in third quarter 2012	98	(45)	—	53
Cash expenditures	(1,466)	(143)	—	(1,609)
Non-cash expenditures	(4)	—	—	(4)
Ending balance at September 30, 2012	$2,599	$1,202	$—	$3,801
The balance of unpaid charges relating to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements approximated $3.8 million at September 30, 2012 and $38.4 million at December 31, 2011, which were included in other accrued expenses in the Company’s consolidated balance sheets.

Note 8.	Identifiable Intangible Assets and Goodwill
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various reporting units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is a potential impairment of goodwill and other indefinite-lived intangible assets. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of the Company's reporting units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate.
If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
 The Company operations include two reportable segments: Home Health and Hospice. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company determined the discounted cash flow as the best indicator to determine fair value.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The Company performed an interim impairment test as of August 31, 2012, due to patient census growth that was not in line with previous projections. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. The Company used discount rates of 11.6 percent and 10.5 percent to calculate the fair value of its Home Health and Hospice reporting units, respectively. Discount rates of 12.1 percent and 11.7 percent, respectively, percent were used in the annual impairment test performed as of December 31, 2011.
Although the Company determined that there was no goodwill impairment as of August 31, 2012, the future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the reporting units. Such future assessment may result in an impairment charge if material.
During the third quarter of 2012, the Company initiated an effort to re-brand all of its branch operations under the single Gentiva name. In connection with this re-branding effort, the Company recorded a $19.1 million non-cash write-off of remaining trade name balances for the third quarter and first nine months of 2012, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statements of comprehensive income.
During the third quarter of 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill in response to changes in its business climate, uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit as well as a significant decline in the price of the Company's common stock during the quarter. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine the fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived assets impairment in the Company's consolidated statements of comprehensive income for the third quarter and first nine months of 2011.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012			December 31, 2011			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,667	$15,685	$17,352	$1,473	$15,675	$17,148	2-5 Years
Less: accumulated amortization	(1,433)	(13,488)	(14,921)	(1,411)	(9,144)	(10,555)
Net covenants not to compete	234	2,197	2,431	62	6,531	6,593

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(17,064)	(367)	(17,431)	(15,304)	(299)	(15,603)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)
Net customer relationships	10,105	543	10,648	11,865	611	12,476

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Years
Less: accumulated amortization	(11,794)	(3,608)	(15,402)	(10,522)	(2,346)	(12,868)
accumulated impairment losses	(6,421)	(13,122)	(19,543)	(411)	—	(411)
Net tradenames	—	—	—	7,282	14,384	21,666
Amortized intangible assets	10,339	2,740	13,079	19,209	21,526	40,735
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	225,226	102,587	327,813	220,285	98,526	318,811
Less: accumulated impairment losses	(144,672)	(520)	(145,192)	(144,672)	—	(144,672)
Net Medicare licenses and certificates of need	80,554	102,067	182,621	75,613	98,526	174,139
Total identifiable intangible assets	$90,893	$104,807	$195,700	$94,822	$120,052	$214,874
During the first nine months of 2012, the Company recorded a charge of approximately $0.5 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana, which is recorded in gain on sale of businesses in the Company’s consolidated statements of comprehensive income for the nine months ended September 30, 2012. The Company recorded amortization expense of approximately $2.6 million and $8.7 million for the third quarter and first nine months of 2012, respectively, and $3.3 million and $9.8 million for the third quarter and first nine months of 2011, respectively. The estimated amortization expense for the remainder of 2012 is $1.3 million and for each of the next five succeeding years approximates $4.1 million for 2013, $2.4 million for 2014, $2.3 million for 2015, $1.4 million for 2016, and $1.2 million for 2017.
The gross carrying amount of goodwill as of September 30, 2012 and December 31, 2011 and activity during the first nine months of 2012 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill adjustment	2,379	11,261	13,640
Accumulated impairment losses	(263,370)	(193,667)	(457,037)
Balance at December 31, 2011	3,688	637,981	641,669
Goodwill acquired during 2012	5,331	9,364	14,695
Balance at September 30, 2012	$9,019	$647,345	$656,364

During 2011, the Company reclassified deferred tax assets associated with the classification of deductible intangible assets and goodwill related to a 2006 acquisition. The impact of this reclassification was an increase in goodwill in the Home Health and Hospice segments of $2.4 million and $11.3 million, respectively, and a decrease in non-current deferred tax assets of $13.6 million.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012	September 30, 2011
Net (loss) income attributable to Gentiva shareholders	$(523)		$(473,751)		$18,226	$(455,110)
Basic weighted average common shares outstanding	30,423		30,337		30,496	30,257
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	(1)	—	(1)	116	—	(1)
Diluted weighted average common shares outstanding	30,423		30,337		30,612	30,257
Basic earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(0.02)		$(15.62)		$0.60	$(15.04)
Diluted earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(0.02)		$(15.62)		$0.60	$(15.04)
(1) Due to the reported net loss, there is no dilutive share effect for these reporting periods.
For the third quarter and first nine months of 2012, approximately 3.1 million and 3.3 million stock options and restricted stock awards, respectively, were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For the third quarter and first nine months of 2011, approximately 3.2 million and 1.6 million stock options and restricted stock awards, respectively, were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 10.	Long-Term Debt
Credit Arrangements
At September 30, 2012, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of September 30, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Credit Agreement:
Term Loan A, maturing August 17, 2015	$146,693	$158,653
Term Loan B, maturing August 17, 2016	466,432	504,472
11.5% Senior Notes due 2018	325,000	325,000
Total debt	938,125	988,125
Less: current portion of long-term debt	(21,693)	(14,903)
Total long-term debt	$916,432	$973,222
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
As of September 30, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the first nine months of 2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million and $41.8 million at September 30, 2012 and December 31, 2011, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
As of September 30, 2012, the mandatory aggregate principal payments of long-term debt were $2.9 million in 2012, $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at September 30, 2012 and 6.9 percent per annum at December 31, 2011.
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
Prior to Amendment No. 1, the Credit Agreement included a requirement that the Company enter into and maintain interest rate swap contracts covering a notional value of not less than 50 percent of the Company’s aggregate consolidated outstanding indebtedness (other than total revolving credit outstanding), including the Senior Notes, for a period of not less than three years. On November 15, 2010, the Company entered into derivative instruments consisting of (i) a one-year interest rate cap with a notional value of $220.0 million and (ii) two-year forward starting interest rate swaps with notional value of $300.0 million. Under the interest rate cap, the Company would pay a fixed rate of 1.75 percent per annum plus an applicable rate (an aggregate of 6.75 percent per annum for the period beginning November 15, 2010 through December 30, 2011) on the $220 million rather than a variable rate plus an applicable rate should the variable rate plus applicable rate exceed 6.75 percent. In connection with Amendment No. 1, the Company terminated the two-year forward starting interest rate swaps and paid a termination fee of approximately $0.3 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2011.
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
In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2011.
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
On November 28, 2011, the Company entered into Amendment No. 2, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.50 to 1.00. As of September 30, 2012, the Company was in compliance with all covenants in the Credit Agreement.
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
As of September 30, 2012, the Company’s consolidated leverage ratio was 4.7x and the Company’s interest coverage ratio was 2.7x.
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
Other
The Company has equipment capitalized under capital lease obligations. At September 30, 2012 and December 31, 2011, the Company had no obligations under long-term capital leases. The current portion of obligations under capital leases was $0.1 million at both September 30, 2012 and December 31, 2011 and was recorded in other accrued expenses on the Company’s consolidated balance sheets.

Note 11.	Equity
Changes in equity for the nine months ended September 30, 2012 and 2011 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in	Retained Earnings Accumulated	Accumulated Other Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232
Comprehensive (loss) income:
Net (loss) income	—	—	—	(455,110)	—	—	452	(454,658)
Changes in fair value of interest rate swaps	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swaps	—	—	—	—	290	—	—	290
Total comprehensive (loss) income	—	—	—	(455,110)	(478)	—	452	(455,136)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	259	—	—	—	—	259
Equity-based compensation expense	—	—	6,259	—	—	—	—	6,259
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	464,680	47	6,969	—	—	—	—	7,016
Purchase of non-controlling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(608)	(608)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)
Balance at September 30, 2011	31,263,771	$3,127	$385,241	$(182,716)	$—	$(12,878)	$2,534	$195,308

Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$—	$(12,878)	$2,593	$202,531
Comprehensive income:
Net income	—	—	—	18,226	—	—	624	18,850
Total comprehensive income	—	—	—	18,226	—	—	624	18,850
Equity-based compensation expense	—	—	5,722	—	—	—	—	5,722
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	391,177	39	2,381	—	—	—	—	2,420
Purchase of non-controlling interest	—	—	—	—	—	—	(1,113)	(1,113)
Distribution to partnership interests	—	—	—	—	—	—	(685)	(685)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	—	(4,974)	—	(4,974)
Balance at September 30, 2012	31,826,441	$3,183	$395,906	$(159,905)	$—	$(17,852)	$1,419	$222,751

Comprehensive loss amounted to $0.4 million and comprehensive income amounted to $18.9 million for the third quarter and first nine months of 2012, respectively, as compared to comprehensive losses of $473.6 million and $455.1 million for the third quarter and first nine months of 2011, respectively. The amounts reflected in accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 are reflected net of tax of approximately $0.4 million.
On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of the Company’s outstanding common stock (the “2005 Repurchase Program”). In addition, on March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the nine months ended September 30, 2012, the Company repurchased 605,077 shares of its common stock at an average cost of $8.22 per share and a total cost of approximately $5.0 million. Due to these repurchases, as of September 30, 2012, the Company had no remaining shares authorized under the 2005 Repurchase Program and had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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
For the third quarter and first nine months of 2012, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.3 million and $5.7 million, respectively, as compared to $1.9 million and $5.9 million for the corresponding periods of 2011, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income. During the second quarter of 2011, the Company recorded non-cash compensation expense of approximately $0.4 million associated with modifications of stock options for a former executive, which is reflected as selling, general and administrative expense in the consolidated statements of comprehensive income and is categorized as restructuring costs. See Note 7.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first nine months of 2012 and 2011 calculated using the Black-Scholes option pricing model and other assumptions, were as follows.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Weighted average fair value of options granted	$8.46	$11.30
Risk-free interest rate	0.77% - 0.95%	2.15%
Expected volatility	64%	44%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	4.5 -6.5 years
Expected dividend yield	—%	—%
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

A summary of Gentiva stock option activity as of September 30, 2012 and for the nine months ended September 30, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	4,228,907	$15.59
Granted	36,000	8.46
Exercised	(1,200)	8.74
Cancelled	(357,338)	13.47
Balance as of September 30, 2012	3,906,369	$15.73	5.1	$7,601,985
Exercisable options	2,133,041	$20.12	4.4	$219,703
The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $1.9 million and immaterial for corresponding period of 2012. As of September 30, 2012, the Company had $3.2 million of unrecognized compensation expense related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of options that vested during the first nine months of 2012 was $3.5 million.
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
A summary of Gentiva performance share unit activity as of September 30, 2012 is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price
Balance as of December 31, 2011	125,800	$26.33
Granted	—	—
Vested	—	—
Cancelled	(4,200)	26.74
Balance as of September 30, 2012	121,600	$26.32
These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of September 30, 2012 and 2011, the Company had $2.0 million and $1.7 million, respectively, of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 1.2 years and 2.1 years, respectively.

Restricted Stock
A summary of Gentiva restricted stock activity as of September 30, 2012 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2011	377,750	$25.30
Granted	—	—
Exercised	—	—
Cancelled	(10,700)	26.48
Balance as of September 30, 2012	367,050	$25.26	$4,154,419
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of September 30, 2012, the aggregate intrinsic value of the restricted stock awards was $4.2 million. The Company had $4.9 million and $6.2 million of total unrecognized compensation cost related to restricted stock as of September 30, 2012 and 2011, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.6 years years and 3.3 years, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. In May of 2012, the Company’s shareholders approved increasing the aggregate number of shares of common stock available for issuance under the plan by 350,000 shares; therefore, the total number of shares of common stock reserved for issuance under this plan is 650,000, of which 295,631 shares were available for future grants as of September 30, 2012. During the first nine months of 2012, the Company granted 56,264 stock units under the DSU Plan at a grant date weighted-average fair value of $7.73 per stock unit. Prior to the increase in the aggregate shares available for issuance in May of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first nine months of 2012. Under the DSU Plan, 243,982 stock units were outstanding as of September 30, 2012.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first nine months of 2012, the Company issued 327,884 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.
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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery is scheduled to close on January 15, 2013, and a damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. The Company filed a motion for partial summary judgment on plaintiffs’ claims under the NCWHA on March 22, 2012. On August 29, 2012, the Court denied plaintiffs' motion for certification of a North Carolina state law class. Plaintiffs also filed a motion for partial summary judgment with regard to the Company’s liability for plaintiffs’ FLSA claims on April 3, 2012 and continue to seek class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA .
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
On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012. The parties have finalized the terms of a monetary settlement, and the Company has paid $5 million in escrow to settle all claims in the lawsuit, including the plaintiff’s attorney’s fees and costs. The court granted preliminary approval of the settlement on October 5, 2012, and a hearing on the motion for final court approval of the settlement is scheduled for March 25, 2013.
On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc., Narayan Ponakala and Catherine Ponakala, which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the Federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, are the relators and allege that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further allege that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators seek statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators seek back pay plus interest and other damages because of defendants’ alleged retaliation against relators.
Odyssey filed a motion to dismiss the complaint against it on March 23, 2012. On August 14, 2012, the Court denied that motion as it related to Odyssey. Plaintiffs filed an amended complaint, which added a new retaliation claim. On October 3, 2012, defendants moved to dismiss the new retaliation claim and answered the remaining claims. The parties now expect to proceed to discovery. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which names Gentiva and certain current and former officers and directors as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleges, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. That motion is fully briefed and is now pending before the court.
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
Shareholder Derivative Litigation
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which names certain of Gentiva’s current and former directors and officers as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleges that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action. That motion is fully briefed and is now pending before the court.
Given the preliminary stage of the Georgia Federal Court Action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this action at this time. The defendants intend to defend themselves vigorously in this action.
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice.
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
Subpoena
On July 13, 2010, the SEC informed the Company that the SEC had commenced an investigation relating to the Company’s participation in the Medicare Home Health Prospective Payment System, and, on July 16, 2010, the Company received a subpoena from the SEC requesting certain documents in connection with its investigation. The SEC subpoena, among other things, focused on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents previously sent to the Senate Finance Committee. The Company is unable to assess the probable outcome or potential liability, if any, arising from this matter on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for this matter at this time.
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
On May 5, 2008, Odyssey received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. Currently, there is no scheduling order in place or trial date. Odyssey denies the allegations made in this qui tam action and will vigorously defend against them. Based on the information that Odyssey has at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, and Gentiva Healthcare Services, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. The court lifted the stay on July 23, 2012 following the court entry of an order ruling on the motion to dismiss in the first qui tam action. At this time, there is no scheduling order in place or trial date. VistaCare denies the allegations made in the second qui tam action and will vigorously defend against them. Based on the limited information that Odyssey has at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.
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

Note 14.	Income Taxes
The Company recorded an income tax benefit of $1.3 million and an income tax provision $10.9 million for the third quarter and first nine months of 2012, respectively. The Company’s effective income tax rate for the first nine months of 2012 was 37.9 percent. The rate for the first nine months is lower than what is expected for the full year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first nine months of 2012 . The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.9 percent for the first nine months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.0 percent), other items (approximately 0.4 percent), partially offset by changes in tax reserves (approximately 2.5 percent).
The Company recorded income tax benefits of $87.5 million and $77.0 million for the third quarter and first nine months of 2011, respectively. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.7 percent for the first nine months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.7 percent), offset by the impact of impairment of goodwill, intangibles and other long-lived assets (approximately 26.2 percent) and changes in tax reserves and other (approximately 0.8 percent).

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

Segment net revenues by major payer source were as follows (in millions):

	Third Quarter
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$185.0	$177.4	$362.4	$200.3	$182.0	$382.3
Medicaid and Local Government	12.2	6.9	19.1	13.2	8.0	21.2
Commercial Insurance and Other:
Paid at episodic rates	21.4	—	21.4	19.3	—	19.3
Other	16.1	5.4	21.5	20.4	6.5	26.9
Total net revenues	$234.7	$189.7	$424.4	$253.2	$196.5	$449.7

	First Nine Months
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$561.7	$539.0	$1,100.7	$601.6	$543.0	$1,144.6
Medicaid and Local Government	35.7	21.2	56.9	39.8	23.4	63.2
Commercial Insurance and Other:
Paid at episodic rates	62.8	—	62.8	58.1	—	58.1
Other	50.1	17.3	67.4	64.1	19.6	83.7
Total net revenues	$710.3	$577.5	$1,287.8	$763.6	$586.0	$1,349.6

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended September 30, 2012
Net revenue	$234,670		$189,774		$424,444
Operating contribution	$32,268		$34,798		$67,066
Corporate expenses					(21,065)	(1)
Goodwill, intangibles and other long-lived asset impairment					(19,132)	(4)
Depreciation and amortization					(6,653)
Interest expense and other, net					(22,894)
Loss from continuing operations before income taxes and equity in earnings of affiliate					$(2,678)
For the three months ended September 30, 2011
Net revenue	$253,240		$196,508		$449,748
Operating contribution	$28,717		$31,477	(1)	$60,194
Corporate expenses					(28,570)	(1)
Goodwill, intangibles and other long-lived asset impairment					(643,305)	(4)
Depreciation and amortization					(7,453)
Dividend income					3,977	(2)
Interest expense and other, net					(20,673)
Loss from continuing operations before income taxes and equity in earnings of affiliate					$(635,830)
For the nine months ended September 30, 2012
Net revenue	$710,321		$577,466		$1,287,787
Operating contribution	$94,527	(1)	$102,426	(1)	$196,953
Corporate expenses					(66,120)	(1)
Goodwill, intangibles and other long-lived asset impairment					(19,132)	(4)
Depreciation and amortization					(21,375)
Gain on sale of businesses					5,447
Interest expense and other, net					(67,051)	(3)
Income from continuing operations before income taxes and equity in earnings of affiliate					$28,722
Segment assets	$242,217	(4)	$864,139	(4)	$1,106,356
Corporate assets					377,858
Total assets					$1,484,214
For the nine months ended September 30, 2011
Net revenue	$763,622		$585,947		$1,349,569
Operating contribution	$105,427	(1)	$104,301	(1)	$209,728
Corporate expenses					(92,480)	(1)
Goodwill, intangibles and other long-lived asset impairment					(643,305)	(4)
Depreciation and amortization					(22,534)
Dividend income					8,590	(2)
Interest expense and other, net					(68,342)	(3)
Loss from continuing operations before income taxes and equity in earnings of affiliate					$(608,343)
Segment assets	$244,787	(4)	$871,212	(4)	$1,115,999
Corporate assets					423,587
Total assets					$1,539,586

(1)
For the third quarter and first nine months of 2012, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.1 million and $5.5 million, respectively.

For the third quarter and first nine months of 2011, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $9.8 million and $34.9 million, respectively. Of these amounts, $25.0 million related to legal settlements associated with the Odyssey acquisition.
The charges were reflected as follows for segment reporting purposes (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Home Health	$—	$—	$5.7	$0.3
Hospice	—	0.8	0.1	1.6
Corporate expenses	0.1	9.0	(0.3)	33.0
Total	$0.1	$9.8	$5.5	$34.9

(2)
For the third quarter and first nine months of 2011, the Company recognized dividend income of $4.0 million and $8.6 million, respectively, as a result of the sale of a portion of the Company’s preferred equity in CareCentrix.

(3)
For the first nine months of 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the first nine months of 2011 included charges of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s credit agreement. See Note 10 for additional information.

(4)
For both the third quarter and first nine months of 2012, the Company recorded non-cash impairment charges associated with a write-off of its trade name intangibles of $19.1 million in connection with the Company's initiative to re-brand its operations under the Gentiva name. Home Health and Hospice assets were reduced by $6.0 million and $13.1 million, respectively, as of September 30, 2012 as a result of the impairment.

For both the third quarter and first nine months of 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and long-lived assets of $643.3 million Home Health, Hospice and Corporate assets were reduced by $$408.4 , $193.7 and $41.2 , respectively, as of September 30, 2011.

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
During the third quarter of 2012, the Company reclassified certain cost of services sold as presented within the Company's supplemental guarantor and non-guarantor financial information. The impact of this reclassification was an increase to cost of services sold of approximately $2.3 million and a decrease in income tax expense of approximately $0.8 million for the non-guarantor subsidiaries for the nine months ended September 30, 2012 and a corresponding decrease in the cost of services sold of approximately $2.3 million and increase in the income tax benefit of approximately $0.8 million in the guarantor subsidiaries for the nine months ended September 30, 2012.
The following condensed consolidating financial statements include the balance sheets as of September 30, 2012 and December 31, 2011, statements of comprehensive income for the three months and nine months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$114,650	$—	$41,399	$—	$156,049
Receivables, net	—	249,385	17,468	(12,759)	254,094
Deferred tax assets, net	—	8,897	1,984	—	10,881
Prepaid expenses and other current assets	—	46,114	8,848	—	54,962
Total current assets	114,650	304,396	69,699	(12,759)	475,986
Notes receivable from CareCentrix	—	34,949	—	—	34,949
Fixed assets, net	—	42,748	309	—	43,057
Intangible assets, net	—	195,600	100	—	195,700
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,044,807	27,049	—	(1,071,856)	—
Other assets	—	78,151	7	—	78,158
Total assets	$1,159,457	$1,333,193	$76,179	$(1,084,615)	$1,484,214
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21,693	$—	$—	$—	$21,693
Accounts payable	—	27,880	1	(12,759)	15,122
Other current liabilities	—	180,380	47,697	—	228,077
Total current liabilities	21,693	208,260	47,698	(12,759)	264,892
Long-term debt	916,432	—	—	—	916,432
Deferred tax liabilities, net	—	44,628	—	—	44,628
Other liabilities	—	35,498	13	—	35,511
Total Gentiva shareholders’ equity	221,332	1,044,807	27,049	(1,071,856)	221,332
Noncontrolling interests	—	—	1,419	—	1,419
Total equity	221,332	1,044,807	28,468	(1,071,856)	222,751
Total liabilities and equity	$1,159,457	$1,333,193	$76,179	$(1,084,615)	$1,484,214

Condensed Consolidating Balance Sheet
December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$124,101	$—	$40,811	$—	$164,912
Receivables, net	—	283,552	18,168	(11,131)	290,589
Deferred tax assets, net	—	24,560	1,891	—	26,451
Prepaid expenses and other current assets	—	32,619	6,904	(1,144)	38,379
Total current assets	124,101	340,731	67,774	(12,275)	520,331
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,917	329	—	46,246
Intangible assets, net	—	214,774	100	—	214,874
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,063,962	25,173	—	(1,089,135)	—
Other assets	—	82,200	8	—	82,208
Total assets	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$—	$—	$—	$14,903
Accounts payable	—	22,913	831	(11,131)	12,613
Other current liabilities	—	223,165	45,655	(1,144)	267,676
Total current liabilities	14,903	246,078	46,486	(12,275)	295,192
Long-term debt	973,222	—	—	—	973,222
Deferred tax liabilities, net	—	32,498	—	—	32,498
Other liabilities	—	26,862	23	—	26,885
Total Gentiva shareholders’ equity	199,938	1,063,962	25,173	(1,089,135)	199,938
Noncontrolling interests	—	—	2,593	—	2,593
Total equity	199,938	1,063,962	27,766	(1,089,135)	202,531
Total liabilities and equity	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$412,963	$14,186	$(2,705)	$424,444
Cost of services sold	—	217,767	8,827	(2,705)	223,889
Gross profit	—	195,196	5,359	—	200,555
Selling, general and administrative expenses	—	(156,771)	(4,436)	—	(161,207)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Interest (expense) and other, net	(22,917)	—	23	—	(22,894)
Equity in earnings of subsidiaries	12,563	243	—	(12,806)	—
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(10,354)	19,536	946	(12,806)	(2,678)
Income tax benefit (expense)	9,831	(7,979)	(555)	—	1,297
Equity in net earnings of CareCentrix	—	1,006	—	—	1,006
(Loss) income from continuing operations	(523)	12,563	391	(12,806)	(375)
Discontinued operations, net of tax	—	—	—	—	—
Net (loss) income	(523)	12,563	391	(12,806)	(375)
Noncontrolling interests	—	—	(148)	—	(148)
Net (loss) income attributable to Gentiva shareholders	$(523)	$12,563	$243	$(12,806)	$(523)
Comprehensive (loss) income	$(523)	$12,563	$391	$(12,806)	$(375)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$439,140	$13,299	$(2,691)	$449,748
Cost of services sold	—	228,306	17,328	(2,691)	242,943
Gross profit	—	210,834	(4,029)	—	206,805
Selling, general and administrative expenses	—	(178,773)	(3,861)	—	(182,634)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Dividend income	—	3,977	—	—	3,977
Interest (expense) and other, net	(20,687)	—	14	—	(20,673)
Equity in earnings of subsidiaries	(461,283)	(7,904)	—	469,187	—
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(481,970)	(615,171)	(7,876)	469,187	(635,830)
Income tax benefit (expense)	8,219	79,399	(80)	—	87,538
Equity in net earnings of CareCentrix	—	68,692	—	—	68,692
(Loss) income from continuing operations	(473,751)	(467,080)	(7,956)	469,187	(479,600)
Discontinued operations, net of tax	—	5,797	186	—	5,983
Net (loss) income	(473,751)	(461,283)	(7,770)	469,187	(473,617)
Noncontrolling interests	—	—	(134)	—	(134)
Net (loss) income attributable to Gentiva shareholders	$(473,751)	$(461,283)	$(7,904)	$469,187	$(473,751)
Comprehensive (loss) income	$(473,751)	$(461,283)	$(7,770)	$469,187	$(473,617)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,253,781	$42,429	$(8,423)	$1,287,787
Cost of services sold	—	661,151	26,759	(8,423)	679,487
Gross profit	—	592,630	15,670	—	608,300
Selling, general and administrative expenses	—	(486,285)	(12,557)	—	(498,842)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Gain on sale of businesses	—	5,449	(2)	—	5,447
Interest (expense) and other, net	(67,138)	—	87	—	(67,051)
Equity in earnings of subsidiaries	50,166	1,260	—	(51,426)	—
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(16,972)	93,922	3,198	(51,426)	28,722
Income tax benefit (expense)	35,198	(44,762)	(1,314)	—	(10,878)
Equity in net earnings of CareCentrix	—	1,006	—	—	1,006
Income from continuing operations	18,226	50,166	1,884	(51,426)	18,850
Discontinued operations, net of tax	—	—	—	—	—
Net income	18,226	50,166	1,884	(51,426)	18,850
Noncontrolling interests	—	—	(624)	—	(624)
Net income attributable to Gentiva shareholders	$18,226	$50,166	$1,260	$(51,426)	$18,226
Comprehensive income	$18,226	$50,166	$1,884	$(51,426)	$18,850

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,319,162	$38,801	$(8,394)	$1,349,569
Cost of services sold	—	688,754	27,490	(8,394)	707,850
Gross profit	—	630,408	11,311	—	641,719
Selling, general and administrative expenses	—	(535,958)	(11,047)	—	(547,005)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Dividend income	—	8,590	—	—	8,590
Interest (expense) and other, net	(68,387)	—	45	—	(68,342)
Equity in earnings of subsidiaries	(405,039)	(2,244)	—	407,283	—
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(473,426)	(542,509)	309	407,283	(608,343)
Income tax benefit (expense)	18,316	61,202	(2,511)	—	77,007
Equity in net earnings of CareCentrix	—	69,582	—	—	69,582
(Loss) income from continuing operations	(455,110)	(411,725)	(2,202)	407,283	(461,754)
Discontinued operations, net of tax	—	6,686	410	—	7,096
Net (loss) income	(455,110)	(405,039)	(1,792)	407,283	(454,658)
Noncontrolling interests	—	—	(452)	—	(452)
Net (loss) income attributable to Gentiva shareholders	$(455,110)	$(405,039)	$(2,244)	$407,283	$(455,110)
Comprehensive (loss) income	$(455,588)	$(405,039)	$(1,792)	$407,283	$(455,136)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,710	$66,138	$4,793	$—	$74,641
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(9,188)	(47)	—	(9,235)
Proceeds from sale of businesses	—	5,720	—	—	5,720
Acquisition of businesses	—	(22,520)	—	—	(22,520)
Net cash used in investing activities	—	(25,988)	(47)	—	(26,035)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,421	—	—	—	2,421
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Repayment of capital lease obligations	(106)	—	—	—	(106)
Other	3,501	(28)	(4,158)	—	(685)
Net payments related to intercompany financing	40,122	(40,122)	—	—	—
Net cash used in financing activities	(13,161)	(40,150)	(4,158)	—	(57,469)
Net change in cash and cash equivalents	(9,451)	—	588	—	(8,863)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$114,650	$—	$41,399	$—	$156,049

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(31,545)	$44,344	$1,548	$—	$14,347
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(14,393)	(178)	—	(14,571)
Proceeds from sale of businesses	—	142,281	52	—	142,333
Acquisition of businesses	—	(320)	—	—	(320)
Net cash provided by (used in) investing activities	—	127,568	(126)	—	127,442
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,005	—	—	—	7,005
Windfall tax benefits associated with equity-based compensation	194	—	—	—	194
Repayment of long-term debt	(43,438)	—	—	—	(43,438)
Debt issuance costs	(13,457)	—	—	—	(13,457)
Repayment of capital lease obligations	(210)	—	—	—	(210)
Other	—	1,157	(1,700)	—	(543)
Net payments related to intercompany financing	173,069	(173,069)	—	—	—
Net cash provided by (used in) financing activities	123,163	(171,912)	(1,700)	—	(50,449)
Net change in cash and cash equivalents	91,618	—	(278)	—	91,340
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752
Cash and cash equivalents at end of period	$155,434	$—	$40,658	$—	$196,092

Note 17.	Subsequent Event
Divestiture
On October 29, 2012, the Company entered into an asset purchase agreement to sell its Phoenix, Arizona area hospice operations in an all cash transaction. The sale is expected to close on or about December 1, 2012 and includes three locations in the Phoenix area market that provide inpatient and routine hospice services.

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
Acquisitions
Effective August 31, 2012, the Company completed its acquisition of the assets and business of Family Home Care Corporation, one of the leading providers of home health and hospice services in the Washington and Idaho markets. Total consideration of $12.3 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($5.6 million), identifiable intangible assets ($6.2 million) and other assets ($0.5 million).
Effective August 31, 2012, the Company completed its acquisition of the assets and business of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi. Total consideration of $4.7 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($3.3 million) and identifiable intangible assets ($1.4 million).
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of $5.5 million, excluding transaction costs and subject to post-closing adjustments, which consideration included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2.0 million is payable under the option agreement if certain earnout conditions are met, which the Company valued at $1.9 million, on a discounted cash flow basis, and recorded as other accrued expenses on the Company consolidated balance sheet at September 30, 2012. The consideration was paid at the time of closing from the Company's existing cash reserves. The purchase price was allocated to goodwill ($5.8 million) and identifiable intangible assets ($1.6 million).
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
Louisiana Home Health and Hospice Dispositions
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first nine months of 2012 and established a receivable of approximately $0.5 million.
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
Homemaker Services Agency Disposition
Effective October 14, 2011, the Company completed the sale of its IDOA business to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During the first nine months of 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions and received such funds in July 2012.
Rehab Without Walls® Disposition
Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million. The consideration consisted of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million which was received by the Company in September 2012.

Results of Operations
The comparison of results of operations between 2012 and 2011 has been impacted significantly by the following items:

•
During the third quarter of 2012, the Company initiated an effort to re-brand all of its branch operations under the single Gentiva name. In connection with this re-branding effort, the Company recorded a $19.1 million non-cash write-off of remaining trade name balances for the third quarter and first nine months of 2012, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statements of comprehensive income.

•
The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $0.1 million and $5.5 million for third quarter and the first nine months of 2012, respectively, and $9.8 million and $34.9 million in the third quarter and first nine months of 2011, respectively.

•	The Company has closed a significant number of branch operations, sold a number of operating units and has completed several acquisitions affecting the reporting periods presented as follows:

•
During the third quarter of 2012, the Company completed the acquisitions of Family Home Care, North Mississippi Hospice and Advocate Hospice. See Note 3 to the Company's consolidated financial statements for more information.

•	During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana.

•
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

•
As a result of these activities, the Company’s net revenues comparisons were negatively impacted for the third quarter and first nine months of 2012 by approximately $20.1 million and $61.5 million, respectively, as compared to the corresponding periods of 2011.

•
The Company recognized dividend income of approximately $4.0 million and $8.6 million in the third quarter and first nine months of 2011, respectively, representing a 12% cumulative preferred dividend received on the partial sale of the Company’s preferred stock investment in CareCentrix in April 2011.

•
During the third quarter of 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill. The triggering event was the change in business climate, including uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value. As such, the Company recognized an impairment loss of approximately $602.1 million during the third quarter and first nine months of 2011.

•
In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company continued to progress with its review of alternatives to replacing various field operating systems and in connection with that review recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company's consolidated statements of operations for the third quarter and first nine months of 2011.

•
The Company disposed of its Rehab Without Walls® business during the third quarter of 2011. The Company recognized a gain of approximately $9.1 million associated with the sale of this business. The Company also concluded that the assets of the homemaker services agency business in Illinois met the definition of assets held for sale and included both the Rehab Without Walls® business and the homemaker services agency business in discontinued operations for all periods presented.

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	Third Quarter			First Nine Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Home Health	$234.7	$253.2	(7.3)%	$710.3	$763.6	(7.0)%
Hospice	189.7	196.5	(3.4)%	577.5	586.0	(1.4)%
Total net revenues	$424.4	$449.7	(5.6)%	$1,287.8	$1,349.6	(4.6)%
Net revenues by major payer source are as follows (in millions):

	Third Quarter
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$185.0	$177.4	$362.4	$200.3	$182.0	$382.3
Medicaid and Local Government	12.2	6.9	19.1	13.2	8.0	21.2
Commercial Insurance and Other:
Paid at episodic rates	21.4	—	21.4	19.3	—	19.3
Other	16.1	5.4	21.5	20.4	6.5	26.9
Total net revenues	$234.7	$189.7	$424.4	$253.2	$196.5	$449.7

	First Nine Months
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$561.7	$539.0	$1,100.7	$601.6	$543.0	$1,144.6
Medicaid and Local Government	35.7	21.2	56.9	39.8	23.4	63.2
Commercial Insurance and Other:
Paid at episodic rates	62.8	—	62.8	58.1	—	58.1
Other	50.1	17.3	67.4	64.1	19.6	83.7
Total net revenues	$710.3	$577.5	$1,287.8	$763.6	$586.0	$1,349.6

For the third quarter of 2012 as compared to the third quarter of 2011, net revenues decreased by $25.3 million, or 5.6 percent, to $424.4 million from $449.7 million. For the first nine months of 2012 as compared to the first nine months of 2011, net revenues decreased by $61.8 million, or 4.6 percent, to $1.29 billion from $1.35 billion.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2012 net revenues were $234.7 million, down $18.5 million, or 7.3 percent, from $253.2 million in the prior year period. For the first nine months of 2012, net revenues were $710.3 million, down $53.3 million million, or 7.0 percent, from $763.6 million in the prior year period. The decrease is primarily attributable to closed or divested branches, the net decrease in Medicare reimbursement rates and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.
A summary of the impact on net revenues from branches that were closed, divested or acquired for each of the respective reporting periods in 2011 and 2012 follows (in millions):

	Third quarter			First Nine Months
	2011	2012	Impact	2011	2012	Impact
Medicare	$13.5	$1.3	$(12.2)	$40.8	$4.8	$(36.0)
Medicaid and Local Government	0.5	0.4	(0.1)	1.3	1.0	(0.3)
Commercial Insurance and Other:
Paid at episodic rates	1.5	—	(1.5)	4.8	0.6	(4.2)
Other	2.0	0.2	(1.8)	6.5	0.5	(6.0)
Total net revenues	$17.5	$1.9	$(15.6)	$53.4	$6.9	$(46.5)
The Company’s episodic revenues decreased 6.0 percent and 5.3 percent for the third quarter and first nine months of 2012, respectively. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	Third quarter			First Nine Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Home Health
Medicare	$185.0	$200.3	(7.6)%	$561.7	$601.6	(6.6)%
Non-Medicare PPS	21.4	19.3	10.9%	62.8	58.1	8.0%
Total	$206.4	$219.6	(6.0)%	$624.5	$659.7	(5.3)%
Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Episodes	71,300	72,000	(1.0)%	216,000	216,400	(0.2)%
Revenue per episode	$2,900	$3,050	(5.1)%	$2,900	$3,050	(5.2)%
Episode volume for the third quarter of 2012 decreased 1.0 percent and for the first nine months of 2012 decreased 0.2 percent as compared to the corresponding periods of 2011. Excluding the impact of branch closures, divestitures and acquisitions, episodes would have increased by 6.1 percent and 6.7 percent, respectively, for the third quarter and first nine months of 2012 compared to the same periods in 2011. Similarly, admissions decreased by 2.6 percent for the third quarter, from 49,900 in the third quarter of 2011 to 48,600 in the third quarter of 2012, and by 1.3 percent for the first nine months of 2012, from 150,700 for the first nine months of 2011 to 148,800 in the first nine months of 2012. Excluding the impact of branch closures, divestitures and acquisitions, admissions would have increased by 4.5 percent and 5.5 percent for third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. There were approximately 1.47 episodes and 1.45 episodes, respectively, for each admission during the third quarter and first nine months of 2012 compared to 1.44 episodes for each admission during both the third quarter and first nine months of 2011.

In both the third quarter and first nine months of 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent as compared to 87 percent for the corresponding periods in 2011.
Revenues from Medicaid and Local Government payer sources were $12.2 million and $35.7 million in the third quarter and first nine months of 2012, respectively, as compared to $13.2 million and $39.8 million in the third quarter and first nine months of 2011, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $16.1 million in the third quarter of 2012 as compared to $20.4 million in the third quarter of 2011. For the first nine months of 2012, as compared to the corresponding period of 2011, revenues from Commercial Insurance and Other payer sources were $50.1 million and $64.1 million, respectively.
Net revenues from the Company’s Rehab Without Walls® business were $4.2 million and $15.5 million in the third quarter and first nine months of 2011, respectively. Net revenues from the Company’s homemaker services agency business in Illinois were $2.5 million and $7.2 million in the third quarter and first nine months of 2011, respectively. These amounts are included within discontinued operations in the Company’s consolidated statements of comprehensive income.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter and first nine months of 2012 net revenues were $189.7 million and $577.5 million, respectively, as compared to $196.5 million and $586.0 million in the corresponding periods of 2011. The decrease is primarily attributable to the impact of closed or divested branches and lower admission volumes as compared to the 2011 periods.
A summary of the impact on net revenues from branches that were closed, divested or acquired for each of the respective reporting periods in 2011 and 2012 follows (in millions):

	Third Quarter			First Nine Months
	2011	2012	Variance	2011	2012	Variance
Medicare	$5.6	$1.5	$(4.1)	$17.4	$4.1	$(13.3)
Medicaid and Local Government	0.2	—	(0.2)	1.0	—	(1.0)
Commercial Insurance and Other:	0.2	—	(0.2)	0.8	0.1	(0.7)
Total net revenues	$6.0	$1.5	$(4.5)	$19.2	$4.2	$(15.0)
Key Company statistics relating to Hospice were as follows:

	Third Quarter			First Nine Months
	2012	2011	Percentage Variance	2012	2011	Percentage Variance
Average Daily Census	13,600	14,100	(3.8)%	13,700	13,900	(1.9)%
Revenue per Patient Day	$152	$152	0.3%	$154	$154	0.1%
For the third quarter and first nine months of 2012, Average Daily Census (“ADC”) approximated 13,600 patients and 13,700 patients, respectively, as compared to 14,100 patients and 13,900 patients, respectively, for the third quarter and first nine months of 2011. The average length of stay of patients at discharge was 101 days and 89 days for the third quarter and first nine months of 2012, respectively. The average length of stay of patients at discharge was 86 days and 94 days for the third quarter and first nine months of 2011, respectively.
Medicare revenues were $177.4 million and $539.0 million in the third quarter and first nine months of 2012, respectively, as compared to $182.0 million and $543.0 million in the corresponding periods of 2011. Medicaid revenues were $6.9 million and $21.2 million for the third quarter and first nine months of 2012, respectively, as compared to $8.0 million and $23.4 million for the corresponding periods of 2011. Commercial Insurance and Other revenues in the third quarter and first nine months of 2012 were $5.4 million and $17.3 million, respectively, as compared to $6.5 million and $19.6 million in the corresponding periods of 2011.

Gross Profit
The following table reflects gross profit by business segment for 2012 and 2011 (in millions):

	Third Quarter			First Nine Months
	2012	2011	Variance	2012	2011	Variance
Gross Profit:
Home Health	$114.5	$124.3	$(9.8)	$349.2	$388.2	$(39.0)
Hospice	86.1	82.5	3.6	259.1	253.5	5.6
Total	$200.6	$206.8	$(6.2)	$608.3	$641.7	$(33.4)
As a percent of revenue:
Home Health	48.8%	49.1%	(0.3)%	49.2%	50.8%	(1.6)%
Hospice	45.3%	42.0%	3.3%	44.9%	43.3%	1.6%
Total	47.3%	46.0%	1.3%	47.2%	47.6%	(0.4)%
Gross profit decreased by $6.2 million, or 3.0 percent, for the third quarter of 2012 as compared to the third quarter of 2011. For the first nine months of 2012, gross profit decreased by $33.4 million, or 5.2 percent, as compared to the first nine months of 2011.
For the third quarter and first nine months of 2012, gross profit as a percentage of revenues within the Home Health segment declined by 0.3 percent and 1.6 percent, respectively, as compared to the corresponding periods of 2011. The decreases resulted from (i) the net decrease in Medicare reimbursement rates for 2012, partially offset by (ii) closed or divested branches with lower gross profit percentages, (iii) growth in the Company’s higher margin specialty programs, and (iv) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.
Hospice gross profit as a percentage of revenues increased 3.3 percent and 1.6 percent for the third quarter and first nine months of 2012, respectively, as compared to the third quarter and first nine months of 2011. The increases were primarily due to (i) improved management of direct labor and supply costs and (ii) the impact of the closed and divested branches with lower gross profit percentages.
Gross profit was impacted by depreciation expense of approximately $0.2 million in the third quarter of both 2012 and 2011 and $0.7 million in the first nine months of both 2012 and 2011.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 11.7 percent, or $21.4 million, to $161.2 million for the third quarter of 2012, as compared to $182.6 million for the third quarter of 2011, and decreased 8.8 percent, or $48.2 million, to $498.8 million for the first nine months of 2012, as compared to $547.0 million for the first nine months of 2011. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.1 million and $5.5 million in the third quarter and first nine months of 2012, respectively, and $9.8 million and $34.9 million in the third quarter and first nine months of 2011, respectively, were excluded, the decrease in selling, general and administrative expenses would have been approximately 6.7 percent, or $11.6 million, for the third quarter of 2012, as compared to the third quarter of 2011, and 3.7 percent, or $18.8 million, for the first nine months of 2012, as compared to the first nine months of 2011.
The decrease in the third quarter of 2012, as compared to the third quarter of 2011, was primarily attributable to (i) legal settlements ($6.5 million), (ii) Home Health field operating, selling and administrative costs ($13.0 million), (iii) cost savings initiatives and other restructuring costs ($3.3 million), (iv) decrease in provision for doubtful accounts ($1.0 million) and (v) depreciation and amortization ($0.8 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($1.0 million), (ii) Hospice field operating, selling and administrative costs ($1.8 million) and (iii) equity-based compensation expense ($0.4 million).
The decrease in the first nine months of 2012, as compared to the first nine months of 2011, was primarily attributable to (i) legal settlements ($20.0 million), (ii) Home Health field operating, selling and administrative costs ($32.0 million), (iii) cost savings initiatives and other restructuring costs ($9.4 million), (iv) decrease in provision for doubtful accounts ($1.9 million), (v) equity-based compensation expense ($0.2 million) and (vi) depreciation and amortization ($1.2 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($7.0 million) and (ii) Hospice field operating, selling and administrative costs ($9.5 million). During the first nine months of 2012, selling, general and administrative expenses were negatively impacted by the costs associated with Amendment No. 3 to the Company’s credit agreement of approximately $1.2 million.
Depreciation and amortization expense included in selling, general and administrative expenses was $6.4 million and $20.6 million in the third quarter and first nine months of 2012, respectively, as compared to $7.2 million and $21.9 million for the corresponding periods of 2011.
Dividend Income
During the third quarter and first nine months of 2011, the Company sold its remaining investment in CareCentrix Holdings Inc. The Company recognized dividend income in the third quarter and first nine months of 2011 of approximately $4.0 million and $8.6 million, respectively, representing accumulated and unpaid dividends on the preferred shares which were reflected in dividend income in the Company's consolidated statements of comprehensive income. The Company also recognized a net gain of approximately $68.3 million which was reflected in equity in net earnings of CareCentrix, including gain on sale in the Company's consolidated statements of comprehensive income. See Note 2 to the Company’s consolidated financial statements for additional information.
Interest Income and Interest Expense and Other
For the third quarter and first nine months of 2012, net interest expense and other was approximately $22.9 million and $67.1 million, respectively, consisting primarily of interest expense and other of $23.6 million and $69.1 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $2.0 million, respectively, earned on investments and existing cash balances and, for the first nine months of 2012, charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the Company’s revolving credit facility.
For the third quarter and first nine months of 2011, net interest expense and other was approximately $20.7 million and $68.3 million, respectively, consisting primarily of interest expense and other of $21.3 million and $70.3 million, respectively, associated with borrowings and fees under the credit agreement and outstanding letters of credit and amortization of debt issuance costs, partially offset by interest income of $0.6 million and $2.0 million, respectively, earned on investments and existing cash balances and for the first nine months of 2011, charges of $3.8 million relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.
Income Tax Expense
The Company recorded an income tax benefit of $1.3 million and an income tax provision $10.9 million for the third quarter and first nine months of 2012, respectively. The Company’s effective income tax rate for the first nine months of 2012 was 37.9 percent. The rate for the first nine months is lower than what is expected for the full year as a result of an issue being effectively settled with the IRS and a reversal of related reserves in the first nine months of 2012 . The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.9 percent for the first nine months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.0 percent), other items (approximately 0.4 percent), partially offset by changes in tax reserves (approximately 2.5 percent).
The Company recorded income tax benefits of $87.5 million and $77.0 million for the third quarter and first nine months of 2011, respectively. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 12.7 percent for the first nine months of 2011 is primarily due to state income taxes, net of federal benefit (approximately 4.7 percent), offset by the impact of impairment of goodwill, intangibles and other long-lived assets (approximately 26.2 percent) and changes in tax reserves and other (approximately 0.8 percent).
Discontinued Operations, Net of Tax
For the third quarter and first nine months of 2011, discontinued operations, net of tax reflected a gain of $6.0 million, or $0.20 per diluted share, and $7.1 million, or $0.23 per diluted share, respectively, associated with the Company’s homemaker services agency business in Illinois, the Company’s Rehab Without Walls® business and a change in settlement of the Company’s post closing liabilities in connection with the sale of its HME and IV businesses. For the first nine months of 2011, discontinued operations included a pre-tax gain of approximately $9.1 million on the sale of the Company's Rehab Without Walls® business.

Net Income Attributable to Gentiva Shareholders
For the third quarter of 2012, net loss attributable to Gentiva shareholders was $0.5 million, or $0.02 per diluted share, compared with net loss of $473.8 million, or $15.62 per diluted share, for the corresponding period of 2011. For the first nine months of 2012, net income attributable to Gentiva shareholders was $18.2 million, or $0.60 per diluted share, compared to a net loss of $455.1 million, or $15.04 per diluted share, for the first nine months of 2011.
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
After adjusting for certain items which include cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements, and tax reserves as noted in the tables below, adjusted income from continuing operations attributable to Gentiva shareholders was $9.9 million, or $0.32 per diluted share, for the third quarter of 2012 as compared to $8.3 million, or $0.27 per diluted share, for the corresponding period of 2011. Adjusted income from continuing operations attributable to Gentiva shareholders was $28.0 million, or $0.91 per diluted share, for the first nine months of 2012 as compared to $38.0 million, or $1.23 per diluted share, for the corresponding period of 2011.
A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2012			September 30, 2011
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$9,854	$0.32		$8,285	$0.27
Goodwill, intangible and other long-lived asset impairment, net of tax	(19,132)	(11,352)	(0.38)	(643,305)	(547,118)	(18.03)
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	(370)	1,006	0.03	—	68,328	2.24
Dividend income	—	—	—	3,977	2,630	0.09
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(53)	(31)	—	(9,845)	(6,356)	(0.21)
Tax reserves on OIG legal settlement	—	—	—	—	(5,503)	(0.18)
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	0.01	—	—	—
Loss from continuing operations attributable to Gentiva shareholders		(523)	(0.02)		(479,734)	(15.82)
Add back: Net income attributable to noncontrolling interests		148	0.01		134	—
Loss from continuing operations		$(375)	$(0.01)		$(479,600)	$(15.82)

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$27,994	$0.91		$37,953	$1.23
Goodwill, intangible and other long-lived asset impairment, net of tax	(19,132)	(11,352)	(0.37)	(643,305)	(547,118)	(18.08)
Gain on sale of businesses	5,447	3,248	0.11	—	—	—
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	(370)	1,006	0.03	—	68,328	2.26
Dividend income	—	—	—	8,590	5,435	—
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	5,469	(3,246)	(0.10)	(34,856)	(21,301)	(0.70)
Tax reserves on OIG legal settlement	—	576	0.02	(5,503)	(5,503)	(0.18)
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	—	—	—	0.02
Income (loss) from continuing operations attributable to Gentiva shareholders		18,226	0.60		(462,206)	(15.27)
Add back: Net income attributable to noncontrolling interests		624	0.02		452	0.01
Income (loss) from continuing operations		$18,850	$0.62		$(461,754)	$(15.26)

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
The Company’s credit agreement provides for $860.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million, which was reduced from $125 million as a result of an amendment to the Company’s credit agreement entered into on March 6, 2012. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes in 2010. See Note 10 to the Company’s consolidated financial statements for additional information.
During the first nine months of 2012, net cash provided by operating activities was $74.6 million. In addition, the Company had proceeds of $5.7 million from the sale of businesses of and $2.4 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2012, the Company used $4.1 million for debt issuance costs, $50.0 million for the repayment of debt, $9.2 million for capital expenditures and $5.0 million for repurchases of the Company’s common stock under the Company’s stock repurchase program.
Net cash provided by operating activities increased by $60.3 million in the first nine months of 2012 from $14.3 million for the first nine months of 2011 to $74.6 million. The increase was primarily due to improvements in net cash provided by operations prior to changes in assets and liabilities ($39.8 million), accounts receivable ($38.2 million), changes in current liabilities ($11.0 million), and other ($7.0 million), partially offset by changes in prepaid expenses and other current assets ($35.7 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Variance
OPERATING ACTIVITIES:
Net income (loss)	$18,850	$(454,658)	$473,508
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	21,375	22,534	(1,159)
Amortization and write-off of debt issuance costs	10,391	12,857	(2,466)
Provision for doubtful accounts	4,183	5,744	(1,561)
Equity-based compensation expense	5,722	5,863	(141)
Windfall tax benefits associated with equity-based compensation	—	(194)	194
Goodwill, intangibles and other long-lived asset impairment	19,132	643,305	(624,173)
Gain on sale of businesses	(5,447)	(9,088)	3,641
Equity in net earnings of CareCentrix	(1,006)	(69,582)	68,576
Deferred income tax expense (benefit)	27,700	(95,672)	123,372
Total cash provided by operations prior to changes in assets and liabilities	$100,900	$61,109	$39,791
The $39.8 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2012 and 2011 periods is primarily related to net income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of businesses and deferred income taxes.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$2,509	$(1,876)	$4,385
Payroll and related taxes	(12,180)	(16,328)	4,148
Deferred revenue	5,002	3,231	1,771
Medicare liabilities	4,999	(11,726)	16,725
Obligations under insurance programs	(875)	(7,347)	6,472
Accrued nursing home costs	(3,657)	(2,489)	(1,168)
Other accrued expenses	(35,887)	(14,518)	(21,369)
Total changes in current liabilities	$(40,089)	$(51,053)	$10,964
The primary drivers for the $11.0 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $4.4 million between the 2012 and 2011 reporting periods, primarily related to timing of payments.

•	Payroll and related taxes, which had a positive impact of $4.1 million between the 2012 and 2011 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a positive impact of $1.8 million between the 2012 and 2011 reporting periods.

•	Medicare liabilities, which had a positive impact of $16.7 million between the 2012 and 2011 reporting periods.

•
Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $6.5 million between the 2012 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $1.1 million between the 2012 and 2011 reporting periods, due primarily to the timing of payments.

•
Other accrued expenses, which had a negative impact on the change in operating cash flow of $21.4 million between the 2012 and 2011 reporting periods, due primarily to the impact of payments associated with the settlement of the Odyssey continuous care investigation, payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities as well as timing of accrued interest payments under the Company’s credit facilities.

Working capital at September 30, 2012 was approximately $211 million, a decrease of $14 million as compared to approximately $225 million at December 31, 2011, primarily due to:

•	a $17 million increase in prepaid expenses and other current assets;

•	a $9 million decrease in cash and cash equivalents;

•	a $36 million decrease in accounts receivable;

•	a $16 million decrease in deferred tax assets; and

•
a $30 million decrease in current liabilities, consisting of decreases in payroll and related taxes ($12 million), obligations under insurance programs ($1 million), nursing home costs ($4 million), other accrued expenses ($33 million), partially offset by increases in current portion of long-term debt ($7 million), deferred revenue ($5 million)Medicare liabilities ($5 million) and accounts payable ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of September 30, 2012, Days Sales Outstanding (“DSO”) relating to continuing operations was 52 days, a decrease of 3 days from December 31, 2011, primarily driven by resolution of hospice accounts receivable associated with a vendor billing system upgrade and processing delays with the Company’s Medicare intermediaries.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 44 days at September 30, 2012 and 48 days at December 31, 2011.
Accounts receivable attributable to major payer sources of reimbursement at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$190,997	$171,737	$12,927	$5,033	$1,300
Medicaid and Local Government	36,608	28,190	4,125	4,217	76
Commercial Insurance and Other	35,306	26,666	4,995	3,498	147
Self - Pay	1,703	833	448	326	96
Gross Accounts Receivable	$264,614	$227,426	$22,495	$13,074	$1,619

	December 31, 2011
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$217,028	$191,366	$20,638	$4,363	$661
Medicaid and Local Government	46,553	32,576	10,515	3,418	44
Commercial Insurance and Other	36,454	27,230	5,814	2,484	926
Self - Pay	2,116	699	699	563	155
Gross Accounts Receivable	$302,151	$251,871	$37,666	$10,828	$1,786

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Third Quarter Ended
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	79%	93%	85%	79%	93%	85%
Medicaid and Local Government	5%	4%	5%	5%	4%	5%
Commercial Insurance and Other:
Paid at episodic rates	9%	—	5%	8%	—	4%
Other	7%	3%	5%	8%	3%	6%
Total net revenues	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	79%	93%	86%	79%	93%	85%
Medicaid and Local Government	5%	4%	4%	5%	4%	5%
Commercial Insurance and Other:
Paid at episodic rates	9%	—	5%	8%	—	4%
Other	7%	3%	5%	8%	3%	6%
Total net revenues	100%	100%	100%	100%	100%	100%
CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During both the third quarter and first nine months of 2012, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes would decrease the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments.
A summary of the components of Gentiva’s annual Medicare home health reimbursement base episodic rate adjustment follows:

Calendar Year	Net Market Basket Update	Case Mix Creep Adjustment	Outlier Payment Adjustment	Rural Add-on / Other	Net Reimbursement Change	Base Episodic Rate
2013	1.30%	(1.32)%	—	—	(0.02)%	$2,138
2012	1.40%	(3.79)%	—	—	(2.39)%	$2,139
2011	1.10%	(3.79)%	(2.50)%	0.30%	(4.89)%	$2,192
2010	2.00%	(2.75)%	2.50%	0.50%	2.25%	$2,313

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
Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In July 2012, CMS announced the cap amount for the 2012 cap year of $25,377 per beneficiary, which period ran from November 1, 2011 through October 31, 2012.
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
Credit Arrangements
As of September 30, 2012 , the Company’s credit arrangements include a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (which was reduced from $125 million on March 6, 2012) (collectively the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
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
As of September 30, 2012 , advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million at September 30, 2012 and $41.8 million at December 31, 2011. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
As of September 30, 2012, the mandatory aggregate principal payments of long-term debt were $2.9 million in 2012, $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at June 30, 2012 and 6.9 percent per annum at December 31, 2011.
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
On November 28, 2011, the Company entered into Amendment No. 2 to the Credit Agreement, which provided for modification to the definition of “Consolidated EBITDA” contained in the Credit Agreement to allow for the add-back of costs associated with the Company’s cost realignment activities and operating losses associated with branches closed or sold during the fourth quarter of 2011 and to reset the maximum consolidated leverage ratio for the fourth quarter of 2011 to 4.75 to 1.00. As of September 30, 2012, the Company was in compliance with all covenants in the Credit Agreement.
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
As of September 30, 2012, the Company’s consolidated leverage ratio was 4.7x and the Company’s interest coverage ratio was 2.7x.

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
Capital Expenditures
The Company’s capital expenditures for the nine months ended September 30, 2012 were $9.2 million as compared to $14.6 million for the nine months ended September 30, 2011. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $12 million and $14 million for 2012. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $156.0 million as of September 30, 2012, including operating funds of approximately $6.0 million exclusively relating to a non-profit hospice operation managed in Florida.
The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
During the nine months ended September 30, 2012, the Company repurchased 605,077 shares of its outstanding common stock for total consideration of approximately $5.0 million. The Company’s Credit Agreement provides for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of September 30, 2012, the Company had outstanding borrowings of $938.1 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 30, 2012 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$613,125	$21,693	$125,000	$466,432	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	365,111	77,191	148,677	101,868	37,375
Capital lease obligations	59	59	—	—	—
Operating lease obligations	123,866	41,694	55,040	19,650	7,482
Other contingent liabilities	1,900	1,900	—	—	—
Total	$1,429,061	$142,537	$328,717	$587,950	$369,857

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At September 30, 2012, the cash interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.

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
The Company had total letters of credit outstanding of approximately $45.4 million at September 30, 2012 and $41.8 million at December 31, 2011. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.1 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.
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
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of September 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $613.1 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.1 million per year, assuming a similar capital structure.

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
Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 13 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.
_____________________________________
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)
3.2	Amended and Restated By-Laws of Company. (2)
4.1	Specimen of common stock. (3)
4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)
4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)
4.4	Form of 11.5% Senior Note. (5)
4.5
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

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

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 6, 2012	/s/ Tony Strange
Tony Strange
Chairman, Chief Executive Officer and President

Date: November 6, 2012	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)
3.2	Amended and Restated By-Laws of Company. (2)
4.1	Specimen of common stock. (3)
4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (4)
4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (5)
4.4	Form of 11.5% Senior Note. (5)
4.5
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

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