Form 10-K
period 2012-12-31
GENTIVA HEALTH SERVICES INC
filed 2013-03-11
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of registrant’s most recently completed second fiscal quarter, was $197,199,983 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.
The number of shares outstanding of the registrant’s common stock, as of March 1, 2013, was 30,891,615.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2013 Annual Meeting of Shareholders is incorporated by reference into PART III.

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
Special Caution Regarding Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of healthcare reform legislation and its implementation through governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	compliance with any corporate integrity agreement affecting the Company's operations;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to natural disasters, pandemic outbreaks, terrorist acts or cyber attacks;

•	availability, effectiveness, stability and security of the Company's information technology systems;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	ability to maintain compliance with financial covenants under the Company’s credit agreement;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.
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

Introduction
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services and hospice services serving patients through approximately 430 locations in 40 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated primarily from federal and state government programs and, to a lesser extent, commercial insurance and individual consumers.
The Company’s operations involve servicing patients and customers through (i) its Home Health segment and (ii) its Hospice segment. Discontinued operations represent services and products provided to patients through the Company's respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses, the Company’s Rehab Without Walls® business and the Company’s homemaker services business in Illinois ("IDOA").
During 2012, the Company completed three acquisitions for total cash consideration of $22.3 million. These transactions were done primarily to extend the Company's geographic coverage areas in both home health and hospice. A summary of the transactions for 2012, 2011 and 2010 and the cash consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Family Home Care Corporation	Washington and Idaho	August 31, 2012	$12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.5
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
Odyssey HealthCare, Inc.	Nationwide	August 17, 2010	1,087.0
United Health Care Group, Inc.	Louisiana	May 15, 2010	6.0
Heart to Heart Hospice of Starkville, LLC	Mississippi	March 5, 2010	2.5
In connection with the acquisition of Odyssey in August 2010, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes.
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold its consulting business. A summary of the Company's operations which were sold during 2012, 2011 and 2010 is as follows (in millions):

Dispositions:	Date	Consideration
Phoenix area hospice operations	November 30, 2012	$3.5
Gentiva Consulting	May 31, 2012	0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
Certain home health branches-Utah, Michigan, Nevada and Brooklyn, New York	Fourth Quarter 2011	1.6
Iowa home health branch	January 30, 2010	0.3
Furthermore, during 2011 and 2010, the Company sold its IDOA business based in Illinois, Rehab Without Walls® business and its HME and IV businesses in order to focus on its core businesses, home health and hospice. A summary of these transactions follow (in millions):

Discontinued operations:	Date	Consideration
IDOA	October 14, 2011	$2.4
Rehab Without Walls®	September 10, 2011	9.8
HME and IV businesses	February 1, 2010	16.4
The Company considered these business units as operating segments and, as such, the financial results of these businesses were reported as discontinued operations for all periods presented in the Company’s consolidated financial statements.
During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of comprehensive income. See Note 7 to the Company's consolidated financial statements for more information.
The impact of these transactions has been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 4 to the Company's consolidated financial statements for more information.
Business Segments
The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments.
Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2012, is contained under “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 “Business Segment Information” to the Company’s consolidated financial statements.
Home Health
The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. As of December 31, 2012, the Home Health segment conducted its business through approximately 265 locations located in 38 states.
The Company conducts direct home nursing and therapy services operations through licensed and Medicare-certified agencies from which the Company provides various combinations of skilled nursing and therapy services and paraprofessional nursing services to adult and elder patients. Reimbursement sources primarily include government programs, such as Medicare and Medicaid and, secondarily, private sources, such as health insurance plans, managed care organizations, long term care insurance plans and personal funds. Gentiva’s direct home nursing and therapy services operations are organized in one division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into five geographical regions, which are further separated into geographical operating areas. Each operating area includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.
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
Discontinued operations represent services and products provided to patients through the Company's respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses, the Company’s Rehab Without Walls® business and the Company’s IDOA business. Prior periods have been reclassified to conform with current presentation. See Note 4 to the Company’s consolidated financial statements for additional information.
Hospice
The Hospice segment serves terminally ill patients and their families through approximately 165 locations operating in 30 states. Like Home Health, Hospice operations are also organized in a single division, which is staffed with clinical, operational, human resource, finance and sales teams. The division is separated into four geographic regions, which in turn are further separated into geographic operating areas, each of which includes branch locations through which our hospice agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care.

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
The Hospice segment has under development focused specialty programs that include:

•
Memory Care Specialty Program, which will provide an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Payers
A summary of the Company’s net revenues by major payer classification follows:

	For the Year Ended
	2012		2011		2010
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	79%	93%	79%	93%	77%	93%
Medicaid and Local Government	5	4	5	4	6	4
Commercial Insurance and Other:
Paid at episodic rates	9	—	8	—	8	—
Other	7	3	8	3	9	3
Total net revenues	100%	100%	100%	100%	100%	100%
Trademarks
The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY®, GREAT HEALTHCARE HAS COME HOME®, HEALTHFIELD®, LIFESMART®, ODYSSEY HEALTHCARE, INC.®, ODYSSEY HEALTHCARE AND DESIGN®, SAFE STRIDES®, VISTACARE® and VISTACARE AND DESIGN®. Certain of the Company’s subsidiaries operate under trade names, including GILBERT’S(SM), MID-SOUTH(SM), PHYSICIANS HOME HEALTH CARE (SM), TAR HEEL (SM), TOTAL CARE (SM) and WIREGRASS (SM).
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
Competitive Position
Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based agencies (hospital, nursing home, rehabilitation facility, government agency) to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home health services markets in which the Company operates. In addition to several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations, both for profit and not-for-profit. Based on available information, the Company believes that its home health services business held approximately a 4 percent Medicare home health reimbursement market share in 2011. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.
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
Hospice. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill. Based on available information, the Company believes that its hospice operations held approximately a 5 percent Medicare hospice reimbursement market share in 2011.
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

Number of Persons Employed
At December 31, 2012 and December 31, 2011, the Company employed full-time administrative, sales associates and clinical associates on both a salaried and pay-per-visit basis, who were also eligible for benefits, approximately as follows:

	As of December 31
	2012	2011
Clinical associates:
Home Health:
Salaried employees	600	500
Pay per visit	4,400	4,300
Total Home Health	5,000	4,800
Hospice	4,400	4,800
Total clinical associates	9,400	9,600
Administrative and sales associates	5,200	5,200
Total	14,600	14,800
The Company also employs clinical associates on a temporary basis, as needed, to provide home health and hospice services. In 2012, the average number of temporary clinical associates employed on a weekly basis in the Company’s home health and hospice businesses was approximately 2,600, compared to approximately 2,500 in 2011.
The Company averaged 400 temporary clinical associates on a weekly basis associated with the Rehab Without Walls® and IDOA businesses in 2011 (during the period in which the Company owned such businesses).
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
As part of the extensive federal and state regulations and standards, the Company is subject to periodic audits, examinations and investigations conducted by, or at the direction of, governmental investigatory and oversight agencies. Periodic and random audits conducted or directed by these agencies could result in a delay in receipt or an adjustment to the amount of reimbursements due or received under Medicare, Medicaid, TRICARE and other federal and state healthcare programs. Violation of the applicable federal and state healthcare regulations can result in the Company’s exclusion from participating in these programs and can subject the Company to substantial civil and/or criminal penalties. The Company believes that it is currently in compliance with these regulations and standards.

Home Health
The Centers for Medicare & Medicaid Services (“CMS”) have implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy and (iv) wage index and other changes. In addition, as a result of the passage of the Patient Protection and Affordable Care Act (the “Affordable Care Act”), a 3.0 percent increase in Medicare payments for home health services in defined rural-areas of the country (“the rural add-on provision”) was implemented effective April 1, 2010. During 2012, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.40 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreased the base rate for an episode of service by 2.39 percent to $2,139. The final rule also shifted case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes also had a negative impact on the Company’s revenues in 2012 in addition to the base rate decrease. Overall, Gentiva experienced a 5.2 percent decrease in 2012 related to the above Medicare home health reimbursement adjustments.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration", were put in place which mandates an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013, although CMS has not yet issued implementation guidance.
A summary of the components of the annual Medicare home health reimbursement base episodic rate adjustments, without giving effect to any impact of sequestration, follows:

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

Hospice
In July 2011, CMS released a final rule, effective for services provided October 1, 2011 through September 30, 2012, that provided for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent decrease due to updated wage index data and a budget neutrality adjustment factor. In July 2012, CMS released a final rule, effective for services provided October 1, 2012 through September 30, 2013, that provides for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place which mandates an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013, although CMS has not yet issued implementation guidance.
Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In July 2012, CMS announced the cap amount for the 2012 cap year of $25,377 per beneficiary, which ran from November 1, 2011 through October 31, 2012.
Seasonality
During the third quarter, the Company has historically experienced a moderate seasonal decline in volume, as well as a decline in gross profit percentage for its Home Health services, due to increased labor costs associated with higher utilization of paid time off by the Company’s clinical associates during this period. During the fourth quarter, the Company’s Hospice business historically experiences a decline in admissions surrounding the holiday season.
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
We are highly leveraged. As of December 31, 2012, our total indebtedness was approximately $935.2 million. We also have an additional $110 million available for borrowing under our revolving credit facilities (without taking into account approximately $45.4 million of letters of credit that we have issued).
Our high degree of leverage could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	making it more difficult for us to make payments on the Senior Notes;

•	increasing our vulnerability to adverse changes in general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged than us.
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
Under the terms of our Credit Agreement and the indenture governing the Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. In addition, as of December 31, 2012, we had $110 million available for borrowing under our revolving credit facility (without taking into account approximately $45.4 million of letters of credit that we have issued). These borrowings and any other secured indebtedness permitted under agreements governing our indebtedness would be effectively senior to the Senior Notes and their guarantees to the extent of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

We may not be able to achieve the benefits that we expect to realize as a result of acquisitions we may make. Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.
We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from acquisitions, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

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
We may not be able to successfully integrate businesses that we may acquire.
Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate businesses that we may acquire. The process of integrating acquired businesses, involves risks. These risks include, but are not limited to:

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
In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and cash flow.
Our growth strategy may not be successful.
The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	our ability to achieve anticipated operational benefits, including leveraging referral sources;

•	the effects of competition;

•	pending initiatives concerning the levels of Medicare, Medicaid and private health insurance reimbursement and uncertainty concerning reimbursements in the future;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms;

•	our ability to integrate effectively and retain the businesses acquired by us through acquisitions we have made or may make; and

•	the requirement for obtaining Medicare licenses and certificates of need to operate in certain jurisdictions.

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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”) and, on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Reform Act”). The Health Care Reform Act mandates important changes to reimbursement for home health and hospice, including reductions in reimbursement levels. See “Risks Related to Healthcare Regulation” beginning on page 15.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration", were put in place which mandates an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013. There can be no assurance these changes will not adversely affect us.
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

An economic downturn, state budget pressures, sustained unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.
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
Volatility and disruption of the capital and credit markets in the United States can adversely affect access to capital and increase the cost of capital. We have used the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and strategic ventures, including acquisitions. We believe that we have adequate capital and liquidity to conduct any foreseeable initiatives that may develop over the near term; however, should current economic and market conditions deteriorate, our future cost of debt or equity capital and future access to capital markets may be adversely affected.
If an impairment of goodwill or intangible assets were to occur, our earnings would be negatively impacted.
Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets, net amounted to $656.4 million and $193.6 million, respectively, at December 31, 2012. We have assigned to our reportable business segments the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable.
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
During 2012, the Company initiated an effort to re-brand all of its branch operations under the single Gentiva name. In connection with this re-branding effort, the Company recorded a $19.1 million non-cash write-off of remaining trade name balances for the year 2012. Should business conditions or other factors deteriorate and negatively impact the estimated realizable value of future cash flows of our business segments, we could be required to further write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our results of operations could be negatively affected.
If we must write off a significant amount of long-lived assets, our earnings will be negatively impacted.
We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems. The net carrying value of fixed assets amounted to $41.4 million at December 31, 2012, which included deferred software development costs of $2.0 million primarily related to replacement of the Company’s financial, human resources and management information systems. We review these amounts at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a future determination that a significant impairment in value of our long-lived assets has occurred, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption and cost overruns associated with new business systems and technology initiatives.
We implemented new financial, payroll and human resources systems during 2011. Implementation and future development costs in excess of expectations or the failure of new systems and other technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.
We have risks related to obligations under our insurance programs.
We are obligated for certain costs under various insurance programs, including employee health and welfare, workers’ compensation, automobile and professional liability. We may be subject to workers’ compensation claims and lawsuits alleging negligence or other similar legal claims. We maintain various insurance programs to cover these risks with insurance policies subject to substantial deductibles and retention amounts. We also may be subject to exposure relating to employment law and other related matters for which we do not maintain insurance coverage. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures; however, should we experience a significant increase in losses resulting from workers’ compensation, professional liability or employee health and welfare claims, the resulting increase in provisions and/or required reserves could negatively affect our profitability.
An adverse ruling against us in certain litigation could have an adverse effect on our financial condition and results of operations.
We are involved in litigation incidental to the conduct of our business, including collective and class action lawsuits alleging violations by us of the Federal Fair Labor Standards Act and certain state wage and hour laws and a putative shareholder class action lawsuit alleging violations by us of the Securities Act of 1933 and Securities Exchange Act of 1934 and may be subject to additional lawsuits in the future. The damages claimed against us in such litigation are substantial. A more detailed description of these lawsuits and others is contained in Item 3, Legal Proceedings.
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
Our ability to conduct operations depends on the security and stability of our technology infrastructure. A failure in the security of our technology infrastructure or a significant disruption in service within our operations could materially adversely affect our business, the results of our operations and our financial position.
We rely on information technology systems to process, transmit and store electronic information in our operations. We have designed our information technology systems to protect against failures in security and service disruption. Despite the precautions we take, we may be subject to computer viruses, worms or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, which, if successful, could compromise our confidential information, including health information and identifiable personal information, disrupt our operations and subject us to additional liability, including governmental fines and penalties. Additionally, if our information technology systems fail to function properly or become unavailable for use, our operations could be materially affected. Any such security breach or service disruption in turn could materially adversely impact our business and financial results and harm our reputation.
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
The Health Care Reform Act mandates changes to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. Beginning October 1, 2012, the annual market basket rate increase for hospice providers is reduced by a formula that could cause payment rates to be lower than in the prior year.
Given the relatively recent enactment of the Health Care Reform Act, and taking into account proposed state reforms, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.
Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to Medicare cap amounts, which are calculated by Medicare.
In 2012, 90 percent of Gentiva’s total net revenues were generated from Medicare, Medicaid and local government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.
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
Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare. In July 2012, CMS announced that the Medicare cap would be $25,377 per beneficiary for the 2012 cap year, which is November 1, 2011 through October 31, 2012. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.
As part of its review of the Medicare hospice benefit, MedPAC recommended to Congress in its “Report to Congress: Medicare Payment Policy—March 2009” (“2009 MedPAC Report”) that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:

•	have relatively higher payments per day at the beginning of a patient’s hospice care and relatively lower payments per day as the length of the duration of the hospice patient’s stay increases; and

•	include relatively higher payments for the costs associated with patient death at the end of the hospice patient’s stay.
In January 2013, MedPAC reaffirmed the foregoing recommendations and recommended that the hospice rate should not be updated for fiscal 2014.
In addition, the Health Care Reform Act includes several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report will be enacted, whether any additional healthcare reform initiatives will be implemented, or whether the Health Care Reform Act or other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent in 2013. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.
Approximately 20 percent of our hospice revenues are derived from patients who reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to our hospice patients residing in nursing homes could reduce our net patient service revenue and profitability.
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

If we fail to comply with the terms of our Corporate Integrity Agreement, it could subject us to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.
We entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, concurrent with the execution of a settlement agreement with the United States, acting through the United States Department of Justice and on behalf of the OIG. The CIA imposes certain auditing, self-reporting and training requirements with which we must comply. If we fail to comply with the terms of its CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. A suspension or termination of participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition.
If any of our home health or hospice programs fail to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.
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
The operations of our home health business and hospice business are subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and treble damage claims if we violate the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996, the Balanced Budget Act of 1997 and the Health Care Reform Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from Medicare and Medicaid programs and other federal and state health care programs.
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
CMS has contracted with various Third Party Administrators (“TPAs”) including Recovery Audit Contractors (“RACs”), Zone Program Integrity Contractors (“ZPICs”) and others to perform post-payment reviews of health care providers. For example, in January 2010, CMS announced that it has approved two issues for the RACs to begin reviewing with respect to hospice providers. These initial hospice reviews focus on durable medical equipment services and other Medicare Part A and B services provided to hospice patients that are related to a patient’s terminal prognosis and the financial obligation of the hospice provider to determine whether the hospice provider arranged for and paid for the services as required. Various states have also begun to engage TPAs to conduct post-payment reviews of Medicaid claims data. We expect in the future that CMS and the states will likely expand the scope of the reviews conducted by the TPAs. We cannot predict whether reviews by TPAs of our home health and hospice programs’ reimbursement claims will result in material recoupments, which could have a material adverse effect on our financial condition and results of operations.
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
Our common stock is traded on The NASDAQ Global Select Market, and the market price for our common stock has been volatile. For example, during 2012 the market price for a share of our common stock ranged from a low of $5.13 to a high of $12.85. During 2011, the market price for a share of our common stock ranged from a low of $2.81 to a high of $29.21. The market price of our common stock may continue to fluctuate substantially based on a number of factors, including, but not limited to:

•	our operating and financial performance;

•	changes, or proposed changes, in government reimbursement rates and regulations;

•	stock market conditions generally and specifically as they relate to the home health and hospice services industry;

•	developments in litigation and government investigations;

•	changes in financial estimates and recommendations by securities analysts who follow our stock;

•	economic and political uncertainties in the marketplace generally; and

•	future issuances of common stock or other securities.
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
The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. The Company also has a major regional administrative office that is leased and is located in Overland Park, Kansas. The Company also maintains more than 500 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama that is used in the Company’s hospice operations.

Item 3.	Legal Proceedings
The following matter was terminated during the fourth quarter of fiscal 2012:

On July 13, 2010, the Securities and Exchange Commission (“SEC”) informed the Company that the SEC had commenced an investigation relating to the Company’s participation in the Medicare Home Health Prospective Payment System ("HH PPS"), and, on July 16, 2010, the Company received a subpoena from the SEC requesting certain documents in connection with its investigation. The SEC subpoena, among other things, focused on issues related to the number of and reimbursement received for therapy visits before and after changes in the Medicare reimbursement system, relationships with physicians, compliance efforts including compliance with fraud and abuse laws, and certain documents previously sent to the Senate Finance Committee. On November 28, 2012, the Company was advised by the staff of the SEC that the SEC’s investigation related to the Company’s participation in HH PPS had been completed and that the staff did not intend to recommend any enforcement action by the SEC.
_____________________________
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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees (“Plaintiffs”) alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. Plaintiffs also filed a motion for partial summary judgment with regard to the Company’s liability for Plaintiffs’ FLSA claims on April 3, 2012 and continue to maintain class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA. The parties’ deadline for filing dispositive motions related to the liability phase of the lawsuit was February 14, 2013.
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
On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc.,

Narayan Ponakala and Catherine Ponakala , which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the Federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, are the relators and allege that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further allege that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators seek statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators seek back pay plus interest and other damages because of defendants’ alleged retaliation against relators.
Odyssey filed a motion to dismiss the complaint against it on March 23, 2012. On August 14, 2012, the Court denied that motion as it related to Odyssey. Plaintiffs filed an amended complaint, which added a new retaliation claim. On October 3, 2012, defendants moved to dismiss the new retaliation claim and answered the remaining claims, but the Court has not yet ruled on that motion. Written discovery between the parties has begun. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation , Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which names Gentiva and certain current and former officers and directors as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleges, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. That motion is fully briefed and is now pending before the court.
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
Shareholder Derivative Litigation
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action, and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.

On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action.
Government Matters
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
On May 5, 2008, Odyssey received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. The case is currently set for trial on March 10, 2014. Odyssey and VistaCare deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey, and the Company, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. The court lifted the stay on July 23, 2012 following the court entry of an order ruling on the motion to dismiss in the first qui tam action. On October 24, 2012, all defendants moved to dismiss the complaint. In response to that motion, the relators amended their complaint. On December 3, 2012, all defendants moved to dismiss the relators’ amended complaint, and that motion remains pending before the court. At this time, there is no scheduling order in place or trial date in the case. The Company, Odyssey, and VistaCare deny the allegations made in the second qui tam action and will vigorously defend against them. Based on the limited information available at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions the DOJ may take.
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
_____________________________
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

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of Gentiva
The following table sets forth certain information regarding each of the Company’s executive officers as of March 11, 2013:

Name	Executive Officer Since	Age	Position and Offices with the Company
Rodney D. Windley	2013	65	Executive Chairman
Tony Strange	2006	50	Chief Executive Officer and President and Director
Eric R. Slusser	2010	52	Executive Vice President, Chief Financial Officer and Treasurer
John N. Camperlengo	2008	49	Senior Vice President, General Counsel and Secretary
David A. Causby	2011	41	Senior Vice President and President, Home Health Division
Jeff Shaner	2011	40	Senior Vice President and President, Hospice Division
Charlotte A. Weaver	2008	65	Senior Vice President and Chief Clinical Officer
Rodney D. Windley
Mr. Windley has served as executive chairman of the Board of Directors of the Company since February 2013. He has served as a director of the Company since February 2006, when he was elected to the Board of Directors and appointed vice chairman of the Board of Directors in connection with the completion of the Company's acquisition of The Healthfield Group, Inc. He has served as a member of the Clinical Quality Committee of the Board of Directors since May 2008, serving as chairman since May 2009. Mr. Windley, Healthfield's founder, had served as its chairman and chief executive officer since its inception in 1986 until the completion of the acquisition. Mr. Windley is the chairman of Prom Queen, LLC, a private real estate holding and restaurant development company, chairman of RDW Ventures, LLC, a private equity firm, and chairman of Gulf Coast Hatteras, Inc., a private yacht and sport fishing dealership. Mr. Windley is president of the Georgia Association for Home Care and is also chair emeritus of Fragile Kids Foundation, Inc., having started the charity in 1992.
Tony Strange
Mr. Strange has served as chief executive officer and a director of the Company since January 2009 and as president of the Company since November 2007. He served as chairman of the Company from May 2011 to February 2013. He served as chief operating officer of the Company from November 2007 to May 2009 and as executive vice president of the Company and president of Gentiva Home Health from February 2006 to November 2007. From 2001 to 2006, Mr. Strange served as president and chief operating officer of Healthfield. Mr. Strange joined Healthfield in 1990 and served in other capacities, including regional manager, vice president of development and chief operating officer, until being named president in 2001.
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

David A. Causby
Mr. Causby has served as senior vice president and president, home health division, of the Company since May 2011. He served as senior vice president of operations for the home health division from 2008 to May 2011. He previously held various other positions with the Company, including vice president of operations for the home health division and vice president of operations for the western region and the Carolinas region. He joined Healthfield in 2003 as assistant vice president for the Carolinas.
Jeff Shaner
Mr. Shaner has served as senior vice president and president, hospice division, of the Company since May 2011. He served as senior vice president of operations for the hospice division from August 2010 to May 2011. From 2004 to 2010, Mr. Shaner held various operational positions with the Company, including vice president of operations for the home health division and vice president of operations for the southeast region. In 2002, he joined Total Care, Inc., which was subsequently acquired by Healthfield, as area vice president. Mr. Shaner also serves as president of the Gentiva Hospice Foundation.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV.”
The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during 2012 and 2011:

2012	High	Low
1st Quarter	$8.99	$6.25
2nd Quarter	9.04	5.13
3rd Quarter	12.85	6.05
4th Quarter	11.79	9.20

2011	High	Low
1st Quarter	$28.91	$22.94
2nd Quarter	29.21	18.78
3rd Quarter	21.83	5.13
4th Quarter	7.34	2.81
Holders
As of March 1, 2013, there were approximately 3,900 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.

Dividends
Except for a special cash dividend paid in 2002, the Company has never paid any cash dividends on its common stock and has no intention in the foreseeable future to pay any cash dividends on its common stock. Future payments, if any, of dividends and the amount of the dividends will be determined by the Board of Directors from time to time based on the Company’s results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant. In addition, the Company’s credit agreement and the indenture governing its Senior Notes also contain restrictions on the Company’s ability to declare and pay dividends. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Gentiva Health Services, Inc., The NASDAQ Composite Index and a Peer Group

	12/30/07	12/28/08	01/03/10	12/31/10	12/31/11	12/31/12
Gentiva Health Services, Inc.	100.00	144.09	144.36	142.17	36.08	53.71
NASDAQ Composite Index	100.00	59.03	82.25	97.32	96.63	110.78
Peer Group	100.00	89.81	101.81	97.79	55.37	74.03
The peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc., Chemed Corporation and LHC Group, Inc.
The graph and table above, based on data furnished by Research Data Group, Inc., assume that $100 was invested on December 30, 2007 in each of Gentiva’s common stock, the NASDAQ Composite Index and the Peer Group and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data
The following table provides selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2012. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. Prior to 2010, the Company’s fiscal year ended on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal year 2009, December 28, 2008 for fiscal year 2008, and December 30, 2007 for fiscal year 2007. As a result of this policy, fiscal year 2009 included 53 weeks of activity. In 2010, the Company adopted a change to a calendar year reporting period from its then current fiscal year reporting. As such, fiscal year 2010 ended on December 31, 2010 instead of January 2, 2011, the date designated under its prior fiscal year end reporting calendar. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting periods included 365 days in fiscal year 2011, 362 days in fiscal year 2010, 371 days in fiscal year 2009 and 364 days in fiscal years 2008 and 2007.

	For the Year
(in thousands, except per share amounts)	2012		2011		2010		2009		2008
Statement of Operations Data
Net revenues	$1,712,804		$1,798,778		$1,414,459	(6)	$1,118,811		$1,209,521	(8)
Gross profit	804,063		850,323		734,385	(6)	584,614		544,142	(8)
Selling, general and administrative expenses	(655,766)	(5)	(730,407)	(5)	(606,864)	(5),(6)	(480,461)	(5)	(458,884)	(5),(8)
Goodwill, intangibles and other long-lived asset impairment	(19,132)	(3)	(643,305)	(3)	—		—		—
Income (loss) from continuing operations attributable to Gentiva shareholders	26,796	(1),(2),(5)	(458,840)	(5)	55,290	(5),(6)	67,331	(5)	149,093	(5),(8)
Discontinued operations, net of tax (4)	—		8,315		(3,135)		(8,149)		4,357
Net income (loss) attributable to Gentiva shareholders	26,796	(1),(2),(5)	(450,525)	(5)	52,155	(5),(6)	59,182	(5),(7)	153,450	(5),(8)
Basic earnings per share:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.88		$(15.13)		$1.86		$2.31		$5.22
Discontinued operations, net of tax	—		0.28		(0.11)		(0.28)		0.15
Net income (loss) attributable to Gentiva shareholders	0.88		(14.85)		1.75		2.03		5.37
Weighted average shares outstanding—basic	30,509		30,336		29,724		29,103		28,578
Diluted earnings per share:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.87		$(15.13)		$1.81		$2.26		$5.06
Discontinued operations, net of tax	—		0.28		(0.10)		(0.28)		0.15
Net income (loss) attributable to Gentiva shareholders	0.87		(14.85)		1.71		1.98		5.21
Weighted average shares outstanding—diluted	30,687		30,336		30,468		29,822		29,439
Balance Sheet Data (at end of year)
Cash items and short-term investments	$207,052		$164,912		$104,752		$152,410		$69,201
Working capital	226,128		225,139		124,764		190,918		125,400
Total assets	1,510,934		1,530,328		2,120,128		1,060,603		973,497
Long-term debt and capital leases	910,182		973,261		1,026,760		232,466		252,188
Gentiva’s shareholders’ equity	233,162		199,938		635,574		571,163		494,971
Common shares outstanding	30,748		30,779		30,158		29,480		28,864

(1)
For the year ended December 31, 2012, net income includes an $8.0 million pre-tax gain related to the (i) sale of the Phoenix area hospice operations, (ii) the sale of the Gentiva consulting business and (iii) the sale of eight home health branches and four hospice branches in Louisiana. See Note 4 to the Company’s consolidated financial statements.

(2)
In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix. See Note 7 to the Company's consolidated financial statements.

(3)
For the year ended December 31, 2012, the Company recorded non-cash impairment charges associated with a write-off of its trade name intangibles of $19.1 million in connection with the Company's initiative to re-brand its operations under the Gentiva name.

For the year ended December 31, 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a significant decline in the price of the Company's common stock during the fiscal year, (iv) a write-down of software and (v) a change in the estimated fair value of real estate. See Notes 8 and 9 to the Company’s consolidated financial statements.

(4)
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

(5)
The Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs, and legal settlements of $5.7 million, $49.1 million, $46.0 million, $2.4 million and $2.7 million, as summarized below. See Note 10 to the Company’s consolidated financial statements for additional information.

	2012	2011	2010	2009	2008
Home Health	$5.6	$7.7	$11.8	$1.4	$0.4
Hospice	0.4	3.7	0.3	—	—
Corporate expenses	(0.3)	37.7	33.9	1.0	2.3
Total	$5.7	$49.1	$46.0	$2.4	$2.7

(6)
Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare Inc., a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company also completed several other smaller acquisitions in 2010. See Note 4 to the Company’s consolidated financial statements for additional information.

(7)
Net income includes a $6.0 million pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs. See Note 4 to the Company’s consolidated financial statements.

(8)
Statement of Operations Data for 2008 includes CareCentrix operating results through September 24, 2008 and includes the Company’s equity in the net loss of CareCentrix Holdings for the period September 25, 2008 through December 28, 2008. In addition, net income includes $107.9 million from a pre-tax gain related to the CareCentrix transaction and reflects an effective tax rate of 15.7 percent due primarily to the CareCentrix transaction. See Note 7 to the Company’s consolidated financial statements.

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
Overview
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services and hospice services serving patients through approximately 430 locations in 40 states.
The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.
The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Affordable Care Act which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process. In addition, on November 2, 2012, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2013 and, in July 2012, released a final rule to update Medicare hospice rates, effective October 1, 2012 through September 30, 2013, as further discussed in the “Liquidity” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by more than 15,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution and third, the demand for home care is expected to grow, primarily due to an aging U.S. population. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.
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
The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services and products provided to patients through the Company’s Rehab Without Walls® business, the Company’s homemaker agency business and the Company’s HME and IV businesses. See Note 4 to the Company’s consolidated financial statements for additional information. Prior periods have been reclassified to conform with the current presentation.
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

In addition, through May 31, 2012 the Company provided consulting services to home health agencies which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011 and 2010, the Company's Rehab Without Walls(R) and IDOA businesses and the HME and IV businesses are reflected as discontinued operations in the Company's consolidated financial statements. See Note 4 to the Company's consolidated financial statements.
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
The Hospice segment has under development focused specialty programs that include:

•
Memory Care Specialty Program, which will provide an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Significant Developments
Acquisitions
During 2012, the Company completed three acquisitions for total cash consideration of $22.3 million. These transactions were done primarily to extend the Company's geographic coverage areas in both home health and hospice. A summary of the transactions for 2012, 2011 and 2010 and the cash consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Family Home Care Corporation	Washington and Idaho	August 31, 2012	$12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.5
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
Odyssey HealthCare, Inc.	Nationwide	August 17, 2010	1,087.0
United Health Care Group, Inc.	Louisiana	May 15, 2010	6.0
Heart to Heart Hospice of Starkville, LLC	Mississippi	March 5, 2010	2.5
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold off its consulting business. A summary of the Company's operations which were sold during 2012, 2011 and 2010 is as follows (in millions):

Dispositions:	Date	Consideration
Phoenix area hospice operations	November 30, 2012	$3.5
Gentiva Consulting	May 31, 2012	0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
Certain home health branches-Utah, Michigan, Nevada and Brooklyn, New York	Fourth Quarter 2011	1.6
Iowa home health branch	January 30, 2010	0.3
Furthermore, during 2011 and 2010, the Company sold its IDOA business based in Illinois, Rehab Without Walls® business and its HME and IV businesses in order to focus on its core businesses, home health and hospice. A summary of these transactions follows (in millions):

Discontinued operations:	Date	Consideration
IDOA	October 14, 2011	$2.4
Rehab Without Walls®	September 10, 2011	9.8
HME and IV businesses	February 1, 2010	16.4
The Company considered these business units as operating segments and, as such, the financial results of these businesses were reported as discontinued operations for all periods presented in the Company’s consolidated financial statements.
The impact of these transactions has been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 4 for more information.
Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The comparison of results of operations between 2012 and 2011 has been impacted significantly by the following items:

•
During the third quarter of 2012, the Company initiated an effort to re-brand all of its branch operations under the single Gentiva name. In connection with this re-branding effort, the Company recorded a $19.1 million non-cash write-off of remaining trade name balances, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statements of comprehensive income.

•	The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $5.7 million and $49.1 million for 2012 and 2011, respectively.

•	The Company closed a significant number of branch operations, sold a number of operating units and has completed several acquisitions affecting the reporting periods presented as follows:

•	During the fourth quarter of 2012, the Company sold its Phoenix area hospice operations.

•	During the third quarter of 2012, the Company completed the acquisitions of Family Home Care, North Mississippi Hospice and Advocate Hospice.

•	During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana.

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

•
As a result of these activities, the Company’s net revenues comparisons were negatively impacted for 2012 by approximately $70.1 million as compared to the corresponding periods of 2011. See Note 4 to the Company's consolidated financial statements for more information.

•
In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix;

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

•
In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company continued to progress with its review of alternatives to replacing various field operating systems and in connection with that review recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company's consolidated statements of comprehensive income for 2011.

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

Net Revenues
A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	2012	2011	Percentage Variance
Home Health	$948.0	$1,012.6	(6.4)%
Hospice	764.8	786.2	(2.7)%
Total net revenues	$1,712.8	$1,798.8	(4.8)%
Net revenues by major payer source are as follows (in millions):

	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$749.0	$715.5	$1,464.6	$799.2	$729.1	$1,528.3
Medicaid and Local Government	46.8	27.7	74.4	52.3	30.8	83.1
Commercial Insurance and Other:
Paid at episodic rates	85.2	—	85.2	77.7	—	77.7
Other	67.0	21.6	88.6	83.4	26.3	109.7
Total net revenues	$948.0	$764.8	$1,712.8	$1,012.6	$786.2	$1,798.8

For 2012 as compared to 2011, net revenues decreased by $86.0 million, or 4.8 percent, to $1.71 billion from $1.80 billion.
Home Health
The following table reflects the impact on net revenues for 2012 relating to businesses acquired, closed or divested in 2012 and 2011 (in millions):

	2012	2011	Impact
Medicare	$50.2	$7.9	$(42.3)
Medicaid and Local Government	1.6	1.3	(0.2)
Commercial Insurance and Other:
Paid at episodic rates	6.0	1.1	(4.9)
Other	7.7	1.0	(6.7)
Total net revenues	$65.4	$11.3	$(54.1)
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government, and Commercial Insurance and Other. Net revenues in 2012 were $948.0 million, down $64.6 million, or 6.4 percent, from $1.01 billion in 2011. The decrease is primarily attributable to closed or divested branches, the net decrease in Medicare reimbursement rates and additional decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources as the Company continues its strategy to reduce or eliminate certain lower gross margin business.
The Company’s episodic revenues declined 4.9 percent during 2012. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	2012	2011	Percentage Variance
Home Health
Medicare	$749.0	$799.2	(6.3)%
Non-Medicare PPS	85.2	77.7	9.7%
Total	$834.2	$876.9	(4.9)%
Key Company statistics related to episodic revenues were as follows:

	2012	2011	Percentage Variance
Episodes	287,800	287,600	0.1%
Revenue per episode	$2,900	$3,050	(4.9)%
Episode volume for the year ended December 31, 2012 increased 0.1 percent while admissions decreased by 0.8 percent, from 199,600 admissions in 2011 to 198,000 admissions in 2012. There were approximately 1.45 and 1.44 episodes for each admission during 2012 and 2011, respectively.
Revenues generated from Medicare were $749.0 million during 2012, a decrease of 6.3 percent as compared to $799.2 million in 2011. Medicare revenues represented approximately 79 percent of total Home Health revenues in both 2012 and 2011. In 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent as compared to 87 percent for 2011.
Revenues from Medicaid and Local Government payer sources were $46.8 million for 2012 as compared to $52.3 million for 2011. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $67.0 million and $83.4 million for 2012 and 2011, respectively. The reduction is a result of the Company’s decision to reduce participation in certain Medicaid and other state and county programs, its strategy to reduce or eliminate certain lower gross margin business and the impact of the closed or divested branches.
Net revenues from the Company’s Rehab Without Walls® unit were $15.3 million in 2011. Net revenues from the Company’s homemaker services agency business in Illinois were $7.5 million in 2011. These amounts are included within discontinued operations within the Company’s consolidated statements of comprehensive income.

Revenues from the Company's consulting services business, which was sold in May 2012, approximated $1.4 million and $3.7 million in 2012 and 2011, respectively.
Hospice
The following table reflects the impact on net revenues for 2012 relating to businesses acquired, closed or divested in 2012 and 2011 (in millions):

	2012	2011	Variance
Medicare	$7.0	$21.4	$(14.4)
Medicaid and Local Government	0.1	1.1	(1.0)
Commercial Insurance and Other:	0.2	0.8	(0.6)
Total net revenues	$7.3	$23.3	$(16.0)
Hospice revenues are derived from all three payer groups. Net revenues in 2012 were $764.8 million as compared to $786.2 million in 2011. Key Company statistics relating to Hospice were as follows:

	2012	2011	Percentage Variance
Patient days (in thousands)	4,959	5,092	(2.6)%
Revenue per patient day	$154	$154	—%
For 2012, Average Daily Census (“ADC”) approximated 13,600 patients, compared to 14,000 patients for 2011. The average length of stay of patients at discharge was 96 days in 2012 and 89 days in 2011. In 2012 and 2011, approximately 98 percent and 97 percent, respectively, of hospice revenues were generated from routine home care while approximately 2 percent and 3 percent, respectively, of hospice revenues were generated from a combination of general inpatient care, continuous home care and respite care.
Medicare revenues were $715.5 million for 2012 as compared to $729.1 million for 2011. Medicaid and Local Government revenues amounted to $27.7 million for 2012 as compared to $30.8 million for 2011. Revenues derived from Commercial Insurance and Other payers for 2012 were $21.6 million as compared to $26.3 million for 2011.

Gross Profit
The following table reflects gross profit by business segment for 2012 and 2011 (dollars in millions):

	2012	2011	Variance
Gross Profit:
Home Health	$462.9	$508.0	$(45.1)
Hospice	341.2	342.3	(1.1)
Total	$804.1	$850.3	$(46.2)
As a percent of revenue:
Home Health	48.8%	50.2%	(1.4)%
Hospice	44.6%	43.5%	1.1%
Total	46.9%	47.3%	(0.4)%
Gross profit in 2012 decreased by $46.2 million, or 5.4 percent, as compared to 2011.
As a percentage of revenues, gross profit of 46.9 percent in 2012 represented a 0.4 percentage point decrease as compared to 2011.
The overall decrease in gross profit within the Home Health segment as outlined above resulted from (i) the net decrease in Medicare reimbursement rates for 2012, partially offset by (ii) closed or divested branches with lower gross profit percentages and (iii) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.

Hospice gross profit as a percentage of revenues increased, as noted in the table above, for 2012 as compared to 2011. The increase was primarily due to (i) improved management of direct labor and supply costs and (ii) the impact of the closed and divested branches with lower gross profit percentages.
Gross profit was impacted by depreciation expense of $1.0 million and $0.9 million for 2012 and 2011, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 10.2 percent, or $74.6 million, to $655.8 million for 2012, as compared to $730.4 million for 2011.
If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.7 million for 2012 and $49.1 million for 2011 were excluded, the decrease in selling, general and administrative expenses would have been approximately 4.6 percent, or $31.2 million, for 2012 as compared to 2011.
The decrease in selling, general and administrative expenses in 2012 as compared to 2011, was primarily attributable to (i) legal settlements ($21.0 million), (ii) Home Health field operating, selling and administrative costs ($40.7 million), (iii) cost savings initiatives and other restructuring costs ($22.4 million), (iv) decrease in provision for doubtful accounts ($4.5 million) and (v) depreciation and amortization ($3.6 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($5.8 million), (ii) Hospice field operating, selling and administrative costs ($11.7 million) and (iii) equity-based compensation expense ($0.1 million). During 2012, selling, general and administrative expenses were negatively impacted by the costs associated with Amendment No. 3 to the Company’s credit agreement of approximately $1.2 million.
Depreciation and amortization expense included in selling, general and administrative expenses was $25.6 million in 2012, as compared to $29.2 million for 2011.
Gain on Sale of Assets and Businesses, Net
For the year ended December 31, 2012, the Company recorded a gain before income taxes of approximately $8.0 million, in connection with the sale of assets associated with (i) the sale of its Phoenix area hospice operations, (ii) the sale of the Gentiva consulting business and (iii) the sale of eight home health branches and four hospice branches in Louisiana.
For the year ended December 31, 2011, the Company recorded a gain before income taxes of approximately $1.1 million, in connection with the sale of assets associated with various home health and hospice branch dispositions, as well as property owned by the Company in Dothan, Alabama.
Dividend Income
The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12 percent cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $67.1 million net gain on the sale of the common and preferred stock of CareCentrix, which is recorded as equity in net earnings of CareCentrix, including gain on sale in the Company's consolidated financial statements.
Interest Income and Interest Expense and Other
For 2012 and 2011, net interest expense and other was approximately $89.9 million and $88.6 million, respectively, consisting primarily of interest expense of $92.6 million and $91.3 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs. Interest expense was partially offset by interest income of $2.7 million earned on investments and existing cash balances for each of 2012 and 2011.
Net interest expense and other included charges of $0.5 million for 2012 relating to the write-off of deferred debt issuance costs associated with the reduction in the Company’s revolving credit facility and charges of $3.8 million for 2011 relating to the write-off of deferred debt issuance costs and fees associated with the termination of the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities.
Income Tax Expense
The Company recorded an income tax provision of $17.3 million for 2012, representing a current tax benefit of $6.3 million and a deferred tax provision of $23.5 million. The Company’s effective income tax rate for 2012 was 36.5 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 36.5 percent for

2012 is primarily due to state income taxes, net of federal benefit (approximately 4.6 percent) and other items (approximately 0.9 percent), partially offset by changes in tax reserves (approximately 3.4 percent).
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
Discontinued Operations, Net of Tax
For the year ended December 31, 2011, discontinued operations, net of tax reflected a gain of $8.3 million, or $0.28 per diluted share. For 2011, discontinued operations included a pre-tax gain of approximately $9.1 million on the sale of the Rehab Without Walls® business and a pre-tax gain of approximately $2.4 million on the sale of the IDOA business or $0.38 per diluted share.
Net Income (Loss) Attributable to Gentiva Shareholders
For 2012, net income attributable to Gentiva shareholders was $26.8 million, or $0.87 per diluted share, as compared to a net loss of $450.5 million, or $14.85 per diluted share, for 2011.
The Company uses adjusted income from continuing operations, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding (i) tax reserves relating to the OIG settlement, (ii) charges relating to cost savings and other restructuring, legal settlements, and acquisition and integration activities, (iii) gain on sale of businesses, (iv) dividend income, (v) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, net of tax, and (vi) goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include (i) tax reserves relating to the OIG settlement, (ii) charges relating to cost savings and other restructuring, legal settlements, and acquisition and integration activities, (iii) gain on sale of businesses, (iv) dividend income, (v) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, net of tax, and (vi) goodwill, intangibles and other long-lived asset impairment, as noted in the table below, adjusted income from continuing operations attributable to Gentiva shareholders was $37.7 million, or $1.23 per diluted share, for 2012 as compared to $49.2 million, or $1.60 per diluted share, for the corresponding period of 2011.

A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2012			December 31, 2011
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$37,679	$1.23		$49,212	$1.60
Goodwill, intangible and other long-lived asset impairment	(19,132)	(11,352)	(0.37)	(643,305)	(547,753)	(18.06)
Equity in net (loss) earnings of CareCentrix, including gain on sale	—	(2,301)	(0.08)	—	67,127	2.21
Gain on sale of assets and businesses	8,014	4,765	0.16	1,061	631	0.02
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(5,670)	(3,385)	(0.11)	(49,137)	(29,679)	(0.98)
Tax reserves on OIG legal settlement	1,390	1,390	0.04	(3,813)	(3,813)	(0.12)
Dividend income	—	—	—	8,590	5,435	0.18
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	—	—	—	0.02
Income (loss) from continuing operations attributable to Gentiva shareholders		26,796	0.87		(458,840)	(15.13)
Add back: Net income attributable to noncontrolling interests		884	0.03		641	0.02
Income (loss) from continuing operations		$27,680	$0.90		$(458,199)	$(15.11)

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

•
In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During the third quarter of 2011, the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama, which indicated that the estimated fair value of the real estate was lower than the carrying value and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2011;

•
The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12% cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $67.1 million net gain on the sale of the remaining common and preferred stock of CareCentrix;

•	Incremental net revenues related to businesses acquired in the Hospice segment during 2010 approximated $437.9 million for 2011 as compared to 2010;

•	The Company recorded charges relating to cost savings and other restructuring, acquisition and integration activities, and legal settlements of $49.1 million in 2011 and $46.0 million in 2010;

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

•	As a result of the closure or divestiture of 34 home health and 9 hospice branches in the fourth quarter of 2011, the Company’s net revenues were negatively impacted by approximately $7.6 million.
Net Revenues
A summary of the Company’s net revenues by segment follows (dollars in millions):

	2011	2010	Percentage Variance
Home Health	$1,012.6	$1,063.0	(4.7)%
Hospice	786.2	351.5	123.7%
Total net revenues	$1,798.8	$1,414.5	27.2%
Net revenues by major payer source are as follows (in millions):

	2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$799.2	$729.1	$1,528.3	$822.7	$326.2	$1,148.9
Medicaid and Local Government	52.3	30.8	83.1	59.8	14.2	74.0
Commercial Insurance and Other:
Paid at episodic rates	77.7	—	77.7	86.4	—	86.4
Other	83.4	26.3	109.7	94.1	11.1	105.2
Total net revenues	$1,012.6	$786.2	$1,798.8	$1,063.0	$351.5	$1,414.5
For 2011 as compared to 2010, net revenues increased by $384.3 million, or 27.2 percent, to $1.799 billion from $1.415 billion.
Home Health
The following table reflects the impact on net revenues for 2011 relating to businesses acquired, closed or divested in 2010 and 2011 (in millions):

	Acquired	Closed/ Divested	Total
Medicare	$1.9	$(4.6)	$(2.7)
Medicaid and Local Government	—	(0.2)	(0.2)
Commercial Insurance and Other:			—
Paid at episodic rates	0.4	(0.5)	(0.1)
Other	—	(1.1)	(1.1)
Total net revenues	$2.3	$(6.4)	$(4.1)
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Net revenues in 2011 were $1.013 billion, a decrease of $50 million, or 4.7 percent, from $1.063 billion in 2010.

The Company’s episodic revenues declined 3.6 percent during 2011. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	2011	2010	Percentage Variance
Home Health
Medicare	$799.2	$822.7	(2.9)%
Non-Medicare PPS	77.7	86.4	(10.2)%
Total	$876.9	$909.1	(3.6)%
Key Company statistics related to episodic revenues were as follows:

	2011	2010	Percentage Variance
Episodes	287,600	280,900	2.4%
Revenue per episode	$3,050	$3,240	(5.9)%
Episode volume for the year ended December 31, 2011 increased 2.4 percent. Similarly, admissions increased by 2.3 percent, from 195,200 admissions in 2010 to 199,600 admissions in 2011. There were approximately 1.44 episodes for each admission during both 2010 and 2011.
Revenues generated from Medicare were $799.2 million during 2011, a decrease of 2.9 percent as compared to $822.7 million in 2010. Medicare revenues represented approximately 79 percent of total Home Health revenues in 2011 as compared to 77 percent of total Home Health revenues in 2010. In 2011, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 87 percent as compared to 85 percent for 2010. Revenues from specialty programs as a percent of total episodic Home Health revenues were 49 percent and 43 percent for 2011 and 2010, respectively.
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
Hospice
Hospice revenues are derived from all three payer groups. Net revenues in 2011 were $786.2 million as compared to $351.5 million in 2010. Key Company statistics relating to Hospice were as follows:

	2011	2010	Percentage Variance
Patient days (in thousands)	5,092	2,357	116.0%
Revenue per patient day	$154	$150	2.7%
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
Net revenues for the legacy Gentiva hospice business was $87.2 million in 2011 compared to $79.8 million in 2010.

The following table reflects the impact on net revenues for 2011 relating to businesses acquired, closed or divested in 2010 and 2011 (in millions):

	Acquired	Closed/ Divested	Total
Medicare	$405.9	$(0.8)	$405.1
Medicaid and Local Government	17.6	(0.1)	17.5
Commercial Insurance and Other:	14.4	(0.3)	14.1
Total net revenues	$437.9	$(1.2)	$436.7
Gross Profit
The following table reflects gross profit by business segment for 2011 and 2010 (in millions):

	2011	2010	Variance
Gross Profit:
Home Health	$508.0	$574.2	$(66.2)
Hospice	342.3	160.2	182.1
Total	$850.3	$734.4	$115.9
As a percent of revenue:
Home Health	50.2%	54.0%	(3.8)%
Hospice	43.5%	45.6%	(2.1)%
Total	47.3%	51.9%	(4.6)%
Gross profit in 2011 increased $115.9 million, or 15.8 percent, as compared to 2010.
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
The increase in selling, general and administrative expenses in 2011, as compared to 2010, was primarily attributable to (i) Hospice field operating, selling and administrative costs ($109.6 million), of which $104.3 million was attributable to acquired operations, (ii) Home Health field operating, selling and administrative costs ($16.5 million), (iii) depreciation and amortization ($7.5 million), (iv) increase in provision for doubtful accounts ($2.4 million), (v) legal settlements ($12.3 million), (vi) cost savings initiatives ($13.2 million) and (vii) equity-based compensation expense ($1.3 million). These costs were partially offset by a decrease in (i) restructuring activities comprised of acquisition and integration activities, primarily relating to the Odyssey acquisition ($22.4 million) and (ii) corporate administrative expenses ($16.9 million).
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
Discontinued Operations, Net of Tax
For the year ended December 31, 2011, discontinued operations, net of tax reflected a gain of $8.3 million, or $0.28 per diluted share, as compared to an operating loss of $3.1 million ,or $0.11 per diluted share, for 2010. For 2011, discontinued operations included a pre-tax gain of approximately $9.1 million on the sale of the Rehab Without Walls® business and a pre-tax gain of approximately $2.4 million on the sale of the IDOA business or $0.38 per diluted share. For 2010, discontinued operations included a pre-tax loss on the sale of the HME and IV businesses of $2.1 million or $0.07 per diluted share.
Net (Loss) Income Attributable to Gentiva Shareholders
For 2011, net loss attributable to Gentiva shareholders was $450.5 million, or $14.85 per diluted share. For 2010, net income attributable to Gentiva shareholders was $52.2 million, or $1.71 per diluted share.
The Company uses adjusted income from continuing operations as a supplemental measure of Company performance, a non-GAAP financial measure. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding charges relating primarily to (i) cost savings and other restructuring, acquisition and integration activities and legal settlements, (ii) dividend income, (iii) gain on sale of assets and businesses, net of taxes and (iv) goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include (i) goodwill, intangibles and other long-lived asset impairment, (ii) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, (iii) dividend income, (iv) cost savings and other restructuring, acquisition and integration costs and legal settlements and (v) tax reserves on OIG legal settlements, as noted in the table below, adjusted income from continuing operations attributable to Gentiva shareholders was $49.2 million, or $1.60 per diluted share, as compared to $83.6 million, or $2.74 per diluted share, for the corresponding period of 2010.
A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to (loss) income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2011			December 31, 2010
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$49,212	$1.60		$83,585	$2.74
Goodwill, intangible and other long-lived asset impairment	(643,305)	(547,753)	(18.06)	—	—	—
Equity in net (loss) earnings of CareCentrix, including gain on sale	—	67,127	2.21	—	—	—
Gain on sale of assets and businesses	1,061	631	0.02	103	103	—
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(49,137)	(29,679)	(0.98)	(46,003)	(28,398)	(0.93)
Tax reserves on OIG legal settlement	(3,813)	(3,813)	(0.12)	—	—	—
Dividend income	8,590	5,435	0.18	—	—	—
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	0.02	—	—	—
(Loss) income from continuing operations attributable to Gentiva shareholders		(458,840)	(15.13)		55,290	1.81
Add back: Net income attributable to noncontrolling interests		641	0.02		526	0.02
(Loss) income from continuing operations		$(458,199)	$(15.11)		$55,816	$1.83

Liquidity and Capital Resources
Liquidity
The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under governmental payer or third party commercial arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC in October 2010 and generally effective until November 2013. Any issuance of securities under the shelf registration statement would be subject to compliance with applicable strict limitations and requirements under the Company's credit arrangements and indenture covering its senior notes.
The Company’s credit agreement provides for $860.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million, which was reduced from $125 million as a result of an amendment to the Company’s credit agreement entered into on March 6, 2012. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes in 2010. See Note 12 to the Company’s consolidated financial statements for additional information.

During 2012, net cash provided by operating activities was $126.0 million. In addition, the Company had proceeds of $9.2 million from the sale of businesses and $4.0 million from issuances under the Company’s Employee Stock Purchase Plan (“ESPP”). During 2012, the Company used $52.9 million for the repayment of debt, $22.3 million for acquisitions, $11.8 million for capital expenditures, $4.1 million for debt issuance costs and $5.0 million for repurchases of the Company’s common stock under the Company’s stock repurchase program.
Net cash provided by operating activities increased by $120.9 million, from $5.1 million for the year ended December 31, 2011 to $126.0 million for the year ended December 31, 2012. The increase was primarily due to improvements in net cash provided by operations prior to changes in assets and liabilities ($27.8 million), accounts receivable ($74.4 million), changes in current liabilities ($38.1 million), and other ($6.4 million), partially offset by changes in prepaid expenses and other current assets ($25.9 million).
Adjustments to add back non-cash items affecting net income (loss) are summarized as follows (in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011	Variance
OPERATING ACTIVITIES:
Net income (loss)	$27,680	$(449,884)	$477,564
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	26,580	30,140	(3,560)
Amortization and write-off of debt issuance costs	13,761	16,263	(2,502)
Provision for doubtful accounts	4,066	8,541	(4,475)
Equity-based compensation expense	7,645	7,548	97
Windfall tax benefits associated with equity-based compensation	(88)	(192)	104
Goodwill, intangibles and other long-lived asset impairment	19,132	643,305	(624,173)
(Gain) loss on sale of assets and businesses, net	(8,014)	(12,536)	4,522
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	2,301	(68,381)	70,682
Deferred income tax expense (benefit)	23,513	(86,012)	109,525
Total cash provided by operations prior to changes in assets and liabilities	$116,576	$88,792	$27,784
The $27.8 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2012 and 2011 periods is primarily related to net income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill, intangibles and other long-lived asset impairment, gain on sale of businesses and deferred income taxes.
Cash flow from operating activities between 2011 and 2012 was positively impacted by a decrease in accounts receivable represented by a $34.9 million source of cash in 2012 and a $39.5 million use of cash in 2011, excluding accounts receivable for acquisitions as of the respective transaction dates. The source of cash was primarily due to strong collections in the second half of 2012 relating to the resolution of the temporary increase the Company experienced in hospice with a vendor billing system upgrade and processing delays with the Company's Medicare intermediaries. Cash flow from operating activities between 2011 and 2012 was negatively impacted by $25.9 million from prepaid expenses and other assets as a result of net increases of approximately $15.4 million in 2012 as compared to net decreases in these accounts of approximately $10.5 million in 2011.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$832	$(2,949)	$3,781
Payroll and related taxes	3,275	(2,136)	5,411
Deferred revenue	3,330	(2,273)	5,603
Medicare liabilities	4,142	(8,170)	12,312
Obligations under insurance programs	1,560	(6,923)	8,483
Accrued nursing home costs	(5,795)	(18)	(5,777)
Other accrued expenses	(23,323)	(31,642)	8,319
Total changes in current liabilities	$(15,979)	$(54,111)	$38,132
The primary drivers for the $38.1 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $3.8 million between the 2012 and 2011 reporting periods, primarily related to timing of payments.

•	Payroll and related taxes, which had a positive impact of $5.4 million between the 2012 and 2011 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a positive impact of $5.6 million between the 2012 and 2011 reporting periods.

•	Medicare liabilities, which had a positive impact of $12.3 million between the 2012 and 2011 reporting periods.

•
Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $8.5 million between the 2012 and 2011 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•
Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $5.8 million between the 2012 and 2011 reporting periods, due to a decline in patient days in our hospice business and the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $8.3 million between the 2012 and 2011 reporting periods, due primarily to increased incentive compensation reserves in the 2012 period and income tax payments in the 2011 period associated with the sale of the Company's equity interest in CareCentrix, somewhat offset by the impact of payments associated with the settlement of the Odyssey continuous care investigation and payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities in the 2012 period.

Working capital at December 31, 2012 was approximately $226 million, an increase of $1 million as compared to approximately $225 million at December 31, 2011, primarily due to:

•	a $42 million increase in cash and cash equivalents;

•	a $7 million increase in prepaid expenses and other current assets;

•	a $39 million decrease in accounts receivable;

•	a $14 million decrease in deferred tax assets; and

•
a $5 million decrease in current liabilities, consisting of decreases in nursing home costs ($6 million), other accrued expenses ($22 million), partially offset by increases in current portion of long-term debt ($10 million), deferred revenue ($3 million), Medicare liabilities ($4 million), accounts payable ($1 million), payroll and related taxes ($3 million) and obligations under insurance programs ($2 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

Days Sales Outstanding (“DSO”) relating to continuing operations as of December 31, 2012 were 51 days, a decrease of 4 days from December 31, 2011, primarily driven by resolution of hospice accounts receivable associated with a vendor billing system upgrade and processing delays with the Company’s Medicare intermediaries.

At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 43 days at December 31, 2012 and 48 days at December 31, 2011.
DSO at December 31, 2012 for Home Health and Hospice were 55 and 46 days, respectively, compared to 52 and 57 days, respectively, at December 31, 2011.
Accounts receivable attributable to major payer sources of reimbursement at December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$192,541	$172,954	$14,979	$3,212	$1,396
Medicaid and Local Government	31,259	26,771	3,039	1,418	31
Commercial Insurance and Other	34,377	27,550	4,293	2,132	402
Self - Pay	1,680	792	577	243	68
Gross Accounts Receivable	$259,857	$228,067	$22,888	$7,005	$1,897

	December 31, 2011
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$217,028	$191,366	$20,638	$4,363	$661
Medicaid and Local Government	46,553	32,576	10,515	3,418	44
Commercial Insurance and Other	36,454	27,230	5,814	2,484	926
Self - Pay	2,116	699	699	563	155
Gross Accounts Receivable	$302,151	$251,871	$37,666	$10,828	$1,786
The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company's revenue mix by major payer classifications was as follows:

	2012	2011	2010
Medicare	86%	85%	81%
Medicaid and Local Government	4	5	5
Commercial Insurance and Other:
Paid at episodic rates	5	4	6
Other	5	6	8
Total net revenues	100%	100%	100%
Segment revenue mix by major payer classifications was as follows:

	2012		2011		2010
	Home Health	Hospice	Home Health	Hospice	Home Health	Hospice
Medicare	79%	93%	79%	93%	77%	93%
Medicaid and Local Government	5	4	5	4	6	4
Commercial Insurance and Other:
Paid at episodic rates	9	—	8	—	8	—
Other	7	3	8	3	9	3
Total net revenues	100%	100%	100%	100%	100%	100%
CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During both 2012 and 2011, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
On October 31, 2011, CMS issued the final rule to update and revise Medicare home health payments for calendar year 2012. This is comprised of a net market basket update of 1.40 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 3.79 percent in 2012. The net effect of these changes decreased the base rate for an episode of service by 2.39 percent to $2,139. The final rule also shifted case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes and the removal of two hypertension codes also had a negative impact on the Company’s revenues in 2012 in addition to the base rate decrease. Overall, Gentiva experienced a 5.2 percent decrease in 2012 related to the above Medicare home health reimbursement adjustments.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration" were put in place which mandates an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013, although CMS has not yet issued implementation guidance.
A summary of the components of the annual Medicare home health reimbursement base episodic rate adjustments, without giving effect to any impact of sequestration, follows:

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
In July 2011, CMS released a final rule, effective for services provided October 1, 2011 through September 30, 2012, that provided for a 2.5 percent increase for Medicare hospice rates, consisting of a 3.0 percent market basket increase, offset by a 0.5 percent decrease due to updated wage index data and a budget neutrality adjustment factor. In July 2012, CMS released a final rule, effective for services provided October 1, 2012 through September 30, 2013, that provides for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place which mandates an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013, although CMS has not yet issued implementation guidance.

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
Credit Arrangements
At December 31, 2012, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
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
As of December 31, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the year ended 2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million and $41.8 million at December 31, 2012 and December 31, 2011, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
As of December 31, 2012, the mandatory aggregate principal payments of long-term debt were $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at December 31, 2012 and 6.9 percent per annum at December 31, 2011.
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
The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. Pursuant to Amendment No. 3, the Company made a prepayment of $12.0 million on its Term Loan A facility in the first quarter of 2012. During 2012, the Company made payments totaling $14.9 million on its Term Loan A facility. On February 28, 2013, the Company made an additional prepayment on its Term Loan A facility of $25 million. As a result of this prepayment, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014 at which time $6.3 million will be payable and for each quarter thereafter. The Company has performed the calculation of "Excess Cash Flow," as defined in the Credit Agreement, and has met the requirement following the additional prepayment of $25 million noted above.

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
In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.
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
As of December 31, 2012, the Company’s consolidated leverage ratio was 4.8x and the Company’s interest coverage ratio was 2.5x. As of December 31, 2012, the Company was in compliance with all covenants in the Credit Agreement.
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
Capital Expenditures
The Company’s capital expenditures for 2012 were $11.8 million as compared to $19.2 million for 2011. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $12 million and $15 million for 2013. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $207.1 million as of December 31, 2012, including operating funds of approximately $5.4 million exclusively relating to a non-profit hospice operation managed in Florida.
The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
During 2012, the Company repurchased 605,077 shares of its outstanding common stock for total consideration of approximately $5.0 million. The Company’s Credit Agreement provides for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of December 31, 2012, the Company had outstanding borrowings of $935.2 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 31, 2012 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$610,182	$25,000	$118,750	$466,432	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	354,800	76,625	146,680	94,120	37,375
Capital lease obligations	31	31	—	—	—
Operating lease obligations	121,787	40,652	54,015	20,245	6,875
Other contingent liabilities	1,100	1,100	—	—	—
Total	$1,412,900	$143,408	$319,445	$580,797	$369,250

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At December 31, 2012, the cash interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.

Due to the prepayment of $25 million on February 28, 2013, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014 at which time $6.3 million will be payable and for each quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. Pursuant to Amendment No. 3, the Company made a prepayment of $38.0 million on its Term Loan B facility on March 6, 2012. As a result of the prepayment, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.
The Company had total letters of credit outstanding of approximately $45.4 million at December 31, 2012 and $41.8 million at December 31, 2011. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at December 31, 2012 and December 31, 2011.
The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Management expects that the Company’s working capital needs for 2013 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.
Litigation and Government Matters
The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 15 to the Company’s consolidated financial statements.

Settlement Issues
Corporate Integrity Agreement
As previously disclosed, in connection with the execution of a settlement agreement with the United States, effective February 15, 2012, relating to an investigation of the provision of continuous care services by Odyssey prior to its acquisition by the Company, Odyssey concurrently entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services. As required by the CIA, Odyssey's eligibility review team reviewed the eligibility of selected Odyssey Medicare beneficiaries for the hospice services they received. As a result of that review, Odyssey identified overpayments of approximately $4.9 million, which will be paid back to the various Medicare administrative contractors by April 1, 2013. Such amount is reflected as a reduction of net revenues in the Company's consolidated statement of comprehensive income for the year ended December 31, 2012.
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
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects CMS will finalize all items relating to the 2000 cost reports in 2013.
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
Revenue Recognition
Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of comprehensive income. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”

In addition, these elements can be impacted by the risk factors described in “Risks Related to Our Business and Industry” and “Risks Related to Healthcare Regulation,” which appear in Part I, Item 1A of this report.
Home Health Episodic Net Revenues
Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $37.4 million and $34.1 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.
Hospice Medicare Net Revenues
Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method by, first determining a fraction represented by the number of days the company provided hospice services over the total number of days the beneficiary received hospice services. The sum of the whole and fractional shares of beneficiaries time represent the total beneficiaries served during the cap period. The payment cap in then determined by multiplying the total beneficiaries by the per beneficiary limit to determine the aggregate payment cap, subject to certain adjustments. Medicare revenue paid to a provider for any given Medicare cap year cannot exceed the aggregate Medicare payment cap for that year. As of December 31, 2012, the Company currently has 21 programs estimated to exceed the Medicare cap limits for the 2013 cap year. The Company has recorded approximately $4.4 million, $4.3 million and $4.5 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statements of comprehensive income for 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, approximately $15.9 million and $15.6 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheets associated with Medicare cap exposures.
Fee-for-Service Agreements
Under fee-for-service agreements with patients and commercial and certain state and local government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services are provided. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Medicare Settlement Issues under Interim Payment System
Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary is currently in process of finalizing its audit of the fiscal 2000 cost reports. Although management believes that established reserves related to the open fiscal 2000 cost report year were sufficient at December 31, 2012, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in established reserves for the periods presented in this report.
Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of comprehensive income in the period in which such gain contingencies are realized.
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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $4.1 million in 2012, The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011 and $6.0 million and $4.3 million, respectively, in 2010. The allowance for doubtful accounts at December 31, 2012 and 2011 was $8.8 million and $11.6 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 112 of this report.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various operating units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential impairment of goodwill and other indefinite-lived intangible assets. If the fair value of an reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of the Company’s reporting units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 9 to the Company's consolidated financial statements for information on the Company's impairment testing.
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
Workers’ compensation and professional and general liability costs associated with continuing operations were $21.0 million, $15.1 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million and $0.8 million for 2011 and 2010, respectively. Differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
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
The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2012. For the years ended December 31, 2012, 2011 and 2010, employee health and welfare benefit costs associated with continuing operations were $87.5 million, $93.0 million and $58.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million and $1.2 million for 2011 and 2010, respectively. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of December 31, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $610.2 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $6.1 million per year, assuming a similar capital structure.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$207,052	$164,912
Accounts receivable, less allowance for doubtful accounts of $8,777 and $11,562 at December 31, 2012 and December 31, 2011, respectively	251,080	290,589
Deferred tax assets, net	12,263	26,451
Prepaid expenses and other current assets	45,632	38,379
Total current assets	516,027	520,331
Notes receivable from CareCentrix	28,471	25,000
Fixed assets, net	41,414	46,246
Intangible assets, net	193,613	214,874
Goodwill	656,364	641,669
Other assets	75,045	82,208
Total assets	$1,510,934	$1,530,328
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$14,903
Accounts payable	13,445	12,613
Payroll and related taxes	45,357	42,027
Deferred revenue	37,444	34,114
Medicare liabilities	27,122	23,066
Obligations under insurance programs	56,536	54,976
Accrued nursing home costs	18,428	24,223
Other accrued expenses	66,567	89,270
Total current liabilities	289,899	295,192
Long-term debt	910,182	973,222
Deferred tax liabilities, net	42,165	32,498
Other liabilities	33,988	26,885
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 32,009,286 and 31,435,264 shares at December 31, 2012 and December 31, 2011, respectively	3,201	3,144
Additional paid-in capital	399,148	387,803
Treasury stock, at cost, 1,260,879 and 655,802 shares at December 31, 2012 and December 31, 2011, respectively	(17,852)	(12,878)
Accumulated deficit	(151,335)	(178,131)
Total Gentiva shareholders’ equity	233,162	199,938
Noncontrolling interests	1,538	2,593
Total equity	234,700	202,531
Total liabilities and equity	$1,510,934	$1,530,328
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net revenues	$1,712,804	$1,798,778	$1,414,459
Cost of services sold	908,741	948,455	680,074
Gross profit	804,063	850,323	734,385
Selling, general and administrative expenses	(655,766)	(730,407)	(606,864)
Goodwill, intangibles and other long-lived asset impairment	(19,132)	(643,305)	—
Gain on sale of assets and businesses, net	8,014	1,061	103
Dividend income	—	8,590	—
Interest income	2,661	2,686	2,656
Interest expense and other	(92,608)	(91,296)	(41,686)
Income (loss) from continuing operations before income taxes and equity in net (loss) earnings of CareCentrix	47,232	(602,348)	88,594
Income tax (expense) benefit	(17,251)	75,768	(34,076)
Equity in net (loss) earnings of CareCentrix	(2,301)	68,381	1,298
Income (loss) from continuing operations	27,680	(458,199)	55,816
Discontinued operations, net of tax	—	8,315	(3,135)
Net income (loss)	27,680	(449,884)	52,681
Less: Net income attributable to noncontrolling interests	(884)	(641)	(526)
Net income (loss) attributable to Gentiva shareholders	$26,796	$(450,525)	$52,155
Total comprehensive income (loss)	$27,680	$(450,362)	$53,159
Basic earnings per common share:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.88	$(15.13)	$1.86
Discontinued operations, net of tax	—	0.28	(0.11)
Net income (loss) attributable to Gentiva shareholders	$0.88	$(14.85)	$1.75
Weighted average shares outstanding	30,509	30,336	29,724
Diluted earnings per common share:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.87	$(15.13)	$1.81
Discontinued operations, net of tax	—	0.28	(0.10)
Net income (loss) attributable to Gentiva shareholders	$0.87	$(14.85)	$1.71
Weighted average shares outstanding	30,687	30,336	30,468
Amounts attributable to Gentiva shareholders:
Income (loss) from continuing operations	$26,796	$(458,840)	$55,290
Discontinued operations, net of tax	—	8,315	(3,135)
Net income (loss)	$26,796	$(450,525)	$52,155
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at January 3, 2010	29,946,393	$2,994	$355,429	$220,239	$—	$(7,499)	$—	$571,163
Comprehensive income:
Net income	—	—	—	52,155	—	—	526	52,681
Unrealized gain on interest rate swap, net of tax	—	—	—	—	478	—	—	478
Total comprehensive income	—	—	—	52,155	478	—	526	53,159
Income tax benefits associated with the exercise of non-qualified stock options	—	—	1,289	—	—	—	—	1,289
Equity-based compensation expense	—	—	6,279	—	—	—	—	6,279
Other non-cash compensation expense	—	—	577	—	—	—	—	577
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	852,698	86	8,532	—	—	—	—	8,618
Acquisition of noncontrolling interest	—	—	—	—	—	—	2,410	2,410
Distribution to partnership interests	—	—	—	—	—	—	(278)	(278)
Treasury shares:
Stock repurchase (175,000 shares)	—	—	—	—	—	(4,985)	—	(4,985)
Balance at December 31, 2010	30,799,091	3,080	372,106	272,394	478	(12,484)	2,658	638,232
Comprehensive (loss) income:
Net (loss) income	—	—	—	(450,525)	—	—	641	(449,884)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290
Total comprehensive (loss) income	—	—	—	(450,525)	(478)	—	641	(450,362)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	257	—	—	—	—	257
Equity-based compensation expense	—	—	7,548	—	—	—	—	7,548
Other non-cash compensation expense	—	—	407	—	—	—	—	407
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	636,173	64	7,837	—	—	—	—	7,901
Acquisition of noncontrolling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(738)	(738)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)
Balance at December 31, 2011	31,435,264	3,144	387,803	(178,131)	—	(12,878)	2,593	202,531
Comprehensive income:
Net income	—	—	—	26,796	—	—	884	27,680
Total comprehensive income	—	—	—	26,796	—	—	884	27,680
Income tax expense associated with the exercise of non-qualified stock options	—	—	(223)	—	—	—	—	(223)
Equity-based compensation expense	—	—	7,645	—	—	—	—	7,645
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	574,022	57	3,923	—	—	—	—	3,980
Distribution to partnership interests	—	—	—	—	—	—	(826)	(826)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1,113)	(1,113)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	—	(4,974)	—	(4,974)
Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$—	$(17,852)	$1,538	$234,700
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
OPERATING ACTIVITIES:
Net income (loss)	$27,680	$(449,884)	$52,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,580	30,140	22,576
Amortization and write-off of debt issuance costs	13,761	16,263	5,016
Provision for doubtful accounts	4,066	8,541	10,285
Equity-based compensation expense	7,645	7,548	6,279
Windfall tax benefits associated with equity-based compensation	(88)	(192)	(948)
Goodwill, intangibles and other long-lived asset impairment	19,132	643,305	—
(Gain) loss on sale of assets and businesses, net	(8,014)	(12,536)	2,031
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	2,301	(68,381)	(1,298)
Deferred income tax expense (benefit)	23,513	(86,012)	(1,220)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	34,882	(39,542)	35,600
Prepaid expenses and other current assets	(15,447)	10,467	(16,000)
Accounts payable	832	(2,949)	6,590
Payroll and related taxes	3,275	(2,136)	(4,139)
Deferred revenue	3,330	(2,273)	28
Medicare liabilities	4,142	(8,170)	11,250
Obligations under insurance programs	1,560	(6,923)	4,549
Accrued nursing home costs	(5,795)	(18)	7,549
Other accrued expenses	(23,323)	(31,642)	(275)
Other, net	5,936	(465)	2,067
Net cash provided by operating activities	125,968	5,141	142,621
INVESTING ACTIVITIES:
Purchase of fixed assets	(11,779)	(19,231)	(16,184)
Proceeds from sale of businesses, net of cash transferred	9,220	146,315	9,796
Acquisition of businesses, net of cash acquired	(22,335)	(320)	(834,919)
Net cash (used in) provided by investing activities	(24,894)	126,764	(841,307)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,980	7,901	8,618
Windfall tax benefits associated with equity-based compensation	88	192	948
Proceeds from issuance of debt	—	—	1,075,000
Borrowings under revolving credit facility	—	—	30,000
Repayment of borrowings under revolving credit facility	—	—	(30,000)
Repayment of long-term debt	(52,943)	(63,438)	(260,437)
Repayment of Odyssey debt	—	—	(108,822)
Repurchase of common stock	(4,974)	—	(4,985)
Debt issuance costs	(4,125)	(15,460)	(58,577)
Repayment of capital lease obligations	(135)	(267)	(645)
Other	(825)	(673)	(72)
Net cash (used in) provided by financing activities	(58,934)	(71,745)	651,028
Net change in cash and cash equivalents	42,140	60,160	(47,658)
Cash and cash equivalents at beginning of year	164,912	104,752	152,410
Cash and cash equivalents at end of year	$207,052	$164,912	$104,752
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$78,783	$78,639	$24,052
Income taxes paid	$4,375	$38,067	$47,446

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 shares of common stock in 2011 from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.
For years 2012, 2011 and 2010 deferred tax (expense) benefit associated with stock compensation deductions of ($0.2) million, $0.3 million and $1.3 million, respectively, have been credited to shareholders' equity.
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health services and hospice care throughout most of the United States. The Company’s continuing operations involve servicing its patients and customers through (i) its Home Health segment and (ii) its Hospice segment. Discontinued operations represent services and products provided to patients through the Company's respiratory therapy and home medical equipment and infusion therapy (“HME and IV”) businesses, the Company’s Rehab Without Walls® business and the Company’s homemaker services business in Illinois ("IDOA").
During 2012, the Company completed three acquisitions for total cash consideration of $22.3 million. These transactions were done primarily to extend the Company's geographic coverage areas in both home health and hospice.
A summary of the transactions for 2012, 2011 and 2010 and the cash consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Family Home Care Corporation	Washington and Idaho	August 31, 2012	$12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.5
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
Odyssey HealthCare, Inc.	Nationwide	August 17, 2010	1,087.0
United Health Care Group, Inc.	Louisiana	May 15, 2010	6.0
Heart to Heart Hospice of Starkville, LLC	Mississippi	March 5, 2010	2.5
In connection with the acquisition of Odyssey in August 2010, the Company entered into a new $875 million Credit Agreement and issued $325 million of senior unsecured notes.
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold off its consulting business. A summary of the Company's operations which were sold during 2012, 2011 and 2010 is as follows (in millions):

Dispositions:	Date	Consideration
Phoenix area hospice operations	November 30, 2012	$3.5
Gentiva Consulting	May 31, 2012	0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
Certain home health branches-Utah, Michigan, Nevada and Brooklyn, New York	Fourth Quarter 2011	1.6
Iowa home health branch	January 30, 2010	0.3
Furthermore, during 2011 and 2010, the Company sold its IDOA business based in Illinois, Rehab Without Walls® business and its HME and IV businesses in order to focus on its core businesses, home health and hospice. A summary of these transactions follows (in millions):

Discontinued operations:	Date	Consideration
IDOA	October 14, 2011	$2.4
Rehab Without Walls®	September 10, 2011	9.8
HME and IV businesses	February 1, 2010	16.4
The Company considered these business units as operating segments and, as such, the financial results of these businesses were reported as discontinued operations for all periods presented in the Company’s consolidated financial statements.
During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of comprehensive income. See Note 7 for additional information.

The impact of these transactions have been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 4 for more information.

Note 2.	Summary of Significant Accounting Policies
Consolidation
The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company's hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company's consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 and presented as a component of equity in the Company's consolidated balance sheets at December 31, 2012 and 2011. All material balances and transactions between the consolidated entities have been eliminated.
The Company adopted a change to a calendar year reporting period for 2010. Due to the change to a calendar year reporting period in 2010, the Company's reporting period for 2012, 2011 and 2010 included 366 days, 365 days and 362 days, respectively.
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
Significant Accounting Policies and Estimates
Revenue Recognition
Revenues recognized by the Company are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. In each category described below, the impact of the estimate, if applicable, undertaken by the Company with respect to these elements is reflected in net revenues in the consolidated statements of comprehensive income. See further discussion of the elements below under the heading “Causes and Impact of Change on Revenue.”
Home Health Episodic Net Revenues
Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including the average length of time of each treatment as compared to a standard 60 day episode, the differences, if any, between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $37.4 million and $34.1 million primarily relating to the PPS program was included under current liabilities in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Hospice Medicare Net Revenues
Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method by, first determining a fraction represented by the number of days the company provided hospice services over the total number of days the beneficiary received hospice services. The sum of the whole and fractional shares of beneficiaries time represent the total beneficiaries served during the cap period. The payment cap in then determined by multiplying the total beneficiaries by the per beneficiary limit to determine the aggregate payment cap, subject to certain adjustments. Medicare revenue paid to a provider for any given Medicare cap year cannot exceed the aggregate Medicare payment cap for that year. As of December 31, 2012, the Company currently has 21 programs estimated to exceed the Medicare cap limits for the 2013 cap year. The Company has recorded approximately $4.4 million, $4.3 million and $4.5 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statements of comprehensive income for 2012, 2011 and 2010 respectively. As of December 31, 2012 and 2011, approximately $15.9 million and $15.6 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheets associated with Medicare cap exposures.
Fee-for-Service Agreements
Under fee-for-service agreements with patients and commercial and certain state and local government payers, net revenues are recorded based on net realizable amounts to be received in the period in which the services are provided. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.
Medicare Settlement Issues under Interim Payment System
Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary is currently in process of finalizing its audit of the fiscal 2000 cost reports. Although management believes that established reserves related to the open fiscal 2000 cost report year were sufficient at December 31, 2012, it is possible that adjustments resulting from such audits could exceed established reserves and could have a material effect on the Company’s financial condition and results of operations. These reserves are reflected in Medicare liabilities in the accompanying consolidated balance sheets. The Company periodically reviews its established audit reserves for appropriateness and records any adjustments or settlements as net revenues in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in established reserves for the periods presented in this report.
Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of comprehensive income in the period in which such gain contingencies are realized.
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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $4.1 million in 2012. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011 and $6.0 million and $4.3 million, respectively, in 2010. The allowance for doubtful accounts at December 31, 2012 and 2011 was $8.8 million and $11.6 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 112 of this report.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various operating units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential impairment of goodwill and other indefinite-lived intangible assets. If the fair value of an reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of the Company’s reporting units, the Company uses a present value

(discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 9 for information on the Company's impairment testing.
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
Workers’ compensation and professional and general liability costs associated with continuing operations were $21.0 million, $15.1 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million and $0.8 million for 2011 and 2010, respectively. Differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
The Company maintains insurance coverage on individual claims. The Company is responsible for the cost of individual workers’ compensation claims and individual professional liability claims up to $500 thousand per incident that occurred prior to March 15, 2002, and $1 million per incident thereafter. The Company also maintains excess liability coverage relating to professional liability and casualty claims which provides insurance coverage for individual claims of up to$25 million in excess of the underlying coverage limits. Payments under the Company’s workers’ compensation program are guaranteed by letters of credit. The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.
The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2012. For the years ended December 31, 2012, 2011 and 2010, employee health and welfare benefit costs associated with continuing operations were $87.5 million, $93.0 million and $58.9 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million and $1.2 million for 2011 and 2010, respectively. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
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
The Company had operating funds of approximately $5.4 million and $5.0 million at December 31, 2012 and 2011, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
During 2011, the Company sold its investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares it held of approximately $8.6 million in 2011, which is reflected in dividend income in the Company's consolidated statements of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company's consolidated statements of comprehensive income. As of December 31, 2012, the Company recorded at cost a new investment in CareCentrix Holdings Inc. of $0.9 million for shares that it expects to receive in settlement of certain tax amounts owed to the Company as set forth in the stock purchase agreement. The Company held no remaining ownership in CareCentrix Holdings Inc. as of December 31, 2011.
At December 31, 2012 and December 31, 2011, the Company had assets of $27.7 million and $26.3 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of December 31, 2012 and 2011, the Company had unamortized debt issuance costs of $44.2 million and $53.7 million, respectively, recorded in other assets in the Company’s consolidated balance sheets. During 2012, the Company incurred incremental debt issuance costs of approximately $5.3 million in connection with an amendment to the Company’s credit agreement. Approximately $4.1 million of these costs have been capitalized and are being amortized over the remaining life of the debt using an effective interest rate methodology. In addition, the Company wrote off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense in the Company’s consolidated statements of comprehensive income, associated with the reduction in the revolving credit facility.
During 2011, the Company (i) incurred incremental debt issuance costs of approximately $15.5 million and (ii) recorded a write-off of deferred debt issuance costs of approximately $3.5 million in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s senior secured credit agreement. During 2010, the Company wrote off $2.5 million of deferred debt issuance costs in connection with the termination of its 2006 credit agreement. See Note 12 for additional information.
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. See Note 8 for additional information.
Accounting for Impairment and Disposal of Long-Lived Assets
The Company evaluates the possible impairment of its long-lived assets, including intangible assets, which are amortized pursuant to authoritative guidance. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. See Note 8 and Note 9 for additional information.

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
Equity-Based Compensation Plans
The Company has several stock ownership and compensation plans, which are described more fully in Note 14. The Company accounts for its equity-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under the Company's equity-based compensation plans is recognized as compensation expense over the vesting period of the award.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred income tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 17 for additional information.
Reclassifications
Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the current year presentation including, among other things, (i) adjustments to the recorded amounts of the Company's deferred tax assets and related tax benefits, (ii) a reclassification of certain cost of services sold as presented within the Company's guarantor and non-guarantor financial information, as further described in Note 20 and (iii) a reclassification of non-current deferred tax assets and goodwill as further described in Note 9.

Note 3.	Recent Accounting Pronouncements
On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350) (ASU 2011-08), which provides final guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. The Company adopted ASU 2011-08 in the first quarter of 2012 and the adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.
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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. ASU 2011-05 requires that all items of net income, items of other comprehensive income and total comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be required for the quarter ending on or after March 31, 2012 and must be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of 2012 and although the presentation of financial statements changed, the adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 primarily clarifies existing concepts in accounting principles generally accepted in the United States of America. However, ASU 2011-04 requires new disclosures for Level 3 fair value measurements including quantitative information about significant unobservable inputs, the valuation process in place for all Level 3 measurements, and a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used. In addition, ASU 2011-04 requires disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy, the hierarchy classification for assets and liabilities whose fair value is disclosed only in the footnotes, and, if applicable, the reason nonfinancial assets measured at fair value are being used in a manner that differs from their highest and best use. The Company adopted ASU 2011-04 for the first quarter of 2012 and the adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Note 4.	Acquisitions and Dispositions
Acquisitions
During 2012, 2011 and 2010, the Company completed several acquisitions as further described below.
Odyssey HealthCare, Inc.
Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey, one of the largest providers of hospice care in the United States, operating approximately 100 Medicare-certified providers serving terminally ill patients and their families in 30 states. The Company completed the acquisition of Odyssey to expand the geographic coverage of its hospice services and to further diversify the Company’s business mix. Total consideration for the acquisition was $1.087 billion, including (i) $108.8 million to repay Odyssey’s existing long-term debt and accrued interest and (ii) $14.3 million relating to transaction costs incurred by Odyssey. In addition, The Company incurred transaction costs of approximately $26.0 million during 2010 which are reflected as selling, general and administrative expenses in the Company's consolidated statements of comprehensive income.
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

August 17, 2010
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
The following unaudited pro forma financial information presents the combined results of operations of the Company and Odyssey as if the acquisition had been effective at December 29, 2008, the beginning of the first quarter of 2009. The pro forma results for the year ended December 31, 2010 combine the results of the Company for such period and the historical results of Odyssey from January 1 through August 16, 2010 (in thousands, except per share amounts):

For the Year Ended
December 31, 2010
Net revenues	$1,853,244
Net income attributable to Gentiva shareholders	$62,767
Earnings per common share:
Basic	$2.11
Diluted	$2.06
Weighted average shares outstanding:
Basic	29,724
Diluted	30,468
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
Effective August 31, 2012, the Company completed its acquisition of the assets and business of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi. Total consideration of $4.5 million, excluding transaction costs and a post-closing adjustment of $0.2 million, was paid from the Company's existing cash reserves.
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of $5.5 million, excluding transaction costs and subject to post-closing adjustments, which consideration included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2.0 million is payable under the option agreement if certain earnout conditions are met, which the Company estimated fair value at acquisition date of $1.9 million, on a discounted cash flow basis. At December 31, 2012, the Company estimated the fair value of the contingent consideration at $1.1 million based upon certain average daily census growth targets and recorded an $0.8 million adjustment to the contingent consideration which is reflected in selling, general and administrative expenses in the Company's consolidated statement of comprehensive income for the period ended December 31, 2012 and as other accrued expenses on the Company's consolidated balance sheet at December 31, 2012. The consideration was paid at the time of closing from the Company's existing cash reserves.
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
Effective March 5, 2010, the Company completed its acquisition of the assets and business of Heart to Heart Hospice of Starkville, LLC, a provider of hospice services with two offices in Starkville and Tupelo, Mississippi. Total consideration of $2.5 million, excluding transaction costs and subject to post-closing adjustments, was paid at the time of closing from the Company’s existing cash reserves. The acquisition expanded the Company’s geographic coverage area to counties in north, central and southern Mississippi.
The allocation of the purchase prices relating to acquisitions consummated is as follows (in thousands):

	Fiscal Year
	2012	2010
Fixed assets, net	$509	$269
Identifiable intangible assets	9,205	3,830
Goodwill	14,695	4,546
Other assets	66	12
Total assets acquired	24,475	8,657
Accounts payable and accrued liabilities	(1,955)	—
Other liabilities	—	(157)
Total liabilities assumed	(1,955)	(157)
Net assets acquired	$22,520	$8,500
The valuation of the intangible assets by component and their respective useful lives are as follows (in thousands):

	Fiscal Year		Useful life
	2012	2010
Covenants not to compete	$203	$150	5 years
Customer relationships	—	430	10 years
Certificates of need	9,002	3,250	indefinite
Total	$9,205	$3,830

For the Company’s other acquisitions, the Company expects substantially all goodwill and identifiable intangible assets will be amortized for tax purposes.
Dispositions
Phoenix Hospice Operations
Effective November 30, 2012, the Company completed the sale of its Phoenix area hospice operations to Banner Health, an Arizona non-profit corporation, pursuant to an asset purchase agreement for cash consideration of $3.5 million. The Company recorded a gain of approximately $2.6 million which is reflected in gain on sale of businesses in the Company's consolidated statement of comprehensive income for the year 2012.
Gentiva Consulting, Louisiana Home Health and Hospice Operations
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during 2012 and established a receivable of approximately $0.5 million.
In connection with the sales, the Company recorded a gain on sale of businesses in the Company’s consolidated statements of comprehensive income of approximately $5.4 million for the year 2012.
Home Health and Hospice Branch Operations
In the fourth quarter of 2011, the Company entered into asset purchase agreements to sell the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement to sell the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. The Company has received all regulatory approvals and expects to complete the Brooklyn transaction in the first quarter of 2013.
The major classes of assets of the Home Health and Hospice branch operations that were sold were as follows (in thousands):

	2012		2011
	As of Date of Sale	December 31, 2011	As of Date of Sale
Assets:
Accounts receivable, net	$561	$526	$—
Fixed assets, net	271	338	199
Intangible assets	1,356	1,356	703
Other assets	485	640	1
Total assets	2,673	2,860	903
Liabilities:
Medicare liabilities	(86)	(18)	—
Payroll liabilities	—	—	(22)
Other accrued Expenses	(405)	(41)	—
Total liabilities	(491)	(59)	(22)
Total	$2,182	$2,801	$881
Other Asset Disposition
Effective January 30, 2010, the Company sold assets associated with a home health branch operation in Iowa for cash consideration of approximately $0.3 million and recognized a gain of approximately $0.1 million recorded in gain on sale of assets and businesses, net in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2010.

Discontinued Operations
Homemaker Services Agency and Rehab Without Walls® Operations
Effective October 14, 2011, the Company completed the sale of its homemaker services business ("IDOA") to Premier Home Health Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $2.4 million, consisting of (i) cash proceeds of approximately $2.0 million and (ii) an escrow fund of approximately $0.4 million, to be received by the Company subject to certain post closing conditions. During 2012, the Company reduced the escrow fund receivable to approximately $0.3 million as a result of certain post closing conditions and received such funds during 2012.
Effective September 10, 2011, the Company completed the sale of its Rehab Without Walls® business to Southern Home Care Services, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $9.8 million. The consideration consisted of (i) cash proceeds of approximately $9.2 million and (ii) an escrow fund of approximately $0.6 million which was received by the Company during 2012.
The major classes of assets of the Rehab Without Walls® and the IDOA businesses that were sold were as follows (in thousands):

As of Date of Sale
Non-current assets:
Fixed assets, net	$183
Other assets	109
Total non-current assets	292
Total	$292
HME and IV Operations
Effective February 1, 2010, the Company completed the sale of its HME and IV businesses to a subsidiary of Lincare Holdings, Inc., pursuant to an asset purchase agreement, for total consideration of approximately $16.4 million, consisting of (i) cash proceeds of approximately $8.5 million, (ii) approximately $2.5 million associated with operating and capital lease buyout obligations, (iii) an escrow fund of $5.0 million, which was recorded at estimated fair value of $3.2 million, to be received by the Company based on achieving a cumulative cash collections target for claims for services provided for a period of one year from the date of closing and (iv) an escrow fund of approximately $0.4 million for reimbursement of certain post closing liabilities. During 2010, the Company recorded a $0.1 million pre-tax gain, net of transaction costs in discontinued operations, net of tax, in the Company’s consolidated statements of comprehensive income. Transaction costs of $0.7 million consisted primarily of professional fees and expenses. During 2010, the Company received $1.0 million in settlement of the escrow fund associated with cash collections and recorded a $2.2 million charge in discontinued operations, net of tax. During 2011, the Company received $0.1 million of the escrow fund for settlement of post closing liabilities and recorded a charge of $0.3 million, in discontinued operations, net in the Company’s consolidated statements of comprehensive income.
Net revenues and operating results for the year 2011 and 2010 for IDOA, Rehab Without Walls® and HME and IV businesses were (in thousands):

	For the Year Ended
	December 31, 2011	December 31, 2010
Net revenues	$22,819	$36,526

Income before income taxes	$2,430	$(2,991)
Gain on sale of business	11,475	(2,134)
Income tax expense	(5,590)	1,990
Discontinued operations, net of tax	$8,315	$(3,135)

Note 5.	Fair Value of Financial Instruments
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,085	$—	$—	$54,085	$54,006	$—	$—	$54,006
Rabbi Trust:
Mutual funds	22,041	—	—	22,041	25,626	—	—	25,626
Money market funds	5,698	—	—	5,698	697	—	—	697
Total assets	$81,824	$—	$—	$81,824	$80,329	$—	$—	$80,329
Liabilities:
Payables to plan participants	$27,739	$—	$—	$27,739	$26,323	$—	$—	$26,323
Acquisition contingent liability	—	—	1,100	1,100	—	—	—	—
Total liabilities	$27,739	$—	$1,100	$28,839	$26,323	$—	$—	$26,323
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$25,220	$25,000	$26,600
Seller financing note receivable from CareCentrix	3,471	3,471	—	—
Liabilities:
Long-term obligations	$935,182	$912,818	$988,125	$863,313
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
Cash Flow Hedge
The Company may utilize derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) until March 9, 2011, a two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income in 2011. The Company’s interest rate cap expired in November 2011 and as of December 31, 2012 and December 31, 2011, the Company held no derivative financial instruments.

Note 6.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	For the Year Ended
	2012	2011	2010
Medicare:
Home Health	$749.0	$799.2	$822.7
Hospice	715.5	729.1	326.2
Total Medicare	1,464.6	1,528.3	1,148.9
Medicaid and Local Government	74.4	83.1	74.0
Commercial Insurance and Other:
Paid at episodic rates	85.2	77.7	86.4
Other	88.6	109.7	105.2
Total Commercial Insurance and Other	173.8	187.4	191.6
Total net revenues	$1,712.8	$1,798.8	$1,414.5
For 2012, 2011 and 2010 the Company recorded hospice Medicare cap expense of $4.4 million, $4.3 million and $4.5 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. The payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of December 31, 2012 and 2011, the Company had Medicare cap liabilities of $15.9 million and $15.6 million, respectively, which were reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Odyssey, prior to the acquisition by Gentiva, had filed appeals with CMS to change the methodology previously used to calculate the Medicare payment cap in order to utilize the proportional method of determining the payment cap, as described above. This method allocates the Medicare payment cap over the cap years that the beneficiary is on service. In connection with those appeals, the Company has received final settlement letters for many of its providers and recorded approximately $1.5 million as net revenue for the period ended December 31, 2012 in the Company's consolidated financial statements.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement are as follows:

	December 31, 2012	December 31, 2011
Medicare	$192,541	$217,028
Medicaid and Local Government	31,259	46,553
Commercial Insurance and Other	36,057	38,570
Gross Accounts Receivable	259,857	302,151
Less: Allowance for doubtful accounts	(8,777)	(11,562)
Net Accounts Receivable	$251,080	$290,589
The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $1.7 million and $2.1 million, respectively, as of December 31, 2012 and December 31, 2011.
The Company’s only financing receivable is the notes receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of December 31, 2012 and 2011, the Company had no allowances for credit losses.

Note 7.	Investment in and Notes Receivable from CareCentrix
Effective September 19, 2011, the Company sold its remaining investment in CareCentrix Holdings. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for 2011, which were reflected in dividend income in the Company's consolidated statements of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, including an escrow of approximately $10.6 million, which was reflected in equity in net earnings of CareCentrix, in the Company's consolidated statements of comprehensive income.
The Company holds a $25 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017, which is five years, six months from the closing of the transaction, or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $2.5 million for each of the years 2012, 2011 and 2010.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. During the year 2012, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
On August 24, 2012, the Company received notification from CareCentrix of its election to draw seller financing from the escrow fund pursuant to the terms of the stock purchase agreement. As such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to a note receivable from CareCentrix on the Company's consolidated balance sheet as of December 31, 2012. The note receivable, which bears interest at 14 percent through 2012 and 18 percent thereafter, matures on the earlier of March 19, 2017 or upon the sale of CareCentrix Holdings. Interest on the note is payable quarterly, in kind and will accrete as additional principal on the note. On April 1 of each year, 40 percent of the accreted interest for the prior calendar year will be paid in cash. The Company expects to record interest income at the time of receipt of the interest payments.
On September 17, 2012, the Company received a formal notice of claims for indemnification from CareCentrix. In the notice, CareCentrix asserted that the total claimed amounts exceed the total amount in escrow and demanded that the entire principal amount of the seller financing note be reduced to zero. In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix. The Company established an investment in CareCentrix of $0.9 million for shares that it may receive as part of any settlement.
The Company recognized approximately $2.3 million of equity in the net loss of CareCentrix for 2012 and $68.4 million and $1.3 million of equity in the net earnings of CareCentrix for 2011 and 2010, respectively.
The Company’s financing receivables consist of the previously described $25 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of December 31, 2012 and December 31, 2011, the Company had no allowances for credit losses.

Note 8.	Fixed Assets, Net
Fixed assets at December 31, 2012 and 2011 were as follows:

(In thousands)	Useful Lives	December 31, 2012	December 31, 2011
Land	Indefinite	$1,451	$1,451
Building	30 Years	6,107	6,107
Computer equipment and software	3-7 Years	65,718	58,270
Home medical equipment	4 Years	5,179	4,671
Furniture and fixtures	5 Years	24,556	31,501
Leasehold improvements	Lease Term	18,250	19,318
Machinery and equipment	5 Years	2,803	2,954
		124,064	124,272
Less accumulated depreciation		(82,650)	(78,026)
Fixed assets, net		$41,414	$46,246
Depreciation expense was approximately $16.6 million in 2012, $17.2 million in 2011 and $14.4 million in 2010.
Computer equipment and software at December 31, 2012 and December 31, 2011 included deferred software development costs of $2.0 million and $5.7 million, respectively, primarily related to replacement of the Company’s financial, human resources and management reporting systems.
In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems, including the Company's LifeSmart clinical management system, to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During 2011, the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangible assets and other long-lived asset impairment in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.

Note 9.	Identifiable Intangible Assets and Goodwill
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various reporting units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each reporting unit to the carrying amount of their allocated net assets to determine if there is a potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of the Company's reporting units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the reporting units.
If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
 The Company's operations include two reporting units: Home Health and Hospice. To determine fair value of each of these reporting units, the Company considered the income approach, which determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company determined that discounted cash flow is the best indicator to determine fair value.
The Company performed its annual impairment test as of December 31, 2012. For purposes of the annual impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. The Company used discount rates of 10.6 percent and 9.5 percent to calculate the fair value of its Home Health and Hospice reporting units, respectively. Discount rates of 12.1 percent and 11.7 percent, respectively, were used in the annual impairment test performed as of December 31, 2011.
Based on the results of the annual impairment test as of December 31, 2012, the Company's Home Health reporting unit had an estimated fair value that was approximately 52 percent greater that its carrying value. The total net book value and estimated fair value of the Home Health reporting unit at December 31, 2012 were $129 million and $196 million, respectively. The Company's Hospice reporting unit had an estimated fair value that was approximately 18 percent greater than its carrying value. The total net book value and estimated fair value of the Hospice reporting unit at December 31, 2012 were $746 million and $883 million, respectively. The total allocated goodwill assigned to the Company's Home Health and Hospice reporting units were $9.0 million and $647.3 million, respectively, at December 31, 2012.
During 2012, the Company initiated an effort to re-brand all of its branch operations under the single Gentiva name. In connection with this re-branding effort, the Company recorded a $19.1 million non-cash write-off of remaining trade name balances for the year 2012, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statements of comprehensive income.
During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets and goodwill in response to changes in its business climate, uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit as well as a significant decline in the price of the Company's common stock during the third quarter. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets, as well as goodwill, was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine the fair values. The Company then determined the implied fair value of goodwill by determining the fair value of all assets and liabilities. As a result of this process, the Company recorded a non-cash charge of approximately $602.1 million to reduce the carrying value of certain identifiable intangible assets, as well as goodwill, to their estimated fair values. The impairment loss is included within goodwill, intangibles and other long-lived assets impairment in the Company's consolidated statements of comprehensive income for the year 2011.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of December 31, 2012 and December 31, 2011 were as follows (in thousands):

	December 31, 2012			December 31, 2011			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,667	$15,685	$17,352	$1,473	$15,675	$17,148	2-5 Yrs
Less: accumulated amortization	(1,449)	(14,113)	(15,562)	(1,411)	(9,144)	(10,555)
Net covenants not to compete	218	1,572	1,790	62	6,531	6,593

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Yrs
Less: accumulated amortization	(17,651)	(390)	(18,041)	(15,304)	(299)	(15,603)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)
Net customer relationships	9,518	520	10,038	11,865	611	12,476

Tradenames	18,215	16,730	34,945	18,215	16,730	34,945	5-10 Yrs
Less: accumulated amortization	(11,794)	(3,608)	(15,402)	(10,522)	(2,346)	(12,868)
accumulated impairment losses	(6,421)	(13,122)	(19,543)	(411)	—	(411)
Net tradenames	—	—	—	7,282	14,384	21,666
Amortized intangible assets	9,736	2,092	11,828	19,209	21,526	40,735
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	225,227	101,749	326,976	220,285	98,526	318,811
Less: accumulated impairment losses	(144,672)	(519)	(145,191)	(144,672)	—	(144,672)
Net Medicare licenses and certificates of need	80,555	101,230	181,785	75,613	98,526	174,139
Total identifiable intangible assets	$90,291	$103,322	$193,613	$94,822	$120,052	$214,874
During 2012, the Company recorded a charge of approximately $1.4 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana and the Phoenix area hospice operations, which is recorded in gain on sale of assets and businesses, net in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2012.
During 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment that the Company was facing. As a result of this effort, the Company closed or divested 46 home health branches and 13 hospice branches in late 2011 and early 2012. In connection with these activities, during 2011, the Company recorded charges of $1.1 million related to disposition of intangible assets for certain of the closed or divested branches. Approximately $0.7 million of these charges are recorded in gain on sale of assets and businesses, net and the remaining $0.4 million are recorded as selling, general and administrative expenses in the Company's consolidated statement of comprehensive income for the year ended December 31, 2011.
For 2012, 2011 and 2010, the Company recorded amortization expense of approximately $10.0 million, $13.0 million, and $8.1 million, respectively. The estimated amortization expense for each of the next five succeeding years approximates $4.1 million for 2013, $2.4 million for 2014, $2.3 million for 2015, $1.4 million for 2016, and $1.2 million for 2017.

The gross carrying amount of goodwill as of December 31, 2012 and December 31, 2011 and activity during the years 2012 and 2011 were as follows (in thousands):

	Home Health	Hospice	Total
Balance at December 31, 2010	$264,679	$820,387	$1,085,066
Goodwill adjustment	2,379	11,261	13,641
Accumulated impairment losses	(263,370)	(193,667)	(457,037)
Balance at December 31, 2011	3,688	637,981	641,669
Goodwill acquired during 2012	5,331	9,364	14,695
Balance at December 31, 2012	$9,019	$647,345	$656,364
During 2011, the Company reclassified deferred tax assets associated with the classification of deductible intangible assets and goodwill related to a 2006 acquisition. The impact of this reclassification was an increase in goodwill in the Home Health and Hospice segments of $2.4 million and $11.2 million, respectively, and a decrease in non-current deferred tax assets of $13.6 million.
Medicare Licenses and Certificates of Need
Medicare licenses and certificates of need (“CON”) represent the largest component of identifiable intangible assets. A Medicare license, which represents a provider number issued by the federal or state government, is a necessary requirement for any health care provider to be eligible to receive reimbursement for patient services under the government programs. A CON is a formal acknowledgment by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 13 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.
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
During 2012, 2011 and 2010, the Company recorded net charges of $5.7 million, $49.1 million and $46.0 million, respectively, relating to cost savings initiatives and other restructuring, acquisition and integration activities and legal settlements. These charges were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.

Cost Savings Initiatives and Other Restructuring
During 2012, 2011, and 2010, the Company recorded charges of $1.7 million, $15.3 million and $6.3 million, respectively, in connection with restructuring activities, including severance costs in connection with the termination of personnel and facility leases and other costs.
During 2011 and early 2012, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company (i) closed or divested 46 home health branches and 13 hospice branches and (ii) significantly reduced staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $1.7 million for 2012 and $13.2 million for 2011, related to severance, facility lease and other costs.
These charges included a non-cash charge of approximately $0.4 million and $0.6 million, recorded in 2011 and 2010, respectively, associated with the acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers.
Acquisition and Integration Activities
During 2012, the Company recorded positive adjustments to the acquisition and integration reserves of $1.0 million, primarily relating to favorable lease settlements associated with the acquisition of Odyssey, and for 2011 and 2010 recorded charges of $7.9 million and $26.0 million, respectively, in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals, write-off of prepaid fees in connection with the termination of the Company’s 2006 credit agreement and severance costs.
Legal Settlements
For the year ended December 31, 2012, the Company recorded legal settlements of $5.0 million related to the settlement of the Wilkie wage and hour lawsuit, which is pending final court approval.
For the year ended December 31, 2011, the Company recorded legal settlements of $26.0 million related to a settlement with the United States regarding Odyssey's provision of continuous care services prior to the Company's acquisition of Odyssey in August 2010.
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

The costs incurred and cash expenditures associated with these activities during 2012, 2011 and 2010 were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at January 3, 2010	$646	$—	$3,000	$3,646
Charge in 2010	6,269	26,040	13,694	46,003
Cash expenditures	(3,445)	(19,561)	(5,994)	(29,000)
Non-cash expenditures	(577)	(2,495)	1,800	(1,272)
Balance at December 31, 2010	2,893	3,984	12,500	19,377
Charge in 2011	15,259	7,879	26,000	49,138
Cash expenditures	(7,680)	(8,155)	(12,500)	(28,335)
Non-cash expenditures	(1,801)	—	—	(1,801)
Balance at December 31, 2011	8,671	3,708	26,000	38,379
Charge in 2012	1,701	(989)	4,958	5,670
Cash expenditures	(8,544)	(1,492)	(30,958)	(40,994)
Non-cash expenditures	(143)	(216)	—	(359)
Balance at December 31, 2012	$1,685	$1,011	$—	$2,696
The balance of unpaid charges relating to cost savings initiatives and other restructuring, and acquisition and integration activities aggregated $2.7 million and $38.4 million at December 31, 2012 and December 31, 2011, respectively. These items were included in other accrued expenses in the Company's consolidated balance sheets with the exception of unpaid charges associated with the legal settlement regarding Odyssey's provision of continuous care services which were included in Medicare liabilities in the Company's consolidated balance sheets. These legal settlements aggregated $26.0 million at December 31, 2011 and were paid in the first quarter of 2012.

Note 11.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing income (loss) from continuing operations attributable to Gentiva shareholders, discontinued operations, net of tax and net income (loss) attributable to Gentiva shareholders, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income (loss) attributable to Gentiva shareholders	$26,796	$(450,525)	$52,155

Basic weighted average common shares outstanding	30,509	30,336	29,724

Shares issuable upon the assumed exercise of stock
options and under stock plans for employees and
directors using the treasury stock method	178	—	744

Diluted weighted average common shares outstanding	30,687	30,336	30,468

Basic earnings per common share
Net income (loss) attributable to Gentiva shareholders	$0.88	$(14.85)	$1.75

Diluted earnings per common share:
Net income (loss) attributable to Gentiva shareholders	$0.87	$(14.85)	$1.71

Anti-dilutive shares by type:
Stock options	2,813	2,388	1,061
Performance share units	89	129	38
Restricted stock	330	348	—
Total anti-dilutive shares	3,232	2,865	1,099
For 2012, 2011 and 2010 approximately 3.2 million, 2.9 million and 1.1 million shares, respectively, were excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive under the treasury stock method.

Note 12.	Long-Term Debt
Credit Arrangements
At December 31, 2012, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of December 31, 2012 and December 31, 2011, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Credit Agreement:
Term Loan A, maturing August 17, 2015	$143,750	$158,653
Term Loan B, maturing August 17, 2016	466,432	504,472
11.5% Senior Notes due 2018	325,000	325,000
Total debt	935,182	988,125
Less: current portion of long-term debt	(25,000)	(14,903)
Total long-term debt	$910,182	$973,222
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
As of December 31, 2012, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. In connection with the reduction in the revolving credit facility, the Company wrote-off prepaid debt issuance costs of approximately $0.5 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the year ended 2012, and capitalized costs associated with the revolving credit facility of approximately $0.8 million. Outstanding letters of credit were $45.4 million and $41.8 million at December 31, 2012 and December 31, 2011, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2012, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
As of December 31, 2012, the mandatory aggregate principal payments of long-term debt were $25.0 million in each of 2013 and 2014, $93.8 million in 2015 and $466.4 million in 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.2 percent per annum at December 31, 2012 and 6.9 percent per annum at December 31, 2011.
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
The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. Pursuant to Amendment No. 3, the Company made a prepayment of $12.0 million on its Term Loan A facility in the first quarter of 2012. During 2012, the Company made payments totaling $14.9 million on its Term Loan A facility. On February 28, 2013, the Company made an additional prepayment on its Term Loan A facility of $25 million. As a result of this prepayment, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014 at which time $6.3 million will be payable and for each quarter thereafter. The Company has performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and has met the requirement following the additional prepayment of $25 million noted above.
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
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent and (z) the Eurodollar Rate plus 1.00 percent. In connection with determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. From August 17, 2010 through March 9, 2011, the interest rate on borrowings under the Credit Agreement was 6.75 percent per annum. From March 10, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Giving effect to Amendment No. 3, subsequent to March 5, 2012, the interest rate on Term Loan A borrowings is 6.25 percent and on Term Loan B borrowings is 6.50 percent. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.
In connection with the refinancing pursuant to Amendment No. 1, the Company paid a two percent prepayment penalty on its Term Loan B facility of approximately $10.9 million which was recorded as deferred debt issuance costs. In accordance with applicable guidance, due to changes in some of the participating lenders, the Company recorded a write-off of a portion of its deferred debt issuance costs of approximately $3.5 million, which is reflected in interest expense and other in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2011.
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
As of December 31, 2012, the Company’s consolidated leverage ratio was 4.8x and the Company’s interest coverage ratio was 2.5x. As of December 31, 2012, the Company was in compliance with all covenants in the Credit Agreement.
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
Other
The Company has equipment capitalized under capital lease obligations. At December 31, 2012 and December 31, 2011, the Company had no obligations under long-term capital leases. The Company had no current portion of obligations under capital leases at December 31, 2012 and $0.1 million at December 31, 2011 which was recorded in other accrued expenses on the Company’s consolidated balance sheet.

Note 13.	Shareholders’ Equity
The Company’s authorized capital stock includes 25,000,000 shares of preferred stock, $.01 par value, of which 1,000 shares have been designated Series A Cumulative Non-voting Redeemable Preferred Stock (“cumulative preferred stock”).
On April 14, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 1,500,000 shares of the Company’s outstanding common stock (the "2005 Repurchase Program"). In addition, on March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During 2012, the Company repurchased 605,077 shares of its common stock at an average cost of $8.22 per share and a total cost of approximately $5.0 million. Due to these repurchases, as of December 31, 2012, the Company had no remaining shares authorized under the 2005 Repurchase Program and had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below. During 2011, the Company did not repurchase any shares of its outstanding common stock.
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
The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.
Under the 2004 Plan, 6.2 million shares of common stock plus any remaining shares authorized under the 1999 Stock Incentive Plan as to which awards had not been made are available for grant. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. Under the 2004 Plan, stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term. As of December 31, 2012, the Company had 1,215,023 shares available for issuance under the 2004 Plan.
For the year ended December 31, 2012, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $7.6 million as compared to $7.5 million and $6.3 million for the corresponding periods of 2011 and 2010, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income. During 2011 and 2010, the Company recorded non-cash compensation expense of approximately $0.4 million and $0.6 million, respectively, associated with modifications of stock options for a former executive and acceleration of compensation expense relating to future vesting of stock options under severance agreements for certain of the Company’s former executive officers, which is reflected as selling, general and administrative expense in the consolidated statements of comprehensive income and is categorized as other restructuring costs. See Note 10 for additional information.

Stock Options
The weighted average fair values of the Company’s stock options granted during 2012, 2011 and 2010 calculated using the Black-Scholes option pricing model and other assumptions, were as follows.

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average fair value of options granted	$4.32	$3.46	$10.82
Risk-free interest rate	0.77% - 0.95%	0.91%	2.66%
Expected volatility	64%	60%	43%
Contractual life	7 years	7 years	7 years
Expected life	3.4 - 5.4 years	4.5 -6.5 years	4.5 -6.5 years
Expected dividend yield	—%	—%	—%
Stock option grants in 2012 and 2011 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2006 through 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.
A summary of Gentiva stock option activity as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	4,228,907	$15.59
Granted	36,000	8.46
Exercised	(123,818)	7.62
Cancelled	(388,671)	13.63
Balance as of December 31, 2012	3,752,418	$15.99	4.9	$5,408,335
Exercisable options	2,459,137	$18.15	4.5	$1,678,836
During 2012, the Company granted 36,000 stock options to employees under its 2004 Plan at an average exercise price of $8.46 and a weighted-average, grant-date fair value of $4.32. The total intrinsic value of options exercised during 2012 and 2011 was $0.3 million and $1.9 million, respectively.
As of December 31, 2012 and December 31, 2011, the Company had $2.5 million and $5.1 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.3 years and 1.7 years, respectively. The total fair value of options that vested during 2012 and 2011 was $4.7 million and $4.8 million, respectively.
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

A summary of Gentiva performance share unit activity as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Performance Share Units	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2011	125,800	$26.33
Granted	—	—
Vested	—	—
Cancelled	(5,400)	26.80
Balance as of December 31, 2012	120,400	$26.31
These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year service period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. There were no grants of performance share units for 2012.
As of December 31, 2012 and 2011, the Company had $1.5 million and $1.8 million, respectively, of total unrecognized compensation cost related to performance share units. This compensation expense is expected to be recognized over a weighted-average period of 1.0 year and 1.9 years, respectively.
Performance Cash Award
The Company may grant performance cash awards under its 2004 Plan. Performance cash awards result in the issuance of cash at the end of a three-year period and may range between zero and 200 percent of the performance cash award granted at target, based on the achievement of defined thresholds of the performance criteria.
These performance cash awards carry performance criteria measured on diluted earnings per share targets and fully vest at the end of a three-year service period provided the performance criteria are met. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
For 2012, the Company granted performance cash awards of approximately $4.8 million, with 50 percent of the award based on a 2012 diluted earning per share target and 50 percent of the award based on a 2014 diluted earnings per share target, subject to certain adjustments, with the awards expected to fully vest at the end of 2014. The performance cash awards based on 2012 diluted earnings per share target will be paid at 85 percent of target. The Company has recorded compensation cost of approximately $1.4 million for 2012 as selling, general and administrative expense in Company's consolidated financial statements.
As of December 31, 2012, the Company had approximately $2.6 million, of total unrecognized compensation cost related to performance cash awards which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock
A summary of Gentiva restricted stock activity as of December 31, 2012 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2011	377,750	$25.30
Granted	—	—
Exercised	—	—
Cancelled	(13,100)	26.58
Balance as of December 31, 2012	364,650	$25.25	$3,664,733
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of December 31, 2012 and 2011, the aggregate intrinsic value of the restricted stock awards was $3.7 million and $2.5 million, respectively. The Company had $4.3 million and $6.9 million of total unrecognized compensation cost related to restricted stock as of December 31, 2012 and 2011, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. In May of 2012, the Company’s shareholders approved increasing the aggregate number of shares of common stock available for issuance under the plan by 350,000 shares; therefore, the total number of shares of common stock reserved for issuance under this plan is 650,000, of which 274,533 shares were available for future grants as of December 31, 2012. During 2012, the Company granted 77,362 stock units under the DSU Plan at a grant date weighted-average fair value of $8.34 per stock unit. Prior to the increase in the aggregate shares available for issuance in May of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during 2012. Under the DSU Plan, 265,080 stock units were outstanding as of December 31, 2012.
Employee Stock Purchase Plan
The Company’s ESPP, as amended on May 10, 2012, provides an aggregate of 1,800,000 shares of common stock available for issuance under the ESPP. The Compensation Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. All employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. The offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. As of December 31, 2012, 2,337 shares of common stock were available for future issuance under the ESPP. During 2012, 2011 and 2010, the Company issued 403,292 shares, 407,091 shares and 216,831 shares, respectively, of common stock under its ESPP. The Company records compensation expense equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

Note 15.	Legal Matters
Litigation
In addition to the matters referenced in this Note 15, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business, financial condition, results of operations, liquidity or capital resources of the Company.
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. Plaintiffs also filed a motion for partial summary judgment with regard to the Company’s liability for Plaintiffs’ FLSA claims on April 3, 2012 and continue to maintain class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA. The parties' deadline for filing dispositive motions related to the liability phase of the lawsuit was February 14, 2013.
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
Odyssey filed a motion to dismiss the complaint against it on March 23, 2012. On August 14, 2012, the Court denied that motion as it related to Odyssey. Plaintiffs filed an amended complaint, which added a new retaliation claim. On October 3, 2012, defendants moved to dismiss the new retaliation claim and answered the remaining claims, but the court has not yet ruled on that motion. Written discovery between the parties has begun. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.
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
Shareholder Derivative Litigation
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which names certain of Gentiva’s current and former directors and officers as defendants, alleges, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleges that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action, and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action.
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
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The Company expects the Centers for Medicare & Medicaid Services (“CMS”) will finalize all items relating to the 2000 cost reports in 2013.
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
On May 5, 2008, Odyssey received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. The case is currently set for trial on March 10, 2014. Odyssey and VistaCare deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey, and the Company, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. The court lifted the stay on July 23, 2012 following the court entry of an order ruling on the motion to dismiss in the first qui tam action. On October 24, 2012, all defendants moved to dismiss the complaint. In response to that motion, the relators amended their complaint. On December 3, 2012, all defendants moved to dismiss the relators' amended complaint and that motion remains pending before the court. At this time, there is no scheduling order in place or trial date in the case. The Company, Odyssey and VistaCare deny the allegations made in the second qui tam action and will vigorously defend against them. Based on the limited information available at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.
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

Note 16.	Commitments
The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases associated with the Company’s continuing operations was $45.3 million in 2012, $47.9 million in 2011 and $37.8 million in 2010. Rent expense associated with the Company’s discontinued operations amounted to $0.6 million and $1.6 million for 2011 and 2010, respectively.
Future minimum rental commitments and sublease rentals for all non-cancelable leases, related to continuing operations, at December 31, 2012 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2013	$40,857	$206	$40,651
2014	32,361	174	32,187
2015	21,905	77	21,828
2016	13,238	—	13,238
2017	7,008	—	7,008
Thereafter	6,875	—	6,875

Note 17.	Income Taxes
A comparative analysis of the provision for income taxes follows (in thousands):

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Current:
Federal	$(7,784)	$7,784	$31,707
State and local	1,522	2,460	3,515
Current income tax (benefit) expense	(6,262)	10,244	35,222
Deferred:
Federal	20,211	(70,978)	(852)
State and local	3,302	(15,034)	(294)
Deferred income tax expense (benefit)	23,513	(86,012)	(1,146)
Income tax expense (benefit)	$17,251	$(75,768)	$34,076
A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for 2012, 2011 and 2010 is as follows:

	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Impairment	0.0	(23.6)	—
State income taxes, net of Federal benefit	4.6	1.7	4.8
Change in tax reserve	(3.4)	(0.5)	(2.7)
Increase (decrease) in capital loss valuation allowance	—	—	2.4
Net change in state valuation allowance	(0.6)	(0.1)	(1.1)
Other	0.9	0.1	0.1
Effective tax rate	36.5%	12.6%	38.5%

Deferred income tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets
Current:
Reserves and allowances	$8,833	$28,998
Payroll and related accruals	5,953	1,374
Other	446	514
Less: valuation allowance	(511)	(1,359)
Total current deferred tax assets	14,721	29,527
Noncurrent:
Equity compensation	16,940	15,424
Financing fees	—	3,668
Deferred rent	2,935	3,284
State net operating loss carryforwards	4,809	6,413
Other	3,669	3,149
Less: valuation allowance	(2,367)	(3,308)
Total noncurrent deferred tax assets	25,986	28,630
Total deferred tax assets	40,707	58,157
Deferred tax liabilities:
Current:
Prepaid assets and other	(2,458)	(3,076)

Noncurrent:
Fixed assets	(1,409)	(3,952)
Intangible assets	(51,546)	(52,286)
Developed software	(4,559)	(4,890)
Financing fees	(10,637)	—
Total non-current deferred tax liabilities	(68,151)	(61,128)
Total deferred tax liabilities	(70,609)	(64,204)
Net deferred tax liabilities	$(29,902)	$(6,047)
At December 31, 2012 and 2011, current net deferred tax assets were $12.3 million and $26.5 million, respectively and non-current net deferred tax liabilities were $42.2 million and $32.5 million, respectively.
As of December 31, 2012, the Company had state net operating loss carryforwards of approximately $102.7 million that will expire beginning in 2013. Deferred income tax assets, relating to the state net operating loss carryforwards approximate $4.8 million. A valuation allowance of $2.9 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization.
Authoritative guidance requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. At December 31, 2012 and 2011, the Company had $8.4 million and $11.0 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2010	$2,165
Additions for tax positions of the current year	1,775
Additions for tax positions of prior year	286
Odyssey balance at date of acquisition	1,331
Changes in judgment	29
Reductions for tax positions of prior years for:
Settlements during the period	(4)
Lapses of applicable statute of limitations	(1,931)
Balance at December 31, 2010	3,651
Additions for tax positions of the current year	9,039
Additions for tax positions of prior year	2,316
Changes in judgment	(584)
Reductions for tax positions of prior years for:
Settlements during the period	(3,184)
Lapses of applicable statute of limitations	(211)
Balance at December 31, 2011	11,027
Additions for tax positions of the current year	126
Additions for tax positions of prior year	245
Changes in judgment	(2,312)
Reductions for tax positions of prior years for:
Settlements during the period	(274)
Lapses of applicable statute of limitations	(456)
Balance at December 31, 2012	$8,356
The Company recognizes interest and penalties on uncertain tax positions in income tax expense. The Company had approximately $0.6 million and $0.3 million of accrued interest related to uncertain tax positions as of December 31, 2012 and 2011, respectively.
The Company continues to participate in the IRS’ Compliance Assurance Program (“CAP”). As a result of the Company’s participation in CAP, management has closed federal tax years prior to 2011 and anticipates closing 2011 in early 2013. The Company has a tax receivable of $21.5 million on its books as of December 31, 2012, primarily related to the settlement of positions late in 2012 with the IRS for both 2011 and 2012 tax years. The cash will be used to offset 2013 tax liabilities in lieu of making estimated tax payments. The Company is still open under statute of limitations for examination of income and non-income tax filings in various state and local jurisdictions from 2007 through current filings.

Note 18.	Benefit Plans for Employees
The Company maintains qualified and non-qualified defined contribution plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution plan for salaried employees, all pre-tax contributions, matching contributions and discretionary contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2012 and 2011, totaling approximately $27.7 million and $26.3 million, respectively, were included in other assets and other liabilities in the Company’s consolidated balance sheets. Company contributions under the defined contribution plans were approximately $7.6 million in 2012, $9.1 million in 2011 and $8.2 million in 2010.

Note 19.	Business Segment Information
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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011 and 2010, the Company’s Rehab Without Walls® and IDOA businesses and the HME and IV business are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information.
Hospice
The Hospice segment serves terminally ill patients and their families through Medicare-certified providers operating in 30 states. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), medical social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. The Hospice segment has under development focused specialty programs that include:

•
Memory Care Specialty Program, which will provide an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
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

Segment net revenues by major payer source were as follows (in millions):

	For Year
	2012			2011			2010
	Home Health	Hospice	Total	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$749.0	$715.5	$1,464.6	$799.2	$729.1	$1,528.3	$822.7	$326.2	$1,148.9
Medicaid and Local Government	46.8	27.7	74.4	52.3	30.8	83.1	59.8	14.2	74.0
Commercial Insurance and Other:
Paid at episodic rates	85.2	—	85.2	77.7	—	77.7	86.4	—	86.4
Other	67.0	21.6	88.6	83.4	26.3	109.7	94.1	11.1	105.2
Total net revenues	$948.0	$764.8	$1,712.8	$1,012.6	$786.2	$1,798.8	$1,063.0	$351.5	$1,414.5

Segment information about the Company's operations is as follows (in thousands):

	Home Health		Hospice		Total
For the for the year ended December 31, 2012
Net revenue	$948,019		$764,785		$1,712,804
Operating contribution	$125,445	(1)	$133,133	(1)	$258,578
Corporate expenses					(83,700)	(1)
Goodwill, intangibles and other long-lived asset impairment					(19,132)	(3)
Depreciation and amortization					(26,581)
Gain on sale of businesses					8,014
Interest expense and other, net					(89,947)	(2)
Income from continuing operations before income taxes and equity in loss of affiliate					$47,232
Segment assets	$242,603	(3)	$858,502	(3)	$1,101,105
Corporate assets					409,829
Total assets					$1,510,934
For the for the year ended December 31, 2011
Net revenue	$1,012,566		$786,212		$1,798,778
Operating contribution	$126,194	(1)	$139,723	(1)	$265,917
Corporate expenses					(115,861)	(1)
Goodwill, intangibles and other long-lived asset impairment					(643,305)	(3)
Dividend income					8,590	(4)
Depreciation and amortization					(30,140)
Gain on sale of assets and businesses, net					1,061
Interest expense and other, net					(88,610)	(2)
Loss from continuing operations before income taxes and equity in earnings of affiliate					$(602,348)
Segment assets	$239,751	(3)	$905,284	(3)	$1,145,035
Corporate assets					385,293
Total assets					$1,530,328
For the for the year ended December 31, 2010
Net revenue	$1,062,944		$351,515		$1,414,459
Operating contribution	$205,469	(1)	$72,276	(1)	$277,745
Corporate expenses					(127,745)	(1)
Depreciation and amortization					(22,479)
Gain on sale of assets and businesses, net					103
Interest expense and other, net					(39,030)
Loss from continuing operations before income taxes and equity in earnings of affiliate					$88,594
Segment assets	$656,540		$1,054,006		$1,710,546
Corporate assets					409,582	(3)
Total assets					$2,120,128

(1)
For the years ended December 31, 2012, 2011 and 2010, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.7 million, $49.1 million and $46.0 million, respectively. See Note 10 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	2012	2011	2010
Home Health	$5.6	$7.7	$11.8
Hospice	0.4	3.7	0.3
Corporate expenses	(0.3)	37.7	33.9
Total	$5.7	$49.1	$46.0

(2)
For the year ended December 31, 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the year ended December 31, 2011 included charges of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s credit agreement. See Note 10 for additional information.

(3)
For the year ended December 31, 2012, the Company recorded non-cash impairment charges associated with a write-off of its trade name intangibles of $19.1 million in connection with the Company's initiative to re-brand its operations under the Gentiva name. Home Health and Hospice assets were reduced by $6.0 million and $13.1 million, respectively, as of December 31, 2012 as a result of the impairment.

For the year ended December 31, 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a significant decline in the price of the Company's common stock during the fiscal year, (iv) a write-down of software and (v) a change in the estimated fair value of real estate. Home Health, Hospice and corporate assets were reduced by $408.4 million, $193.7 million and $41.2 million, respectively, as of December 31, 2011, as a result of the impairment.

(4)
For the year ended December 31, 2011, the Company recognized dividend income of $8.6 million as a result of the sale of a portion of the Company’s combined common and preferred ownership of CareCentrix.

Note 20.	Supplemental Guarantor and Non-Guarantor Financial Information
Gentiva’s guarantor subsidiaries are guarantors to the Company’s debt securities which are registered under the Securities Act of 1933, as amended. The condensed consolidating financial statements presented below are provided pursuant to Rule 3-10 of Regulation S-X. Separate financial statements of each subsidiary guaranteeing Gentiva’s debt securities are not presented because the guarantor subsidiaries are jointly and severally, fully and unconditionally liable under the guarantees, subject to certain customary release provisions and 100 percent owned by the Company. There are no restrictions on the ability to obtain funds from these subsidiaries by dividends or other means.
The following condensed consolidating financial statements include the balance sheets as of December 31, 2012 and December 31, 2011, statements of comprehensive income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and statements of cash flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 of (i) Gentiva Health Services, Inc., (ii) its guarantor subsidiaries, and (iii) its non-guarantor subsidiaries, (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) along with eliminations necessary to arrive at the information for the Company on a consolidated basis. Odyssey and its 100 percent owned subsidiaries are reflected as guarantor subsidiaries and Odyssey’s majority owned subsidiaries are reflected as non-guarantor subsidiaries in the condensed consolidating financial statements from August 17, 2010. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	—	75,039	6	—	75,045
Total assets	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	233,162	1,002,204	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	233,162	1,002,204	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934

Condensed Consolidating Balance Sheet
December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$124,101	$—	$40,811	$—	$164,912
Receivables, net	—	283,552	18,168	(11,131)	290,589
Deferred tax assets, net	—	24,560	1,891	—	26,451
Prepaid expenses and other current assets	—	32,619	6,904	(1,144)	38,379
Total current assets	124,101	340,731	67,774	(12,275)	520,331
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	45,917	329	—	46,246
Intangible assets, net	—	214,774	100	—	214,874
Goodwill	—	635,605	6,064	—	641,669
Investment in subsidiaries	1,063,962	25,173	—	(1,089,135)	—
Other assets	—	82,200	8	—	82,208
Total assets	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14,903	$—	$—	$—	$14,903
Accounts payable	—	22,913	831	(11,131)	12,613
Other current liabilities	—	223,165	45,655	(1,144)	267,676
Total current liabilities	14,903	246,078	46,486	(12,275)	295,192
Long-term debt	973,222	—	—	—	973,222
Deferred tax liabilities, net	—	32,498	—	—	32,498
Other liabilities	—	26,862	23	—	26,885
Total Gentiva shareholders’ equity	199,938	1,063,962	25,173	(1,089,135)	199,938
Noncontrolling interests	—	—	2,593	—	2,593
Total equity	199,938	1,063,962	27,766	(1,089,135)	202,531
Total liabilities and equity	$1,188,063	$1,369,400	$74,275	$(1,101,410)	$1,530,328

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,666,368	$61,656	$(15,220)	$1,712,804
Cost of services sold	—	884,903	39,058	(15,220)	908,741
Gross profit	—	781,465	22,598	—	804,063
Selling, general and administrative expenses	—	(638,975)	(16,791)	—	(655,766)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Gain on sale of assets and businesses, net	—	8,014	—	—	8,014
Interest (expense) and other, net	(90,054)	—	107	—	(89,947)
Equity in earnings of subsidiaries	79,622	3,038	—	(82,660)	—
(Loss) income from continuing operations before income taxes and equity in net earnings of CareCentrix	(10,432)	134,410	5,914	(82,660)	47,232
Income tax benefit (expense)	37,228	(52,487)	(1,992)	—	(17,251)
Equity in net (loss) earnings of CareCentrix	—	(2,301)	—	—	(2,301)
Income from continuing operations	26,796	79,622	3,922	(82,660)	27,680
Discontinued operations, net of tax	—	—	—	—	—
Net income	26,796	79,622	3,922	(82,660)	27,680
Noncontrolling interests	—	—	(884)	—	(884)
Net income attributable to Gentiva shareholders	$26,796	$79,622	$3,038	$(82,660)	$26,796
Comprehensive income	$26,796	$79,622	$3,922	$(82,660)	$27,680

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,757,459	$52,404	$(11,085)	$1,798,778
Cost of services sold	—	921,826	37,714	(11,085)	948,455
Gross profit	—	835,633	14,690	—	850,323
Selling, general and administrative expenses	—	(715,343)	(15,064)	—	(730,407)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Gain on sale of assets and businesses, net	—	1,061	—	—	1,061
Dividend income	—	8,590	—	—	8,590
Interest (expense) and other, net	(88,665)	—	55	—	(88,610)
Equity in earnings of subsidiaries	(380,176)	221	—	379,955	—
Loss from continuing operations before income taxes and equity in net earnings of CareCentrix	(468,841)	(513,143)	(319)	379,955	(602,348)
Income tax benefit (expense)	18,316	56,637	815	—	75,768
Equity in net earnings of CareCentrix	—	68,381	—	—	68,381
(Loss) income from continuing operations	(450,525)	(388,125)	496	379,955	(458,199)
Discontinued operations, net of tax	—	7,949	366	—	8,315
Net (loss) income	(450,525)	(380,176)	862	379,955	(449,884)
Noncontrolling interests	—	—	(641)	—	(641)
Net (loss) income attributable to Gentiva shareholders	$(450,525)	$(380,176)	$221	$379,955	$(450,525)
Comprehensive (loss) income	$(451,003)	$(380,176)	$862	$379,955	$(450,362)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2010
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,388,234	$38,463	$(12,238)	$1,414,459
Cost of services sold	—	667,389	24,923	(12,238)	680,074
Gross profit	—	720,845	13,540	—	734,385
Selling, general and administrative expenses	—	(596,874)	(9,990)	—	(606,864)
Gain on sale of businesses	—	103	—	—	103
Interest (expense) and other, net	(39,097)	—	67	—	(39,030)
Equity in earnings of subsidiaries	75,652	2,033	—	(77,685)	—
Income from continuing operations before income taxes and equity in net earnings of CareCentrix	36,555	126,107	3,617	(77,685)	88,594
Income tax benefit (expense)	15,600	(48,336)	(1,340)	—	(34,076)
Equity in net earnings of CareCentrix	—	1,298	—	—	1,298
Income from continuing operations	52,155	79,069	2,277	(77,685)	55,816
Discontinued operations, net of tax	—	(3,417)	282	—	(3,135)
Net income	52,155	75,652	2,559	(77,685)	52,681
Noncontrolling interests	—	—	(526)	—	(526)
Net income attributable to Gentiva shareholders	$52,155	$75,652	$2,033	$(77,685)	$52,155
Comprehensive income	$52,633	$75,652	$2,559	$(77,685)	$53,159

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(18,089)	$138,316	$5,741	$—	$125,968
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(11,609)	(170)	—	(11,779)
Proceeds from sale of businesses	—	9,220	—	—	9,220
Acquisition of businesses	—	(22,335)	—	—	(22,335)
Net cash used in investing activities	—	(24,724)	(170)	—	(24,894)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,980	—	—	—	3,980
Windfall tax benefits associated with equity-based compensation	88	—	—	—	88
Repayment of long-term debt	(52,943)	—	—	—	(52,943)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Repayment of capital lease obligations	(135)	—	—	—	(135)
Other	4,673	(28)	(5,470)	—	(825)
Net payments related to intercompany financing	113,564	(113,564)	—	—	—
Net cash provided by (used in) financing activities	60,128	(113,592)	(5,470)	—	(58,934)
Net change in cash and cash equivalents	42,039	—	101	—	42,140
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$166,140	$—	$40,912	$—	$207,052

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(46,730)	$51,221	$650	$—	$5,141
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(19,053)	(178)	—	(19,231)
Proceeds from sale of businesses	—	146,261	54	—	146,315
Acquisition of businesses	—	(320)	—	—	(320)
Net cash provided by (used in) investing activities	—	126,888	(124)	—	126,764
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,901	—	—	—	7,901
Windfall tax benefits associated with equity-based compensation	192	—	—	—	192
Repayment of long-term debt	(63,438)	—	—	—	(63,438)
Debt issuance costs	(15,460)	—	—	—	(15,460)
Repayment of capital lease obligations	(267)	—	—	—	(267)
Other	—	(22)	(651)	—	(673)
Net payments related to intercompany financing	178,087	(178,087)	—	—	—
Net cash provided by (used in) financing activities	107,015	(178,109)	(651)	—	(71,745)
Net change in cash and cash equivalents	60,285	—	(125)	—	60,160
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752
Cash and cash equivalents at end of period	$124,101	$—	$40,811	$—	$164,912

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,150)	$156,227	$(456)	$—	$142,621
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(15,947)	(237)	—	(16,184)
Proceeds from sale of businesses	—	9,796	—	—	9,796
Acquisition of businesses	—	(834,919)	—	—	(834,919)
Net cash used in investing activities	—	(841,070)	(237)	—	(841,307)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,618	—	—	—	8,618
Windfall tax benefits associated with equity-based compensation	948	—	—	—	948
Proceeds from issuance of debt	1,075,000	—	—	—	1,075,000
Borrowings under revolving credit facility	30,000	—	—	—	30,000
Repayment under revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of long-term debt	(260,437)	—	—	—	(260,437)
Repayment of Odyssey long-term debt	—	(108,822)	—	—	(108,822)
Debt issuance costs	(58,577)	—	—	—	(58,577)
Repurchase of common stock	(4,985)	—	—	—	(4,985)
Repayment of capital lease obligations	(645)	—	—	—	(645)
Other	(72)	—	—	—	(72)
Net payments related to intercompany financing	(796,095)	793,665	2,430	—	—
Net cash (used in) provided by financing activities	(36,245)	684,843	2,430	—	651,028
Net change in cash and cash equivalents	(49,395)	—	1,737	—	(47,658)
Cash and cash equivalents at beginning of period	113,211	—	39,199	—	152,410
Cash and cash equivalents at end of period	$63,816	$—	$40,936	$—	$104,752

Note 21.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
Year ended December 31, 2012	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$435,652	$427,691		$424,444		$425,017
Gross profit	202,791	204,954		200,555		195,763
Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix	7,582	23,818	(3)	(2,678)	(2)	18,510	(3)
Income (loss) from continuing operations attributable to Gentiva shareholders (1)	4,840	13,909	(3)	(523)	(2)	8,570	(3),(4)
Discontinued operations, net of tax	—	—		—		—
Net income (loss) attributable to Gentiva shareholders (1)	4,840	13,909	(3)	(523)	(2)	8,570	(3),(4)
Earnings Per Share:
Basic:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.16	$0.46		$(0.02)		$0.28
Discontinued operations, net of tax	$—	$—		$—		$—
Net income (loss) attributable to Gentiva shareholders	$0.16	$0.46		$(0.02)		$0.28
Diluted:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.16	$0.46		$(0.02)		$0.28
Discontinued operations, net of tax	$—	$—		$—		$—
Net income (loss) attributable to Gentiva shareholders	$0.16	$0.46		$(0.02)		$0.28
Weighted average shares outstanding:
Basic	30,724	30,338		30,423		30,548
Diluted	30,959	30,446		30,423		30,891

Year ended December 31, 2011	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$451,109	$448,712		$449,748		$449,209
Gross profit	220,353	214,561		206,805		208,604
Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix	20,737	6,750		(635,830)	(2)	5,995
Income (loss) from continuing operations attributable to Gentiva shareholders (1)	13,005	4,523		(479,734)	(2)	3,366
Discontinued operations, net of tax	447	666		5,983		1,219
Net income (loss) attributable to Gentiva shareholders (1)	13,452	5,189		(473,751)	(2)	4,585
Earnings Per Share:
Basic:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.43	$0.15		$(15.82)		$0.11
Discontinued operations, net of tax	$0.02	$0.02		$0.20		$0.04
Net income (loss) attributable to Gentiva shareholders	$0.45	$0.17		$(15.62)		$0.15
Diluted:
Income (loss) from continuing operations attributable to Gentiva shareholders	$0.42	$0.15		$(15.82)		$0.11
Discontinued operations, net of tax	$0.02	$0.02		$0.20		$0.04
Net income (loss) attributable to Gentiva shareholders	$0.44	$0.17		$(15.62)		$0.15
Weighted average shares outstanding:
Basic	30,127	30,293		30,337		30,402
Diluted	30,789	30,846		30,337		30,541

(1)
Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, including gain on sale for each of the 2012 and 2011 quarters includes charges relating to cost savings initiatives, integration and acquisition activities, other restructuring and legal settlements as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012	$5,391	$25	$53	$201
Year ended December 31, 2011	$3,765	$21,246	$9,845	$14,282

(2)
For the third quarter of 2012, the Company recorded non-cash impairment charges associated with a write-off of its trade name intangibles of $19.1 million in connection with the Company's initiative to re-brand its operations under the Gentiva name.

For the third quarter of 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a significant decline in the price of the Company's common stock during the fiscal year, (iv) a write-down of software and (v) a change in the estimated fair value of real estate. See Notes 8 and 9.

(3)
For the fourth quarter of 2012, income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, includes a $2.6 million pre-tax gain related to the sale of the Phoenix area hospice operations.

For the second quarter of 2012, Income (loss) from continuing operations before income taxes and equity in net earnings of CareCentrix, includes a $5.4 million pre-tax gain associated with the sale of (i) the Gentiva consulting business and (ii) the sale of eight home health branches and four hospice branches in Louisiana.

(4)
In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses		Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 31, 2012	$11,562	$4,066		$(6,851)	$8,777
For the year ended December 31, 2011	7,654	8,541		(4,633)	11,562
For the year ended December 31, 2010	9,304	10,285		(11,935)	7,654

Valuation allowance on deferred tax assets:
For the year ended December 31, 2012	$4,667	$—		$(1,789)	$2,878
For the year ended December 31, 2011	13,376	258		(8,967)	4,667
For the year ended December 31, 2010	11,339	3,354	(1)	(1,315)	13,376

(1)	Additions for 2010 include $0.8 million of valuation allowance on deferred tax assets acquired in the Odyssey transaction.

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
Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 114.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Gentiva Health Services, Inc. and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 11, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no such changes or disagreements.

Item 9A.	Controls and Procedures
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 113 and 114, respectively, of this annual report on Form 10-K and are incorporated herein by reference.
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
As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.
Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2013 Proxy Statement.
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
Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2013 Proxy Statement.
Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2013 Proxy Statement.
Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2013 Proxy Statement.
Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

• Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2012	112
(a)(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company(1)

3.2	Amended and Restated By-Laws of Company(2)

4.1	Specimen of Common Stock(3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(4)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(5)

4.4
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(6)

4.5	Form of 11.5% Senior Note(5)

10.1	Executive Officers Bonus Plan, as amended(7)*

10.2	1999 Stock Incentive Plan(8)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (9)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(10)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(7)*

10.6	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(11)*

10.7	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(12)*

10.8	Employee Stock Purchase Plan, as amended(13)*

10.9	Amendment No. 1 to Employee Stock Purchase Plan, as amended(14)*

Exhibit Number	Description
10.10	Nonqualified Deferred Compensation Plan+*

10.11	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(10)*

10.12	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (15)*

10.13	Form of Change in Control Agreement(17)*

10.14	Form of Severance Agreement(17)*

10.15	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone(18)*

10.16	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone(19)*

10.17	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(11)*

10.18	Letter dated January 5, 2009 to Tony Strange as to compensation(16)*

10.19	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010(20)*

10.20	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan(21)*

10.21	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(22)*

10.22	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(23)*

10.23	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(23)*

10.24	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(24)*

10.25	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012(25)*

10.26	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(11)*

10.27	Form of Indemnification Agreement with directors and officers(26)*

10.28	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley(27)

10.29
Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents(28)

10.30	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent(28)

10.31	Second Amendment, dated as of November 28, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent(29)

10.32	Third Amendment, dated as of March 6, 2012, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (30)

10.33	Reaffirmation Agreement, dated as of November 28, 2011, executed in connection with the Second Amendment to Senior Secured Credit Agreement(29)

10.34	Reaffirmation Agreement, dated as of March 6, 2012, executed in connection with the Third Amendment to Senior Secured Credit Agreement(30)

10.35	Form of Term Note(5)

10.36	Form of Revolving Credit Note(5)

10.37	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent(28)

Exhibit Number	Description

10.38	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent(28)

10.39	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers(28)

10.40	Joinder Agreement, dated August 17, 2010(5)

10.41	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc.(5)

10.42	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators(31)

10.43	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.(31)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(8)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(9)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed April 4, 2011.
(10)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(12)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(14)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(15)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(16)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.
(25)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2012.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(27)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(28)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2011.
(29)	Incorporated herein by reference to Form 8-K of Company dated November 28, 2011 and filed November 29, 2011.
(30)	Incorporated herein by reference to Form 8-K of Company dated and filed March 6, 2012.
(31)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2012.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 11, 2013	By:	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2013	By:	/s/ Tony Strange
Tony Strange
Chief Executive Officer, President
and Director (Principal Executive Officer)

Date: March 11, 2013	By:	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: March 11, 2013	By :	/s/ David L. Gieringer
David L. Gieringer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 11, 2013	By:	/s/ Robert S. Forman, Jr.
Robert S. Forman, Jr.
Director

Date: March 11, 2013	By:	/s/ Victor F. Ganzi
Victor F. Ganzi
Director

Date: March 11, 2013	By:	/s/ Philip R. Lochner, Jr.
Philip R. Lochner, Jr.
Director

Date: March 11, 2013	By:	/s/ Stuart Olsten
Stuart Olsten
Director

Date: March 11, 2013	By:	/s/ Sheldon M. Retchin
Sheldon M. Retchin
Director

Date: March 11, 2013	By:	/s/ Raymond S. Troubh
Raymond S. Troubh
Director

Date: March 11, 2013	By:	/s/ Rodney D. Windley
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Company(1)

3.2	Amended and Restated By-Laws of Company(2)

4.1	Specimen of Common Stock(3)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(4)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(5)

4.4
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(6)

4.5	Form of 11.5% Senior Note(5)

10.1	Executive Officers Bonus Plan, as amended(7)*

10.2	1999 Stock Incentive Plan(8)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (9)*

10.4	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(10)*

10.5	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(7)*

10.6	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(11)*

10.7	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(12)*

10.8	Employee Stock Purchase Plan, as amended(13)*

10.9	Amendment No. 1 to Employee Stock Purchase Plan, as amended(14)*

10.10	Nonqualified Deferred Compensation Plan+*

10.11	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(10)*

10.12	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (15)*

10.13	Form of Change in Control Agreement(17)*

10.14	Form of Severance Agreement(17)*

10.15	Employment Agreement dated as of November 12, 2008 with Ronald A. Malone(18)*

10.16	Amendment to Employment Agreement dated as of September 3, 2009 with Ronald A. Malone(19)*

10.17	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(11)*

10.18	Letter dated January 5, 2009 to Tony Strange as to compensation(16)*

10.19	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010(20)*

10.20	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan(21)*

10.21	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(22)*

10.22	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(23)*

Exhibit Number	Description
10.23	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(23)*

10.24	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(24)*

10.25	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012(25)*

10.26	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(11)*

10.27	Form of Indemnification Agreement with directors and officers(26)*

10.28	Confidentiality, Non-Competition and Intellectual Property Agreement, dated as of February 28, 2006, by and among Gentiva Health Services, Inc., The Healthfield Group, Inc. and Rodney D. Windley(27)

10.29
Senior Secured Credit Agreement, dated August 17, 2010, by and among Gentiva, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Syndication Agent, and Barclays Bank PLC and Sun Trust Bank, as Co-Documentation Agents(28)

10.30	First Refinancing Amendment, dated as of March 9, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent(28)

10.31	Second Amendment, dated as of November 28, 2011, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent(29)

10.32	Third Amendment, dated as of March 6, 2012, to Senior Secured Credit Agreement among Gentiva, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (30)

10.33	Reaffirmation Agreement, dated as of November 28, 2011, executed in connection with the Second Amendment to Senior Secured Credit Agreement(29)

10.34	Reaffirmation Agreement, dated as of March 6, 2012, executed in connection with the Third Amendment to Senior Secured Credit Agreement(30)

10.35	Form of Term Note(5)

10.36	Form of Revolving Credit Note(5)

10.37	Guaranty Agreement, dated August 17, 2010, by and among the Guarantors and Bank of America, N.A., as Administrative Agent(28)

10.38	Security Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Bank of America, N. A., as Administrative Agent(28)

10.39	Purchase Agreement, dated August 12, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc. and Banc of America Securities LLC, as representatives of the initial purchasers(28)

10.40	Joinder Agreement, dated August 17, 2010(5)

10.41	Registration Rights Agreement, dated August 17, 2010, by and among Gentiva, the Guarantors and Barclays Capital Inc.(5)

10.42	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators(31)

10.43	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.(31)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 +

Exhibit Number	Description

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(8)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended January 2, 2000.
(9)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed April 4, 2011.
(10)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(11)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(12)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(14)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(15)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(16)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(17)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(18)	Incorporated herein by reference to Form 8-K of Company dated and filed November 18, 2008.
(19)	Incorporated herein by reference to Form 8-K of Company dated and filed September 3, 2009.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(21)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(23)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.
(25)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2012.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(27)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2006.
(28)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2011.
(29)	Incorporated herein by reference to Form 8-K of Company dated November 28, 2011 and filed November 29, 2011.
(30)	Incorporated herein by reference to Form 8-K of Company dated and filed March 6, 2012.
(31)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2012.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith