Form 10-Q
period 2013-03-31
GENTIVA HEALTH SERVICES INC
filed 2013-05-10
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of shares outstanding of the registrant’s Common Stock, as of May 1, 2013, was 31,310,674.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$159,595	$207,052
Accounts receivable, less allowance for doubtful accounts of $8,615 and $8,777 at March 31, 2013 and December 31, 2012, respectively	254,928	251,080
Deferred tax assets, net	10,498	12,263
Prepaid expenses and other current assets	45,794	45,632
Total current assets	470,815	516,027
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	37,062	41,414
Intangible assets, net	192,362	193,613
Goodwill	435,564	656,364
Other assets	75,024	75,045
Total assets	$1,239,298	$1,510,934

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$25,000
Accounts payable	13,252	13,445
Payroll and related taxes	34,380	45,357
Deferred revenue	39,820	37,444
Medicare liabilities	27,332	27,122
Obligations under insurance programs	54,545	56,536
Accrued nursing home costs	19,030	18,428
Other accrued expenses	41,471	66,567
Total current liabilities	236,080	289,899
Long-term debt	903,932	910,182
Deferred tax liabilities, net	31,416	42,165
Other liabilities	38,226	33,988
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 32,510,687 and 32,009,286 shares at March 31, 2013 and December 31, 2012, respectively	3,251	3,201
Additional paid-in capital	401,599	399,148
Treasury stock, 1,284,272 and 1,260,879 shares at March 31, 2013 and December 31, 2012, respectively	(18,113)	(17,852)
Accumulated deficit	(358,512)	(151,335)
Total Gentiva shareholders’ equity	28,225	233,162
Noncontrolling interests	1,419	1,538
Total equity	29,644	234,700
Total liabilities and equity	$1,239,298	$1,510,934
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues	$415,591	$435,652
Cost of services sold	221,573	232,861
Gross profit	194,018	202,791
Selling, general and administrative expenses	(159,877)	(173,707)
Goodwill and other long-lived asset impairment	(224,320)	—
Interest income	785	661
Interest expense and other	(23,078)	(22,163)
(Loss) income before income taxes	(212,472)	7,582
Income tax benefit (expense)	5,416	(2,529)
Net (loss) income	(207,056)	5,053
Less: Net income attributable to noncontrolling interests	(121)	(213)
Net (loss) income attributable to Gentiva shareholders	$(207,177)	$4,840
Total comprehensive (loss) income	$(207,056)	$5,053
Earnings per Share
Net (loss) income attributable to Gentiva shareholders:
Basic	$(6.73)	$0.16
Diluted	$(6.73)	$0.16
Weighted average shares outstanding:
Basic	30,785	30,724
Diluted	30,785	30,959

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net (loss) income	$(207,056)	$5,053
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,781	7,430
Amortization and write-off of debt issuance costs	3,331	3,686
Provision for doubtful accounts	1,007	2,262
Equity-based compensation expense	1,813	1,631
Windfall tax benefits associated with equity-based compensation	(72)	—
Goodwill and other long-lived asset impairment	224,320	—
Deferred income tax (benefit) expense	(9,360)	6,531
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(4,855)	(24,441)
Prepaid expenses and other current assets	(162)	(10,347)
Accounts payable	(193)	3,330
Payroll and related taxes	(10,977)	(9,348)
Deferred revenue	2,376	5,683
Medicare liabilities	210	1,487
Obligations under insurance programs	(1,991)	1,622
Accrued nursing home costs	602	1,824
Other accrued expenses	(25,285)	(36,191)
Other, net	951	5,083
Net cash used in operating activities	(20,560)	(34,705)
INVESTING ACTIVITIES:
Purchase of fixed assets	(2,698)	(3,793)
Net cash used in investing activities	(2,698)	(3,793)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	992	705
Windfall tax benefits associated with equity-based compensation	72	—
Repayment of long-term debt	(25,000)	(50,000)
Debt issuance costs	—	(4,125)
Other	(263)	(232)
Net cash used in financing activities	(24,199)	(53,652)
Net change in cash and cash equivalents	(47,457)	(92,150)
Cash and cash equivalents at beginning of period	207,052	164,912
Cash and cash equivalents at end of period	$159,595	$72,762
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$28,728	$27,776
Income taxes paid	$194	$247
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
The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the consolidated statements of financial position, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net (loss) income under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.
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
The Company had operating funds of approximately $6.0 million and $5.4 million at March 31, 2013 and December 31, 2012, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
At March 31, 2013 and December 31, 2012, the Company had assets of $31.1 million and $27.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified deferred compensation plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of March 31, 2013 and December 31, 2012, the Company had unamortized debt issuance costs of $40.9 million and $44.2 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
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

Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of March 31, 2013 and December 31, 2012, fixed assets, net were $37.1 million and $41.4 million, respectively.
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. These charges are recorded in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the three months ended March 31, 2013. See Note 7 for additional information.
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software, of approximately $1.6 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the three months ended March 31, 2013.
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
The Company completed its annual impairment test of goodwill and indefinite-lived intangible assets for the Company's operating units as of December 31, 2012, which indicated that there was no impairment. At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million. See Note 7 for additional information.
Obligations Under Self Insurance Programs
As of March 31, 2013 and December 31, 2012, the Company’s obligations under its insurance programs were $54.5 million and $56.5 million, respectively. Workers’ compensation and professional and general liability expenses were $6.7 million for the first quarter of 2013 as compared to $4.7 million for the corresponding period of 2012. Employee health and welfare expenses were $20.6 million for the first quarter of 2013 as compared to $23.6 million for the corresponding period of 2012.
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

Reclassifications
Certain reclassifications have been made to the Company's 2012 consolidated financial statements to conform to the current year presentation relating to a reclassification of certain costs of services sold and related income tax effects as presented within the Company's guarantor and non-guarantor financial information, as further described in Note 15.

Note 3.	Fair Value of Financial Instruments
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$53,758	$—	$—	$53,758	$54,085	$—	$—	$54,085
Rabbi Trust:
Mutual funds	25,323	—	—	25,323	22,041	—	—	22,041
Money market funds	5,747	—	—	5,747	5,698	—	—	5,698
Total assets	$84,828	$—	$—	$84,828	$81,824	$—	$—	$81,824
Liabilities:
Payables to plan participants	$31,070	$—	$—	$31,070	$27,739	$—	$—	$27,739
Acquisition contingent liability	—	—	1,100	1,100	—	—	1,100	1,100
Total liabilities	$31,070	$—	$1,100	$32,170	$27,739	$—	$1,100	$28,839
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified deferred compensation plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,749	$25,000	$25,220
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$910,182	$922,470	$935,182	$912,818
The estimated fair value of the note receivable from CareCentrix was determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair value represents the net present value of (i) the after tax cash flows relating to the note's annual income stream plus (ii) the return of the invested principal using a maturity date of March 19, 2017, after considering assumptions relating to risk factors and economic conditions. The estimated fair value of the seller financing note receivable from CareCentrix approximates its carrying amount due to the expected pay-off of the note as part of a proposed settlement with the owners of CareCentrix. See Note 5 for additional information.
In determining the estimated fair value of long-term debt, Level 2 inputs based on the use of bid and ask prices were considered. Due to the infrequent number of transactions that occur related to the long-term debt, the Company does not believe an active market exists for purposes of this disclosure.

Note 4.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	First Quarter
	2013	2012	Percentage Variance
Medicare:
Home Health	$193.1	$190.6	1.3%
Hospice	167.3	182.0	(8.1)%
Total Medicare	360.4	372.6	(3.3)%
Medicaid and Local Government	18.2	19.5	(6.1)%
Commercial Insurance and Other:
Paid at episodic rates	14.3	20.0	(28.6)%
Other	22.7	23.6	(3.9)%
Total Commercial Insurance and Other	37.0	43.6	(15.3)%
Total net revenues	$415.6	$435.7	(4.6)%
For the first quarter of 2013, the Company recorded no hospice Medicare cap expense as compared to $2.1 million for the first quarter of 2012, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2013, which began November 1, 2012, the Company has recorded $0.5 million in Medicare cap expense and has four hospice providers currently estimated to be in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of March 31, 2013 and December 31, 2012, the Company had Medicare cap

liabilities of $15.0 million and $15.9 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 31, 2013	December 31, 2012
Medicare	$197,273	$192,541
Medicaid and Local Government	31,991	31,259
Commercial Insurance and Other	34,279	36,057
Gross Accounts Receivable	263,543	259,857
Less: Allowance for doubtful accounts	(8,615)	(8,777)
Net Accounts Receivable	$254,928	$251,080
As of March 31, 2013 and December 31, 2012, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.0 million and $1.7 million, respectively.

Note 5.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million for both the first quarter of 2013 and 2012.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. In February and June 2012, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
On August 24, 2012, the Company received notification from CareCentrix of its election to draw seller financing from the escrow fund pursuant to the terms of the stock purchase agreement. As such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to a seller financing note receivable from CareCentrix on the Company's consolidated balance sheet as of September 30, 2012. The seller financing note receivable, which bears interest at 18 percent, matures on the earlier of March 19, 2017 or upon the sale of CareCentrix Holdings. Interest on this note is payable quarterly, in kind, and will accrete as additional principal on the note. The Company expects to record interest income at the time of receipt as the note is part of the proposed settlement discussed below.
On September 17, 2012, the Company received a formal notice of claims for indemnification from CareCentrix. In the notice, CareCentrix asserted that the total claimed amounts exceed the total amount in escrow and demanded that the entire principal amount of the seller financing note receivable be reduced to zero. In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter of 2012, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million. The Company established an investment in CareCentrix of $0.9 million for shares that it may receive as part of any settlement.
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note receivable from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of March 31, 2013 and December 31, 2012, the Company had no allowances for credit losses.

Note 6.	Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements
The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $0.1 million and $5.4 million for the first quarter of 2013 and 2012, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.

Cost Savings Initiatives and Other Restructuring Costs
During the first quarter of 2012, the Company continued a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company closed or divested 46 home health branches and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.8 million in the first quarter of 2012 related to severance costs, facility lease and other costs.
Acquisition and Integration Activities
The Company recorded charges of $0.1 million for the first three months of 2013 related to acquisition and integration activities associated with the Company's acquisitions of North Mississippi Hospice and Family HomeCare, Inc. in 2012. During the first quarter of 2012, the Company recorded a credit of $0.4 million relating to acquisition and integration activities, primarily associated with favorable lease settlements associated with Odyssey HealthCare, Inc.
Legal Settlements
During the first quarter of 2012, the Company recorded legal settlements of $5.0 million related to certain of the wage and hour litigation and paid approximately $26 million in settlement with the United States regarding Odyssey's provision of continuous care services prior to the Company's acquisition of Odyssey in August 2010.
The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379
Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)
Ending balance at March 31, 2012	$6,005	$2,328	$5,000	$13,333

Balance at December 31, 2012	$1,685	$1,011	$—	$2,696
Charge in first quarter 2013	47	94	—	141
Cash expenditures	(1,104)	(322)	—	(1,426)
Ending balance at March 31, 2013	$628	$783	$—	$1,411
The balance of unpaid charges relating to cost savings initiatives and other restructuring costs, acquisition and integration activities and legal settlements approximated $1.4 million at March 31, 2013 and $2.7 million at December 31, 2012, which were included in other accrued expenses in the Company’s consolidated balance sheets.

Note 7.	Identifiable Intangible Assets and Goodwill
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
The Company's operations include two reporting units: Home Health and Hospice. At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the three months ended March, 31, 2013.
 The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013			December 31, 2012			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,667	$15,685	$17,352	$1,667	$15,685	$17,352	2-5 Yrs
Less: accumulated amortization	(1,465)	(14,739)	(16,204)	(1,449)	(14,113)	(15,562)
Net covenants not to compete	202	946	1,148	218	1,572	1,790

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Yrs
Less: accumulated amortization	(18,238)	(413)	(18,651)	(17,651)	(390)	(18,041)
accumulated impairment losses	(26)	—	(26)	(27)	—	(27)
Net customer relationships	8,932	497	9,429	9,518	520	10,038
Amortized intangible assets	9,134	1,443	10,577	9,736	2,092	11,828
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	225,227	101,749	326,976	225,227	101,749	326,976	Indefinite
Less: accumulated impairment losses	(144,672)	(519)	(145,191)	(144,672)	(519)	(145,191)
Net Medicare licenses and certificates of need	80,555	101,230	181,785	80,555	101,230	181,785
Total identifiable intangible assets	$89,689	$102,673	$192,362	$90,291	$103,322	$193,613
The Company recorded amortization expense of approximately $1.3 million and $3.1 million for the first quarter of 2013 and 2012, respectively. The estimated amortization expense for the remainder of 2013 is $2.8 million and for each of the next five succeeding years approximates $2.4 million for 2014, $2.3 million for 2015, $1.4 million for 2016, $1.2 million for 2017, and $0.4 million for 2018.

The gross carrying amount of goodwill as of March 31, 2013 and December 31, 2012 and activity during 2012 and the first quarter of 2013 were as follows (in thousands):

	Goodwill, Gross			Accumulated Impairment Losses
	Home Health	Hospice	Total	Home Health	Hospice	Total
Balance at December 31, 2011	$267,058	$831,648	$1,098,706	(263,370)	(193,667)	(457,037)
Goodwill acquired during 2012	5,331	9,364	14,695	—	—	—
Balance at December 31, 2012	$272,389	$841,012	$1,113,401	(263,370)	(193,667)	(457,037)
Impairment losses during 2013	—	—	—	—	(220,800)	(220,800)
Balance at March 31, 2013	272,389	841,012	1,113,401	(263,370)	(414,467)	(677,837)

Note 8.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net (loss) income attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net (loss) income attributable to Gentiva shareholders	$(207,177)	$4,840

Basic weighted average common shares outstanding	30,785	30,724
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	235
Diluted weighted average common shares outstanding	30,785	30,959

Earnings per share:
Basic	$(6.73)	$0.16
Diluted	$(6.73)	$0.16

Anti-dilutive shares by type:
Stock options	2,630	3,661
Performance share units	80	9
Restricted stock	381	344
Total anti-dilutive shares	3,091	4,014
For the first quarter of 2013 and 2012, approximately 3.1 million and 4.0 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive.

Note 9.	Long-Term Debt
Credit Arrangements
At March 31, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of March 31, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Credit Agreement:
Term Loan A, maturing August 17, 2015	$118,750	$143,750
Term Loan B, maturing August 17, 2016	466,432	466,432
11.5% Senior Notes due 2018	325,000	325,000
Total debt	910,182	935,182
Less: current portion of long-term debt	(6,250)	(25,000)
Total long-term debt	$903,932	$910,182
As of March 31, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $45.4 million at both March 31, 2013 and December 31, 2012. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate plus 1.00 percent. In determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Applicable Rate component of the interest rate under the Company's Credit Agreement is based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
	Revolving Credit Facility and Letter of Credit Fees		Term Loan A		Term Loan B
Consolidated Leverage Ratio	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
≥ 3.0:1	5.00%	4.00%	5.00%	4.00%	5.25%	4.25%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%	4.75%	3.75%	5.25%	4.25%
< 2.0:1	4.00%	3.00%	4.50%	3.50%	5.25%	4.25%
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
The Company may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
As of March 31, 2013, the mandatory aggregate principal payments of long-term debt were $6.3 million due during the twelve months ending March 31, 2014, $25.0 million due during the twelve months ending March 31, 2015, $87.5 million due during the twelve months ending March 31, 2016 and $466.4 million due September 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at March 31, 2013 and 8.2 percent per annum at December 31, 2012.
The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. On February 28, 2013, the Company made a prepayment on its Term Loan A facility of $25.0 million. As a result of this prepayment, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014, at which time $6.3 million will be payable and for each quarter thereafter. The Company has performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and has met the requirement following the prepayment of $25.0 million noted above.

The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. As a result of prepayments the Company has made, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.
On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement. In connection with the amendment, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs were capitalized and are being amortized over the remaining life of the debt using an effective interest rate.
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit agreement also contains certain customary affirmative covenants and events of default. As of March 31, 2013, the Company was in compliance with all covenants in the Credit Agreement.
Gentiva’s permitted maximum consolidated leverage ratio and minimum consolidated cash interest coverage ratio is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2013 to September 30, 2014	≤ 6.25:1
Each fiscal quarter thereafter	≤ 5.75:1
Four Fiscal Quarters Ending	Minimum Consolidated Cash Interest Coverage Ratio
March 31, 2013 to June 30, 2013	≥ 2.00:1
September 30, 2013 to June 30, 2014	≥ 1.75:1
Each fiscal quarter thereafter	≥ 2.00:1
As of March 31, 2013, the Company’s consolidated leverage ratio was 4.8x and the Company’s cash interest coverage ratio was 2.4x.
Guaranty Agreement and Security Agreement
Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, fully and unconditionally to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders. See Note 15 for more information.
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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 10.	Equity
Changes in equity for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$(12,878)	$2,593	$202,531
Comprehensive income:
Net income	—	—	—	4,840	—	213	5,053
Total comprehensive income	—	—	—	4,840	—	213	5,053
Equity-based compensation expense	—	—	1,631	—	—	—	1,631
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	122,390	14	691	—	—	—	705
Distribution to partnership interests	—	—	—	—	—	(195)	(195)
Balance at March 31, 2012	31,557,654	$3,158	$390,125	$(173,291)	$(12,878)	$2,611	$209,725

Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$(17,852)	$1,538	$234,700
Comprehensive (loss) income:
Net (loss) income	—	—	—	(207,177)	—	121	(207,056)
Total comprehensive (loss) income	—	—	—	(207,177)	—	121	(207,056)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(304)	—	—	—	(304)
Equity-based compensation expense	—	—	1,813	—	—	—	1,813
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	501,401	50	942	—	(261)	—	731
Distribution to partnership interests	—	—	—	—	—	(240)	(240)
Balance at March 31, 2013	32,510,687	$3,251	$401,599	$(358,512)	$(18,113)	$1,419	$29,644
Comprehensive loss amounted to $207.1 million for the first quarter of 2013 as compared to comprehensive income of $5.1 million for the first quarter of 2012.
On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the three months ended March 31, 2013 and 2012, the Company did not repurchase shares of its outstanding common stock. As of March 31, 2013, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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

Note 11.	Equity-Based Compensation Plans
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
For the first quarter of 2013, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $1.8 million as compared to $1.6 million for the corresponding period of 2012, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first three months of 2013 and 2012 calculated using the Black-Scholes option pricing model and other assumptions were as follows.

Three Months Ended
	March 31, 2013	March 31, 2012
Weighted average fair value of options granted	$11.46	$8.33
Risk-free interest rate	0.31% - 0.35%	0.77% - 0.95%
Expected volatility	76%	64%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 5.4 years
Expected dividend yield	—%	—%
Stock option grants in 2012 and 2013 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2006 through 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.
A summary of Gentiva stock option activity as of March 31, 2013 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	3,752,418	$15.99
Granted	255,000	11.46
Exercised	(57,784)	5.33
Cancelled	(41,983)	23.95
Balance as of March 31, 2013	3,907,651	$15.77	4.8	$6,049,150
Exercisable options	2,639,703	$19.13	4.4	$1,687,827
The total intrinsic value of options exercised during the three months ended March 31, 2013 was $0.3 million. There were no options exercised during the three months ended March 31, 2012. As of March 31, 2013 and 2012, the Company had $3.8 million and $4.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years and 1.6 years, respectively. The total fair value of options that vested during the first three months of 2013 was $2.8 million.

Performance Based Awards
The Company may grant performance based awards under its 2004 Plan that are either settled in shares of the Company's common stock or settled in cash depending on the individual award type. Performance based awards may result in the issuance of a range of shares of common stock or cash based on the achievement of defined levels of performance criteria. Performance based awards also carry a three-year service period requirement from the date of grant to vest. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
A summary of Gentiva's performance based share award activity by grant year as of March 31, 2013 is presented below:

	2010	2011	Total Number of Performance Share Units	Weighted- Average Exercise Price
Service period to vest:	3 years	3 years
Performance range of target:	0% - 150%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/3 based on 2010 results	100% based on 2011 results
	1/3 based on 2011 results
	1/3 based on 2012 results
Performance target achieved:	2010 - 150%
	2011 - 150%	2011 - 200%
	2012 - 0%
Performance share units:
Balance as of December 31, 2012	33,700	166,750	200,450	$26.31
Forfeited	—	(600)	(600)	27.00
Issued	(33,700)	—	(33,700)	25.61
Balance as of March 31, 2013	—	166,150	166,150	$26.58
As of March 31, 2013 and 2012, the Company had $1.2 million and $1.6 million, respectively, of total unrecognized compensation cost related to performance based share awards. This compensation expense is expected to be recognized over a weighted-average period of 0.8 years and 1.7 years, respectively.
A summary of Gentiva's performance based cash award activity by grant year as of March 31, 2013 is presented below:

	2012	2013
Service period to vest:	3 years	3 years
Performance range of target:	0% - 200%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	1/2 based on 2013 results
	1/2 based on 2014 results	1/2 based on 2015 results
Performance target achieved:	2012 - 85%
Performance cash:
Balance as of December 31, 2012	$1,293,687	$—
Earned	314,909	360,099
Issued	—	—
Balance as of March 31, 2013	$1,608,596	$360,099

For the first quarter of 2013, the Company recorded $0.7 million of compensation expense associated with its performance based cash awards as compared to $0.4 million for the corresponding period of 2012. As of March 31, 2013, the

Company had unrecognized compensation cost at target of $6.2 million to be recognized over a weighted-average period of 2.4 years.
Restricted Stock
A summary of Gentiva restricted stock activity as of March 31, 2013 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2012	364,650	$25.25
Granted	335,100	11.48
Exercised	(32,800)	25.75
Cancelled	(800)	27.00
Balance as of March 31, 2013	666,150	$18.30	$7,207,743
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of March 31, 2013, the aggregate intrinsic value of the restricted stock awards was $7.2 million. The Company had $7.5 million and $6.3 million of total unrecognized compensation cost related to restricted stock as of March 31, 2013 and 2012, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.6 years and 3.0, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. In May of 2012, the Company’s shareholders approved increasing the aggregate number of shares of common stock available for issuance under the plan by 350,000 shares; therefore, the total number of shares of common stock reserved for issuance under this plan is 650,000, of which 258,129 shares were available for future grants as of March 31, 2013. During the first three months of 2013, the Company granted 16,404 stock units under the DSU Plan at a grant date weighted-average fair value of $10.97 per stock unit. Prior to the increase in the aggregate shares available for issuance in May of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first three months of 2012. Under the DSU Plan, 281,484 stock units were outstanding as of March 31, 2013.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. During the first three months of 2013, the Company issued 86,359 shares of common stock under its ESPP. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. The parties' deadline for filing dispositive motions related to the liability phase of the lawsuit was February 14, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. While these cross motions and the related briefing are currently before the Court, Plaintiffs continue to maintain class certification of allegedly similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA .
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
On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012. The parties have finalized the terms of a monetary settlement, and the Company has paid $5 million in escrow to settle all claims in the lawsuit, including the plaintiff’s attorney’s fees and costs. The court granted final approval of the settlement on March 25, 2013. Once the parties provide the court with a final accounting regarding distribution of the settlement, the case should be dismissed. The court set a status conference for March 3, 2014 in the event that the case has not been dismissed by then.
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
Odyssey filed a motion to dismiss the complaint against it on March 23, 2012. On August 14, 2012, the Court denied that motion as it related to Odyssey. Plaintiffs filed an amended complaint, which added a new retaliation claim. On October 3, 2012, defendants moved to dismiss the new retaliation claim and answered the remaining claims. The Court denied the second motion to dismiss on March 22, 2013. Written discovery between the parties has begun, and the case has been referred to the magistrate judge for supervision of discovery. Odyssey is also pursuing indemnification from Generations Healthcare and its owners, who are defendants in this action. Given the preliminary stage of this action, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action on the business, financial condition, results of operations, liquidity or capital resources of the Company or Odyssey. Odyssey intends to defend itself vigorously in the action.

Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order.
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
Shareholder Derivative Litigation
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action, and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice. On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. That motion is now pending.
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action. The board of directors has formed a committee to consider the demand.
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
On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey and the Company of the existence of a second qui tam lawsuit against VistaCare, doing business as VistaCare Hospice, Odyssey Healthcare, and the Company, that had initially been filed on October 29, 2010, in the Northern District of Alabama, but transferred to the Northern District of Texas due to the similarity of allegations with the first qui tam lawsuit. A non-intervention order and unsealing of the second complaint was entered by the District Court for the Northern District of Texas on October 27, 2011. The Company believes this action should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. On February 28, 2012, the court ordered a stay in this qui tam action until the court rules on the pending motion to dismiss in the first qui tam action. The court lifted the stay on July 23, 2012 following the court's entry of an order ruling on the motion to dismiss in the first qui tam action. On October 24, 2012, all defendants moved to dismiss the complaint. In response to that motion, the relators amended their complaint. On December 3, 2012, all defendants moved to dismiss the relators' amended complaint and that motion remains pending before the court. At this time, there is no scheduling order in place or trial date. The Company, Odyssey and VistaCare deny the allegations made in the second qui tam action and will vigorously defend against them. Based on the limited information available at this time, the Company cannot predict the outcome of this second qui tam lawsuit, the government’s continuing investigation, the DOJ’s views of the issues being investigated, other than the DOJ’s non-intervention in the qui tam action, or any actions that the DOJ may take.
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

Note 13.	Income Taxes
The Company recorded an income tax benefit of $5.4 million for the first quarter of 2013. The Company’s effective income tax rate for the first quarter of 2013 was 2.5 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 2.5 percent for the first three months of 2013 is primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 32.7 percent) and other items (approximately 0.1 percent), offset by state income taxes, net of federal benefit (approximately 0.3 percent).
The Company recorded an income tax provision of $2.5 million for the first quarter of 2012. The Company’s effective income tax rate for the first quarter of 2012 was 33.4 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 33.4 percent for the first three months of 2012 is primarily due to state income taxes (approximately 4.9 percent) and other items (approximately 1.1 percent), offset by a changes in tax reserves (approximately 7.6 percent).

Note 14.	Business Segment Information
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
The Hospice segment has under development focused specialty programs that include:

•
Memory Care Specialty Program, which will provide an individualized disease management program addressing the physical needs specific to Alzheimer's and dementia patients and support mechanisms for their caregivers; and

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
Segment net revenues by major payer source were as follows (in millions):

	First Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$193.1	$167.3	$360.4	$190.6	$182.0	$372.6
Medicaid and Local Government	11.2	7.0	18.2	11.9	7.6	19.5
Commercial Insurance and Other:
Paid at episodic rates	14.3	—	14.3	20.0	—	20.0
Other	17.5	5.2	22.7	17.5	6.1	23.6
Total net revenues	$236.1	$179.5	$415.6	$240.0	$195.7	$435.7

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended March 31, 2013
Net revenue	$236,061		$179,530		$415,591
Operating contribution	$30,188		$27,421		$57,609
Corporate expenses					(18,687)	(1)
Goodwill and other long-lived asset impairment					(224,320)	(2)
Depreciation and amortization					(4,781)
Interest expense and other, net					(22,293)
Loss before income taxes					$(212,472)
Segment assets	$248,789		$634,065		$882,854
Corporate assets					356,444
Total assets					$1,239,298

For the three months ended March 31, 2012
Net revenue	$239,964		$195,688		$435,652
Operating contribution	$25,876	(1)	$32,482	(1)	$58,358
Corporate expenses					(21,844)	(1)
Depreciation and amortization					(7,430)
Interest expense and other, net					(21,502)	(3)
Income before income taxes					$7,582
Segment assets	$246,294		$919,629		$1,165,923
Corporate assets					295,450
Total assets					$1,461,373

(1)
For the three months ended March 31, 2013 and 2012, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.1 million and $5.4 million, respectively. See Note 6 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	First Quarter
	2013	2012
Home Health	$—	$5.8
Hospice	—	(0.2)
Corporate expenses	0.1	(0.2)
Total	$0.1	$5.4

(2)
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. See Note 7.

In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million.
Hospice and corporate assets were reduced by $220.8 million and $3.5 million , respectively, as a result of the impairment.

(3)
For the first quarter of 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. See Note 2 for additional information.

Note 15.	Supplemental Guarantor and Non-Guarantor Financial Information
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
The first quarter of 2012 supplemental guarantor and non-guarantor financial information presented reflects a reclassification of certain cost of services sold. The impact of this reclassification was an increase to cost of services sold of approximately $2.3 million and a decrease in income tax expense of approximately $0.8 million for the non-guarantor subsidiaries and a corresponding decrease in the cost of services sold and income taxes in the guarantor subsidiaries.
The following condensed consolidating financial statements include the balance sheets as of March 31, 2013 and December 31, 2012, statements of comprehensive income for the three months ended March 31, 2013 and 2012 and statements of cash flows for the three months ended March 31, 2013 and 2012 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$117,759	$—	$41,836	$—	$159,595
Receivables, net	—	248,895	30,300	(24,267)	254,928
Deferred tax assets, net	—	7,762	2,736	—	10,498
Prepaid expenses and other current assets	—	37,700	8,094	—	45,794
Total current assets	117,759	294,357	82,966	(24,267)	470,815
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	36,694	368	—	37,062
Intangible assets, net	—	192,262	100	—	192,362
Goodwill	—	429,500	6,064	—	435,564
Investment in subsidiaries	820,648	27,698	—	(848,346)	—
Other assets	—	75,018	6	—	75,024
Total assets	$938,407	$1,084,000	$89,504	$(872,613)	$1,239,298

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$—	$—	$—	$6,250
Accounts payable	—	37,519	—	(24,267)	13,252
Other current liabilities	—	156,197	60,381	—	216,578
Total current liabilities	6,250	193,716	60,381	(24,267)	236,080
Long-term debt	903,932	—	—	—	903,932
Deferred tax liabilities, net	—	31,416	—	—	31,416
Other liabilities	—	38,220	6	—	38,226
Total Gentiva shareholders’ equity	28,225	820,648	27,698	(848,346)	28,225
Noncontrolling interests	—	—	1,419	—	1,419
Total equity	28,225	820,648	29,117	(848,346)	29,644
Total liabilities and equity	$938,407	$1,084,000	$89,504	$(872,613)	$1,239,298

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	—	75,039	6	—	75,045
Total assets	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	233,162	1,002,204	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	233,162	1,002,204	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$403,144	$15,626	$(3,179)	$415,591
Cost of services sold	—	213,202	11,550	(3,179)	221,573
Gross profit	—	189,942	4,076	—	194,018
Selling, general and administrative expenses	—	(155,249)	(4,628)	—	(159,877)
Goodwill and intangible assets impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(22,310)	—	17	—	(22,293)
Equity in earnings of subsidiaries	(193,791)	(397)	—	194,188	—
(Loss) income before income taxes	(216,101)	(190,024)	(535)	194,188	(212,472)
Income tax benefit (expense)	8,924	(3,767)	259	—	5,416
Net (loss) income	(207,177)	(193,791)	(276)	194,188	(207,056)
Noncontrolling interests	—	—	(121)	—	(121)
Net (loss) income attributable to Gentiva shareholders	$(207,177)	$(193,791)	$(397)	$194,188	$(207,177)
Total comprehensive (loss) income	$(207,177)	$(193,791)	$(276)	$194,188	$(207,056)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$424,353	$14,312	$(3,013)	$435,652
Cost of services sold	—	227,238	8,636	(3,013)	232,861
Gross profit	—	197,115	5,676	—	202,791
Selling, general and administrative expenses	—	(169,549)	(4,158)	—	(173,707)
Interest (expense) and other, net	(21,543)	—	41	—	(21,502)
Equity in earnings of subsidiaries	17,561	548	—	(18,109)	—
(Loss) income before income taxes	(3,982)	28,114	1,559	(18,109)	7,582
Income tax benefit (expense)	8,822	(10,553)	(798)	—	(2,529)
Net income	4,840	17,561	761	(18,109)	5,053
Noncontrolling interests	—	—	(213)	—	(213)
Net income attributable to Gentiva shareholders	$4,840	$17,561	$548	$(18,109)	$4,840
Total comprehensive income	$4,840	$17,561	$761	$(18,109)	$5,053

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8,314)	$(13,821)	$1,575	$—	$(20,560)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,646)	(52)	—	(2,698)
Net cash used in investing activities	—	(2,646)	(52)	—	(2,698)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	992	—	—	—	992
Windfall tax benefits associated with equity-based compensation	72	—	—	—	72
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Other	364	(28)	(599)	—	(263)
Net payments related to intercompany financing	(16,495)	16,495	—	—	—
Net cash (used in) provided by financing activities	(40,067)	16,467	(599)	—	(24,199)
Net change in cash and cash equivalents	(48,381)	—	924	—	(47,457)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$117,759	$—	$41,836	$—	$159,595

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(5,497)	$(30,212)	$1,004	$—	$(34,705)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,787)	(6)	—	(3,793)
Net cash used in investing activities	—	(3,787)	(6)	—	(3,793)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	705	—	—	—	705
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Other	(37)	(20)	(175)	—	(232)
Net payments related to intercompany financing	(34,019)	34,019	—	—	—
Net cash (used in) provided by financing activities	(87,476)	33,999	(175)	—	(53,652)
Net change in cash and cash equivalents	(92,973)	—	823	—	(92,150)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$31,128	$—	$41,634	$—	$72,762

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the year ended December 31, 2012 and in various other filings with the SEC. The reader is encouraged to review these risk factors and filings.
General
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.
The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings with the SEC.

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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies which included operational support, billing and collection activities, and on-site agency support and consulting.
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
The Hospice segment has under development focused specialty programs that include:

•
Memory Care Specialty Program, which will provide an individualized disease management program addressing the physical needs specific to Alzheimer's and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Results of Operations
The comparison of results of operations between 2013 and 2012 has been impacted significantly by the following items:

•
The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $0.1 million for first quarter of 2013 and $5.4 million in the first quarter of 2012.

•	The Company closed a significant number of branch operations and sold a number of operating units affecting the reporting periods presented as follows:

•	During the fourth quarter of 2012, the Company sold its Phoenix area hospice operations.

•
During the second half of 2011 and continuing into early 2012, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company closed or divested 46 home health branches and 13 hospice branches and completed significant reductions in staffing levels in regional, area and corporate support functions.

As a result of these activities, the Company’s net revenues comparisons were negatively impacted for the first quarter of 2013 by approximately $8.7 million as compared to the corresponding period of 2012.

•	During the third quarter of 2012, the Company completed the acquisitions of Family Home Care, North Mississippi Hospice and Advocate Hospice.

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	First Quarter
	2013	2012	Percentage Variance
Home Health	$236.1	$240.0	(1.6)%
Hospice	179.5	195.7	(8.3)%
Total net revenues	$415.6	$435.7	(4.6)%
Net revenues by major payer source are as follows (in millions):

	First Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$193.1	$167.3	$360.4	$190.6	$182.0	$372.6
Medicaid and Local Government	11.2	7.0	18.2	11.9	7.6	19.5
Commercial Insurance and Other:
Paid at episodic rates	14.3	—	14.3	20.0	—	20.0
Other	17.5	5.2	22.7	17.5	6.1	23.6
Total net revenues	$236.1	$179.5	$415.6	$240.0	$195.7	$435.7

For the first quarter of 2013 as compared to the first quarter of 2012, net revenues decreased by $20.1 million, or 4.6 percent, to $415.6 million from $435.7 million.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2013 net revenues were $236.1 million, down $3.9 million, or 1.6 percent, from $240.0 million in the prior year period.
The Company’s episodic revenues decreased 1.5 percent for the first quarter of 2013. The decrease is primarily attributable to (i) the net decrease in Medicare reimbursement rates, effective January 1, 2013, (ii) the effect of the 2 percent Medicare rate reduction, known as sequestration, and (iii) the Company's decision to exit certain managed care contracts, partially offset by growth in the Company's Medicare business.
A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	First Quarter
	2013	2012	Percentage Variance
Home Health
Medicare	$193.1	$190.6	1.3%
Non-Medicare PPS	14.3	20.0	(28.6)%
Total	$207.4	$210.6	(1.5)%

Key Company statistics related to episodic revenues were as follows:

	First Quarter
	2013	2012	Percentage Variance
Episodes
Medicare	67,300	65,400	2.9%
Non-Medicare PPS	4,900	8,000	(39.0)%
Total episodes	72,200	73,400	(1.6)%

Revenue per episode	$2,875	$2,870	0.1%
Episode volume for the first quarter of 2013 decreased 1.6 percent as compared to the corresponding periods of 2012. Similarly, admissions decreased by 2.0 percent for the first quarter, from 51,400 in the first quarter of 2012 to 50,400 in the first quarter of 2013. There were approximately 1.43 episodes for each admission during both the first quarter of 2013 and 2012.
In both the first quarter of 2013 and 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent.
Revenues from Medicaid and Local Government payer sources were $11.2 million in the first quarter of 2013 as compared to $11.9 million in the first quarter of 2012. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $17.5 million in both the first quarter of 2013 and 2012. These decreases in the Medicaid and Local Government and Commercial Insurance and Other payer sources are attributable to the Company's continuing strategy to reduce or eliminate certain lower gross margin business.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter of 2013 net revenues were $179.5 million as compared to $195.7 million in the corresponding period of 2012. The decrease is primarily attributable to lower than expected average daily census and higher than expected discharge rates during the quarter as compared to the 2012 period, partially offset by an increase in the average length of stay for the first quarter of 2013.
Key Company statistics relating to Hospice were as follows:

	First Quarter
	2013	2012	Percentage Variance
Average Daily Census	12,700	13,800	(7.7)%
Revenue per Patient Day	$157	$156	0.5%
For the first quarter of 2013, Average Daily Census (“ADC”) approximated 12,700 patients as compared to 13,800 patients for the first quarter of 2012. The average length of stay of patients at discharge was 99 days for the first quarter of 2013 versus 93 days for the first quarter of 2012.
Medicare revenues were $167.3 million in the first quarter of 2013 as compared to $182.0 million in the corresponding period of 2012. Medicaid revenues were $7.0 million for the first quarter of 2013 as compared to $7.6 million for the corresponding period of 2012. Commercial Insurance and Other revenues in the first quarter of 2013 were $5.2 million as compared to $6.1 million in the corresponding period of 2012.

Gross Profit
The following table reflects gross profit by business segment for 2013 and 2012 (in millions):

	First Quarter
	2013	2012	Variance
Gross Profit:
Home Health	$114.8	$117.3	$(2.5)
Hospice	79.2	85.5	(6.3)
Total	$194.0	$202.8	$(8.8)
As a percent of revenue:
Home Health	48.6%	48.9%	(0.3)%
Hospice	44.2%	43.7%	0.5%
Total	46.7%	46.5%	0.2%
Gross profit decreased by $8.8 million, or 4.3 percent, for the first quarter of 2013 as compared to the first quarter of 2012. As a percentage of revenues, gross profit of 46.7 percent in the first quarter of 2013 represented a 0.2 percentage point increase as compared to the first quarter of 2012.
For the first quarter of 2013, gross profit as a percentage of revenues within the Home Health segment declined by 0.3 percent as compared to the corresponding period of 2012. The decrease resulted from (i) the net decrease in Medicare reimbursement rates for 2013, partially offset by (ii) closed or divested branches with lower gross profit percentages, (iii) growth in the Company’s higher margin specialty programs, and (iv) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.
Hospice gross profit as a percentage of revenues increased 0.5 percent for the first quarter of 2013 as compared to the first quarter of 2012. The increases were primarily due to (i) lower Medicare cap expense, (ii) improved management of direct supply costs and (iii) the impact of the closed and divested branches with lower gross profit percentages.
Gross profit was impacted by depreciation expense of approximately $0.2 million in the first quarter of both 2013 and 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 8.0 percent, or $13.8 million, to $159.9 million for the first quarter of 2013, as compared to $173.7 million for the first quarter of 2012. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.1 million in the first quarter of 2013 and $5.4 million in the first quarter of 2012 were excluded, the decrease in selling, general and administrative expenses would have been approximately 5.1 percent, or $8.6 million, for the first quarter of 2013, as compared to the first quarter of 2012.
The decrease in the first quarter of 2013, as compared to the first quarter of 2012, was primarily attributable to (i) legal settlements ($4.9 million), (ii) corporate administrative expenses ($3.6 million), (iii) depreciation and amortization ($2.6 million), (iv) Home Health field operating, selling and administrative costs ($1.1 million), (iv) decrease in provision for doubtful accounts ($1.2 million), (v) cost savings initiatives and other restructuring costs ($0.3 million) and (vi) Hospice field operating, selling and administrative costs ($0.3 million). These costs were partially offset by an increase in equity-based compensation expense ($0.2 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $4.6 million in the first quarter of 2013 as compared to $7.2 million for the corresponding period of 2012.
Goodwill and Other Long-Lived Asset Impairment
During the first quarter of 2013, the Company recorded non-cash charges of $224.3 million related to goodwill and other long lived assets.
At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $552 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million.
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million. The non-cash impairment charge is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the three months ended March 31, 2013.
Interest Income and Interest Expense and Other
For the first quarter of 2013 and 2012, net interest expense and other was approximately $22.3 million and $21.5 million, respectively, consisting primarily of interest expense and other of $23.1 million and $22.2 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.8 million and $0.7 million, respectively, earned on investments and existing cash balances. For the first quarter of 2012, net interest expense also included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the Company’s revolving credit facility.
Income Tax Benefit (Expense)
The Company recorded an income tax benefit of $5.4 million for the first quarter of 2013. The Company’s effective income tax rate for the first quarter of 2013 was 2.5 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 2.5 percent for the first three months of 2013 was primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 32.7 percent), and other items (approximately 0.1 percent), partially offset by state income taxes, net of federal benefit (approximately 0.3 percent).
The Company recorded income tax provisions of $2.5 million for the first quarter of 2012. The Company’s effective income tax rate for the first quarter of 2012 was 33.4 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 33.4 percent for the first three months of 2012 was primarily due to state income taxes (approximately 4.9 percent) and other items (approximately 1.1 percent) offset by a change in tax reserves (approximately 7.6 percent).
Net (Loss) Income Attributable to Gentiva Shareholders
For the first quarter of 2013, net loss attributable to Gentiva shareholders was $207.2 million, or $6.73 per diluted share, compared with net income of $4.8 million, or $0.16 per diluted share, for the corresponding period of 2012.
The Company uses adjusted income attributable to Gentiva shareholders, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income attributable to Gentiva shareholders as income attributable to Gentiva shareholders, excluding (i) tax reserves relating to the OIG settlement, (ii) charges relating to cost savings and other restructuring, legal settlements, and acquisition and integration activities and (iii) goodwill and intangible asset impairment. The Company considers adjusted income attributable to Gentiva shareholders to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include cost savings and other restructuring costs, legal settlements, and acquisition and integration costs, goodwill and intangible asset impairment and tax reserves as noted in the table below, adjusted income attributable to Gentiva shareholders was $7.1 million, or $0.23 per diluted share, for the first quarter of 2013 as compared to $7.4 million, or $0.24 per diluted share, for the corresponding period of 2012.
A reconciliation of adjusted income attributable to Gentiva shareholders to net (loss) income, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$7,107	$0.23		$7,445	$0.24
Cost savings, restructuring, legal settlement and acquisition and integration costs	(141)	(86)	—	(5,391)	(3,181)	(0.10)
Goodwill and intangible assets impairment	(224,320)	(214,198)	(6.96)	—	—	—
Tax valuation allowance on OIG legal settlement	—	—	—	576	576	0.02
(Loss) income attributable to Gentiva shareholders		(207,177)	(6.73)		4,840	0.16
Add back: Net income attributable to noncontrolling interests		121	—		213	—
Net (loss) income		$(207,056)	$(6.73)		$5,053	$0.16
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
The Company’s credit agreement provides for $860.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes in 2010. See Note 9 to the Company’s consolidated financial statements for additional information.
During the first three months of 2013, net cash used in operating activities was $20.6 million. In addition, the Company used $25.0 million for the repayment of debt, and $2.7 million for capital expenditures. During the three months ended March 31, 2013, the Company had proceeds of $1.0 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”).
Net cash used in operating activities decreased by $14.1 million, from $34.7 million for the first three months of 2012 to $20.6 million for the first three months of 2013. The decrease was primarily due to improvements in accounts receivable ($19.6 million) and in prepaid expenses and other current assets ($10.2 million), partially offset by changes in net cash provided by operations prior to changes in assets and liabilities ($7.8 million), changes in current liabilities ($3.7 million), and other ($4.1 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(207,056)	$5,053	$(212,109)
Adjustments to add back non-cash items affecting net (loss) income:
Depreciation and amortization	4,781	7,430	(2,649)
Amortization and write-off of debt issuance costs	3,331	3,686	(355)
Provision for doubtful accounts	1,007	2,262	(1,255)
Equity-based compensation expense	1,813	1,631	182
Windfall tax benefits associated with equity-based compensation	(72)	—	(72)
Goodwill and other long-lived asset impairment	224,320	—	224,320
Deferred income tax (benefit) expense	(9,360)	6,531	(15,891)
Total cash provided by operations prior to changes in assets and liabilities	$18,764	$26,593	$(7,829)
The $7.8 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2013 and 2012 periods is primarily related to net income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of businesses, goodwill and other long-lived asset impairment and deferred income taxes.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(193)	$3,330	$(3,523)
Payroll and related taxes	(10,977)	(9,348)	(1,629)
Deferred revenue	2,376	5,683	(3,307)
Medicare liabilities	210	1,487	(1,277)
Obligations under insurance programs	(1,991)	1,622	(3,613)
Accrued nursing home costs	602	1,824	(1,222)
Other accrued expenses	(25,285)	(36,191)	10,906
Total changes in current liabilities	$(35,258)	$(31,593)	$(3,665)
The primary drivers for the $3.7 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•
Accounts payable, which had a negative impact of $3.5 million between the 2013 and 2012 reporting periods, primarily related to timing of insurance renewal payments in the 2013 period as compared to the 2012 period.

•	Payroll and related taxes, which had a negative impact of $1.6 million between the 2013 and 2012 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $3.3 million between the 2013 and 2012 reporting periods.

•	Medicare liabilities, which had a negative impact of $1.3 million between the 2013 and 2012 reporting periods.

•
Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $3.6 million between the 2013 and 2012 reporting periods, related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $1.2 million between the 2013 and 2012 reporting periods, due primarily to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $10.9 million between the 2013 and 2012 reporting periods, due primarily to the impact of the payment associated with the settlement of the Odyssey continuous care investigation in 2012 and lower payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities in the 2013 period, partially offset by increased incentive compensation payments in the 2013 period as compared to the 2012 period.

Working capital at March 31, 2013 was approximately $235 million, an increase of $9 million as compared to approximately $226 million at December 31, 2012, primarily due to:

•	a $47 million decrease in cash and cash equivalents;

•	a $4 million increase in accounts receivable;

•	a $2 million decrease in deferred tax assets; and

•
a $54 million decrease in current liabilities, consisting of decreases in current portion of long-term debt ($19 million), payroll and related taxes ($11 million), obligations under insurance programs ($2 million) and other accrued expenses ($25 million), partially offset by increases in deferred revenue ($2 million) and nursing home costs ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of March 31, 2013, Days Sales Outstanding (“DSO”) was 52 days, an increase of 1 day from December 31, 2012. primarily due to held billings awaiting change of ownership associated the Company's acquisitions in late 2012.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 44 days at March 31, 2013 and 43 days at December 31, 2012.
Accounts receivable attributable to major payer sources of reimbursement at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$197,273	$174,948	$16,624	$4,163	$1,538
Medicaid and Local Government	31,991	28,127	3,009	782	73
Commercial Insurance and Other	32,283	24,679	5,657	1,717	230
Self - Pay	1,996	1,092	524	323	57
Gross Accounts Receivable	$263,543	$228,846	$25,814	$6,985	$1,898

	December 31, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$192,541	$172,954	$14,979	$3,212	$1,396
Medicaid and Local Government	31,259	26,771	3,039	1,418	31
Commercial Insurance and Other	34,377	27,550	4,293	2,132	402
Self - Pay	1,680	792	577	243	68
Gross Accounts Receivable	$259,857	$228,067	$22,888	$7,005	$1,897

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	First Quarter Ended
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	82%	93%	87%	80%	93%	86%
Medicaid and Local Government	5	4	4	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	3	8	—	5
Other	7	3	5	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%

The Centers for Medicare & Medicaid Services ("CMS") has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During the first quarter of 2013 and 2012, approximately 24 percent and 23 percent, respectively, of the Company’s episodic revenue was generated in designated rural areas.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration" were put in place which mandated an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013.
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
As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that the physician or an allowed non-physician practitioner, had a face-to-face encounter with the patient. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. The Affordable Care Act also requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30-day period prior to the 180th day recertification and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.
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
On April 29, 2013, CMS released a proposed rule, effective for services provided October 1, 2013 through September 30, 2014, which provides for a 1.1 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.7 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In July 2012, CMS released a final rule, effective for services provided October 1, 2012 through September 30, 2013, that provides for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place which mandates an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013.
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
Credit Arrangements
At March 31, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
As of March 31, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $45.4 million at both March 31, 2013 and December 31, 2012. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $64.6 million.
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate plus 1.00 percent. In determining the interest rates on the Term Loan A and Term Loan B facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Applicable Rate component of the interest rate under the Company's Credit Agreement is based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
	Revolving Credit Facility and Letter of Credit Fees		Term Loan A		Term Loan B
Consolidated Leverage Ratio	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
> 3.0:1	5.00%	4.00%	5.00%	4.00%	5.25%	4.25%
> 2.0:1 and < 3.0:1	4.50%	3.50%	4.75%	3.75%	5.25%	4.25%
< 2.0:1	4.00%	3.00%	4.50%	3.50%	5.25%	4.25%
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
The Company may voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds,

(iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
As of March 31, 2013, the mandatory aggregate principal payments of long-term debt were $6.3 million due during the twelve months ending March 31, 2014, $25.0 million due during the twelve months ending March 31, 2015, $87.5 million due during the twelve months ending March 31, 2016 and $466.4 million due September 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at March 31, 2013 and 8.2 percent per annum at December 31, 2012.
The Term Loan A facility is subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. On February 28, 2013, the Company made a prepayment on its Term Loan A facility of $25.0 million. As a result of this prepayment, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014 at which time $6.3 million will be payable and for each quarter thereafter. The Company has performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and has met the requirement following the prepayment of $25 million noted above.
The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. As a result of prepayments the Company has made, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.
On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement. In connection with the amendment, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs were capitalized and are being amortized over the remaining life of the debt using an effective interest rate.
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit agreement also contains certain customary affirmative covenants and events of default. As of March 31, 2013, the Company was in compliance with all covenants in the Credit Agreement.
Gentiva’s permitted maximum consolidated leverage ratio and minimum consolidated cash interest coverage ratio is set forth in the following table:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2013 to September 30, 2014	≤ 6.25:1
Each fiscal quarter thereafter	≤ 5.75:1

Four Fiscal Quarters Ending	Minimum Consolidated Cash Interest Coverage Ratio
March 31, 2013 to June 30, 2013	≥ 2.00:1
September 30, 2013 to June 30, 2014	≥ 1.75:1
Each fiscal quarter thereafter	≥ 2.00:1
As of March 31, 2013, the Company’s consolidated leverage ratio was 4.8x and the Company’s cash interest coverage ratio was 2.4x.
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
Capital Expenditures
The Company’s capital expenditures for the three months ended March 31, 2013 were $2.7 million as compared to $3.8 million for the three months ended March 31, 2012. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $10 million and $12 million for the remainder of 2013. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $159.6 million as of March 31, 2013, including operating funds of approximately $6.0 million exclusively relating to a non-profit hospice operation managed in Florida.
The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of March 31, 2013, the Company had outstanding borrowings of $910.2 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at March 31, 2013 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$585,182	$6,250	$112,500	$466,432	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	326,006	75,954	144,909	86,456	18,687
Operating lease obligations	113,797	39,428	49,652	18,831	5,886
Other contingent liabilities	1,100	1,100	—	—	—
Total	$1,351,085	$122,732	$307,061	$571,719	$349,573

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At March 31, 2013, the cash interest rate on the Company’s term loan borrowings approximated 8.2 percent per annum.

Due to the prepayment of $25 million on February 28, 2013, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014 at which time $6.3 million will be payable and for each quarter thereafter. The Term Loan B facility is subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. As a result of prepayments the Company has made, there are no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million is required.
The Company had total letters of credit outstanding of approximately $45.4 million at both March 31, 2013 and December 31, 2012. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at both March 31, 2013 and December 31, 2012.

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
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of March 31, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $585.2 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $5.9 million per year, assuming a similar capital structure.

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
Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 12 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 10, 2013	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: May 10, 2013	/s/ Eric R. Slusser
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.

*	Filed herewith
**	Furnished herewith