Form 10-Q
period 2013-06-30
GENTIVA HEALTH SERVICES INC
filed 2013-08-02
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of shares outstanding of the registrant’s Common Stock, as of July 31, 2013, was 31,385,061.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$185,122	$207,052
Accounts receivable, less allowance for doubtful accounts of $9,148 and $8,777 at June 30, 2013 and December 31, 2012, respectively	252,589	251,080
Deferred tax assets, net	9,051	12,263
Prepaid expenses and other current assets	43,162	45,632
Total current assets	489,924	516,027
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	38,273	41,414
Intangible assets, net	191,601	193,613
Goodwill	435,747	656,364
Other assets	72,208	75,045
Total assets	$1,256,224	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$12,500	$25,000
Accounts payable	12,706	13,445
Payroll and related taxes	42,069	45,357
Deferred revenue	38,063	37,444
Medicare liabilities	16,035	27,122
Obligations under insurance programs	57,546	56,536
Accrued nursing home costs	19,866	18,428
Other accrued expenses	50,296	66,567
Total current liabilities	249,081	289,899
Long-term debt	897,682	910,182
Deferred tax liabilities, net	31,392	42,165
Other liabilities	39,015	33,988
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 32,601,565 and 32,009,286 shares at June 30, 2013 and December 31, 2012, respectively	3,260	3,201
Additional paid-in capital	404,570	399,148
Treasury stock, 1,286,680 and 1,260,879 shares at June 30, 2013 and December 31, 2012, respectively	(18,130)	(17,852)
Accumulated deficit	(352,165)	(151,335)
Total Gentiva shareholders’ equity	37,535	233,162
Noncontrolling interests	1,519	1,538
Total equity	39,054	234,700
Total liabilities and equity	$1,256,224	$1,510,934
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues	$414,424	$427,691	$830,015	$863,343
Cost of services sold	218,947	222,737	440,520	455,598
Gross profit	195,477	204,954	389,495	407,745
Selling, general and administrative expenses	(161,937)	(163,928)	(321,814)	(337,635)
Goodwill and other long-lived asset impairment	—	—	(224,320)	—
Gain on sale of businesses	—	5,447	—	5,447
Interest income	642	697	1,427	1,358
Interest expense and other	(22,790)	(23,352)	(45,868)	(45,515)
Income (loss) before income taxes	11,392	23,818	(201,080)	31,400
Income tax (expense) benefit	(4,829)	(9,646)	587	(12,175)
Net income (loss)	6,563	14,172	(200,493)	19,225
Less: Net income attributable to noncontrolling interests	(216)	(263)	(337)	(476)
Net income (loss) attributable to Gentiva shareholders	$6,347	$13,909	$(200,830)	$18,749
Total comprehensive income (loss)	$6,563	$14,172	$(200,493)	$19,225

Earnings per share
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.21	$0.46	$(6.51)	$0.61
Diluted	$0.20	$0.46	$(6.51)	$0.61
Weighted average shares outstanding:
Basic	30,941	30,338	30,863	30,532
Diluted	31,239	30,446	30,863	30,632
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net (loss) income	$(200,493)	$19,225
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,511	14,722
Amortization and write-off of debt issuance costs	6,463	7,020
Provision for doubtful accounts	2,680	3,746
Equity-based compensation expense	3,969	3,442
Windfall tax benefits associated with equity-based compensation	(82)	—
Goodwill and other long-lived asset impairment	224,320	—
Gain on sale of businesses	—	(5,447)
Deferred income tax (benefit) expense	(7,983)	9,906
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3,919)	26,251
Prepaid expenses and other current assets	1,727	(7,524)
Accounts payable	(739)	395
Payroll and related taxes	(3,346)	(4,063)
Deferred revenue	619	4,402
Medicare liabilities	(11,087)	2,723
Obligations under insurance programs	1,010	(2,050)
Accrued nursing home costs	1,438	(1,517)
Other accrued expenses	(15,600)	(28,204)
Other, net	1,678	6,117
Net cash provided by operating activities	10,166	49,144
INVESTING ACTIVITIES:
Purchase of fixed assets	(7,521)	(6,941)
Proceeds from sale of businesses, net of cash transferred	508	6,090
Net cash used in investing activities	(7,013)	(851)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,852	1,640
Payment of contingent consideration accrued at acquisition date	(1,500)	—
Windfall tax benefits associated with equity-based compensation	82	—
Repayment of long-term debt	(25,000)	(50,000)
Repurchase of common stock	—	(4,974)
Debt issuance costs	—	(4,125)
Other	(517)	(468)
Net cash used in financing activities	(25,083)	(57,927)
Net change in cash and cash equivalents	(21,930)	(9,634)
Cash and cash equivalents at beginning of period	207,052	164,912
Cash and cash equivalents at end of period	$185,122	$155,278
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$39,069	$38,402
Income taxes paid	$522	$4,014
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
Effective April 30, 2013, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of Hope Hospice, Inc., a provider of hospice services in Rochester, Indiana, for consideration of approximately $1.0 million.
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
See Note 4 for additional information on the Company's acquisitions and dispositions.
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
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income (loss)under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.

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
The Company had operating funds of approximately $5.7 million and $5.4 million at June 30, 2013 and December 31, 2012, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
At June 30, 2013 and December 31, 2012, the Company had assets of $31.3 million and $27.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified deferred compensation plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of June 30, 2013 and December 31, 2012, the Company had unamortized debt issuance costs of $37.8 million and $44.2 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
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
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of June 30, 2013 and December 31, 2012, fixed assets, net were $38.3 million and $41.4 million, respectively.
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. These charges are recorded in goodwill and other long-lived asset impairment in the Company's consolidated statements of comprehensive income for the six months ended June 30, 2013. See Note 9 for additional information.
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software, of approximately $1.6 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the six months ended June 30, 2013.
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
Obligations Under Self Insurance Programs
As of June 30, 2013 and December 31, 2012, the Company’s obligations under insurance programs were $57.5 million and $56.5 million, respectively. Workers’ compensation and professional and general liability expenses were $5.9 million and $12.6 million for the second quarter and first six months of 2013, respectively, as compared to $2.9 million and $7.6 million for the corresponding periods of 2012. Employee health and welfare expenses were $22.4 million and $43.0 million for the second quarter and first six months of 2013, respectively, as compared to $22.5 million and $46.1 million for the corresponding periods of 2012.

Nursing Home Costs
For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income. Net nursing home costs for the second quarter and first six months of 2013 were $2.8 million and $5.4 million, respectively, as compared to $2.7 million and $4.3 million for the corresponding periods of 2012.
Reclassifications
Certain reclassifications have been made to the Company's 2012 consolidated financial statements to conform to the current year presentation relating to a reclassification of certain costs of services sold and related income tax effects as presented within the Company's guarantor and non-guarantor financial information, as further described in Note 17.

Note 3.	Recent Accounting Pronouncements
On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350) (ASU 2012-02), which provides final guidance on impairment of indefinite-lived intangible assets other than goodwill that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2012-02 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. The Company adopted ASU 2012-02 in the first quarter of 2013 and the adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Note 4.	Acquisitions and Dispositions
Acquisitions
Hope Hospice, Inc
Effective April 30, 2013, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of Hope Hospice, Inc., a provider of hospice services located in Rochester, Indiana. Total non-cash consideration of $1.0 million consisted of the assumption of Hope Hospice's outstanding debt and existing liabilities as of the closing date. The purchase price was allocated to Medicare licenses ($0.5 million), accounts receivable ($0.3 million) and goodwill ($0.2 million).
Advocate Hospice
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of $5.5 million, excluding transaction costs and subject to post-closing adjustments. The consideration included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2.0 million was payable under the option agreement if certain earnout conditions were met, which the Company estimated fair value at acquisition date of $1.9 million, on a discounted cash flow basis. At December 31, 2012, the Company estimated the fair value of the contingent consideration at $1.1 million based upon certain average daily census growth targets and recorded a $0.8 million adjustment to the contingent consideration. During the second quarter of 2013, the average daily census growth target was met and the Company paid $1.5 million from the escrow to the sellers and retained $0.5 million in escrow for remaining indemnification provisions under the agreement. As such, the Company recorded a $0.9 million charge to adjust the contingent consideration to fair value, which is reflected in selling, general and administrative expense in the Company's consolidated statements of comprehensive income for the second quarter and six months ended June 30, 2013.
Dispositions
Gentiva Consulting, Louisiana Home Health and Hospice Dispositions
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.

During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the second quarter and first six months of 2012 and established a receivable of approximately $0.5 million, which the Company received during the second quarter of 2013.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$53,769	$—	$—	$53,769	$54,085	$—	$—	$54,085
Rabbi Trust:
Mutual funds	25,835	—	—	25,835	22,041	—	—	22,041
Money market funds	5,513	—	—	5,513	5,698	—	—	5,698
Total assets	$85,117	$—	$—	$85,117	$81,824	$—	$—	$81,824
Liabilities:
Payables to plan participants	$31,348	$—	$—	$31,348	$27,739	$—	$—	$27,739
Acquisition contingent liability	—	—	—	—	—	—	1,100	1,100
Total liabilities	$31,348	$—	$—	$31,348	$27,739	$—	$1,100	$28,839
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified deferred compensation plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$25,291	$25,000	$25,220
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$910,182	$910,606	$935,182	$912,818
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

Note 6.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	Second Quarter			First Six Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Medicare:
Home Health	$192.7	$186.1	3.5%	$385.9	$376.8	2.4%
Hospice	167.8	179.6	(6.6)%	335.0	361.5	(7.3)%
Total Medicare	360.5	365.7	(1.4)%	720.9	738.3	(2.4)%
Medicaid and Local Government	18.7	18.3	2.2%	36.9	37.7	(2.1)%
Commercial Insurance and Other:
Paid at episodic rates	14.0	21.3	(34.4)%	28.2	41.3	(31.6)%
Other	21.2	22.4	(5.1)%	44.0	46.0	(4.5)%
Total Commercial Insurance and Other	35.2	43.7	(19.4)%	72.2	87.3	(17.3)%
Total net revenues	$414.4	$427.7	(3.1)%	$830.0	$863.3	(3.9)%
For the second quarter and first six months of 2013, the Company recorded hospice Medicare cap credits of $1.4 million and $1.5 million, respectively, as compared to Medicare cap expense of $1.1 million and $3.2 million for the second quarter and first six months of 2012, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2013, which began November 1, 2012, the Company has recorded $1.4 million in Medicare cap expense and has five hospice providers currently estimated to be in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of June 30, 2013 and December 31, 2012, the Company had Medicare cap

liabilities of $7.9 million and $15.9 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Odyssey Healthcare, Inc., prior to its acquisition by Gentiva, filed appeals with CMS to change the methodology previously used to calculate the Medicare payment cap in order to utilize the proportional method of determining the payment cap, as described above. This method allocates the Medicare payment cap over the cap years that the beneficiary is on service. In connection with those appeals, the Company has received final settlement letters for many of its providers and recorded approximately $2.4 million as net revenue for the second quarter and first six months of 2013 in the Company's consolidated statements of comprehensive income.
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 30, 2013	December 31, 2012
Medicare	$196,167	$192,541
Medicaid and Local Government	31,712	31,259
Commercial Insurance and Other	33,858	36,057
Gross accounts receivable	261,737	259,857
Less: Allowance for doubtful accounts	(9,148)	(8,777)
Net accounts receivable	$252,589	$251,080
As of June 30, 2013 and December 31, 2012, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.2 million and $1.7 million, respectively.

Note 7.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.3 million for the second quarter and first six months of both 2013 and 2012, respectively.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. In February and June 2012, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
On August 24, 2012, the Company received notification from CareCentrix of its election to draw seller financing from the escrow fund pursuant to the terms of the stock purchase agreement. As such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to a seller financing note from CareCentrix on the Company's consolidated balance sheet as of September 30, 2012. The seller financing note receivable, which bears interest at 18 percent, matures on the earlier of March 19, 2017 or upon the sale of CareCentrix Holdings. Interest on this note is payable quarterly, in kind, and will accrete as additional principal on the note. The Company expects to record interest income at the time of receipt as the note is part of the proposed settlement discussed below.
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
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note receivable from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of June 30, 2013 and December 31, 2012, the Company had no allowances for credit losses.

Note 8.	Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements
The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $0.8 million and $0.9 million for the second quarter and first six months of 2013, respectively, and $5.4 million for the first six months of 2012, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives and Other Restructuring Costs
During the second quarter and first six months of 2012, the Company continued a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company closed or divested 46 home health branches in the first quarter of 2012 and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.2 million for both the second quarter and first six months of 2013 as compared to $0.5 million and $1.3 million in the second quarter and first six months of 2012, respectively, related to severance costs, facility lease and other costs.
Acquisition and Integration Activities
The Company recorded charges of $0.6 million and $0.7 million in the second quarter and first six months of 2013, respectively, primarily related to the acquisition and integration activities associated with the Company's acquisition of Hope Hospice, Inc. During the second quarter and first six months of 2012, the Company recorded positive adjustments of $0.5 million and $0.9 million, respectively, related to acquisition and integration activities, primarily associated with favorable lease settlements associated with Odyssey HealthCare, Inc.
Legal Settlements
During the first six months of 2012, the Company recorded legal settlements of $5.0 million related to certain of the wage and hour litigation and paid approximately $26.0 million in settlement with the United States regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010.
The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379
Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)
Ending balance at March 31, 2012	6,005	2,328	5,000	13,333
Charge in second quarter 2012	542	(517)	—	25
Cash expenditures	(2,462)	(421)	(5,000)	(7,883)
Non-cash expenditures	(114)	—	—	(114)
Ending balance at June 30, 2012	$3,971	$1,390	$—	$5,361

Balance at December 31, 2012	$1,685	$1,011	$—	$2,696
Charge in first quarter 2013	47	94	—	141
Cash expenditures	(1,104)	(322)	—	(1,426)
Ending balance at March 31, 2013	628	783	—	1,411
Charge in second quarter 2013	138	606	—	744
Cash expenditures	(685)	(234)	—	(919)
Ending balance at June 30, 2013	$81	$1,155	$—	$1,236

The balance of unpaid charges relating to cost savings initiatives and other restructuring costs and acquisition and integration activities approximated $1.2 million at June 30, 2013 and $2.7 million at December 31, 2012, which were included in other accrued expenses in the Company’s consolidated balance sheets.

Note 9.	Identifiable Intangible Assets and Goodwill
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. The Company allocates goodwill to its various reporting units upon the acquisition of the assets or stock of another third party business operation. The Company compares the fair value of each reporting unit to the carrying amount of their allocated net assets to determine if there is a potential impairment of goodwill and other indefinite-lived intangible assets. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.
To determine the fair value of the Company's reporting units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the reporting units. In June 2013, CMS released its preliminary rule regarding rebasing of Medicare reimbursement rates, proposing annual reductions of 3.50 percent for each of the next four years beginning January 2014. CMS is expected to release the final rule during the third quarter of 2013. The Company is working towards obtaining some relief in the final rule as well as re-defining its operating model to achieve cost efficiencies and grow its business to help offset the impact of the rate reductions. Depending on the success of those initiatives, the Company may need to perform an impairment assessment of its identifiable intangible assets and goodwill which could result in additional impairment charges.
If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company's operations include two reporting units: Home Health and Hospice. At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the six months ended June 30, 2013.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013			December 31, 2012			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,667	$15,685	$17,352	$1,667	$15,685	$17,352	2-5 Years
Less: accumulated amortization	(1,481)	(15,364)	(16,845)	(1,449)	(14,113)	(15,562)
Net covenants not to compete	186	321	507	218	1,572	1,790

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(18,824)	(436)	(19,260)	(17,651)	(390)	(18,041)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)
Net customer relationships	8,345	474	8,819	9,518	520	10,038
Amortized intangible assets	8,531	795	9,326	9,736	2,092	11,828
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	225,227	102,239	327,466	225,227	101,749	326,976
Less: accumulated impairment losses	(144,672)	(519)	(145,191)	(144,672)	(519)	(145,191)
Net Medicare licenses and certificates of need	80,555	101,720	182,275	80,555	101,230	181,785
Total identifiable intangible assets	$89,086	$102,515	$191,601	$90,291	$103,322	$193,613
During the second quarter of 2012, the Company recorded a charge of approximately $0.5 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana, which is recorded in gain on sale of businesses in the Company’s consolidated statements of comprehensive income for the three months and six months ended June 30, 2012.
The Company recorded amortization expense of approximately $1.3 million and $2.5 million for the second quarter and first six months of 2013, respectively, and $3.1 million and $6.2 million for the second quarter and first six months of 2012, respectively. The estimated amortization expense for the remainder of 2013 is $1.6 million and for each of the next five succeeding years approximates $2.4 million for 2014, $2.3 million for 2015, $1.4 million for 2016, $1.2 million for 2017, and $0.4 million for 2018.
The gross carrying amount of goodwill as of June 30, 2013 and December 31, 2012 and activity during the first six months of 2013 were as follows (in thousands):

	Goodwill, Gross			Accumulated Impairment Losses
	Home Health	Hospice	Total	Home Health	Hospice	Total
Balance at December 31, 2011:	$267,058	$831,648	$1,098,706	$(263,370)	$(193,667)	$(457,037)
Goodwill acquired during 2012	5,331	9,364	14,695	—	—	—
Balance at December 31, 2012:	272,389	841,012	1,113,401	(263,370)	(193,667)	(457,037)
Goodwill acquired during 2013	—	182	182	—	—	—
Impairment losses during 2013	—	—	—	—	(220,800)	(220,800)
Balance at June 30, 2013:	$272,389	$841,194	$1,113,583	$(263,370)	$(414,467)	$(677,837)

Note 10.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) attributable to Gentiva shareholders	$6,347	$13,909	$(200,830)	$18,749

Basic weighted average common shares outstanding	30,941	30,338	30,863	30,532
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	298	108	—	100
Diluted weighted average common shares outstanding	31,239	30,446	30,863	30,632

Earnings per share:
Basic	$0.21	$0.46	$(6.51)	$0.61
Diluted	$0.20	$0.46	$(6.51)	$0.61

Anti-dilutive shares by type:
Stock options	749	1,393	507	1,412
Performance share units	80	91	80	91
Restricted stock	558	230	470	230
Total anti-dilutive shares	1,387	1,714	1,057	1,733
For the second quarter and first six months of 2013, approximately 1.4 million and 1.1 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For both the second quarter and first six months of 2012, approximately 1.7 million stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 11.	Long-Term Debt
Credit Arrangements
At June 30, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
As of June 30, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Agreement:
Term Loan A, maturing August 17, 2015	$118,750	$143,750
Term Loan B, maturing August 17, 2016	466,432	466,432
11.5% Senior Notes due 2018	325,000	325,000
Total debt	910,182	935,182
Less: current portion of long-term debt	(12,500)	(25,000)
Total long-term debt	$897,682	$910,182
As of June 30, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $49.1 million and $45.4 million at June 30, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $60.9 million.
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
As of June 30, 2013, the mandatory aggregate principal payments of long-term debt were $12.5 million due during the twelve months ending June 30, 2014, $25.0 million due during the twelve months ending June 30, 2015, $81.3 million due during the twelve months ending June 30, 2016 and $466.4 million due September 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at June 30, 2013 and 8.2 percent per annum at December 31, 2012.
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
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit agreement also contains certain customary affirmative covenants and events of default. As of June 30, 2013, the Company was in compliance with all covenants in the Credit Agreement.
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
As of June 30, 2013, the Company’s consolidated leverage ratio was 5.1x and the Company’s cash interest coverage ratio was 2.3x.
Guaranty Agreement and Security Agreement
Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, fully and unconditionally to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders. See Note 17 for more information.
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
On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 12.	Equity
Changes in equity for the six months ended June 30, 2013 and 2012 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$(12,878)	$2,593	$202,531
Comprehensive income:
Net income	—	—	—	18,749	—	476	19,225
Total comprehensive income	—	—	—	18,749	—	476	19,225
Equity-based compensation expense	—	—	3,442	—	—	—	3,442
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	259,658	25	1,615	—	—	—	1,640
Acquisition of non-controlling interest	—	—	—	—	—	(1,111)	(1,111)
Distribution to partnership interests	—	—	—	—	—	(495)	(495)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	(4,974)	—	(4,974)
Balance at June 30, 2012	31,694,922	$3,169	$392,860	$(159,382)	$(17,852)	$1,463	$220,258

Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$(17,852)	$1,538	$234,700
Comprehensive income:
Net (loss) income	—	—	—	(200,830)	—	337	(200,493)
Total comprehensive (loss) income	—	—	—	(200,830)	—	337	(200,493)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(340)	—	—	—	(340)
Equity-based compensation expense	—	—	3,969	—	—	—	3,969
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	566,478	56	1,793	—	—	—	1,849
Distribution to partnership interests	—	—	—	—	—	(356)	(356)
Treasury shares:
Stock repurchase (25,801 shares) for payroll tax withholdings related to equity-based compensation	25,801	3	—	—	(278)	—	(275)
Balance at June 30, 2013	32,601,565	$3,260	$404,570	$(352,165)	$(18,130)	$1,519	$39,054
Comprehensive income amounted to $6.6 million and comprehensive loss amounted to $200.5 million for the second quarter and first six months of 2013, respectively, as compared to comprehensive income of $14.2 million and $19.2 million for the second quarter and first six months of 2012, respectively.
On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the six months ended June 30, 2012, the Company repurchased 605,077 shares of its common stock at an average cost of $8.22 per share and a total cost of approximately $5.0 million. As of June 30, 2013, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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
The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated as of March 16, 2011), as amended by Amendment No. 1 thereto (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-

Employee Directors (“DSU Plan”) and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.
For the second quarter and first six months of 2013, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.2 million and $4.0 million, respectively, as compared to $1.8 million and $3.4 million for the corresponding periods of 2012, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first six months of 2013 and 2012 calculated using the Black-Scholes option pricing model and other assumptions were as follows.

Six Months Ended
	June 30, 2013	June 30, 2012
Weighted average fair value of options granted	$10.73	$8.33
Risk-free interest rate	0.29% - 0.60%	0.77% - 0.95%
Expected volatility	66% - 77%	64% - 65%
Contractual life	7 years	7 years
Expected life	3.4 - 6.0 years	3.4 - 5.4 years
Expected dividend yield	—%	—%
During the second quarter of 2013, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 20-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.22 to $5.87 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 67 percent, risk-free interest rate of 0.60 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
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
A summary of Gentiva stock option activity as of June 30, 2013 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	3,752,418	$15.99
Granted	632,700	10.73
Exercised	(67,203)	5.33
Cancelled	(51,649)	21.01
Balance as of June 30, 2013	4,266,266	$15.32	4.8	$4,927,346
Exercisable options	2,633,238	$19.16	4.1	$1,351,740
The total intrinsic value of options exercised during the six months ended June 30, 2013 was $0.4 million. There were no options exercised during the six months ended June 30, 2012. As of June 30, 2013 and 2012, the Company had $5.2 million and $3.9 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.6 years and 1.5 years, respectively. The total fair value of options that vested during the first six months of 2013 was $2.8 million.

On May 9, 2013, the shareholders of the Company authorized an additional 1,600,000 shares of the Company's stock for issuance under the 2004 Equity Incentive Plan.
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
A summary of Gentiva's performance based share award activity by grant year as of June 30, 2013 is presented below:

	2010	2011	Number of Performance Share Units	Weighted- Average Exercise Price
Service period to vest:	3 years	3 years
Performance range of target:	0% - 150%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/3 based on 2010 results	100% based on 2011 results
	1/3 based on 2011 results
	1/3 based on 2012 results
Performance target achieved:	2010 - 150%	2011 - 200%
	2011 - 150%
	2012 - 0%
Performance share units:
Balance as of December 31, 2012	33,700	166,750	200,450	$26.31
Forfeited	—	(1,800)	(1,800)	26.72
Issued	(33,700)	—	(33,700)	25.61
Balance as of June 30, 2013	—	164,950	164,950	$26.58
As of June 30, 2013 and 2012, the Company had $0.8 million and $1.4 million, respectively, of total unrecognized compensation cost related to performance based share awards. This compensation expense is expected to be recognized over a weighted-average period of 0.5 years and 1.4 years, respectively.
A summary of Gentiva's performance based cash award activity by grant year as of June 30, 2013 is presented below:

	2012	2013
Service period to vest:	3 years	3 years
Performance range of target:	0% - 200%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	1/2 based on 2013 results
	1/2 based on 2014 results	1/2 based on 2015 results
Performance target achieved:	2012 - 85%
Performance cash:
Balance as of December 31, 2012	$1,293,687	$—
Earned	595,774	270,495
Issued	—	—
Balance as of June 30, 2013	$1,889,461	$270,495

For the second quarter and first six months of 2013, the Company recorded $0.2 million and $0.9 million, respectively, of compensation expense associated with its performance based cash awards as compared to $0.4 million and $0.7 million for the corresponding periods of 2012. As of June 30, 2013, the Company had unrecognized compensation cost at target of $3.2 million to be recognized over a weighted-average period of 1.9 years.
Restricted Stock
A summary of Gentiva restricted stock activity as of June 30, 2013 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2012	364,650	$25.25
Granted	338,300	11.37
Exercised	(39,750)	26.06
Cancelled	(8,900)	15.34
Balance as of June 30, 2013	654,300	$18.16	$6,516,828
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of June 30, 2013, the aggregate intrinsic value of the restricted stock awards was $6.5 million. The Company had $6.6 million and $5.6 million of total unrecognized compensation cost related to restricted stock as of June 30, 2013 and 2012, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.4 years and 2.8, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 650,000, of which 240,309 shares were available for future grants as of June 30, 2013. During the first six months of 2013, the Company granted 34,224 stock units under the DSU Plan at a grant date weighted-average fair value of $10.52 per stock unit. For the first quarter of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first six months of 2012. Under the DSU Plan, 299,304 stock units were outstanding as of June 30, 2013.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase. During the first six months of 2013, the Company issued 156,535 shares of common stock under its ESPP.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. The Court further ordered the parties to submit a joint preliminary planning report and discovery plan regarding the damages phase of the lawsuit by August 26, 2013. While the parties prepare to litigate the damages phase of the lawsuit and potential decertification of the collective action, the case remains conditionally certified with a class of approximately 1,000 allegedly similar employees seeking attorneys’ fees, back wages and liquidated damages going back three years under the FLSA .
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
On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The parties held mediation discussions on August 3, 2011 and March 7, 2012. The parties reached a monetary settlement of $5 million, which the Company has paid in full, and the court granted final approval of the settlement on March 25, 2013. Once the parties provide the court with a final accounting regarding distribution of the settlement funds, the case should be dismissed. The court set a status conference for March 3, 2014 in the event that the case has not been dismissed by then.
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
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions, and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff and Kaplan Fox & Kilsheimer LLP as lead counsel, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss, which is currently pending.
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

Note 15.	Income Taxes
The Company recorded an income tax provision of $4.8 million and an income tax benefit of $0.6 million for the second quarter and first six months of 2013, respectively. The Company’s effective income tax rate for the first six months of 2013 was 0.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 0.3 percent for the first six months of 2013 is primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 34.5 percent) and other items (approximately 0.2 percent).
The Company recorded an income tax provision of $9.6 million and $12.2 million for the second quarter and first six months of 2012, respectively. The Company's effective income tax rate for the first six months of 2012 was 38.8 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.8 percent for the first six months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.1 percent) and other items (approximately 0.8 percent), partially offset by changes in tax reserves (approximately 2.1 percent).

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
The Hospice segment also provides services under its focused Memory Care Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer's and dementia patients and support mechanisms for their caregivers, and has under development a focused Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
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
Segment net revenues by major payer source were as follows (in millions):

	Second Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$192.7	$167.8	$360.5	$186.1	$179.6	$365.7
Medicaid and Local Government	11.2	7.5	18.7	11.6	6.7	18.3
Commercial Insurance and Other:
Paid at episodic rates	14.0	—	14.0	21.3	—	21.3
Other	17.3	3.9	21.2	16.7	5.7	22.4
Total net revenues	$235.2	$179.2	$414.4	$235.7	$192.0	$427.7

	First Six Months
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$385.9	$335.0	$720.9	$376.8	$361.5	$738.3
Medicaid and Local Government	22.4	14.5	36.9	23.5	14.2	37.7
Commercial Insurance and Other:
Paid at episodic rates	28.2	—	28.2	41.3	—	41.3
Other	34.8	9.2	44.0	34.1	11.9	46.0
Total net revenues	$471.3	$358.7	$830.0	$475.7	$387.6	$863.3

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended June 30, 2013
Net revenue	$235,216		$179,208		$414,424
Operating contribution	$29,917		$26,437	(1)	$56,354
Corporate expenses					(18,084)	(1)
Depreciation and amortization					(4,730)
Interest expense and other, net					(22,148)
Income before income taxes					$11,392

For the three months ended June 30, 2012
Net revenue	$235,687		$192,004		$427,691
Operating contribution	$36,383	(1)	$35,146	(1)	$71,529
Corporate expenses					(23,211)	(1)
Depreciation and amortization					(7,292)
Gain on sale of businesses					5,447
Interest expense and other, net					(22,655)
Income before income taxes					$23,818

For the six months ended June 30, 2013
Net revenue	$471,277		$358,738		$830,015
Operating contribution	$60,105		$53,858	(1)	$113,963
Corporate expenses					(36,771)	(1)
Goodwill and other long-lived asset impairment					(224,320)	(2)
Depreciation and amortization					(9,511)
Interest expense and other, net					(44,441)
Loss before income taxes					$(201,080)
Segment assets	$247,164		$632,773	(2)	$879,937
Corporate assets					376,287	(2)
Total assets					$1,256,224

For the six months ended June 30, 2012
Net revenue	$475,651		$387,692		$863,343
Operating contribution	$62,259	(1)	$67,628	(1)	$129,887
Corporate expenses					(45,055)	(1)
Depreciation and amortization					(14,722)
Gain on sale of businesses					5,447
Interest expense and other, net					(44,157)	(3)
Income before income taxes					$31,400
Segment assets	$235,918		$873,878		$1,109,796
Corporate assets					369,225
Total assets					$1,479,021

(1)
For the second quarter and first six months of 2013, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.8 million and $0.9 million, respectively.

For the first six months of 2012, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.4 million.

The charges were reflected as follows for segment reporting purposes (in millions):

	Second Quarter		First Six Months
	2013	2012	2013	2012
Home Health	$—	$(0.1)	$—	$5.7
Hospice	0.7	0.3	0.7	0.1
Corporate expenses	0.1	(0.2)	0.2	(0.4)
Total	$0.8	$—	$0.9	$5.4

(2)
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. See Note 9.

In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million.
Hospice and corporate assets were reduced by $220.8 million and $3.5 million, respectively, as a result of the impairment.

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
The first six months of 2012 supplemental guarantor and non-guarantor financial information presented reflects a reclassification of certain cost of services sold. The impact of this reclassification was an increase to cost of services sold of approximately $2.3 million and a decrease in income tax expense of approximately $0.9 million for the non-guarantor subsidiaries and a corresponding decrease in the cost of services sold and income taxes in the guarantor subsidiaries.
The following condensed consolidating financial statements include the balance sheets as of June 30, 2013 and December 31, 2012, statements of comprehensive income for the three months and six months ended June 30, 2013 and 2012 and statements of cash flows for the six months ended June 30, 2013 and 2012 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$143,406	$—	$41,716	$—	$185,122
Receivables, net	—	247,618	28,173	(23,202)	252,589
Deferred tax assets, net	—	6,412	2,639	—	9,051
Prepaid expenses and other current assets	—	33,583	9,579	—	43,162
Total current assets	143,406	287,613	82,107	(23,202)	489,924
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	37,834	439	—	38,273
Intangible assets, net	—	191,501	100	—	191,601
Goodwill	—	429,683	6,064	—	435,747
Investment in subsidiaries	804,311	28,865	—	(833,176)	—
Other assets	—	72,203	5	—	72,208
Total assets	$947,717	$1,076,170	$88,715	$(856,378)	$1,256,224
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$12,500	$—	$—	$—	$12,500
Accounts payable	—	35,402	506	(23,202)	12,706
Other current liabilities	—	166,052	57,823	—	223,875
Total current liabilities	12,500	201,454	58,329	(23,202)	249,081
Long-term debt	897,682	—	—	—	897,682
Deferred tax liabilities, net	—	31,392	—	—	31,392
Other liabilities	—	39,013	2	—	39,015
Total Gentiva shareholders’ equity	37,535	804,311	28,865	(833,176)	37,535
Noncontrolling interests	—	—	1,519	—	1,519
Total equity	37,535	804,311	30,384	(833,176)	39,054
Total liabilities and equity	$947,717	$1,076,170	$88,715	$(856,378)	$1,256,224

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	—	75,039	6	—	75,045
Total assets	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	233,162	1,002,204	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	233,162	1,002,204	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$402,068	$16,442	$(4,086)	$414,424
Cost of services sold	—	212,699	10,334	(4,086)	218,947
Gross profit	—	189,369	6,108	—	195,477
Selling, general and administrative expenses	—	(157,232)	(4,705)	—	(161,937)
Interest (expense) and other, net	(22,163)	—	15	—	(22,148)
Equity in earnings of subsidiaries	19,113	835	—	(19,948)	—
(Loss) income before income taxes	(3,050)	32,972	1,418	(19,948)	11,392
Income tax benefit (expense)	9,397	(13,859)	(367)	—	(4,829)
Net income	6,347	19,113	1,051	(19,948)	6,563
Noncontrolling interests	—	—	(216)	—	(216)
Net income attributable to Gentiva shareholders	$6,347	$19,113	$835	$(19,948)	$6,347
Comprehensive income	$6,347	$19,113	$1,051	$(19,948)	$6,563

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$416,774	$13,930	$(3,013)	$427,691
Cost of services sold	—	216,455	9,295	(3,013)	222,737
Gross profit	—	200,319	4,635	—	204,954
Selling, general and administrative expenses	—	(159,965)	(3,963)	—	(163,928)
Gain on sale of businesses	—	5,447	—	—	5,447
Interest (expense) and other, net	(22,678)	—	23	—	(22,655)
Equity in earnings of subsidiaries	26,850	53	—	(26,903)	—
Income before income taxes	4,172	45,854	695	(26,903)	23,818
Income tax benefit (expense)	9,737	(19,004)	(379)	—	(9,646)
Net income	13,909	26,850	316	(26,903)	14,172
Noncontrolling interests	—	—	(263)	—	(263)
Net income attributable to Gentiva shareholders	$13,909	$26,850	$53	$(26,903)	$13,909
Comprehensive income	$13,909	$26,850	$316	$(26,903)	$14,172

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$805,213	$32,067	$(7,265)	$830,015
Cost of services sold	—	425,901	21,884	(7,265)	440,520
Gross profit	—	379,312	10,183	—	389,495
Selling, general and administrative expenses	—	(312,482)	(9,332)	—	(321,814)
Goodwill, intangibles and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(44,473)	—	32	—	(44,441)
Equity in earnings of subsidiaries	(174,013)	509	—	173,504	—
(Loss) income before income taxes	(218,486)	(156,981)	883	173,504	(201,080)
Income tax benefit (expense)	17,656	(17,032)	(37)	—	587
Net (loss) income	(200,830)	(174,013)	846	173,504	(200,493)
Noncontrolling interests	—	—	(337)	—	(337)
Net (loss) income attributable to Gentiva shareholders	$(200,830)	$(174,013)	$509	$173,504	$(200,830)
Comprehensive (loss) income	$(200,830)	$(174,013)	$846	$173,504	$(200,493)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$840,201	$28,243	$(5,101)	$863,343
Cost of services sold	—	442,767	17,932	(5,101)	455,598
Gross profit	—	397,434	10,311	—	407,745
Selling, general and administrative expenses	—	(329,513)	(8,122)	—	(337,635)
Gain on sale of businesses	—	5,447	—	—	5,447
Interest (expense) and other, net	(44,221)	—	64	—	(44,157)
Equity in earnings of subsidiaries	44,937	858	—	(45,795)	—
Income before income taxes	716	74,226	2,253	(45,795)	31,400
Income tax benefit (expense)	18,033	(29,289)	(919)	—	(12,175)
Net income	18,749	44,937	1,334	(45,795)	19,225
Noncontrolling interests	—	—	(476)	—	(476)
Net income attributable to Gentiva shareholders	$18,749	$44,937	$858	$(45,795)	$18,749
Comprehensive income	$18,749	$44,937	$1,334	$(45,795)	$19,225

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(16,467)	$24,443	$2,190	$—	$10,166
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(7,357)	(164)	—	(7,521)
Proceeds from sale of businesses	—	508	—	—	508
Net cash used in investing activities	—	(6,849)	(164)	—	(7,013)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,852	—	—	—	1,852
Windfall tax benefits associated with equity-based compensation	82	—	—	—	82
Payment of contingent consideration accrued at acquisition date	—	(1,500)	—	—	(1,500)
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Other	733	(28)	(1,222)	—	(517)
Net payments related to intercompany financing	16,066	(16,066)	—	—	—
Net cash used in financing activities	(6,267)	(17,594)	(1,222)	—	(25,083)
Net change in cash and cash equivalents	(22,734)	—	804	—	(21,930)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$143,406	$—	$41,716	$—	$185,122

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(20,697)	$65,807	$4,034	$—	$49,144
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(6,911)	(30)	—	(6,941)
Proceeds from sale of businesses	—	6,090	—	—	6,090
Net cash used in investing activities	—	(821)	(30)	—	(851)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,640	—	—	—	1,640
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Other	3,125	(28)	(3,565)	—	(468)
Net payments related to intercompany financing	64,958	(64,958)	—	—	—
Net cash provided by (used in) financing activities	10,624	(64,986)	(3,565)	—	(57,927)
Net change in cash and cash equivalents	(10,073)	—	439	—	(9,634)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$114,028	$—	$41,250	$—	$155,278

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing not to exceed 3.5 percent in any one year. In June 2013, CMS released its preliminary rule regarding rebasing of Medicare reimbursement rates, proposing annual reductions of 3.5 percent for each of the next four years beginning January 2014. In addition, various states have addressed budget pressures by considering or implementing reductions in various healthcare programs, including reductions in rates or changes in patient eligibility requirements. The Company has also decided to reduce participation in certain Medicaid and other state and county programs. The commercial insurance industry is also continually seeking ways to control the cost of services to patients that it covers, one way being to require greater efficiencies from its providers, including home healthcare companies.
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
The Hospice segment also provides services under its focused Memory Care Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer's and dementia patients and support mechanisms for their caregivers, and has under development a focused Cardiac Specialty Program, which will help patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Acquisitions
Effective April 30, 2013, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of Hope Hospice, Inc., a provider of hospice services in Rochester, Indiana, for consideration of approximately $1.0 million.
Dispositions
Gentiva Consulting Disposition
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.
Louisiana Home Health and Hospice Dispositions
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the second quarter and first six months of 2012 and established a receivable of approximately $0.5 million, which the Company received during the second quarter of 2013.

Results of Operations
The comparison of results of operations between 2013 and 2012 has been impacted significantly by the following items:

•
The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $0.8 million and $0.9 million for second quarter and the first six months of 2013, respectively, and $5.4 million in the first six months of 2012.

•	During the second quarter of 2013, the Company completed the acquisition of Hope Hospice.

•	During the third quarter of 2012, the Company completed the acquisitions of Family Home Care, North Mississippi Hospice and Advocate Hospice.

•	The Company closed a significant number of branch operations and sold a number of operating units affecting the reporting periods presented as follows:

•	During the fourth quarter of 2012, the Company sold its Phoenix area hospice operations.

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

•
As a result of these activities, the Company’s net revenues comparisons were negatively impacted for second quarter and the first six months of 2013 by approximately $5.4 million and $14.1 million, respectively, as compared to the corresponding periods of 2012.

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	Second Quarter			First Six Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Home Health	$235.2	$235.7	(0.2)%	$471.3	$475.7	(0.9)%
Hospice	179.2	192.0	(6.7)%	358.7	387.6	(7.5)%
Total net revenues	$414.4	$427.7	(3.1)%	$830.0	$863.3	(3.9)%
Net revenues by major payer source are as follows (in millions):

	Second Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$192.7	$167.8	$360.5	$186.1	$179.6	$365.7
Medicaid and Local Government	11.2	7.5	18.7	11.6	6.7	18.3
Commercial Insurance and Other:
Paid at episodic rates	14.0	—	14.0	21.3	—	21.3
Other	17.3	3.9	21.2	16.7	5.7	22.4
Total net revenues	$235.2	$179.2	$414.4	$235.7	$192.0	$427.7

	First Six Months
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$385.9	$335.0	$720.9	$376.8	$361.5	$738.3
Medicaid and Local Government	22.4	14.5	36.9	23.5	14.2	37.7
Commercial Insurance and Other:
Paid at episodic rates	28.2	—	28.2	41.3	—	41.3
Other	34.8	9.2	44.0	34.1	11.9	46.0
Total net revenues	$471.3	$358.7	$830.0	$475.7	$387.6	$863.3
For the second quarter of 2013 as compared to the second quarter of 2012, net revenues decreased by $13.3 million, or 3.1 percent, to $414.4 million from $427.7 million. For the first six months of 2013 as compared to the first six months of 2012, net revenues decreased by $33.3 million, or 3.9 percent, to $830.0 million from $863.3 million.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2013 net revenues were $235.2 million, down $0.5 million, or 0.2 percent, from $235.7 million in the prior year period. For the first six months of 2013, net revenues were $471.3 million, down $4.4 million, or 0.9 percent, from $475.7 million in the prior year period.

A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	Second Quarter			First Six Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Home Health
Medicare	$192.7	$186.1	3.5%	$385.9	$376.8	2.4%
Non-Medicare PPS	14.0	21.3	(34.4)%	28.2	41.3	(31.6)%
Total	$206.7	$207.4	(0.4)%	$414.1	$418.1	(1.0)%
The Company’s episodic revenues decreased 0.4 percent and 1.0 percent for the second quarter and first six months of 2013, respectively, as compared to the prior year periods. The decrease is primarily attributable to (i) the net decrease in Medicare reimbursement rates, effective January 1, 2013, (ii) the effect of the 2 percent Medicare rate reduction, known as sequestration, and (iii) the Company's decision to exit certain managed care contracts, partially offset by growth in the Company's Medicare business.
Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Episodes
Medicare	$66,100	$63,400	4.2%	$133,400	$128,900	3.5%
Non-Medicare PPS	4,900	8,000	(38.8)%	9,800	15,900	(38.4)%
Total episodes	$71,000	$71,400	(0.5)%	$143,200	$144,800	(1.1)%

Revenue per episode	$2,910	$2,905	0.2%	$2,890	$2,890	—
Episode volume for the second quarter of 2013 decreased 0.5 percent and for the first six months of 2013 decreased 1.1 percent as compared to the corresponding periods of 2012. Similarly, admissions decreased by 1.1 percent for the second quarter, from 48,800 in the second quarter of 2012 to 48,300 in the second quarter of 2013, and by 1.5 percent for the first six months of 2013, from 100,200 for the first six months of 2012 to 98,700 in the first six months of 2013. There were approximately 1.47 and 1.45 episodes, respectively, for each admission during the second quarter and first six months of 2013 compared to 1.46 and 1.44 episodes, respectively, for each admission during the second quarter and first six months of 2012.
Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues have remained consistent at 88 percent for all periods presented.
Revenues from Medicaid and Local Government payer sources were $11.2 million and $22.4 million in the second quarter and first six months of 2013, respectively, as compared to $11.6 million and $23.5 million in the second quarter and first six months of 2012, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $17.3 million in the second quarter of 2013 as compared to $16.7 million in the second quarter of 2012. For the first six months of 2013 as compared to the corresponding period of 2012, revenues from Commercial Insurance and Other payer sources were $34.8 million and $34.1 million, respectively.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter and first six months of 2013 net revenues were $179.2 million and $358.7 million, respectively, as compared to $192.0 million and $387.6 million in the corresponding periods of 2012. The decrease is primarily attributable to lower than expected average daily census and higher than expected discharge rates during the quarter as compared to the 2012 period, partially offset by an increase in the average length of stay for the first quarter of 2013.

Key Company statistics relating to Hospice were as follows:

	Second Quarter			First Six Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Average Daily Census	12,800	13,700	(6.6)%	12,800	13,700	(6.6)%
Revenue per Patient Day	$154	$154	—%	$155	$155	—%
For both the second quarter and first six months of 2013, Average Daily Census (“ADC”) approximated 12,800 patients as compared to 13,700 patients for both the second quarter and first six months of 2012. The average length of stay of patients at discharge was 97 days and 98 days for the second quarter and first six months of 2013, respectively. The average length of stay of patients at discharge was 86 days and 89 days for the second quarter and first six months of 2012, respectively.
Medicare revenues were $167.8 million and $335.0 million in the second quarter and first six months of 2013, respectively, as compared to $179.6 million and $361.5 million in the corresponding periods of 2012. Medicaid revenues were $7.5 million and $14.5 million for the second quarter and first six months of 2013, respectively, as compared to $6.7 million and $14.2 million for the corresponding periods of 2012. Commercial Insurance and Other revenues in the second quarter and first six months of 2013 were $3.9 million and $9.2 million, respectively, as compared to $5.7 million and $11.9 million in the corresponding periods of 2012.
Gross Profit
The following table reflects gross profit by business segment for 2013 and 2012 (in millions):

	Second Quarter			First Six Months
	2013	2012	Variance	2013	2012	Variance
Gross Profit:
Home Health	$115.6	$117.5	$(1.9)	$230.3	$234.7	$(4.4)
Hospice	79.9	87.5	(7.6)	159.2	173.0	(13.8)
Total	$195.5	$205.0	$(9.5)	$389.5	$407.7	$(18.2)
As a percent of revenue:
Home Health	49.1%	49.8%	(0.7)%	48.9%	49.3%	(0.4)%
Hospice	44.6%	45.6%	(1.0)%	44.4%	44.6%	(0.2)%
Total	47.2%	47.9%	(0.7)%	46.9%	47.2%	(0.3)%
Gross profit decreased by $9.5 million, or 4.6 percent, for the second quarter of 2013 as compared to the second quarter of 2012. For the first six months of 2013, gross profit decreased by $18.2 million, or 4.5 percent, as compared to the first six months of 2012.
For the second quarter and first six months of 2013, gross profit as a percentage of revenues within the Home Health segment declined by 0.7 percent and 0.4 percent, respectively, as compared to the corresponding periods of 2012. The decreases resulted from (i) the net decrease in Medicare reimbursement rates for 2012, partially offset by (ii) closed or divested branches with lower gross profit percentages, (iii) growth in the Company’s higher margin specialty programs, and (iv) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.
Hospice gross profit as a percentage of revenues decreased 1.0 percent and 0.2 percent for the second quarter and first six months of 2013, respectively, as compared to the second quarter and first six months of 2012.
Gross profit was impacted by depreciation expense of approximately $0.2 million in the second quarter of both 2013 and 2012 and $0.4 million in the first six months of both 2013 and 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 1.2 percent, or $2.0 million, to $161.9 million for the second quarter of 2013, as compared to $163.9 million for the second quarter of 2012, and decreased 4.7 percent, or $15.8 million, to

$321.8 million for the first six months of 2013, as compared to $337.6 million for the first six months of 2012. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.8 million and $0.9 million in the second quarter and first six months of 2013, respectively, and $5.4 million in the first six months of 2012 were excluded, the decrease in selling, general and administrative expenses would have been approximately 1.7 percent, or $2.7 million, for the second quarter of 2013, as compared to the second quarter of 2012, and 3.4 percent, or $11.3 million, for the first six months of 2013, as compared to the first six months of 2012.
The decrease in the second quarter of 2013, as compared to the second quarter of 2012, was primarily attributable to a decrease in (i) corporate administrative expenses ($5.8 million) and (ii) depreciation and amortization ($2.5 million). These costs were partially offset by an increase in (i) Home Health field operating, selling and administrative costs ($3.7 million), (ii) Hospice field operating, selling and administrative costs ($1.3 million), (iii) cost savings initiatives and other restructuring costs ($0.7 million), (iv) provision for doubtful accounts ($0.3 million) and (iii) equity-based compensation expense ($0.3 million).
The decrease in the first six months of 2013, as compared to the first six months of 2012, was primarily attributable to a decrease in (i) legal settlements ($4.9 million), (ii) depreciation and amortization ($5.1 million), (iii) provision for doubtful accounts ($0.9 million) and (iv) corporate administrative expenses ($9.4 million). These costs were partially offset by an increase in (i) Home Health field operating, selling and administrative costs ($2.6 million), (ii) Hospice field operating, selling and administrative costs ($1.0 million), (iii) cost savings initiatives and other restructuring costs ($0.4 million) and (iv) equity-based compensation expense ($0.5 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $4.5 million and $9.1 million in the second quarter and first six months of 2013, respectively, as compared to $7.0 million and $14.2 million for the corresponding periods of 2012.
Goodwill and Other Long-Lived Asset Impairment
During the first six months of 2013, the Company recorded non-cash charges of $224.3 million related to goodwill and other long lived assets.
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
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million. The non-cash impairment charge is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the six months ended June 30, 2013.
Interest Income and Interest Expense and Other
For the second quarter and first six months of 2013, net interest expense and other was approximately $22.1 million and $44.4 million, respectively, consisting primarily of interest expense and other of $22.8 million and $45.8 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $1.4 million, respectively, earned on investments and existing cash balances.
For the second quarter and first six months of 2012, net interest expense and other was approximately $22.7 million and $44.2 million, respectively, consisting primarily of interest expense and other of $23.4 million and $45.5 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $1.3 million, respectively, earned on investments and existing cash balances. For the first six months of 2012, net interest expense also included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the Company’s revolving credit facility.

Income Tax Expense (Benefit)
The Company recorded an income tax provision of $4.8 million and an income tax benefit of $0.6 million for the second quarter and first six months of 2013, respectively. The Company’s effective income tax rate for the first six months of 2013 was 0.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 0.3 percent for the first six months of 2013 is primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 34.5 percent) and other items (approximately 0.2 percent).
The Company recorded an income tax provision of $9.6 million and $12.2 million for the second quarter and first six months of 2012, respectively. The Company's effective income tax rate for the first six months of 2012 was 38.8 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 38.8 percent for the first six months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.1 percent) and other items (approximately 0.8 percent), partially offset by changes in tax reserves (approximately 2.1 percent).
Net Income (Loss) Attributable to Gentiva Shareholders
For the second quarter of 2013, net income attributable to Gentiva shareholders was $6.3 million, or $0.20 per diluted share, compared to $13.9 million, or $0.46 per diluted share, for the corresponding period of 2012. For the first six months of 2013, net loss attributable to Gentiva shareholders was $200.8 million, or $6.51 per diluted share, compared to a net income of $18.7 million, or $0.61 per diluted share, for the first six months of 2012.
The Company uses adjusted income attributable to Gentiva shareholders, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income attributable to Gentiva shareholders as income attributable to Gentiva shareholders, excluding (i) tax reserves relating to the OIG settlement, (ii) gain on sale of businesses, (iii) charges relating to cost savings and other restructuring, legal settlements, and acquisition and integration activities and (iv) goodwill and intangible asset impairment. The Company considers adjusted income attributable to Gentiva shareholders to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements, and tax reserves as noted in the tables below, adjusted income attributable to Gentiva shareholders was $6.8 million, or $0.22 per diluted share, for the second quarter of 2013 as compared to $10.7 million, or $0.35 per diluted share, for the corresponding period of 2012. Adjusted income attributable to Gentiva shareholders was $13.9 million, or $0.45 per diluted share, for the first six months of 2013 as compared to $18.1 million, or $0.59 per diluted share, for the corresponding period of 2012.
A reconciliation of adjusted income attributable to Gentiva shareholders to net income (loss), the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$6,799	$0.22		$10,695	$0.35
Gain on sale of businesses	—	—	—	5,447	3,248	0.11
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(744)	(452)	(0.02)	(25)	(34)	—
Income attributable to Gentiva shareholders		6,347	0.20		13,909	0.46
Add back: Net income attributable to noncontrolling interests		216	0.01		263	0.01
Net income		$6,563	$0.21		$14,172	$0.47

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$13,906	$0.45		$18,140	$0.59
Goodwill, intangibles and other long-lived asset impairment	(224,320)	(214,198)	(6.94)	—	—	—
Gain on sale of businesses	—	—	—	5,447	3,248	0.11
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(885)	(538)	(0.02)	(5,416)	(3,215)	(0.11)
Tax reserves on OIG legal settlement	—	—	—	576	576	0.02
(Loss) income attributable to Gentiva shareholders		(200,830)	(6.51)		18,749	0.61
Add back: Net income attributable to noncontrolling interests		337	0.01		476	0.02
Net (loss) income		$(200,493)	$(6.50)		$19,225	$0.63
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
During the first six months of 2013, net cash provided by operating activities was $10.2 million. In addition, the Company used $25.0 million for the repayment of debt, $7.5 million for capital expenditures and $1.5 million for payment of contingent consideration accrued at the time of acquisition. During the six months ended June 30, 2013, the Company had proceeds $1.9 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) and $0.5 million of proceeds from sale of businesses.
Net cash provided by operating activities decreased by $38.9 million from $49.1 million for the first six months of 2012 to $10.2 million for the first six months of 2013. The decrease was primarily due to changes in net cash provided by operations prior to changes in assets and liabilities ($14.2 million), accounts receivable ($30.2 million) and other ($4.4 million), partially offset by changes in prepaid expenses and other current assets ($9.3 million) and changes in current liabilities ($0.6 million).

Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Six Months Ended
	June 30, 2013	June 30, 2012	Variance
OPERATING ACTIVITIES:
Net income (loss)	$(200,493)	$19,225	$(219,718)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	9,511	14,722	(5,211)
Amortization and write-off of debt issuance costs	6,463	7,020	(557)
Provision for doubtful accounts	2,680	3,746	(1,066)
Equity-based compensation expense	3,969	3,442	527
Windfall tax benefits associated with equity-based compensation	(82)	—	(82)
Goodwill and other long-lived asset impairment	224,320	—	224,320
Gain on sale of businesses	—	(5,447)	5,447
Deferred income tax (benefit) expense	(7,983)	9,906	(17,889)
Total cash provided by operations prior to changes in assets and liabilities	$38,385	$52,614	$(14,229)
The $14.2 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2013 and 2012 periods is primarily related to net income (loss), after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of businesses, goodwill and other long-lived asset impairments and deferred income taxes.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Six Months Ended
	June 30, 2013	June 30, 2012	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(739)	$395	$(1,134)
Payroll and related taxes	(3,346)	(4,063)	717
Deferred revenue	619	4,402	(3,783)
Medicare liabilities	(11,087)	2,723	(13,810)
Obligations under insurance programs	1,010	(2,050)	3,060
Accrued nursing home costs	1,438	(1,517)	2,955
Other accrued expenses	(15,600)	(28,204)	12,604
Total changes in current liabilities	$(27,705)	$(28,314)	$609
The primary drivers for the $0.6 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a negative impact of $1.1 million between the 2013 and 2012 reporting periods, primarily related to timing of payments.

•	Payroll and related taxes, which had a positive impact of $0.7 million between the 2013 and 2012 reporting periods, primarily due to timing of the Company’s payroll processing.

•	Deferred revenue, which had a negative impact of $3.8 million between the 2013 and 2012 reporting periods.

•	Medicare liabilities, which had a negative impact of $13.8 million between the 2013 and 2012 reporting periods.

•
Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $3.1 million between the 2013 and 2012 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $2.9 million between the 2013 and 2012 reporting periods, due primarily to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $12.6 million between the 2013 and 2012 reporting periods, due primarily to the impact of the payment associated with the settlement of the Odyssey continuous care investigation in 2012 and lower payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities in the 2013 period, partially offset by increased incentive compensation payments in the 2013 period as compared to the 2012 period.

Working capital at June 30, 2013 was approximately $241 million, a decrease of $15 million as compared to approximately $226 million at December 31, 2012, primarily due to:

•	a $3 million decrease in prepaid expenses and other current assets;

•	a $22 million decrease in cash and cash equivalents;

•	a $2 million increase in accounts receivable;

•	a $3 million decrease in deferred tax assets; and

•
a $41 million decrease in current liabilities, consisting of decreases in current portion of long-term debt ($13 million), payroll and related taxes ($3 million), Medicare liabilities ($11 million), other accrued expenses ($16 million) and accounts payable ($1 million), partially offset by increases in obligations under insurance programs ($1 million), nursing home costs ($1 million) and deferred revenue ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of June 30, 2013, Days Sales Outstanding (“DSO”) was 52 days, an increase of 1 day from December 31, 2012 and flat from March 31, 2013.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 44 days at June 30, 2013 and 43 days at December 31, 2012.
Accounts receivable attributable to major payer sources of reimbursement at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$196,167	$173,668	$15,973	$4,648	$1,878
Medicaid and Local Government	31,712	27,165	3,975	442	130
Commercial Insurance and Other	31,703	23,720	5,925	1,584	474
Self - Pay	2,155	1,047	756	311	41
Gross Accounts Receivable	$261,737	$225,600	$26,629	$6,985	$2,523

	December 31, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$192,541	$172,954	$14,979	$3,212	$1,396
Medicaid and Local Government	31,259	26,771	3,039	1,418	31
Commercial Insurance and Other	34,377	27,550	4,293	2,132	402
Self - Pay	1,680	792	577	243	68
Gross Accounts Receivable	$259,857	$228,067	$22,888	$7,005	$1,897

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Second Quarter Ended
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	82%	94%	87%	79%	94%	86%
Medicaid and Local Government	5	4	5	5	3	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	3	9	—	5
Other	7	2	5	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%

	Six Months Ended
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	82%	93%	87%	79%	93%	86%
Medicaid and Local Government	5	4	5	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	3	9	—	5
Other	7	3	5	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%

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
In June 2013, CMS issued the proposed rule for the Home Health Prospective Payment System rates which included (i) a market basket increase of 2.4 percent, (ii) rebasing of Medicare reimbursement rates, proposing annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3517 in 2012. CMS has proposed that the case mix weight rebasing be offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,860 from the 2013 rate of $2,138. The rule also proposes changes in low utilization payment amounts ("LUPAs") and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.5 percent reduction in reimbursement for 2014.
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

A summary of the components of the annual Medicare home health reimbursement base episodic rate adjustments, without giving effect to any impact of sequestration, follows:

Calendar Year	Net Market Basket Update	Re-basing Adjustment	Case Mix Creep Adjustment	Outlier Payment Adjustment	Rural Add-on / Other	Net Reimbursement Change	Base Episodic Rate
2013	1.30%	—	(1.32)%	—	—	(0.02)%	$2,138
2012	1.40%	—	(3.79)%	—	—	(2.39)%	$2,139
2011	1.10%	—	(3.79)%	(2.50)%	0.30%	(4.89)%	$2,192
2010	2.00%	—	(2.75)%	2.50%	0.50%	2.25%	$2,313

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
Credit Arrangements
At June 30, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

As of June 30, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $49.1 million and $45.4 million at June 30, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $60.9 million.
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
As of June 30, 2013, the mandatory aggregate principal payments of long-term debt were $12.5 million due during the twelve months ending June 30, 2014, $25.0 million due during the twelve months ending June 30, 2015, $81.3 million due during the twelve months ending June 30, 2016 and $466.4 million due September 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at June 30, 2013 and 8.2 percent per annum at December 31, 2012.
The Term Loan A facility is subject to mandatory principal payments of $25.0 million per year, payable in equal quarterly installments, with the remaining balance of the original $200.0 million loan payable on August 17, 2015. On February 28, 2013, the Company made a prepayment on its Term Loan A facility of $25.0 million. As a result of this prepayment, there are no required payments on the Company's Term Loan A facility until the first quarter of 2014, at which time $6.3 million will be payable and for each quarter thereafter. The Company has performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and has met the requirement following the prepayment of $25.0 million noted above.
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
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit agreement also contains certain customary affirmative covenants and events of default. As of June 30, 2013, the Company was in compliance with all covenants in the Credit Agreement.
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
As of June 30, 2013, the Company’s consolidated leverage ratio was 5.1x and the Company’s cash interest coverage ratio was 2.3x.
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
Capital Expenditures
The Company’s capital expenditures for the six months ended June 30, 2013 were $7.5 million as compared to $6.9 million for the six months ended June 30, 2012. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $5 million and $7 million for the remainder of 2013. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $185.1 million as of June 30, 2013, including operating funds of approximately $5.7 million exclusively relating to a non-profit hospice operation managed in Florida.
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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of June 30, 2013, the Company had outstanding borrowings of $910.2 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at June 30, 2013 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$585,182	$12,500	$106,250	$466,432	$—
Notes repayment	325,000	—	—	—	325,000
Interest payments (1)	316,361	75,750	143,131	78,792	18,688
Operating lease obligations	109,636	38,298	47,810	18,404	5,124
Total	$1,336,179	$126,548	$297,191	$563,628	$348,812

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At June 30, 2013, the cash interest rate on the Company’s term loan borrowings approximated 8.3 percent per annum.

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
The Company had total letters of credit outstanding of approximately $49.1 million at June 30, 2013 and $45.4 million at December 31, 2012. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at both June 30, 2013 and December 31, 2012.
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
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of June 30, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $585.2 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $5.9 million per year, assuming a similar capital structure.

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
Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Terminated Proceeding
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva's current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva's board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva's current and former directors and officers as defendants, alleged, among other things, that Gentiva's board of directors had actual or constructive knowledge that the Company's public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the Medicare Home Health Prospective Payment System, which caused an artificial inflation in the price of Gentiva's common stock. The complaint further alleged that the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action, and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice. On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted.

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

10.1	Amendment No. 1 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 28, 2013.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 2, 2013	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: August 2, 2013	/s/ Eric R. Slusser
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

10.1	Amendment No. 1 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011). (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 28, 2013.

*	Filed herewith
**	Furnished herewith