Form 10-Q
period 2013-09-30
GENTIVA HEALTH SERVICES INC
filed 2013-11-08
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares outstanding of the registrant’s Common Stock, as of November 6, 2013, was 36,265,655.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$183,294	$207,052
Accounts receivable, less allowance for doubtful accounts of $9,006 and $8,777 at September 30, 2013 and December 31, 2012, respectively	242,458	251,080
Deferred tax assets, net	8,476	12,263
Prepaid expenses and other current assets	44,827	45,632
Total current assets	479,055	516,027
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	41,425	41,414
Intangible assets, net	193,235	193,613
Goodwill	438,436	656,364
Other assets	71,446	75,045
Total assets	$1,252,068	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,750	$25,000
Accounts payable	11,974	13,445
Payroll and related taxes	33,244	45,357
Deferred revenue	39,026	37,444
Medicare liabilities	14,966	27,122
Obligations under insurance programs	62,091	56,536
Accrued nursing home costs	20,858	18,428
Other accrued expenses	39,263	66,567
Total current liabilities	240,172	289,899
Long-term debt	891,432	910,182
Deferred tax liabilities, net	31,734	42,165
Other liabilities	41,851	33,988
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 32,675,892 and 32,009,286 shares at September 30, 2013 and December 31, 2012, respectively	3,268	3,201
Additional paid-in capital	407,194	399,148
Treasury stock, 1,286,680 and 1,260,879 shares at September 30, 2013 and December 31, 2012, respectively	(18,138)	(17,852)
Accumulated deficit	(348,445)	(151,335)
Total Gentiva shareholders’ equity	43,879	233,162
Noncontrolling interests	3,000	1,538
Total equity	46,879	234,700
Total liabilities and equity	$1,252,068	$1,510,934
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$410,492	$424,444	$1,240,507	$1,287,787
Cost of services sold	220,478	223,889	660,998	679,487
Gross profit	190,014	200,555	579,509	608,300
Selling, general and administrative expenses	(160,820)	(161,207)	(482,634)	(498,842)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	(224,320)	(19,132)
Gain on sale of businesses	—	—	—	5,447
Interest income	639	653	2,066	2,011
Interest expense and other	(22,981)	(23,547)	(68,849)	(69,062)
Income (loss) before income taxes and equity in net earnings of CareCentrix	6,852	(2,678)	(194,228)	28,722
Income tax (expense) benefit	(3,044)	1,297	(2,457)	(10,878)
Equity in net earnings of CareCentrix	—	1,006	—	1,006
Net income (loss)	3,808	(375)	(196,685)	18,850
Less: Net income attributable to noncontrolling interests	(88)	(148)	(425)	(624)
Net income (loss) attributable to Gentiva shareholders	$3,720	$(523)	$(197,110)	$18,226
Total comprehensive income (loss)	$3,808	$(375)	$(196,685)	$18,850

Earnings per share
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.12	$(0.02)	$(6.38)	$0.60
Diluted	$0.12	$(0.02)	$(6.38)	$0.60
Weighted average shares outstanding:
Basic	31,037	30,423	30,921	30,496
Diluted	31,532	30,423	30,921	30,612
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:
Net (loss) income	$(196,685)	$18,850
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,932	21,375
Amortization and write-off of debt issuance costs	9,687	10,391
Provision for doubtful accounts	3,766	4,183
Equity-based compensation expense	5,984	5,722
Windfall tax benefits associated with equity-based compensation	(92)	—
Goodwill, intangibles and other long-lived asset impairment	224,320	19,132
Gain on sale of businesses	—	(5,447)
Equity in net earnings of CareCentrix	—	(1,006)
Deferred income tax (benefit) expense	(7,066)	27,700
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	5,126	31,751
Prepaid expenses and other current assets	62	(24,591)
Accounts payable	(1,471)	2,509
Payroll and related taxes	(12,171)	(12,180)
Deferred revenue	1,582	5,002
Medicare liabilities	(12,156)	4,999
Obligations under insurance programs	5,555	(875)
Accrued nursing home costs	2,430	(3,657)
Other accrued expenses	(26,793)	(35,887)
Other, net	2,559	6,670
Net cash provided by operating activities	18,569	74,641
INVESTING ACTIVITIES:
Purchase of fixed assets	(14,214)	(9,235)
Proceeds from sale of businesses, net of cash transferred	508	5,720
Acquisition of businesses, net of cash acquired	(4,638)	(22,520)
Net cash used in investing activities	(18,344)	(26,035)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,459	2,421
Windfall tax benefits associated with equity-based compensation	92	—
Payment of contingent consideration accrued at acquisition date	(1,675)	—
Repayment of long-term debt	(25,000)	(50,000)
Repurchase of common stock	—	(4,974)
Debt issuance costs	(449)	(4,125)
Minority interest capital contribution	1,600	—
Distribution to minority interests	(563)	(685)
Other	(447)	(106)
Net cash used in financing activities	(23,983)	(57,469)
Net change in cash and cash equivalents	(23,758)	(8,863)
Cash and cash equivalents at beginning of period	207,052	164,912
Cash and cash equivalents at end of period	$183,294	$156,049
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$68,374	$67,735
Income taxes paid	$924	$4,260
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
On October 18, 2013, the Company completed the acquisition of Harden Healthcare Holdings, Inc. ("Harden") and its home health, hospice and community care businesses, pursuant to an Agreement and Plan of Merger dated as of September 18, 2013, for an aggregate purchase price of approximately $408.8 million, consisting of approximately $355.0 million in cash and $53.8 million in shares of Gentiva's common stock. In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six year $670 million Term Loan B facility, (ii) a five year $155 million Term Loan C facility and (iii) a five year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement, which is described in Note 11, was terminated upon consummation of the Harden transaction. During the third quarter of 2013, the Company incurred approximately $1.5 million of costs associated with the Harden transaction as more fully described in Note 8. See Note 18 for further information.
During the first nine months of 2013, the Company completed three acquisitions for total consideration of $6.1 million. These transactions were done primarily to extend the Company's geographic coverage areas for home health and hospice services.
A summary of the transactions for 2013 and 2012 and the consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Appalachian Regional Health Systems	North Carolina	September 30, 2013	$2.7
Wake Forest Baptist Health Care at Home, LLC	North Carolina	August 23, 2013	2.4
Hope Hospice, Inc.	Indiana	April 30, 2013	1.0
Family Home Care Corporation	Washington and Idaho	August 31, 2012	12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.7
Advocate Hospice	Indiana	July 22, 2012	5.5
In addition, during the first nine months of 2012, the Company sold various home health and hospice operations based in Louisiana and sold off its consulting business. A summary of the Company's operations which were sold during the first nine months of 2012 is as follows (in millions):

Dispositions:	Date	Consideration
Gentiva Consulting	May 31, 2012	$0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
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
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice programs, are reported below net income (loss)

under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.

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
The Company had operating funds of approximately $6.1 million and $5.4 million at September 30, 2013 and December 31, 2012, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
At September 30, 2013 and December 31, 2012, the Company had assets of $33.1 million and $27.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified deferred compensation plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of September 30, 2013 and December 31, 2012, the Company had unamortized debt issuance costs of $35.2 million and $44.2 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
During the third quarter and first nine months of 2013, the Company capitalized approximately $0.5 million of debt issuance costs associated with the Company's new credit agreement, effective October 18, 2013.
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
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. At both September 30, 2013 and December 31, 2012, fixed assets, net were $41.4 million.
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. These charges are recorded in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statements of comprehensive income for the nine months ended September 30, 2013. See Note 9 for additional information.
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software, of approximately $1.6 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated financial statements for the nine months ended September 30, 2013.
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
Obligations Under Self Insurance Programs
As of September 30, 2013 and December 31, 2012, the Company’s obligations under insurance programs were $62.1 million and $56.5 million, respectively. Workers’ compensation and professional and general liability expenses were $6.6 million and $19.2 million for the third quarter and first nine months of 2013, respectively, as compared to $5.8 million and $13.4 million for the corresponding periods of 2012. Employee health and welfare expenses were $21.0 million and $64.0 million for the third quarter and first nine months of 2013, respectively, as compared to $20.1 million and $66.3 million for the corresponding periods of 2012.
Nursing Home Costs
For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income. Net nursing home costs for the third quarter and first nine months of 2013 were $1.7 million and $7.2 million, respectively, as compared to $2.4 million and $6.7 million for the corresponding periods of 2012.

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
Acquisitions
Appalachian Regional Health Systems
Effective September 30, 2013, the Company completed its acquisition of the assets and business of Appalachian Regional Health Systems, a provider of home health services with offices in Boone and Newland, North Carolina. Total consideration of $2.7 million, subject to post-closing adjustments, consisted of $2.1 million from the Company's existing cash reserves and $0.6 million held in escrow for certain post closing matters. The purchase price was allocated to goodwill ($2.6 million) and identifiable intangible assets ($0.1 million).
Wake Forest Baptist Health Care at Home, LLC
Effective August 23, 2013, the Company acquired 60 percent interest in the membership units of Wake Forest Baptist Health Care at Home, LLC for approximately $2.4 million, consisting of $2.2 million in cash and $0.2 million of other assets, and entered into an operating agreement with Wake Forest University Baptist Medical Center to provide home health services in the Winston-Salem, North Carolina geographical area.
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
Additional consideration of up to $2.0 million was payable under the option agreement if certain earnout conditions were met, which the Company estimated fair value at acquisition date of $1.9 million, on a discounted cash flow basis. At December 31, 2012, the Company estimated the fair value of the contingent consideration at $1.1 million based upon certain average daily census growth targets and recorded a $0.8 million adjustment to the contingent consideration. During the second quarter of 2013, the average daily census growth target was met and the Company paid $1.5 million from the escrow to the sellers and retained $0.5 million in escrow for remaining indemnification provisions under the agreement. As such, the Company recorded a $0.9 million charge to adjust the contingent consideration to fair value, which is reflected in selling, general and administrative expense in the Company's consolidated statements of comprehensive income for the nine months ended September 30, 2013. During the third quarter of 2013, in accordance with the escrow agreement, an additional $0.2 million was paid to the sellers from the escrow fund.
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
North Mississippi Hospice
Effective August 31, 2012, the Company completed its acquisition of the assets and business of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi. Total consideration of $4.7 million, excluding transaction costs and a post-closing adjustment of $0.2 million was paid from the Company's existing cash reserves. The purchase price was allocated to goodwill ($3.3 million) and identifiable intangible assets ($1.4 million).

Dispositions
Gentiva Consulting, Louisiana Home Health and Hospice Dispositions
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first nine months of 2012 and established a receivable of approximately $0.5 million, which the Company received during the second quarter of 2013.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$51,477	$—	$—	$51,477	$54,085	$—	$—	$54,085
Rabbi Trust:
Mutual funds	27,911	—	—	27,911	22,041	—	—	22,041
Money market funds	5,207	—	—	5,207	5,698	—	—	5,698
Total assets	$84,595	$—	$—	$84,595	$81,824	$—	$—	$81,824
Liabilities:
Payables to plan participants	$33,118	$—	$—	$33,118	$27,739	$—	$—	$27,739
Acquisition contingent liability	—	—	—	—	—	—	1,100	1,100
Total liabilities	$33,118	$—	$—	$33,118	$27,739	$—	$1,100	$28,839
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified deferred compensation plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012.
Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,483	$25,000	$25,220
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$910,182	$922,289	$935,182	$912,818
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

Note 6.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes and were as follows (in millions):

	Third Quarter			First Nine Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Medicare:
Home Health	$191.8	$185.0	3.7%	$577.7	$561.7	2.8%
Hospice	163.8	177.4	(7.7)%	498.8	539.0	(7.5)%
Total Medicare	355.6	362.4	(1.9)%	1,076.5	1,100.7	(2.2)%
Medicaid and Local Government	17.4	19.1	(9.0)%	54.4	56.9	(4.4)%
Commercial Insurance and Other:
Paid at episodic rates	15.1	21.4	(29.6)%	43.3	62.8	(30.9)%
Other	22.4	21.5	4.5%	66.3	67.4	(1.6)%
Total Commercial Insurance and Other	37.5	42.9	(12.5)%	109.7	130.2	(15.8)%
Total net revenues	$410.5	$424.4	(3.3)%	$1,240.5	$1,287.8	(3.7)%
Hospice Medicare Cap
For the third quarter and first nine months of 2013, the Company recorded net hospice Medicare cap credits of $2.9 million and $4.5 million, respectively, as compared to Medicare cap expense of $3.0 million and $6.2 million for the third quarter and first nine months of 2012, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2013, which began November 1, 2012, the Company has recorded $1.4 million in Medicare cap expense and has five hospice providers currently estimated to be in excess of Medicare cap limits.

The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of September 30, 2013 and December 31, 2012, the Company had Medicare cap liabilities of $5.9 million and $15.9 million, respectively, which was reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Odyssey HealthCare, Inc. ("Odyssey"), prior to its acquisition by Gentiva, filed appeals with Centers for Medicare & Medicaid Services ("CMS") to change the methodology previously used to calculate the Medicare payment cap in order to utilize the proportional method of determining the payment cap, as described above. In connection with those appeals, the Company has received final settlement letters for many of its providers and recorded approximately $3.4 million and $5.9 million as net revenue for the third quarter and first nine months of 2013, respectively, in the Company's consolidated statements of comprehensive income.
Corporate Integrity Agreement
Under Odyssey's five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, Odyssey must engage a third party to perform verification and unallowable cost reviews. In addition, Odyssey's eligibility review team must review the eligibility of Odyssey's Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey's compliance activities. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties. In connection with these eligibility reviews, for the third quarter and first nine months of 2013, the Company recorded a negative adjustment of approximately $3.5 million and $5.0 million, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income.
PRRB Appeal
During the third quarter of 2013, the Company finalized its year 2000 cost reports, which are now being settled by CMS. In connection with the settlements, the Company has recorded a positive adjustment of approximately $4.0 million to net revenues for the third quarter and first nine months of 2013, in the Company's consolidated statements of comprehensive income. See Note 14 for additional information.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 30, 2013	December 31, 2012
Medicare	$188,556	$192,541
Medicaid and Local Government	29,946	31,259
Commercial Insurance and Other	32,962	36,057
Gross accounts receivable	251,464	259,857
Less: Allowance for doubtful accounts	(9,006)	(8,777)
Net accounts receivable	$242,458	$251,080
As of September 30, 2013 and December 31, 2012, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $1.9 million and $1.7 million, respectively.

Note 7.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.9 million for the third quarter and first nine months of both 2013 and 2012, respectively.

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
On September 17, 2012, the Company received a formal notice of claims for indemnification from CareCentrix. In the notice, CareCentrix asserted that the total claimed amounts exceed the total amount in escrow and demanded that the entire principal amount of the seller financing note receivable be reduced to zero. In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter of 2012, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million. The Company also established an investment in CareCentrix of $0.9 million for shares that it may receive as part of any settlement.
The Company recognized $1.0 million of equity in the net earnings of CareCentrix for both the third quarter and first nine months of 2012.
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note receivable from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of September 30, 2013 and December 31, 2012, the Company had no allowances for credit losses.

Note 8.	Cost Savings Initiatives and Other Restructuring Costs, Acquisition and Integration Activities and Legal Settlements
The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $1.7 million and $2.6 million for the third quarter and first nine months of 2013, respectively, and $0.1 million and $5.5 million for the third quarter and first nine months of 2012, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives and Other Restructuring Costs
During the third quarter and first nine months of 2012, the Company continued a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company closed or divested 46 home health branches in the first quarter of 2012 and completed significant reductions in staffing levels in regional, area and corporate support functions. In connection with these activities, the Company recorded charges of $0.1 million and $0.3 million in the third quarter and first nine months of 2013, respectively, as compared to $0.1 million and $1.5 million in the third quarter and first nine months of 2012, respectively, related to severance costs, facility lease and other costs.
Acquisition and Integration Activities
The Company recorded charges of $1.6 million and $2.3 million in the third quarter and first nine months of 2013, respectively, primarily related to the Company's acquisition of Harden Healthcare Holdings, Inc. These costs consisted of legal, accounting and other professional fees and expenses. During the first nine months of 2012, the Company recorded positive adjustments of $1.0 million related to acquisition and integration activities, primarily associated with favorable lease settlements associated with the acquisition of Odyssey HealthCare, Inc.
Legal Settlements
During the first nine months of 2012, the Company recorded legal settlements of $5.0 million related to certain wage and hour litigation and paid approximately $26.0 million in settlement with the United States regarding Odyssey’s provision of continuous care services prior to the Company’s acquisition of Odyssey in August 2010.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings and Other Restructuring	Acquisition & Integration	Legal Settlements	Total
Balance at December 31, 2011	$8,671	$3,708	$26,000	$38,379
Charge in first quarter 2012	842	(409)	4,958	5,391
Cash expenditures	(3,527)	(755)	(25,958)	(30,240)
Non-cash expenditures	19	(216)	—	(197)
Ending balance at March 31, 2012	6,005	2,328	5,000	13,333
Charge in second quarter 2012	542	(517)	—	25
Cash expenditures	(2,462)	(421)	(5,000)	(7,883)
Non-cash expenditures	(114)	—	—	(114)
Ending balance at June 30, 2012	3,971	1,390	—	5,361
Charge in third quarter 2012	98	(45)	—	53
Cash expenditures	(1,466)	(143)	—	(1,609)
Non-cash expenditures	(4)	—	—	(4)
Ending balance at September 30, 2012	$2,599	$1,202	$—	$3,801

Balance at December 31, 2012	$1,685	$1,011	$—	$2,696
Charge in first quarter 2013	47	94	—	141
Cash expenditures	(1,104)	(322)	—	(1,426)
Ending balance at March 31, 2013	628	783	—	1,411
Charge in second quarter 2013	138	606	—	744
Cash expenditures	(685)	(234)	—	(919)
Ending balance at June 30, 2013	81	1,155	—	1,236
Charge in third quarter 2013	77	1,622	—	1,699
Cash expenditures	(240)	(283)	—	(523)
Non-cash reclassification	476	(476)	—	—
Ending balance at September 30, 2013	$394	$2,018	$—	$2,412
The balance of unpaid charges relating to cost savings initiatives and other restructuring costs and acquisition and integration activities approximated $2.4 million at September 30, 2013 and $2.7 million at December 31, 2012, which were included in other accrued expenses in the Company’s consolidated balance sheets.

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
To determine the fair value of the Company's reporting units, the Company uses a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the reporting units. The Company is monitoring its Hospice operations for potential impairment due to actual patient census that is not in line with previous projections. In June 2013, CMS released its preliminary rule regarding rebasing of Medicare reimbursement rates, proposing annual reductions of 3.50 percent for each of the next four years beginning January 2014. CMS is expected to release the final rule during the fourth quarter of 2013. The Company is working towards obtaining some relief in the final rule as well as re-defining its operating model to achieve cost efficiencies and grow its business to help offset the impact of the rate reductions. Depending on future patient census and the success of the rate initiatives, the Company may need to perform an impairment assessment of its identifiable intangible assets and goodwill which could result in additional impairment charges.
If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company's operations include two reporting units: Home Health and Hospice. At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the nine months ended September 30, 2013.
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
The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013			December 31, 2012			Useful Life
	Home Health	Hospice	Total	Home Health	Hospice	Total
Amortized intangible assets:
Covenants not to compete	$1,667	$15,685	$17,352	$1,667	$15,685	$17,352	2-5 Years
Less: accumulated amortization	(1,496)	(15,678)	(17,174)	(1,449)	(14,113)	(15,562)
Net covenants not to compete	171	7	178	218	1,572	1,790

Customer relationships	27,196	910	28,106	27,196	910	28,106	5-10 Years
Less: accumulated amortization	(19,411)	(458)	(19,869)	(17,651)	(390)	(18,041)
accumulated impairment losses	(27)	—	(27)	(27)	—	(27)
Net customer relationships	7,758	452	8,210	9,518	520	10,038
Amortized intangible assets	7,929	459	8,388	9,736	2,092	11,828
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	227,799	102,239	330,038	225,227	101,749	326,976
Less: accumulated impairment losses	(144,672)	(519)	(145,191)	(144,672)	(519)	(145,191)
Net Medicare licenses and certificates of need	83,127	101,720	184,847	80,555	101,230	181,785
Total identifiable intangible assets	$91,056	$102,179	$193,235	$90,291	$103,322	$193,613

During the first nine months of 2012, the Company recorded a charge of approximately $0.5 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana, which is recorded in gain on sale of businesses in the Company’s consolidated statements of comprehensive income for the nine months ended September 30, 2012.
The Company recorded amortization expense of approximately $0.9 million and $3.4 million for the third quarter and first nine months of 2013, respectively, and $2.6 million and $8.7 million for the third quarter and first nine months of 2012, respectively. The estimated amortization expense for the remainder of 2013 is $0.6 million and for each of the next five succeeding years approximates $2.4 million for 2014, $2.3 million for 2015, $1.4 million for 2016, $1.2 million for 2017, and $0.4 million for 2018.
The gross carrying amount of goodwill as of September 30, 2013 and December 31, 2012 and activity during the first nine months of 2013 were as follows (in thousands):

	Goodwill, Gross			Accumulated Impairment Losses
	Home Health	Hospice	Total	Home Health	Hospice	Total
Balance at December 31, 2011:	$267,058	$831,648	$1,098,706	$(263,370)	$(193,667)	$(457,037)
Goodwill acquired during 2012	5,331	9,364	14,695	—	—	—
Balance at December 31, 2012:	272,389	841,012	1,113,401	(263,370)	(193,667)	(457,037)
Goodwill acquired during 2013	2,690	182	2,872	—	—	—
Impairment losses during 2013	—	—	—	—	(220,800)	(220,800)
Balance at September 30, 2013:	$275,079	$841,194	$1,116,273	$(263,370)	$(414,467)	$(677,837)

The Company expects that substantially all of the goodwill acquired, as presented in the table above, will be deductible for tax purposes.

Note 10.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) attributable to Gentiva shareholders	$3,720	$(523)	$(197,110)	$18,226

Basic weighted average common shares outstanding	31,037	30,423	30,921	30,496
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	495	—	—	116
Diluted weighted average common shares outstanding	31,532	30,423	30,921	30,612

Earnings per share:
Basic	$0.12	$(0.02)	$(6.38)	$0.60
Diluted	$0.12	$(0.02)	$(6.38)	$0.60

Anti-dilutive shares by type:
Stock options	3,054	2,715	2,947	2,879
Performance share units	—	88	80	90
Restricted stock	—	328	232	338
Total anti-dilutive shares	3,054	3,131	3,259	3,307
For the third quarter and first nine months of 2013, approximately 3.1 million and 3.3 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For the third quarter and first nine months of 2012, approximately 3.1 million and 3.3 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 11.	Long-Term Debt
Credit Arrangements
At October 18, 2013, the Company entered into a new senior secured credit agreement providing (i) a $670 million Term Loan B facility, (ii) a $155 million Term Loan C facility and (iii) a $100 million revolving credit facility to replace the Company's existing credit facilities. See Note 18 for additional information.
At September 30, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
As of September 30, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Credit Agreement:
Term Loan A, maturing August 17, 2015	$118,750	$143,750
Term Loan B, maturing August 17, 2016	466,432	466,432
11.5% Senior Notes due 2018	325,000	325,000
Total debt	910,182	935,182
Less: current portion of long-term debt	(18,750)	(25,000)
Total long-term debt	$891,432	$910,182
As of September 30, 2013, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $49.1 million and $45.4 million at September 30, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $60.9 million.
The interest rate per annum on borrowings under the Credit Agreement was based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represented the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate plus 1.00 percent. In determining the interest rates on the Term Loan A and Term Loan B facilities, in no event would the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Applicable Rate component of the interest rate under the Company's Credit Agreement was based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
	Revolving Credit Facility and Letter of Credit Fees		Term Loan A		Term Loan B
Consolidated Leverage Ratio	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
≥ 3.0:1	5.00%	4.00%	5.00%	4.00%	5.25%	4.25%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%	4.75%	3.75%	5.25%	4.25%
< 2.0:1	4.00%	3.00%	4.50%	3.50%	5.25%	4.25%
The Company could select interest periods of one, two, three or six months for Eurodollar Rate loans, with interest being payable at the end of the selected interest period. From March 10, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Subsequent to March 5, 2012, the interest rate on Term Loan A borrowings was 6.25 percent and on Term Loan B borrowings was 6.50 percent. The Company also paid a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.
The Company could voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions were required with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
As of September 30, 2013, the mandatory aggregate principal payments of long-term debt were $18.8 million due during the twelve months ending September 30, 2014, $100.0 million due during the twelve months ending September 30, 2015 and $466.4 million due during the twelve months ending September 30, 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at September 30, 2013 and 8.2 percent per annum at December 31, 2012.
The Term Loan A facility was subject to mandatory principal payments of $25 million per year, payable in equal quarterly installments, with the remaining balance of the original $200 million loan payable on August 17, 2015. On February 28, 2013, the Company made a prepayment on its Term Loan A facility of $25.0 million. As a result of this prepayment, there were no required payments on the Company's Term Loan A facility until the first quarter of 2014, at which time $6.3 million would have been payable and for each quarter thereafter. The Company performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and met the requirement following the prepayment of $25 million noted above.
The Term Loan B facility was subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. As a result of prepayments the Company made, there were no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million would have been required.
On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement. In connection with the amendment, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs were capitalized and are being amortized over the remaining life of the debt using an effective interest rate.
Debt Covenants
The Credit Agreement contained a number of covenants that, among other things, restricted, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit Agreement also contained certain customary affirmative covenants and events of default. As of September 30, 2013, the Company was in compliance with all covenants in the Credit Agreement.
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
As of September 30, 2013, the Company’s consolidated leverage ratio was 5.5x and the Company’s cash interest coverage ratio was 2.2x.
Guaranty Agreement and Security Agreement
Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries agreed, jointly and severally, fully and unconditionally to guarantee all of the Company’s obligations under the Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders. See Note 17 for more information.
Senior Notes
The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that were guarantors under the Credit Agreement and will be secured by all of Gentiva's subsidiaries that are guarantors under the new credit agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.
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
On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 12.	Equity
Changes in equity for the nine months ended September 30, 2013 and 2012 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2011	31,435,264	$3,144	$387,803	$(178,131)	$(12,878)	$2,593	$202,531
Comprehensive income:
Net income	—	—	—	18,226	—	624	18,850
Total comprehensive income	—	—	—	18,226	—	624	18,850
Equity-based compensation expense	—	—	5,722	—	—	—	5,722
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	391,177	39	2,381	—	—	—	2,420
Acquisition of non-controlling interest	—	—	—	—	—	(1,113)	(1,113)
Distribution to partnership interests	—	—	—	—	—	(685)	(685)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	(4,974)	—	(4,974)
Balance at September 30, 2012	31,826,441	$3,183	$395,906	$(159,905)	$(17,852)	$1,419	$222,751

Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$(17,852)	$1,538	$234,700
Comprehensive income:
Net (loss) income	—	—	—	(197,110)	—	425	(196,685)
Total comprehensive (loss) income	—	—	—	(197,110)	—	425	(196,685)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(330)	—	—	—	(330)
Equity-based compensation expense	—	—	5,984	—	—	—	5,984
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	640,805	64	2,392	—	—	—	2,456
Minority interest capital contribution	—	—	—	—	—	1,600	1,600
Distribution to partnership interests	—	—	—	—	—	(563)	(563)
Treasury shares:
Stock repurchase (25,801 shares) for payroll tax withholdings related to equity-based compensation	25,801	3	—	—	(286)	—	(283)
Balance at September 30, 2013	32,675,892	$3,268	$407,194	$(348,445)	$(18,138)	$3,000	$46,879
Comprehensive income amounted to $3.8 million and comprehensive loss amounted to $196.7 million for the third quarter and first nine months of 2013, respectively, as compared to comprehensive loss of $0.4 million and comprehensive income of $18.9 million for the third quarter and first nine months of 2012, respectively.
On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the nine months ended September 30, 2012, the Company repurchased 605,077 shares of its common stock at an average cost of $8.22 per share and a total cost of approximately $5.0 million. As of September 30, 2013, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
The Company’s Credit Agreement provided for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio was less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Note 13.	Equity-Based Compensation Plans
The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated as of March 16,

2011), as amended by Amendments No. 1 and No. 2 thereto (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.
For the third quarter and first nine months of 2013, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.0 million and $6.0 million, respectively, as compared to $2.3 million and $5.7 million for the corresponding periods of 2012, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first nine months of 2013 and 2012 calculated using the Black-Scholes option pricing model and other assumptions were as follows:

Nine Months Ended
	September 30, 2013	September 30, 2012
Weighted average fair value of options granted	$10.74	$8.46
Risk-free interest rate	0.29% - 0.54%	0.77% - 0.95%
Expected volatility	76% - 79%	64% - 65%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 5.4 years
Expected dividend yield	—%	—%
During the first nine months of 2013, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 20-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.22 to $5.87 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 67 percent, risk-free interest rate of 0.60 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
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
A summary of Gentiva stock option activity as of September 30, 2013 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	3,752,418	$15.99
Granted	642,700	10.74
Exercised	(72,454)	5.36
Cancelled	(105,909)	20.17
Balance as of September 30, 2013	4,216,755	$15.27	4.5	$8,255,665
Exercisable options	2,586,969	$19.16	3.9	$2,044,688
The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $0.4 million. There were no options exercised during the nine months ended September 30, 2012. As of September 30, 2013 and 2012, the Company had $4.3 million and $3.2 million, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years for both periods. The total fair value of options that vested during the first nine months of 2013 was $2.8 million.
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
A summary of Gentiva's performance based share award activity by grant year as of September 30, 2013 is presented below:

	2010	2011	Number of Performance Share Units	Weighted- Average Exercise Price
Service period to vest:	3 years	3 years
Performance range of target:	0% - 150%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/3 based on 2010 results	90% based on 2011 results
	1/3 based on 2011 results	10% based on 2013 results
	1/3 based on 2012 results
Performance target achieved:	2010 - 150%	2011 - 200%
	2011 - 150%	2013 - 0%
	2012 - 0%
Performance share units:
Balance as of December 31, 2012	33,700	166,750	200,450	$26.31
Forfeited	—	(1,800)	(1,800)	26.67
Change in performance achievement expectations	—	(6,650)	(6,650)	26.58
Issued	(33,700)	—	(33,700)	25.61
Balance as of September 30, 2013	—	158,300	158,300	$26.58
As of September 30, 2013 and 2012, the Company had $0.4 million and $2.0 million, respectively, of total unrecognized compensation cost related to performance based share awards, which is expected to be recognized over a weighted-average period of 0.3 years and 1.2 years, respectively.

A summary of Gentiva's performance based cash award activity by grant year as of September 30, 2013 is presented below:

	2012	2013
Service period to vest:	3 years	3 years
Performance range of target:	0% - 200%	0% - 240%
Performance measured on:	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	60% based on 2013 results
	1/2 based on 2014 results	40% based on 2015 results
Performance target achieved:	2012 - 85%
Performance cash:
Balance as of December 31, 2012	$1,293,687	$—
Earned	910,680	754,374
Issued	—	—
Balance as of September 30, 2013	$2,204,367	$754,374
For the third quarter and first nine months of 2013, the Company recorded $0.8 million and $1.7 million, respectively, of compensation expense associated with its performance based cash awards as compared to $0.4 million and $1.1 million for the corresponding periods of 2012. As of September 30, 2013, the Company had unrecognized compensation cost at target of $2.8 million to be recognized over a weighted-average period of 1.7 years. During the third quarter of 2013, the Company's compensation committee and Board of Directors approved an amendment to the 2013 performance cash awards for the Company's named executive officers to measure performance based entirely on year 2015 results and not on any year 2013 results. Also, under the amendment, the performance range of target could extend to 240 percent under certain circumstances.
Restricted Stock
A summary of Gentiva restricted stock activity as of September 30, 2013 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2012	364,650	$25.25
Granted	338,300	11.37
Exercised	(39,750)	26.06
Cancelled	(10,000)	16.58
Balance as of September 30, 2013	653,200	$18.15	$7,864,528
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of September 30, 2013, the aggregate intrinsic value of the restricted stock awards was $7.9 million. The Company had $5.8 million and $4.9 million of total unrecognized compensation cost related to restricted stock as of September 30, 2013 and 2012, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.2 years and 2.6, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 650,000, of which 225,639 shares were available for future grants as of September 30, 2013. During the first nine months of 2013, the Company granted 48,894 stock units under the DSU Plan at a grant date weighted-average fair value of $11.04 per stock unit. For the first quarter of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during the first nine months of 2012. Under the DSU Plan, 313,974 stock units were outstanding as of September 30, 2013.

Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase. During the first nine months of 2013, the Company issued 217,230 shares of common stock under its ESPP.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On August 23, 2013, the Company filed a motion to amend the District Court’s July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals, and requesting to stay the remainder of the litigation pending resolution of the appeal.  Plaintiffs filed a response on September 6, 2013, and the Company’s reply brief was filed on September 23, 2013.  This briefing currently is pending before the District Court.  If the District Court denies the Company’s request to appeal, per the District Court’s July 26 order, the case will move into the damages phase of the litigation. On August 26, 2013, the parties submitted a joint preliminary planning report and discovery plan detailing their respective positions regarding the damages phase of the lawsuit and requesting a court conference.  The parties’ preliminary planning report currently is pending before the District Court.  While the Company’s request for appeal is pending and the parties continue to prepare to litigate the damages phase of the lawsuit and potential decertification of the collective action, the case remains conditionally certified with a class of approximately 1,000 allegedly similar employees seeking attorneys’ fees, back wages and liquidated damages going back three years under the FLSA.
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
On July 10, 2013, the Company was served with a complaint captioned United States ex rel. Vicky White v. Gentiva Health Services, Inc., which had been filed on September 8, 2010 as a qui tam action in United States District Court for the Eastern District of Tennessee by a former employee, Vicky White, as relator. The United States had declined to intervene in this action on April 5, 2013. Relator seeks treble damages and civil penalties under the federal False Claims Act for alleged violations by the Company in presenting false claims for payment and receiving Medicare reimbursement for certain home health services it had provided and also seeks damages relating to her alleged retaliatory discharge by the Company. On September 6, 2013, the Company filed a motion to dismiss the action in its entirety, which remains pending. Given the preliminary stage of this action and the limited information that the Company has regarding this matter, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The Company intends to defend itself vigorously in this lawsuit.
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Sections 11 and 15 of the Securities Act of 1933, in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss. On September 19, 2013, the court granted in part and denied in part defendants’ motion to dismiss. As a result of the court’s decision, the named current officers and directors were dismissed from the action, while the claims against Gentiva and a former officer and a director remain. On October 3, 2013, the remaining defendants moved for partial reconsideration of the court’s September 19 order, which motion is currently pending.
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
Shareholder Derivative Litigation
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action. The board of directors has formed a committee (the “Committee”) to consider the demand.
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.  On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted.  On August 2, 2013 and September 24, 2013, respectively, each of the plaintiffs in the Georgia Federal Court Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia Federal Court Action.  The demands are being considered by the Committee.
Government Matters
PRRB Appeal
In connection with the audit of the Company’s 1997 cost reports, the Medicare fiscal intermediary made certain audit adjustments related to the methodology used by the Company to allocate a portion of its residual overhead costs. The Company filed cost reports for years subsequent to 1997 using the fiscal intermediary’s methodology. The Company believed the methodology it used to allocate such overhead costs was accurate and consistent with past practice accepted by the fiscal intermediary; as such, the Company filed appeals with the Provider Reimbursement Review Board (“PRRB”) concerning this issue with respect to cost reports for the years 1997, 1998 and 1999. The Company’s consolidated financial statements for the years 1997, 1998 and 1999 had reflected use of the methodology mandated by the fiscal intermediary. In June 2003, the Company and its Medicare fiscal intermediary signed an Administrative Resolution relating to the issues covered by the appeals pending before the PRRB. Under the terms of the Administrative Resolution, the fiscal intermediary agreed to reopen and adjust the Company’s cost reports for the years 1997, 1998 and 1999 using a modified version of the methodology used by the Company prior to 1997. This modified methodology will also be applied to cost reports for the year 2000, which are finalized and being settled. The Administrative Resolution required that the process to (i) reopen all 1997 cost reports, (ii) determine the adjustments to allowable costs through the issuance of Notices of Program Reimbursement and (iii) make appropriate payments to the Company, be completed in early 2004. Cost reports relating to years subsequent to 1997 were to be reopened after the process for the 1997 cost reports was completed.
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The 2000 cost reports are now finalized and being settled by the Centers for Medicare & Medicaid Services. In connection with the settlements, the Company has recorded approximately $4.0 million as a positive adjustment to net revenues for the third quarter of 2013.
Investigations Involving Odyssey
On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any wrongdoing against Odyssey or the Company and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and the Company and Odyssey moved to dismiss the allegations made against them. That motion is pending before the Court. The case was set for trial on March 10, 2014, and the parties have submitted a proposed scheduling order, which is pending before the Court, requesting a trial date of September 7, 2015. VistaCare, Odyssey, and the Company deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
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
For the third quarter and first nine months of 2013, the Company recorded an income tax provision of $3.0 million and $2.5 million, respectively. The Company is recording tax expense on a book loss because the majority of goodwill impairment booked in the first quarter of 2013 was nondeductible for tax resulting in a small tax benefit being booked on the goodwill impairment.
The Company’s effective income tax rate for the first nine months of 2013 was a negative 1.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of negative 1.3 percent for the first nine months of 2013 is primarily due to the impact of impairment of goodwill (approximately 35.8 percent) and other items (approximately 0.5 percent).
The Company recorded an income tax benefit of $1.3 million and an income tax provision of $10.9 million for the third quarter and first nine months of 2012, respectively. The Company's effective income tax rate for the first nine months of 2012 was 37.9 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.9 percent for the first nine months of 2012 is primarily due to state income taxes, net of federal benefit (approximately 5.0 percent) and other items (approximately 0.4 percent), partially offset by changes in tax reserves (approximately 2.5 percent).

Note 16.	Business Segment Information
The Company’s operations involve servicing its patients and customers through its Home Health segment and its Hospice segment. In connection with the Harden transaction and the alignment of the Company's businesses under a common regional management structure, the Company is evaluating the impact of these changes on its reportable segments.
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
Segment net revenues by major payer source were as follows (in millions):

	Third Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$191.8	$163.8	$355.6	$185.0	$177.4	$362.4
Medicaid and Local Government	10.8	6.6	17.4	12.2	6.9	19.1
Commercial Insurance and Other:
Paid at episodic rates	15.1	—	15.1	21.4	—	21.4
Other	17.2	5.2	22.4	16.1	5.4	21.5
Total net revenues	$234.9	$175.6	$410.5	$234.7	$189.7	$424.4

	First Nine Months
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$577.7	$498.8	$1,076.5	$561.7	$539.0	$1,100.7
Medicaid and Local Government	33.1	21.3	54.4	35.7	21.2	56.9
Commercial Insurance and Other:
Paid at episodic rates	43.3	—	43.3	62.8	—	62.8
Other	52.0	14.3	66.3	50.1	17.3	67.4
Total net revenues	$706.1	$534.4	$1,240.5	$710.3	$577.5	$1,287.8

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Total
For the three months ended September 30, 2013
Net revenue	$234,864		$175,628		$410,492
Operating contribution	$31,922	(1)	$22,365		$54,287
Corporate expenses					(20,672)	(1)
Depreciation and amortization					(4,421)
Interest expense and other, net					(22,342)
Income before income taxes and equity in earnings of affiliate					$6,852

For the three months ended September 30, 2012
Net revenue	$234,670		$189,774		$424,444
Operating contribution	$32,268		$34,798		$67,066
Corporate expenses					(21,065)	(1)
Goodwill, intangibles and other long-lived asset impairment					(19,132)	(2)
Depreciation and amortization					(6,653)
Interest expense and other, net					(22,894)
Loss before income taxes and equity in earnings of affiliate					$(2,678)

For the nine months ended September 30, 2013
Net revenue	$706,141		$534,366		$1,240,507
Operating contribution	$92,027	(1)	$76,223	(1)	$168,250
Corporate expenses					(57,443)	(1)
Goodwill, intangibles and other long-lived asset impairment					(224,320)	(2)
Depreciation and amortization					(13,932)
Interest expense and other, net					(66,783)
Loss before income taxes and equity in earnings of affiliate					$(194,228)
Segment assets	$249,313		$624,819	(2)	$874,132
Corporate assets					377,936	(2)
Total assets					$1,252,068

For the nine months ended September 30, 2012
Net revenue	$710,321		$577,466		$1,287,787
Operating contribution	$94,527	(1)	$102,426	(1)	$196,953
Corporate expenses					(66,120)	(1)
Goodwill, intangibles and other long-lived asset impairment					(19,132)	(2)
Depreciation and amortization					(21,375)
Gain on sale of businesses					5,447
Interest expense and other, net					(67,051)	(3)
Income before income taxes and equity in earnings of affiliate					$28,722
Segment assets	$242,217	(2)	$864,139	(2)	$1,106,356
Corporate assets					377,858
Total assets					$1,484,214

(1)
For the third quarter and first nine months of 2013, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $1.7 million and $2.6 million, respectively. For the third quarter and first nine months of 2012, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $0.1 million and $5.5 million, respectively.

The charges were reflected as follows for segment reporting purposes (in millions):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Home Health	$0.1	$—	$0.1	$5.7
Hospice	—	—	0.7	0.1
Corporate expenses	1.6	0.1	1.8	(0.3)
Total	$1.7	$0.1	$2.6	$5.5

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
The following condensed consolidating financial statements include the balance sheets as of September 30, 2013 and December 31, 2012, statements of comprehensive income for the three months and nine months ended September 30, 2013 and 2012 and statements of cash flows for the nine months ended September 30, 2013 and 2012 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
September 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$142,345	$—	$40,949	$—	$183,294
Receivables, net	—	237,240	24,741	(19,523)	242,458
Deferred tax assets, net	—	6,069	2,407	—	8,476
Prepaid expenses and other current assets	—	34,330	10,497	—	44,827
Total current assets	142,345	277,639	78,594	(19,523)	479,055
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	40,858	567	—	41,425
Intangible assets, net	—	190,635	2,600	—	193,235
Goodwill	—	432,372	6,064	—	438,436
Investment in subsidiaries	811,716	28,234	—	(839,950)	—
Other assets	—	71,441	5	—	71,446
Total assets	$954,061	$1,069,650	$87,830	$(859,473)	$1,252,068
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,750	$—	$—	$—	$18,750
Accounts payable	—	11,451	523	—	11,974
Other current liabilities	—	172,899	56,072	(19,523)	209,448
Total current liabilities	18,750	184,350	56,595	(19,523)	240,172
Long-term debt	891,432	—	—	—	891,432
Deferred tax liabilities, net	—	31,734	—	—	31,734
Other liabilities	—	41,850	1	—	41,851
Total Gentiva shareholders’ equity	43,879	811,716	28,234	(839,950)	43,879
Noncontrolling interests	—	—	3,000	—	3,000
Total equity	43,879	811,716	31,234	(839,950)	46,879
Total liabilities and equity	$954,061	$1,069,650	$87,830	$(859,473)	$1,252,068

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	—	75,039	6	—	75,045
Total assets	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	233,162	1,002,204	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	233,162	1,002,204	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,168,344	$1,307,969	$77,890	$(1,043,269)	$1,510,934

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$398,047	$16,429	$(3,984)	$410,492
Cost of services sold	—	212,543	11,919	(3,984)	220,478
Gross profit	—	185,504	4,510	—	190,014
Selling, general and administrative expenses	—	(155,861)	(4,959)	—	(160,820)
Interest (expense) and other, net	(22,355)	—	13	—	(22,342)
Equity in earnings of subsidiaries	16,144	(459)	—	(15,685)	—
(Loss) income before income taxes	(6,211)	29,184	(436)	(15,685)	6,852
Income tax benefit (expense)	9,931	(13,040)	65	—	(3,044)
Net income	3,720	16,144	(371)	(15,685)	3,808
Noncontrolling interests	—	—	(88)	—	(88)
Net income attributable to Gentiva shareholders	$3,720	$16,144	$(459)	$(15,685)	$3,720
Comprehensive income	$3,720	$16,144	$(371)	$(15,685)	$3,808

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$412,963	$14,186	$(2,705)	$424,444
Cost of services sold	—	217,767	8,827	(2,705)	223,889
Gross profit	—	195,196	5,359	—	200,555
Selling, general and administrative expenses	—	(156,771)	(4,436)	—	(161,207)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Interest (expense) and other, net	(22,917)	—	23	—	(22,894)
Equity in earnings of subsidiaries	12,563	243	—	(12,806)	—
(Loss) income before income taxes and equity in net earnings of CareCentrix	(10,354)	19,536	946	(12,806)	(2,678)
Income tax benefit (expense)	9,831	(7,979)	(555)	—	1,297
Equity in net earnings of CareCentrix	—	1,006	—	—	1,006
Net (loss) income	(523)	12,563	391	(12,806)	(375)
Noncontrolling interests	—	—	(148)	—	(148)
Net (loss) income attributable to Gentiva shareholders	$(523)	$12,563	$243	$(12,806)	$(523)
Comprehensive (loss) income	$(523)	$12,563	$391	$(12,806)	$(375)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,203,258	$48,498	$(11,249)	$1,240,507
Cost of services sold	—	638,418	33,829	(11,249)	660,998
Gross profit	—	564,840	14,669	—	579,509
Selling, general and administrative expenses	—	(468,270)	(14,364)	—	(482,634)
Goodwill and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(66,829)	—	46	—	(66,783)
Equity in earnings of subsidiaries	(156,813)	(7)	—	156,820	—
(Loss) income before income taxes	(223,642)	(127,757)	351	156,820	(194,228)
Income tax benefit (expense)	26,532	(29,056)	67	—	(2,457)
Net (loss) income	(197,110)	(156,813)	418	156,820	(196,685)
Noncontrolling interests	—	—	(425)	—	(425)
Net (loss) income attributable to Gentiva shareholders	$(197,110)	$(156,813)	$(7)	$156,820	$(197,110)
Comprehensive (loss) income	$(197,110)	$(156,813)	$418	$156,820	$(196,685)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,253,781	$42,429	$(8,423)	$1,287,787
Cost of services sold	—	661,151	26,759	(8,423)	679,487
Gross profit	—	592,630	15,670	—	608,300
Selling, general and administrative expenses	—	(486,285)	(12,557)	—	(498,842)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Gain on sale of businesses	—	5,449	(2)	—	5,447
Interest (expense) and other, net	(67,138)	—	87	—	(67,051)
Equity in earnings of subsidiaries	50,166	1,260	—	(51,426)	—
(Loss) income before income taxes and equity in net earnings of CareCentrix	(16,972)	93,922	3,198	(51,426)	28,722
Income tax benefit (expense)	35,198	(44,762)	(1,314)	—	(10,878)
Equity in net earnings of CareCentrix	—	1,006	—	—	1,006
Net income	18,226	50,166	1,884	(51,426)	18,850
Noncontrolling interests	—	—	(624)	—	(624)
Net income attributable to Gentiva shareholders	$18,226	$50,166	$1,260	$(51,426)	$18,226
Comprehensive income	$18,226	$50,166	$1,884	$(51,426)	$18,850

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(24,718)	$41,545	$3,038	$(1,296)	$18,569
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(13,872)	(342)	—	(14,214)
Proceeds from sale of businesses	—	508	—	—	508
Acquisition of businesses	—	(4,538)	(2,500)	2,400	(4,638)
Net cash (used in) provided by investing activities	—	(17,902)	(2,842)	2,400	(18,344)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,459	—	—	—	2,459
Windfall tax benefits associated with equity-based compensation	92	—	—	—	92
Payment of contingent consideration accrued at acquisition date	—	(1,675)	—	—	(1,675)
Intercompany dividend	2,300	—	(2,300)	—	—
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Debt issuance costs	(449)	—	—	—	(449)
Minority interest capital contribution	—	—	1,600	—	1,600
Majority interest capital contribution	—	—	2,400	(2,400)	—
Distribution to minority interests	—	—	(563)	—	(563)
Distribution to majority interests	—	—	(1,296)	1,296	—
Other	(416)	(31)	—	—	(447)
Net payments related to intercompany financing	21,937	(21,937)	—	—	—
Net cash provided by (used in) financing activities	923	(23,643)	(159)	(1,104)	(23,983)
Net change in cash and cash equivalents	(23,795)	—	37	—	(23,758)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$142,345	$—	$40,949	$—	$183,294

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,710	$66,138	$4,793	$—	$74,641
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(9,188)	(47)	—	(9,235)
Proceeds from sale of businesses	—	5,720	—	—	5,720
Acquisition of businesses	—	(22,520)	—	—	(22,520)
Net cash used in investing activities	—	(25,988)	(47)	—	(26,035)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,421	—	—	—	2,421
Repayment of long-term debt	(50,000)	—	—	—	(50,000)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Distribution to minority interests	—	—	(685)	—	(685)
Other	3,395	(28)	(3,473)	—	(106)
Net payments related to intercompany financing	40,122	(40,122)	—	—	—
Net cash used in financing activities	(13,161)	(40,150)	(4,158)	—	(57,469)
Net change in cash and cash equivalents	(9,451)	—	588	—	(8,863)
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$114,650	$—	$41,399	$—	$156,049

Note 18.	Subsequent Event
Acquisition of Harden Healthcare Holdings, Inc.
On October 18, 2013, the Company completed the acquisition of Harden and its home health, hospice and community care businesses, pursuant to an Agreement and Plan of Merger dated as of September 18, 2013, for an aggregate purchase price of approximately $408.8 million, consisting of approximately $355.0 million in cash and $53.8 million in shares of Gentiva's common stock. The initial accounting for the business combination is incomplete, and it is not practicable for the Company to provide the pro forma revenues and earnings of the combined entity at this time. This information will be included in the Company’s 2013 Annual Report on Form 10-K to be filed with SEC.
        During the nine months ended September 30, 2013, the Company expensed $1.5 million of transaction costs in connection with the Company's acquisition of Harden, which are included in selling, general and administrative expenses in the Company's consolidated statement of comprehensive income (loss).
New Credit Agreement
On October 18, 2013, in connection with the acquisition of Harden, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six year $670 million Term Loan B facility, (ii) a five year $155 million Term Loan C facility and (iii) a five year $100 million revolving credit facility, which replaced the Company's existing credit facilities. The new Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans. Borrowings under the new Credit Agreement bear interest at (a) an applicable margin plus a base rate determined by reference to the highest of a (i) “prime rate”, (ii) federal funds rate plus 0.50% or (iii) LIBOR rate adjusted for certain costs plus 1.00% or (b) an applicable margin plus a LIBOR rate adjusted for certain costs. The Term Loan B facility is subject to annual principal payments of 1 percent payable in equal quarterly installments and the Term Loan C facility is subject to increasing annual principal payments, payable in quarterly installments.
For further information on the Company's new Senior Secured Credit Agreement, see Item 2.03 in the Company's Form 8-K filed with the SEC on October 27, 2013.

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

Acquisitions
Effective September 30, 2013, the Company completed its acquisition of the assets and business of Appalachian Regional Health Systems, a provider of home health services with offices in Boone and Newland, North Carolina. Total consideration of $2.7 million, subject to post-closing adjustments, consisted of $2.1 million from the Company's existing cash reserves and $0.6 million held in escrow for certain post closing matters. The purchase price was allocated to goodwill ($2.6 million) and identifiable intangible assets ($0.1 million).
Effective August 23, 2013, the Company acquired 60 percent interest in the membership units of Wake Forest Baptist Health Care at Home, LLC for approximately $2.4 million, consisting of $2.2 million in cash and $0.2 million of other assets, and entered into an operating agreement with Wake Forest University Baptist Medical Center to provide home health services in the Winston-Salem, North Carolina geographical area.
Effective April 30, 2013, the Company completed its acquisition of the assets and business, pursuant to an asset purchase agreement, of Hope Hospice, Inc., a provider of hospice services in Rochester, Indiana, for consideration of approximately $1.0 million.
Effective July 22, 2012, the Company completed its acquisition of the assets and business of Advocate Hospice, a provider of hospice services located in Danville, Indiana, for consideration of $5.5 million, excluding transaction costs and subject to post-closing adjustments. The consideration included entering into an option purchase agreement with a third party covering membership interests in Advocate Hospice. Additional consideration of up to $2.0 million was payable under the option agreement if certain earnout conditions were met, which the Company estimated fair value at acquisition date of $1.9 million, on a discounted cash flow basis. At December 31, 2012, the Company estimated the fair value of the contingent consideration at $1.1 million based upon certain average daily census growth targets and recorded a $0.8 million adjustment to the contingent consideration. During the second quarter of 2013, the average daily census growth target was met and the Company paid $1.5 million from the escrow to the sellers and retained $0.5 million in escrow for remaining indemnification provisions under the agreement. As such, the Company recorded a $0.9 million charge to adjust the contingent consideration to fair value, which is reflected in selling, general and administrative expense in the Company's consolidated statements of comprehensive income for the nine months ended September 30, 2013. During the third quarter of 2013, in accordance with the escrow agreement, an additional $0.2 million was paid to the sellers from the escrow fund.
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
Effective August 31, 2012, the Company completed its acquisition of the assets and business of North Mississippi Hospice, a provider of hospice services with offices in Oxford, Southhaven and Tupelo, Mississippi. Total consideration of $4.7 million, excluding transaction costs and a post-closing adjustment of $0.2 million, was paid from the Company's existing cash reserves. The purchase price was allocated to goodwill ($3.3 million) and identifiable intangible assets ($1.4 million).
Dispositions
Gentiva Consulting Disposition
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.
Louisiana Home Health and Hospice Dispositions
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during the first nine months of 2012 and established a receivable of approximately $0.5 million, which the Company received during the second quarter of 2013.
Results of Operations
The comparison of results of operations between 2013 and 2012 has been impacted significantly by the following items:

•
The Company recorded net charges relating to restructuring, acquisition and integration activities and legal settlements of $1.7 million and $2.6 million for third quarter and the first nine months of 2013, respectively, and $0.1 million and $5.5 million in the third quarter and first nine months of 2012, respectively.

•
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

•
As a result of these activities, the Company’s net revenues comparisons were negatively impacted for the third quarter and the first nine months of 2013 by approximately $2.0 million and $16.2 million, respectively, as compared to the corresponding periods of 2012.

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	Third Quarter			First Nine Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Home Health	$234.9	$234.7	0.1%	$706.1	$710.3	(0.6)%
Hospice	175.6	189.7	(7.5)%	534.4	577.5	(7.5)%
Total net revenues	$410.5	$424.4	(3.3)%	$1,240.5	$1,287.8	(3.7)%
Net revenues by major payer source are as follows (in millions):

	Third Quarter
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$191.8	$163.8	$355.6	$185.0	$177.4	$362.4
Medicaid and Local Government	10.8	6.6	17.4	12.2	6.9	19.1
Commercial Insurance and Other:
Paid at episodic rates	15.1	—	15.1	21.4	—	21.4
Other	17.2	5.2	22.4	16.1	5.4	21.5
Total net revenues	$234.9	$175.6	$410.5	$234.7	$189.7	$424.4

	First Nine Months
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$577.7	$498.8	$1,076.5	$561.7	$539.0	$1,100.7
Medicaid and Local Government	33.1	21.3	54.4	35.7	21.2	56.9
Commercial Insurance and Other:
Paid at episodic rates	43.3	—	43.3	62.8	—	62.8
Other	52.0	14.3	66.3	50.1	17.3	67.4
Total net revenues	$706.1	$534.4	$1,240.5	$710.3	$577.5	$1,287.8
For the third quarter of 2013 as compared to the third quarter of 2012, net revenues decreased by $14.0 million, or 3.3 percent, to $410.5 million from $424.4 million. For the first nine months of 2013 as compared to the first nine months of 2012, net revenues decreased by $47.3 million, or 3.7 percent, to $1.24 billion from $1.29 billion.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2013 net revenues were $234.9 million, down $0.2 million, or 0.1 percent, from $234.7 million in the prior year period. For the first nine months of 2013, net revenues were $706.1 million, down $4.2 million, or 0.6 percent, from $710.3 million in the prior year period.
A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	Third Quarter			First Nine Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Home Health
Medicare	$191.8	$185.0	3.7%	$577.7	$561.7	2.8%
Non-Medicare PPS	15.1	21.4	(29.6)%	43.3	62.8	(30.9)%
Total	$206.9	$206.4	0.2%	$621.0	$624.5	(0.6)%
The Company’s episodic revenues decreased 0.2 percent and 0.6 percent for the third quarter and first nine months of 2013, respectively, as compared to the prior year periods. The decrease is primarily attributable to (i) the net decrease in Medicare reimbursement rates, effective January 1, 2013, (ii) the effect of the 2 percent Medicare rate reduction, known as sequestration, and (iii) the Company's decision to exit certain managed care contracts, partially offset by growth in the Company's Medicare business.
Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Episodes
Medicare	65,100	63,200	3.0%	198,500	192,100	3.4%
Non-Medicare PPS	5,600	8,100	(30.9)%	15,400	23,900	(35.6)%
Total episodes	70,700	71,300	(0.8)%	213,900	216,000	(1.0)%

Revenue per episode	$2,930	$2,900	1.0%	$2,900	$2,900	—%
Episode volume for the third quarter of 2013 decreased 0.8 percent and for the first nine months of 2013 decreased 1.0 percent as compared to the corresponding periods of 2012. Similarly, admissions decreased by 1.0 percent for the third quarter, from 48,600 in the third quarter of 2012 to 48,100 in the third quarter of 2013, and by 1.4 percent for the first nine months of 2013, from 148,800 for the first nine months of 2012 to 146,700 in the first nine months of 2013. There were approximately

1.47 and 1.46 episodes, respectively, for each admission during the third quarter and first nine months of 2013 compared to 1.47 and 1.45 episodes, respectively, for each admission during the third quarter and first nine months of 2012.
Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues have remained consistent at 88 percent for all periods presented.
Revenues from Medicaid and Local Government payer sources were $10.8 million and $33.1 million in the third quarter and first nine months of 2013, respectively, as compared to $12.2 million and $35.7 million in the third quarter and first nine months of 2012, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $17.2 million in the third quarter of 2013 as compared to $16.1 million in the third quarter of 2012. For the first nine months of 2013 as compared to the corresponding period of 2012, revenues from Commercial Insurance and Other payer sources were $52.0 million and $50.1 million, respectively.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter and first nine months of 2013 net revenues were $175.6 million and $534.4 million, respectively, as compared to $189.7 million and $577.5 million in the corresponding periods of 2012. The decrease is primarily attributable to lower than expected average daily census during the third quarter and first nine months of 2013 and higher than expected discharge rates during the first nine months of 2013 as compared to the 2012 periods, partially offset by an increase in the average length of stay for the first quarter of 2013.
Key Company statistics relating to Hospice were as follows:

	Third Quarter			First Nine Months
	2013	2012	Percentage Variance	2013	2012	Percentage Variance
Average Daily Census	12,600	13,600	(7.4)%	12,700	13,700	(7.3)%
Revenue per Patient Day	$152	$152	—%	$154	$154	—%
For the third quarter and first nine months of 2013, Average Daily Census (“ADC”) approximated 12,600 patients and 12,700 patients, respectively, as compared to 13,600 patients and 13,700 patients, respectively, for the third quarter and first nine months of 2012. The average length of stay of patients at discharge was 100 days and 97 days for the third quarter and first nine months of 2013, respectively. The average length of stay of patients at discharge was 101 days and 97 days for the third quarter and first nine months of 2012, respectively.
Medicare revenues were $163.8 million and $498.8 million in the third quarter and first nine months of 2013, respectively, as compared to $177.4 million and $539.0 million in the corresponding periods of 2012. Medicaid revenues were $6.6 million and $21.3 million for the third quarter and first nine months of 2013, respectively, as compared to $6.9 million and $21.2 million for the corresponding periods of 2012. Commercial Insurance and Other revenues in the third quarter and first nine months of 2013 were $5.2 million and $14.3 million, respectively, as compared to $5.4 million and $17.3 million in the corresponding periods of 2012.
Gross Profit
The following table reflects gross profit by business segment for 2013 and 2012 (in millions):

	Third Quarter			First Nine Months
	2013	2012	Variance	2013	2012	Variance
Gross Profit:
Home Health	$115.1	$114.5	$0.6	$345.4	$349.2	$(3.8)
Hospice	74.9	86.1	(11.1)	234.1	259.1	(25.0)
Total	$190.0	$200.6	$(10.5)	$579.5	$608.3	$(28.8)
As a percent of revenue:
Home Health	49.0%	48.8%	0.2%	48.9%	49.2%	(0.3)%
Hospice	42.7%	45.3%	(2.6)%	43.8%	44.9%	(1.1)%
Total	46.3%	47.3%	(1.0)%	46.7%	47.2%	(0.5)%

Gross profit decreased by $10.5 million, or 5.3 percent, for the third quarter of 2013 as compared to the third quarter of 2012. For the first nine months of 2013, gross profit decreased by $28.8 million, or 4.7 percent, as compared to the first nine months of 2012.
For the third quarter of 2013, gross profit as a percentage of revenues within the Home Health segment increased by 0.2 percent and for the first nine months of 2013, declined by 0.3 percent as compared to the corresponding periods of 2012. The increase in the third quarter of 2013 resulted from (i) recognition of the settlement of the 2000 cost report year with the Provider Reimbursement Review Board ("PRRB"), (ii) closed or divested branches with lower gross profit percentages, (iii) growth in the Company’s higher margin specialty programs, and (iv) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business, offset by (v) the net decrease in Medicare reimbursement rates for 2012.
Hospice gross profit as a percentage of revenues decreased 2.6 percent and 1.1 percent for the third quarter and first nine months of 2013, respectively, as compared to the third quarter and first nine months of 2012, primarily due to incremental reserves related to eligibility billing reviews.
Gross profit was impacted by depreciation expense of approximately $0.2 million in the third quarter of both 2013 and 2012 and $0.5 million in the first nine months of both 2013 and 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 0.2 percent, or $0.4 million, to $160.8 million for the third quarter of 2013, as compared to $161.2 million for the third quarter of 2012, and decreased 3.2 percent, or $16.2 million, to $482.6 million for the first nine months of 2013, as compared to $498.8 million for the first nine months of 2012. If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $1.7 million and $2.6 million for the third quarter and first nine months of 2013, respectively, and $0.1 million and $5.5 million for the third quarter and first nine months of 2012, respectively, were excluded, the decrease in selling, general and administrative expenses would have been approximately 1.3 percent, or $2.0 million, for the third quarter of 2013, as compared to the third quarter of 2012, and 2.7 percent, or $13.3 million, for the first nine months of 2013, as compared to the first nine months of 2012.
The decrease in the third quarter of 2013, as compared to the third quarter of 2012, was primarily attributable to a decrease in (i) corporate administrative expenses ($1.6 million), (ii) depreciation and amortization ($2.1 million) and (iii) equity-based compensation expense ($0.3 million). These costs were partially offset by an increase in (i) Home Health field operating, selling and administrative costs ($0.5 million), (ii) Hospice field operating, selling and administrative costs ($0.7 million), (iii) cost savings initiatives and other restructuring, and acquisition and integration activities ($1.6 million) and (iv) provision for doubtful accounts ($0.8 million).
The decrease in the first nine months of 2013, as compared to the first nine months of 2012, was primarily attributable to a decrease in (i) corporate administrative expenses ($11.0 million), (ii) depreciation and amortization ($7.2 million), (iii) legal settlements ($5.0 million) and (iv) provision for doubtful accounts ($0.1 million). These costs were partially offset by an increase in (i) Home Health field operating, selling and administrative costs ($3.1 million), (ii) Hospice field operating, selling and administrative costs ($1.6 million), (iii) cost savings initiatives and other restructuring, and acquisition and integration activities costs ($2.1 million) and (iv) equity-based compensation expense ($0.3 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $4.3 million and $13.4 million for the third quarter and first nine months of 2013, respectively, as compared to $6.4 million and $20.6 million for the corresponding periods of 2012.
Goodwill, Intangibles and Other Long-Lived Asset Impairment
During the first nine months of 2013, the Company recorded non-cash charges of $224.3 million related to goodwill and other long lived assets.
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
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million. The non-cash impairment charge is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated financial statements for the nine months ended September 30, 2013.
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
Interest Income and Interest Expense and Other
For the third quarter and first nine months of 2013, net interest expense and other was approximately $22.3 million and $66.8 million, respectively, consisting primarily of interest expense and other of $23.0 million and $68.9 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $2.1 million, respectively, earned on investments and existing cash balances.
For the third quarter and first nine months of 2012, net interest expense and other was approximately $22.9 million and $67.1 million, respectively, consisting primarily of interest expense and other of $23.6 million and $69.1 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs, partially offset by interest income of $0.7 million and $2.0 million, respectively, earned on investments and existing cash balances. For the first nine months of 2012, net interest expense also included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the Company’s revolving credit facility.
Income Tax Expense (Benefit)
For the third quarter and first nine months of 2013, the Company recorded an income tax provision of $3.0 million and $2.5 million, respectively. The Company is recording tax expense on a book loss because the majority of goodwill impairment booked in the first quarter of 2013 was nondeductible for tax resulting in a small tax benefit being booked on the goodwill impairment.
The Company’s effective income tax rate for the first nine months of 2013 was a negative 1.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of negative 1.3 percent for the first nine months of 2013 is primarily due to the impact of impairment of goodwill (approximately 35.8 percent) and other items (approximately 0.5 percent).
The Company recorded an income tax benefit of $1.3 million and an income tax provision of $10.9 million for the third quarter and first nine months of 2012, respectively. The Company's effective income tax rate for the first nine months of 2012 was 37.9 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 37.9 percent is primarily due to state income taxes, net of federal benefit (approximately 5.0 percent) and other items (approximately 0.4 percent), partially offset by changes in tax reserves (approximately 2.5 percent).
Net Income (Loss) Attributable to Gentiva Shareholders
For the third quarter of 2013, net income attributable to Gentiva shareholders was $3.7 million, or $0.12 per diluted share, compared to a net loss of $0.5 million, or $0.02 per diluted share, for the corresponding period of 2012. For the first nine months of 2013, net loss attributable to Gentiva shareholders was $197.1 million, or $6.38 per diluted share, compared to a net income of $18.2 million, or $0.60 per diluted share, for the first nine months of 2012.
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
After adjusting for certain items which include cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements, and tax reserves as noted in the tables below, adjusted income attributable to Gentiva shareholders was $4.8 million, or $0.15 per diluted share, for the third quarter of 2013 as compared to $9.9 million, or $0.32 per diluted share, for the corresponding period of 2012. Adjusted income attributable to Gentiva shareholders was $18.7 million, or $0.60 per diluted share, for the first nine months of 2013 as compared to $28.0 million, or $0.91 per diluted share, for the corresponding period of 2012.
A reconciliation of adjusted income attributable to Gentiva shareholders to net income (loss), the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$4,752	$0.15		$9,854	$0.32
Goodwill, intangibles and other long-lived asset impairment	—	—	—	(19,132)	(11,352)	(0.38)
Equity in net (loss) earnings of CareCentrix, including gain on sale	—	—	—	(370)	1,006	0.03
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(1,699)	(1,032)	(0.03)	(53)	(31)	—
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	—	—	—	0.01
Income (loss) attributable to Gentiva shareholders		3,720	0.12		(523)	(0.02)
Add back: Net income attributable to noncontrolling interests		88	—		148	0.01
Net income (loss)		$3,808	$0.12		$(375)	$(0.01)

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$18,658	$0.60		$27,994	$0.91
Goodwill, intangibles and other long-lived asset impairment	(224,320)	(214,198)	(6.93)	(19,132)	(11,352)	(0.37)
Gain on sale of businesses	—	—	—	5,447	3,248	0.11
Equity in net (loss) earnings of CareCentrix, including gain on sale	—	—	—	(370)	1,006	0.03
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(2,584)	(1,570)	(0.05)	5,469	(3,246)	(0.10)
Tax reserves on OIG legal settlement	—	—	—	—	576	0.02
(Loss) income attributable to Gentiva shareholders		(197,110)	(6.38)		18,226	0.60
Add back: Net income attributable to noncontrolling interests		425	0.02		624	0.02
Net (loss) income		$(196,685)	$(6.36)		$18,850	$0.62

Liquidity and Capital Resources
Liquidity
The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under governmental payer or third party commercial arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC on November 7, 2013 upon its effectiveness. Any issuance of securities under the shelf registration statement would be subject to compliance with applicable strict limitations and requirements under the Company's credit arrangements and indenture covering its senior notes.
The Company’s credit agreement in effect during the third quarter ended September 30, 2013 provided for $860.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $750.0 million and a revolving credit facility of $110 million. The Company also realized $325.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes in 2010. See Note 11 and Note 18 to the Company’s consolidated financial statements for additional information.
During the first nine months of 2013, net cash provided by operating activities was $18.6 million. In addition, the Company used $25.0 million for the repayment of debt, $14.2 million for capital expenditures, $4.6 million for acquisitions and $1.7 million for payment of contingent consideration accrued at the time of acquisition. During the nine months ended September 30, 2013, the Company had proceeds of $2.5 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) and $0.5 million of proceeds from the sale of businesses.
Net cash provided by operating activities decreased by $56.1 million from $74.6 million for the first nine months of 2012 to $18.6 million for the first nine months of 2013. The decrease was primarily due to changes in net cash provided by operations prior to changes in assets and liabilities ($47.1 million), accounts receivable ($26.6 million), changes in current liabilities ($2.9 million), and other ($4.1 million), partially offset by changes in prepaid expenses and other current assets ($24.7 million).
Adjustments to add back non-cash items affecting net income are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(196,685)	$18,850	$(215,535)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	13,932	21,375	(7,443)
Amortization and write-off of debt issuance costs	9,687	10,391	(704)
Provision for doubtful accounts	3,766	4,183	(417)
Equity-based compensation expense	5,984	5,722	262
Windfall tax benefits associated with equity-based compensation	(92)	—	(92)
Goodwill, intangibles and other long-lived asset impairment	224,320	19,132	205,188
Gain on sale of businesses	—	(5,447)	5,447
Equity in net earnings of CareCentrix	—	(1,006)	1,006
Deferred income tax (benefit) expense	(7,066)	27,700	(34,766)
Total cash provided by operations prior to changes in assets and liabilities	$53,846	$100,900	$(47,054)
The $47.1 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2013 and 2012 periods is primarily related to net (loss) income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, gain on sale of businesses, goodwill, intangibles and other long-lived asset impairments and deferred income taxes.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(1,471)	$2,509	$(3,980)
Payroll and related taxes	(12,171)	(12,180)	9
Deferred revenue	1,582	5,002	(3,420)
Medicare liabilities	(12,156)	4,999	(17,155)
Obligations under insurance programs	5,555	(875)	6,430
Accrued nursing home costs	2,430	(3,657)	6,087
Other accrued expenses	(26,793)	(35,887)	9,094
Total changes in current liabilities	$(43,024)	$(40,089)	$(2,935)
The primary drivers for the $2.9 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a negative impact of $4.0 million between the 2013 and 2012 reporting periods, primarily related to timing of payments.

•	Deferred revenue, which had a negative impact of $3.4 million between the 2013 and 2012 reporting periods.

•	Medicare liabilities, which had a negative impact of $17.1 million between the 2013 and 2012 reporting periods.

•
Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $6.4 million between the 2013 and 2012 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $6.1 million between the 2013 and 2012 reporting periods, due primarily to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $9.1 million between the 2013 and 2012 reporting periods, due primarily to the impact of the payment associated with the settlement of the Odyssey continuous care investigation in 2012 and lower payments associated with the Company’s cost savings initiatives and other restructuring costs, acquisition and integration activities in the 2013 period, partially offset by increased incentive compensation payments in the 2013 period as compared to the 2012 period.

Working capital at September 30, 2013 was approximately $239 million, an increase of $13 million as compared to approximately $226 million at December 31, 2012, primarily due to:

•	a $1 million decrease in prepaid expenses and other current assets;

•	a $24 million decrease in cash and cash equivalents;

•	a $8 million decrease in accounts receivable;

•	a $4 million decrease in deferred tax assets; and

•
a $50 million decrease in current liabilities, consisting of decreases in current portion of long-term debt ($6 million), payroll and related taxes ($12 million), Medicare liabilities ($12 million), other accrued expenses ($27 million) and accounts payable ($1 million), partially offset by increases in obligations under insurance programs ($5 million), nursing home costs ($2 million) and deferred revenue ($1 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of September 30, 2013, Days Sales Outstanding (“DSO”) was 50 days, a decrease of one day from December 31, 2012 and two days from June 30, 2013.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at September 30, 2013 and 43 days at December 31, 2012.

Accounts receivable attributable to major payer sources of reimbursement at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$188,556	$164,656	$17,576	$4,318	$2,006
Medicaid and Local Government	29,946	25,985	3,059	770	132
Commercial Insurance and Other	31,045	23,783	4,936	1,884	442
Self - Pay	1,917	806	647	388	76
Gross Accounts Receivable	$251,464	$215,230	$26,218	$7,360	$2,656

	December 31, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$192,541	$172,954	$14,979	$3,212	$1,396
Medicaid and Local Government	31,259	26,771	3,039	1,418	31
Commercial Insurance and Other	34,377	27,550	4,293	2,132	402
Self - Pay	1,680	792	577	243	68
Gross Accounts Receivable	$259,857	$228,067	$22,888	$7,005	$1,897
The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment were as follows:

	Third Quarter Ended
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	82%	93%	87%	79%	93%	85%
Medicaid and Local Government	5	4	4	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	6	—	4	9	—	5
Other	7	3	5	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	2013			2012
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	82%	93%	87%	79%	93%	86%
Medicaid and Local Government	5	4	4	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	4	9	—	5
Other	7	3	5	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%

The Centers for Medicare & Medicaid Services ("CMS") has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) increases for defined rural areas of the country. During the third quarter and first nine months of both 2013 and 2012, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
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
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration" were put in place, which mandated an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013.
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
In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In July 2012, CMS released a final rule, effective for hospice services provided October 1, 2012 through September 30, 2013, that provides for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place, which mandated an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013.
Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In August 2013, CMS announced the cap amount for the 2013 cap year of $26,157.50 per beneficiary, which period ran from November 1, 2012 through October 31, 2013.
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
Credit Arrangements
At October 18, 2013, the Company entered into a new senior secured credit agreement providing (i) a $670 million Term Loan B facility, (ii) a $155 million Term Loan C facility and (iii) a $100 million revolving credit facility to replace the Company's existing credit facilities. See Note 18 to the Company's consolidated financial statements for additional information.
At September 30, 2013, the Company’s credit arrangements included a senior secured credit agreement providing (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5% Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.
As of September 30, 2013, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $110 million borrowing capacity of the facility at any time prior to the facility expiration date of August 17, 2015. Outstanding letters of credit were $49.1 million and $45.4 million at September 30, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2013, the Company’s unused and available borrowing capacity under the Credit Agreement was $60.9 million.
The interest rate per annum on borrowings under the Credit Agreement was based on, at the option of the Company, (i) the Eurodollar Rate or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represented the highest of (x) the Bank of America prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate plus 1.00 percent. In determining the interest rates on the Term Loan A and Term Loan B facilities, in no event would the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Applicable Rate component of the interest rate under the Company's Credit Agreement was based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
	Revolving Credit Facility and Letter of Credit Fees		Term Loan A		Term Loan B
Consolidated Leverage Ratio	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
≥ 3.0:1	5.00%	4.00%	5.00%	4.00%	5.25%	4.25%
≥ 2.0:1 and < 3.0:1	4.50%	3.50%	4.75%	3.75%	5.25%	4.25%
< 2.0:1	4.00%	3.00%	4.50%	3.50%	5.25%	4.25%
The Company could select interest periods of one, two, three or six months for Eurodollar Rate loans, with interest being payable at the end of the selected interest period. From March 10, 2011 through March 5, 2012, the interest rate on Term Loan A borrowings was 4.50 percent and on Term Loan B borrowings was 4.75 percent. Subsequent to March 5, 2012, the interest rate on Term Loan A borrowings was 6.25 percent and on Term Loan B borrowings was 6.50 percent. The Company also paid a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.
The Company could voluntarily repay outstanding loans under the revolving credit facility or Term Loan A at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions were required with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 50 percent of the proceeds from the issuance of equity with step-downs based on leverage, with certain exceptions, and (v) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
As of September 30, 2013, the mandatory aggregate principal payments of long-term debt were $18.8 million due during the twelve months ending September 30, 2014, $100.0 million due during the twelve months ending September 30, 2015 and $466.4 million due during the twelve months ending September 30, 2016 under the Credit Agreement, and $325.0 million thereafter under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 8.3 percent per annum at September 30, 2013 and 8.2 percent per annum at December 31, 2012.

The Term Loan A facility was subject to mandatory principal payments of $25.0 million per year, payable in equal quarterly installments, with the remaining balance of the original $200.0 million loan payable on August 17, 2015. On February 28, 2013, the Company made a prepayment on its Term Loan A facility of $25.0 million. As a result of this prepayment, there were no required payments on the Company's Term Loan A facility until the first quarter of 2014, at which time $6.3 million would have been payable and for each quarter thereafter. The Company performed the calculation of "Excess Cash Flow" as defined in the Credit Agreement and met the requirement following the prepayment of $25.0 million noted above.
The Term Loan B facility was subject to mandatory principal payments of $13.8 million per year, payable in equal quarterly installments. As a result of prepayments the Company made, there were no required payments on the Company’s Term Loan B facility until August 17, 2016, at which time a payment of the outstanding balance of $466.4 million would have been required.
On March 6, 2012, the Company entered into Amendment No. 3 to the Credit Agreement. In connection with the amendment, the Company incurred costs of approximately $5.3 million. Approximately $4.1 million of these costs were capitalized and are being amortized over the remaining life of the debt using an effective interest rate.
Debt Covenants
The Credit Agreement contained a number of covenants that, among other things, restricted, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit Agreement also contained certain customary affirmative covenants and events of default. As of September 30, 2013, the Company was in compliance with all covenants in the Credit Agreement.
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
As of September 30, 2013, the Company’s consolidated leverage ratio was 5.5x and the Company’s cash interest coverage ratio was 2.2x.
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
Capital Expenditures
The Company’s capital expenditures for the nine months ended September 30, 2013 were $14.2 million as compared to $9.2 million for the nine months ended September 30, 2012. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $3 million and $5 million for the remainder of 2013. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $183.3 million as of September 30, 2013, including operating funds of approximately $6.1 million exclusively relating to a non-profit hospice operation managed in Florida.
The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
During the nine months ended September 30, 2012, the Company repurchased 605,077 shares of its outstanding common stock for total consideration of approximately $5.0 million. The Company’s Credit Agreement provided for repurchases of the Company’s common stock not to exceed $5.0 million per year, and not to exceed $20.0 million per year if the consolidated leverage ratio was less than or equal to 3.5:1 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of September 30, 2013, the Company had outstanding borrowings of $910.2 million under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at September 30, 2013 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Term loan repayments	$585,182	$18,750	$566,432	$—	$—
Notes repayment	325,000	—	—	325,000	—
Interest payments (1)	287,819	75,341	137,728	74,750	—
Operating lease obligations	114,830	39,278	49,803	21,123	4,626
Total	$1,312,831	$133,369	$753,963	$420,873	$4,626

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At September 30, 2013, the weighted average cash interest rate on the Company’s outstanding borrowings approximated 8.3 percent per annum.

The Company had total letters of credit outstanding of approximately $49.1 million at September 30, 2013 and $45.4 million at December 31, 2012. The letters of credit, which expired one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company also had outstanding surety bonds of $0.2 million at both September 30, 2013 and December 31, 2012.
The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Management expects that the Company’s working capital needs for the balance of 2013 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under a credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement could fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of September 30, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $585.2 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $5.9 million per year, assuming a similar capital structure.

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
Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Terminated Proceeding
On October 28, 2011, the Assistant United States Attorney for the Northern District of Texas notified Odyssey HealthCare, Inc. and the Company of the existence of a qui tam lawsuit against VistaCare, Inc., d/b/a VistaCare Hospice, Odyssey and the Company that had initially been filed on October 29, 2010 in the United States District Court for the Northern District of Alabama but was transferred to the United States District Court for the Northern District of Texas. The complaint in the lawsuit was captioned United States ex rel. Elizabeth Lattanzi et al. v. VistaCare, Inc., d/b/a VistaCare Hospice et al. A non-intervention order and unsealing of the complaint was entered on October 27, 2011. Relators alleged, among other things, that defendants had submitted false claims to Medicare for hospice services provided to patients who were ineligible for the Medicare benefit. On October 24, 2012, all defendants moved to dismiss the complaint. The relators amended their complaint, and, on December 3, 2012, all defendants moved to dismiss the relators’ amended complaint. On or about August 30, 2013, the parties filed a stipulated notice of dismissal with prejudice as to all substantive claims against Odyssey and the Company and without prejudice as to VistaCare or the successor in interest claims against Odyssey and the Company, which disposed of this lawsuit. The United States Department of Justice consented to the stipulated dismissal on or about September 4, 2013, and the court entered an order granting the stipulated dismissal on September 9, 2013.
New Proceeding
On July 10, 2013, the Company was served with a complaint captioned United States ex rel. Vicky White v. Gentiva Health Services, Inc., which had been filed on September 8, 2010 as a qui tam action in United States District Court for the Eastern District of Tennessee by a former employee, Vicky White, as relator. The United States had declined to intervene in this action on April 5, 2013. Relator seeks treble damages and civil penalties under the federal False Claims Act for alleged violations by the Company in presenting false claims for payment and receiving Medicare reimbursement for certain home health services it had provided. Relator also seeks damages relating to her alleged retaliatory discharge by the Company. On September 6, 2013, the Company filed a motion to dismiss the action in its entirety, which remains pending. Given the preliminary stage of this action and the limited information that the Company has regarding this matter, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The Company intends to defend itself vigorously in this lawsuit.

See Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain other legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we incorporate herein by reference the risk factors described under the heading "Risk Factors" in our Registration Statement on Form S-3 (File No. 333-192154) filed with the Securities and Exchange Commission on November 7, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 18, 2013, by and among Gentiva, Javelin Merger Sub, Inc., Javelin Healthcare Holdings, LLC, Harden Healthcare Holdings, Inc., R. Steven Hicks, as representative of Harden's stockholders, the Harden stockholders party thereto and CTLTC Real Estate, LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Company. (2)
3.2	Amended and Restated By-Laws of Company. (3)
4.1	Specimen of common stock. (4)
4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (5)
4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)
4.4	Form of 11.5% Senior Note. (6)
4.5
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (7)

10.1	Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan (amended and restated as of March 16, 2011), as amended by Amendment No. 1. (8)
10.2	Amendment No. 1 to the Gentiva Health Services, Inc. Executive Officers Bonus Plan. (8)
10.3	Form of Amendment & Consent to 2013 Awards. (8)
10.4	Amendment & Consent to 2013 Stock Options. (8)
10.5
Stockholders' Agreement, dated October 18, 2013, by and among Gentiva, R. Steven Hicks, as Stockholders' Representative, and the former stockholders of Harden Healthcare Holdings, Inc. party thereto. (9)

10.6
Senior Secured Credit Agreement, dated October 18, 2013, by and among Gentiva, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Bank of Montreal, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc. and SunTrust Bank, as Co-Documentation Agents. (9)

10.7	Guaranty Agreement, dated October 18, 2013, by and among the Guarantors and Barclays Bank PLC, as Administrative Agent. (9)
10.8	Security Agreement, dated October 18, 2013, by and among Gentiva, the Guarantors and Barclays Bank PLC, as Administrative Agent. (9)
10.9	Consulting Agreement, dated October 18, 2013, by and among Gentiva, Javelin Healthcare Holdings, LLC and Capstar Partners, LLC. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated September 19, 2013 and filed September 20, 2013.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(8)	Incorporated herein by reference to Form 8-K of Company dated and filed September 16, 2013.
(9)	Incorporated herein by reference to Form 8-K of Company dated and filed October 22, 2013.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 8, 2013	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President

Date: November 8, 2013	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 18, 2013, by and among Gentiva, Javelin Merger Sub, Inc., Javelin Healthcare Holdings, LLC, Harden Healthcare Holdings, Inc., R. Steven Hicks, as representative of Harden's stockholders, the Harden stockholders party thereto and CTLTC Real Estate, LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Company. (2)
3.2	Amended and Restated By-Laws of Company. (3)
4.1	Specimen of common stock. (4)
4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock. (5)
4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (6)
4.4	Form of 11.5% Senior Note. (6)
4.5
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (7)

10.1	Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan (amended and restated as of March 16, 2011), as amended by Amendment No. 1. (8)
10.2	Amendment No. 1 to the Gentiva Health Services, Inc. Executive Officers Bonus Plan. (8)
10.3	Form of Amendment & Consent to 2013 Awards. (8)
10.4	Amendment & Consent to 2013 Stock Options. (8)
10.5
Stockholders' Agreement, dated October 18, 2013, by and among Gentiva, R. Steven Hicks, as Stockholders' Representative, and the former stockholders of Harden Healthcare Holdings, Inc. party thereto. (9)

10.6
Senior Secured Credit Agreement, dated October 18, 2013, by and among Gentiva, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Bank of Montreal, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc. and SunTrust Bank, as Co-Documentation Agents. (9)

10.7	Guaranty Agreement, dated October 18, 2013, by and among the Guarantors and Barclays Bank PLC, as Administrative Agent. (9)
10.8	Security Agreement, dated October 18, 2013, by and among Gentiva, the Guarantors and Barclays Bank PLC, as Administrative Agent. (9)
10.9	Consulting Agreement, dated October 18, 2013, by and among Gentiva, Javelin Healthcare Holdings, LLC and Capstar Partners, LLC. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated September 19, 2013 and filed September 20, 2013.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(8)	Incorporated herein by reference to Form 8-K of Company dated and filed September 16, 2013.
(9)	Incorporated herein by reference to Form 8-K of Company dated and filed October 22, 2013.

*	Filed herewith
**	Furnished herewith