Form 10-K
period 2013-12-31
GENTIVA HEALTH SERVICES INC
filed 2014-03-12
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of registrant’s most recently completed second fiscal quarter, was $293,970,426 based on the closing price of the common stock on The Nasdaq Global Select Market on such date.
The number of shares outstanding of the registrant’s common stock, as of March 7, 2014, was 36,766,018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information to be included in the registrant’s definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Report, for the registrant’s 2014 Annual Meeting of Shareholders is incorporated by reference into PART III.

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
Special Caution Regarding Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions;

•	demographic changes;

•	changes in, or failure to comply with, existing governmental regulations;

•	impact on the Company of healthcare reform legislation and its implementation through governmental regulations;

•	legislative proposals for healthcare reform;

•	changes in Medicare, Medicaid and commercial payer reimbursement levels;

•	the outcome of any inquiries into the Company’s operations and business practices by governmental authorities;

•	compliance with any corporate integrity agreement affecting the Company's operations;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	ability to access capital markets;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenues associated with major payer sources;

•	ability of customers to pay for services;

•	business disruption due to severe weather conditions, natural disasters, pandemic outbreaks, terrorist acts or cyber attacks;

•	availability, effectiveness, stability and security of the Company's information technology systems;

•	ability to successfully integrate the operations of acquisitions the Company may make and achieve expected synergies and operational efficiencies within expected time-frames;

•	ability to maintain compliance with financial covenants under the Company’s credit agreement;

•	effect on liquidity of the Company’s debt service requirements; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.
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

Introduction
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services, hospice services and community care services serving patients through approximately 550 locations in 40 states. The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated primarily from federal and state government programs and, to a lesser extent, commercial insurance and individual consumers.
The Company’s operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment and (iii) its Community Care segment. Discontinued operations represent services provided to patients through the Company's Rehab Without Walls® business and the Company’s homemaker services business in Illinois ("IDOA").
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. See Note 4 to the Company's consolidated financial statements for further information.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 12 to the Company's consolidated financial statements for further information.
During 2013, the Company undertook a corporate restructuring initiative, referred to as "One Gentiva", to better align its home health, hospice and community care businesses under a common regional management structure. In addition, the Company undertook a branch rationalization initiative to review under performing branches. As a result of this review, the Company has closed or consolidated 77 branches through early 2014.
In addition, during 2013 the Company completed three other acquisitions for total cash consideration of $6.1 million. These transactions were done primarily to extend the Company's geographic coverage areas for home health and hospice services.
A summary of the transactions for 2013, 2012 and 2011 and the consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Harden Healthcare Holdings, Inc	Nationwide	October 18, 2013	$426.8
Appalachian Regional Health Systems	North Carolina	September 30, 2013	2.7
Wake Forest Baptist Health Care at Home, LLC	North Carolina	August 23, 2013	2.4
Hope Hospice, Inc.	Indiana	April 30, 2013	1.0
Family Home Care Corporation	Washington and Idaho	August 31, 2012	12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.7
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold off its consulting business. A summary of the Company's operations which were sold during 2012 and 2011 are as follows (in millions):

Dispositions:	Date	Consideration
Phoenix area hospice operations	November 30, 2012	$3.5
Gentiva Consulting	May 31, 2012	0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
Certain home health branches-Utah, Michigan, Nevada and Brooklyn, New York	Fourth Quarter 2011	1.6
Furthermore, during 2011 the Company sold its IDOA business based in Illinois and its Rehab Without Walls® business. A summary of these transactions follows (in millions):

Discontinued operations:	Date	Consideration
IDOA	October 14, 2011	$2.4
Rehab Without Walls®	September 10, 2011	9.8
The Company considered these business units as operating segments and, as such, the financial results of these businesses were reported as discontinued operations for all periods presented in the Company’s consolidated financial statements.
During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of comprehensive income. See Note 7 to the Company's consolidated financial statements for further information.
The impact of these transactions have been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 4 to the Company's consolidated financial statements for further information.
Business Segments
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice, and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments.
Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2013, is contained under “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 20 “Business Segment Information” to the Company’s consolidated financial statements.
Home Health
The Home Health segment is comprised of direct home nursing and therapy services operations, including specialty programs. As of December 31, 2013, the Home Health segment conducted its business through approximately 310 locations located in 38 states.
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
Gentiva’s direct home nursing and therapy services Home Health operations, together with Hospice operations, are organized into five geographic regions, each of which is led by a regional president and is staffed with clinical, operational, human resource, finance and sales teams. Each region includes branch locations through which home healthcare agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care. The clinical associates are employed on either a full-time basis or are paid on a per visit, per diem or per hour basis.
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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information.
Hospice
The Hospice segment serves terminally ill patients and their families through approximately 210 locations operating in 30 states. Together with Home Health, Hospice operations are organized into five geographic regions, each of which is led by a regional president and is staffed with clinical, operational, human resource, finance and sales teams. Each region includes branch locations through which our hospice agencies operate. Each agency is led by a director and is staffed with clinical and administrative support staff as well as clinical associates who deliver direct patient care.
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
The Hospice segment also delivers services through focused specialty programs that include:

•
Memory Care Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Community Care
The Community Care segment serves patients who have chronic or long-term disabilities who need help with routine personal care through approximately 30 locations in 5 states: Texas, Missouri, Oklahoma, North Carolina and Kansas. These services include help with personal needs, such as bathing and dressing, and household activities, such as laundry and shopping, all of which help enable the patient to remain at home. Community Care services are funded primarily through state Medicaid programs, which vary state to state.
Payers
A summary of the Company’s net revenues by major payer classification follows:

	For the Year Ended
	2013			2012		2011
	Home Health	Hospice	Community Care	Home Health	Hospice	Home Health	Hospice
Medicare	81%	93%	—%	79%	93%	79%	93%
Medicaid and Local Government	5	4	98	5	4	5	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	9	—	8	—
Other	8	3	2	7	3	8	3
Total net revenues	100%	100%	100%	100%	100%	100%	100%

Trademarks
The Company has various trademarks registered with the U.S. Patent and Trademark Office, including CASEMATCH®, CROSS IN CIRCLE DESIGN®, GENTIVA®, GENTIVA AND CROSS IN CIRCLE DESIGN®, GENTIVA UNIVERSITY®, GREAT HEALTHCARE HAS COME HOME®, HARDEN HEALTHCARE®, HEALTHFIELD®, ODYSSEY HEALTHCARE, INC.®, ODYSSEY HEALTHCARE AND DESIGN®, PROMISECARE®, SAFE STRIDES®, VISTACARE® and VISTACARE AND DESIGN®. GENTIVALINK(SM) is in the process of being registered with the U.S. Patent and Trademark Office.
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
Business Environment
Factors that the Company believes have contributed and will contribute to the development of its Home Health, Hospice and Community Care business segments include:

•	recognition that in-home services can be a cost-effective alternative to more expensive institutional care;

•	aging demographics;

•	changing family structures in which more aging people will be living alone and may be in need of assistance;

•	increasing consumer and physician awareness and interest in home health, hospice and community care services;

•	the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home;

•	clinical specialization; and

•	medical and technological advances that allow more health care procedures and monitoring to be provided at home.
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
Competitive Position
Home Health. The home health services industry in which the Company operates is highly competitive and fragmented. Home healthcare providers range from facility-based agencies (hospital, nursing home, rehabilitation facility, government agency) to independent companies to visiting nurse associations and nurse registries. They can be not-for-profit organizations or for-profit organizations. There are relatively few barriers to entry in some of the home health services markets in which the Company operates. In addition to several publicly-held companies, the Company’s primary competitors for its home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations, both for profit and not-for-profit. Based on available information, the Company believes that its home health services business held approximately a 4 percent Medicare home health reimbursement market share in 2012. The Company competes with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company believes that it has a favorable competitive position, attributable mainly to the consistently high quality and targeted services it has provided over the years to its patients, as well as to its screening and evaluation procedures and training programs for clinical associates who provide direct care to patients.

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
Hospice. The hospice care industry is very competitive and fragmented. The Company competes with not-for-profit and charity-funded hospice programs that may have strong ties to their local medical communities and with for-profit programs that may have significantly greater financial and marketing resources than the Company. The Company also competes with a number of hospitals, nursing homes, long-term care facilities, home health agencies and other healthcare providers that offer hospice care or “hospice-like” care to patients who are terminally ill. Based on available information, the Company believes that its hospice operations held approximately a 5 percent Medicare hospice reimbursement market share in 2012.
Community Care. The community care services industry in which the Company operates is highly competitive, fragmented and market specific. Each local market has its own competitive blue print and there is no one competitor with significant market share in all of the markets in which the Company operates. The Company competes with home health providers, privately and publicly held homecare organizations, community-based organizations, managed care organizations, hospital-based agencies and not-for-profit organizations. There is continual competition from new entrants into the Company's markets.
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

Number of Persons Employed
The Company employs full-time administrative associates, sales associates and direct patient care clinical associates who are paid on both a salaried and a pay-per-visit basis and are eligible for benefits. In addition, the Company also employs temporary and part-time clinical associates, as needed, who are paid on a per diem or hourly basis to provide direct patient care in the Company's home health, hospice and community care businesses. The Company believes that its relationship with its employees is generally good.
As of December 31, 2013 and December 31, 2012, the number of associates employed by segment follows:

	For the year ended December 31, 2013
	Home Health	Hospice	Community Care	Total
Per Diem/Hourly	3,100	1,500	17,400	22,000
Salaried/Pay-Per-Visit	5,400	4,500	100	10,000
Total clinical associates	8,500	6,000	17,500	32,000
Administrative and sales associates				7,200
Total				39,200

	For the year ended December 31, 2012
	Home Health	Hospice	Community Care	Total
Per Diem/Hourly	1,700	900	—	2,600
Salaried/Pay-Per-Visit	5,000	4,400	—	9,400
Total clinical associates	6,700	5,300	—	12,000
Administrative and sales associates				5,200
Total				17,200
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
The Company’s compliance with these regulations and standards may affect its participation in Medicare, Medicaid, TRICARE and other federal and state healthcare programs. For example, to participate in the Medicare program, a Medicare beneficiary must be under the care of a physician, have an intermittent need for skilled nursing, physical or other therapy care, must be homebound and must receive home healthcare services from a Medicare certified home healthcare agency. The Company is also subject to a variety of federal and state regulations which prohibit fraud and abuse in the delivery of healthcare services. These regulations include, among other things:

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
Home Health

The Centers for Medicare & Medicaid Services ("CMS") has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v)adjustments for defined rural areas of the country. During 2013 and 2012, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
On November 22, 2013, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012, as provided for under the Affordable Care Act. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in low utilization payments amounts (“LUPAs”) and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014.
On November 2, 2012, CMS issued a final rule to update and revise Medicare home health payments for calendar year 2013. This is comprised of a net market basket update of 1.30 percent, which includes the 1 percent reduction mandated by the Affordable Care Act, offset by a case mix creep adjustment of 1.32 percent. The net effect of these changes decreases the base rate for an episode of service by 0.02 percent to $2,138, subject to further impact from wage index adjustments. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration", were put in place, which mandated an additional 2 percent reduction in Medicare home health payments, beginning April 1, 2013.
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
Hospice
In July 2012, CMS released a final rule, effective for hospice services provided October 1, 2012 through September 30, 2013, that provided for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place, which mandated an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013.
Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In August 2013, CMS announced the cap amount for the 2013 cap year of $26,158 per beneficiary, which period ran from November 1, 2012 through October 31, 2013.
Community Care
Reimbursement for community care services that we provide is primarily through Medicaid and managed care providers and rates can vary state by state. There are currently various legislative efforts under way to increase minimum wage laws that could significantly impact the wage rates for personal care attendants we utilize to provide such services.
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
This annual report on Form 10-K contains forward-looking statements which involve a number of risks, uncertainties and assumptions, as discussed in more detail above under Item 1 “Business-Special Caution Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.
The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment in our Company’s securities.
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our Credit Agreement and senior notes.
We are highly leveraged. As of December 31, 2013, our total indebtedness was approximately $1.18 billion. We also have an additional $100.0 million revolving credit facility (without taking into account approximately $52.0 million of letters of credit that we have issued).
Our high degree of leverage could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	making it more difficult for us to make payments on the senior notes;

•	increasing our vulnerability to adverse changes in general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged than Gentiva.
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
In addition, our Credit Agreement requires us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants or failure to maintain or satisfy a financial ratio or test could result in a default under one or more of these agreements. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. If the lenders under our Credit Agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts owed under our Credit Agreement as well as our unsecured indebtedness, including the senior notes.
Despite our high indebtedness, we and our subsidiaries may still be able to incur additional amounts of debt, which could increase the risks associated with our substantial indebtedness.
Under the terms of our Credit Agreement and the indenture governing the senior notes, we and our subsidiaries may be able to incur additional indebtedness in the future. In addition, as of December 31, 2013, we had a $100.0 million revolving credit facility (without taking into account approximately $52.0 million of letters of credit we have issued). These borrowings and any other secured indebtedness permitted under agreements governing our indebtedness would be effectively senior to our senior notes and their guarantees to the extent of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.
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
Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate businesses that we may acquire. The process of integrating acquired businesses involves risks. These risks include, but are not limited to:

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
The future growth of our business and our future financial performance will depend on, among other things, our ability to increase our revenue base through a combination of internal growth and strategic ventures, including acquisitions. Future revenue growth cannot be assured, as it is subject to various risk factors, including:

•	our ability to achieve anticipated operational benefits, including leveraging referral sources;

•	the effects of competition;

•	pending initiatives concerning the levels of Medicare, Medicaid and private health insurance reimbursement and uncertainty concerning reimbursements in the future;

•	our ability to generate new and retain existing contracts with major payer sources;

•	our ability to attract and retain qualified personnel, especially in a business environment experiencing a shortage of clinical professionals;

•	our ability to identify, negotiate and consummate desirable acquisition opportunities on reasonable terms;

•	our ability to obtain the necessary financing for acquisitions;

•	our ability to integrate effectively and retain the businesses acquired by us through acquisitions we have made or may make; and

•	the requirement for obtaining Medicare licenses and certificates of need to operate in certain jurisdictions.
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
Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities where our home health, hospice and community care locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other home health, hospice or community care providers, or not at all. Our growth and profitability depend significantly on our ability to provide good patient and family care, to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of home health, hospice and community care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of home health, hospice and community care will increase.
Competition among home healthcare, hospice and community care services companies is intense.
The home health, hospice and community care services industry is highly competitive. We compete with a variety of other companies in providing home health, hospice and community care services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those offered by us and may thereby attract customers who are presently receiving our home health or hospice services.
In many areas in which our home health, hospice and community care programs are located, we compete with a large number of organizations, including:

•	community-based home health and hospice providers;

•	national and regional companies;

•	hospital-based home health agencies, hospice and palliative care programs; and

•	nursing homes.
Some of our current and potential competitors have or may obtain significantly greater marketing and financial resources than we have or may obtain. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing services, may expand their services to include home health services, hospice care, community care services or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.
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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”) and, on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (collectively the “Health Care Reform Act”). The Health Care Reform Act mandates important changes to reimbursement for home health and hospice, including reductions in reimbursement levels. See “Risks Related to Healthcare Regulation” beginning on page 17.
On November 22, 2013, the CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012, as provided for under the Affordable Care Act. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in low utilization payments amounts (“LUPAs”) and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014. In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as “sequestration,” were put in place, which mandated an additional 2 percent reduction in Medicare home health and hospice payments, beginning April 1, 2013.
Reimbursement for community care services that we provide is primarily through Medicaid and managed care providers and rates can vary state by state. There are currently various legislative efforts under way to increase minimum wage laws that could significantly impact the wage rates for personal care attendants we utilize to provide such services. There can be no assurance these changes will not adversely affect us.
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
Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets, net amounted to $390.1 million and $256.3 million, respectively, at December 31, 2013. We have assigned to our reporting units the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable.
To determine the fair value of our reporting units, we use a present value (discounted cash flow) technique corroborated by market multiples when available, a reconciliation to market capitalization or other valuation methodologies and reasonableness tests, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the reporting units.
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
We have long-lived assets consisting of fixed assets, which include software development costs related to various information technology systems. The net carrying value of fixed assets amounted to $49.4 million at December 31, 2013, which included deferred software development costs of $1.5 million primarily related to enhancements of the Company’s human resources, time-keeping and management information systems. We review these amounts at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a future determination that a significant impairment in value of our long-lived assets has occurred, such determination could require us to write off a substantial portion of our assets. Depending upon the magnitude of the write-off, our financial results could be negatively affected.

There are risks of business disruption associated with new business systems and technology initiatives.
We began the implementation of a new electronic medical records system in our home health business, in 2013, with a relatively small vendor. Implementation disruptions or the failure of new systems and technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations.
Effective October 1, 2014, we, as well as all other entities covered by the Health Insurance Portability and Accountability Act of 1996, are required to report medical diagnoses under new ICD-10-CM coding diagnosis codes, which replace the current ICD-9CM coding diagnosis codes. ICD-10 codes, which are alphanumeric and contain 3 to 7 characters, are entirely different from ICD-9 codes, which are mostly numeric and contain 3 to 5 digits. If claims are not reported properly under ICD-10-CM, there can be a delay in the processing and payment of such claims, or a denial of such claims, which can have a material adverse effect on our financial position and results of operations.
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
We are involved in litigation incidental to the conduct of our business, including a collective and class action lawsuit alleging violations by us of the Federal Fair Labor Standards Act and a putative shareholder class action lawsuit alleging violations by us of the Securities Act of 1933 and Securities Exchange Act of 1934, and may be subject to additional lawsuits in the future. The damages claimed against us in such litigation are substantial.
We cannot assure you that we will prevail in the pending cases. In addition to the possibility of an adverse outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and the results of our operations.
We may experience significant disruption to our business and operations from the effects of severe weather conditions, natural disasters or terrorist acts.
The occurrence of severe weather conditions, natural disasters, terrorist acts or “mass illnesses” such as the pandemic flu, may cause significant business interruptions and result in increased costs and decreased revenues, which could have an adverse effect on our financial position, results of operations or liquidity in a particular year or quarter. In the affected areas, our offices may be forced to close for limited or extended periods of time, and we may face the reduced availability of clinical associates.
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
In March 2010, President Obama signed into law the Health Care Reform Act. This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to home health services and hospice services, continues to evolve.
The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states are also initiating significant reform of their health insurance markets. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the federal law and the state proposals will increase the number of insured persons by expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payers. As a result, commercial payers may likely seek to lower their rates of reimbursement for the services we provide.
The Health Care Reform Act mandates changes to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress. Beginning October 1, 2012, the annual market basket rate increase for hospice providers was reduced by a formula that caused payment rates to be lower than in the prior year.
Given continued evolution of the Health Care Reform Act, and taking into account proposed state reforms, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.
Furthermore, under the Health Care Reform Act, beginning in 2015, if we provide medical benefits, we will be required to provide a minimum level of coverage for all full-time employees. If we do not provide such coverage, we will be subject to penalties. Currently, we do not offer medical coverage to all of our full-time employees, many of whom work in community care. The impact of penalties for not providing coverage or the additional costs of providing coverage may have a significant effect on our profitability, particularly in community care.
Legislative and regulatory actions resulting in changes in reimbursement rates or methods of payment from Medicare and Medicaid, or implementation of other measures to reduce reimbursement for our services, may have a material adverse effect on our revenues and operating margins. Reimbursement to us for our hospice services is subject to Medicare cap amounts, which are calculated by Medicare.
In 2013, 91 percent of Gentiva’s total net revenues were generated from Medicare, Medicaid and local government programs. The healthcare industry is experiencing a trend toward cost containment, as the government seeks to stabilize or reduce reimbursement and utilization rates.
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

Overall payments made by Medicare to us for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS usually announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount and are at risk if our estimate exceeds the later announced cap amount. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned by us to Medicare. In August 2013, CMS announced that the Medicare cap would be $26,158 per beneficiary for the 2013 cap year, which is November 1, 2012 through October 31, 2013. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.
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
In November 2013, CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in LUPAs and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014.
In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as “sequestration,” were put in place, which mandated an additional 2 percent reduction in Medicare home health and hospice payments, beginning April 1, 2013.
Reimbursement for community care services that we provide is through Medicaid and can vary state by state. Medicaid rates can be changed as well as can any minimum wage rates for personal care attendants providing such services. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments as well as changes to minimum wage laws could cause our net patient service revenue and profits to materially decline.
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
We entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”), which became effective on February 15, 2012, concurrent with the execution of a settlement agreement with the United States, acting through the United States Department of Justice and on behalf of the OIG. The CIA imposes certain auditing, self-reporting and training requirements with which we must comply. If we fail to comply with the terms of our CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. For example, in connection with the auditing imposed by the CIA, we have recognized negative adjustments to our revenues due to repayments. A suspension or termination of participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition.
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
Our common stock is traded on The NASDAQ Global Select Market, and the market price for our common stock has been volatile. For example, during 2013, the market price for a share of our common stock ranged from a low of $8.47 to a high of $13.85, and during 2012 the market price for a share of our common stock ranged from a low of $5.13 to a high of $12.85. The market price of our common stock may continue to fluctuate substantially based on a number of factors, including, but not limited to:

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
Except for a special cash dividend paid in 2002, we have never paid any cash dividends on our common stock, and we have no intention in the foreseeable future to pay any cash dividends on our common stock. Future payments of dividends, if any, and the amount of the dividends will be determined by our Board of Directors from time to time based on our results of operations, financial condition, cash requirements, future prospects and other factors our Board of Directors deems relevant. Additionally, our Credit Agreement and the indenture governing our senior notes contain restrictions on our ability to declare and pay dividends. See “-Risks Related to Our Indebtedness-Our debt agreements contain restrictions that will limit our flexibility in operating our business.” Therefore, an investor in our common stock would be able to obtain an economic benefit from purchasing our common stock only if the trading price of the shares increases after such purchase and the investor sells the shares at the increased price.
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

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our Credit Agreement and the indenture governing our senior notes contain various covenants that limit our ability, among other things, to consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. See “—Risks Related to Our Indebtedness—Our debt agreements contain restrictions that will limit our flexibility in operating our business.”

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company’s corporate headquarters is leased and is located at 3350 Riverwood Parkway, Suite 1400, Atlanta, Georgia 30339. The Company also has major regional administrative offices that are leased and located in Overland Park, Kansas and Austin, Texas. The Company also maintains more than 600 leases for other offices and locations on various terms expiring on various dates. In addition, Gentiva owns property in Dothan, Alabama; Southfield Michigan; Fort Worth, Texas and Marianna Florida that is used in the Company’s hospice operations.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On November 4, 2013, the Court denied the Company's motion to amend the District Court's July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its Order, the Court established a 30-day deadline for the Company to file its motion for decertification of the FLSA collective action class, which the Company then filed on December 4, 2013. If the District Court denies the Company's motion for decertification, the case will move into the damages phase of the litigation. If the District Court grants the Company's motion for decertification, the case will move into the damages phase of the litigation for the five named Plaintiffs only. While the parties continue to prepare to litigate the damages phase of the lawsuit and potential decertification of the collective action, the case remains conditionally certified with a class of approximately 1,000 allegedly similar employees seeking attorneys’ fees, back wages and liquidated damages going back three years under the FLSA.
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

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The Company denies the plaintiff's allegations but, following a March 2012 mediation, agreed to pay a total settlement amount of $5 million to settle the collective and class action claims. The federal district court granted final approval of the settlement on March 26, 2013, and funds were disbursed to the participating class members, 99 percent of whom timely negotiated their settlement checks. The unclaimed wages will escheat to the State of California, and any balance remaining will be distributed to a cy pres beneficiary at the conclusion of the escheat process. A status conference is scheduled for June 22, 2015, at which time the parties will present a final accounting of the settlement fund, and the court is expected to approve distribution of the residual to the cy pres beneficiary and dismiss the case.
On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc., Narayan Ponakala and Catherine Ponakala , which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, were the relators and alleged that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further alleged that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators sought statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators sought back pay plus interest and other damages because of defendants’ alleged retaliation against relators. Odyssey sought indemnification from Generations Healthcare and its owners, who were defendants in this action. The action has been settled and all parties have signed a confidential settlement agreement. A stipulation of dismissal was filed on February 11, 2014, dismissing the case in its entirety.
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
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the 1934 Act, as well as Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act"), in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss. On September 19, 2013, the court granted in part and denied in part defendants’ motion to dismiss. As a result of the court’s decision, the named current officers and directors were dismissed from the action, and certain claims against Gentiva and a former officer and a former officer/director remained. On October 3, 2013, the remaining defendants moved for partial reconsideration of the court’s September 19 order. On December 10, 2013, the court granted in part and denied in part the remaining defendants' motion for partial reconsideration. As a result of the court's decision, Gentiva and the former officer were dismissed from the action, and only a Section 10(b) claim against the former officer/director remains. On January 9, 2014, the former officer/director filed an answer to the consolidated amended class action complaint. On January 28, 2014, lead plaintiff filed a motion for the entry of final judgment under Rule 54(b) of the Federal Rules of Civil Procedure. On March 3, 2014, the court granted in part and denied in part lead plaintiff's motion under Rule 54(b), granting the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1933 Act as to all defendants, and denying the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1934 Act as to all defendants other than the former officer/director. As a result of the court's decision, on March 6, 2014, the court entered final judgment in favor of all defendants on lead plaintiff's claims under Sections 11 and 15 of the 1933 Act.
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
Shareholder Derivative Litigation
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action. The board of directors formed a committee (the “Committee”) to consider the demand.
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.  On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted.  On August 2, 2013 and September 24, 2013, respectively, each of the plaintiffs in the Georgia Federal Court Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia Federal Court Action.  The demands were considered by the Committee along with the November 30, 2012 demand, and, after conducting an investigation of the allegations contained in each of the three demands, the Committee and the Board determined that taking any or all of the demanded actions would not serve the best interests of Gentiva and its shareholders. Accordingly, the Board voted unanimously to rejects the demands.

Government Matters
Investigations Involving Odyssey
On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any wrongdoing against Odyssey or the Company and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and the Company and Odyssey moved to dismiss the allegations made against them. That motion is pending before the court, and discovery is continuing. The case has been set for trial on September 21, 2015. VistaCare, Odyssey, and the Company deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
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

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of Gentiva
The following table sets forth certain information regarding each of the Company’s executive officers as of March 12, 2014:

Name	Executive Officer Since	Age	Position and Offices with the Company
Rodney D. Windley	2013	66	Executive Chairman and Director
Tony Strange	2006	51	Chief Executive Officer and President and Director
Eric R. Slusser	2010	53	Executive Vice President, Chief Financial Officer and Treasurer
David A. Causby	2011	42	Executive Vice President and Chief Operating Officer
John N. Camperlengo	2008	50	Senior Vice President, General Counsel and Secretary
Jeff Shaner	2011	41	Senior Vice President and President of Operations
Charlotte A. Weaver	2008	66	Senior Vice President and Chief Clinical Officer
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
Eric R. Slusser
Mr. Slusser has served as executive vice president, chief financial officer and treasurer of the Company since May 2010. He served as senior vice president, finance, of the Company from October 2009 to May 2010. Mr. Slusser served as executive vice president and chief financial officer of Centene Corporation, a healthcare services company providing specialty and managed care health plan coverage, from July 2007 through May 2009, as executive vice president international development of Centene Corporation from May 2009 through October 2009 and as treasurer of Centene Corporation from February 2008 to July 2009. Mr. Slusser served as executive vice president of finance, chief accounting officer and controller of Cardinal Health, Inc., a diversified healthcare company providing healthcare products and services, from 2006 to 2007.

David A. Causby
Mr. Causby has served as executive vice president and chief operating officer of the Company since October 2013. He served as senior vice president and president, home health division, of the Company from May 2011 to October 2013 and as senior vice president of operations for the home health division from 2008 to May 2011. He previously held various other positions with the Company, including vice president of operations for the home health division and vice president of operations for the western region and the Carolinas region. He joined Healthfield in 2003 as assistant vice president for the Carolinas.
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
Jeff Shaner
Mr. Shaner has served as senior vice president and president of operations of the Company since October 2013. He served as senior vice president and president, hospice division, of the Company from May 2011 to October 2013 and as senior vice president of operations for the hospice division from August 2010 to May 2011. From 2004 to 2010, Mr. Shaner held various operational positions with the Company, including vice president of operations for the home health division and vice president of operations for the southeast region. In 2002, he joined Total Care, Inc., which was subsequently acquired by Healthfield, as area vice president. Mr. Shaner also serves as president of the Gentiva Hospice Foundation.
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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is quoted on The Nasdaq Global Select Market under the symbol “GTIV.”
The following table sets forth the high and low sales prices for shares of the Company’s common stock for each quarter during 2013 and 2012:

2013	High	Low
1st Quarter	$12.90	$9.20
2nd Quarter	11.90	9.09
3rd Quarter	13.85	8.47
4th Quarter	13.54	10.28

2012	High	Low
1st Quarter	$8.99	$6.25
2nd Quarter	9.04	5.13
3rd Quarter	12.85	6.05
4th Quarter	11.79	9.20

Holders
As of March 6, 2014, there were approximately 3,700 holders of record of the Company’s common stock, including participants in the Company’s employee stock purchase plan, brokerage firms holding the Company’s common stock in “street name” and other nominees.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Gentiva Health Services, Inc., The NASDAQ Composite Index and a Peer Group

	12/28/08	01/03/10	12/31/10	12/31/11	12/31/12	12/31/13
Gentiva Health Services, Inc.	$100.00	$100.19	$98.66	$25.04	$37.28	$46.03
NASDAQ Composite Index	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
Peer Group	$100.00	$113.37	$108.90	$61.65	$82.44	$98.43
The peer group, chosen by Gentiva, is comprised of the following publicly traded companies: Almost Family, Inc., Amedisys, Inc., Chemed Corporation and LHC Group, Inc.

The graph and table above, based on data furnished by Research Data Group, Inc., assume that $100 was invested on December 28, 2008 in each of Gentiva’s common stock, the NASDAQ Composite Index and the Peer Group and that all dividends (if any) were reinvested.

Item 6.	Selected Financial Data
The following table provides selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2013. The data has been derived from the Company’s audited consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. Prior to 2010, the Company’s fiscal year ended on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal year 2009. As a result of this policy, fiscal year 2009 included 53 weeks of activity. In 2010, the Company adopted a change to a calendar year reporting period from its then current fiscal year reporting. As such, fiscal year 2010 ended on December 31, 2010 instead of January 2, 2011, the date designated under its prior fiscal year end reporting calendar. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting periods included 365 days in fiscal year 2011, 362 days in fiscal year 2010 and 371 days in fiscal year 2009.

	For the Year
(in thousands, except per share amounts)	2013		2012		2011		2010		2009
Statement of Operations Data
Net revenues	$1,726,644	(1)	$1,712,804		$1,798,778		$1,414,459	(8)	$1,118,811
Gross profit	784,464	(1)	804,063		850,323		734,385	(8)	584,614
Selling, general and administrative expenses	(701,716)	(1),(7)	(655,766)	(7)	(730,407)	(7)	(606,864)	(7),(8)	(480,461)	(7)
Goodwill, intangibles and other long-lived asset impairment	(610,436)	(4)	(19,132)	(4)	(643,305)	(4)	—		—
(Loss) income from continuing operations attributable to Gentiva shareholders	(598,994)	(5)	26,796	(2),(3)	(458,840)		55,290		67,331
Discontinued operations, net of tax (6)	—		—		8,315		(3,135)		(8,149)
Net (loss) income attributable to Gentiva shareholders	(598,994)	(5)	26,796	(2),(3)	(450,525)		52,155		59,182	(9)
Basic earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.75)		$0.88		$(15.13)		$1.86		$2.31
Discontinued operations, net of tax	—		—		0.28		(0.11)		(0.28)
Net (loss) income attributable to Gentiva shareholders	(18.75)		0.88		(14.85)		1.75		2.03
Weighted average shares outstanding—basic	31,954		30,509		30,336		29,724		29,103
Diluted earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.75)		$0.87		$(15.13)		$1.81		$2.26
Discontinued operations, net of tax	—		—		0.28		(0.10)		(0.28)
Net (loss) income attributable to Gentiva shareholders	(18.75)		0.87		(14.85)		1.71		1.98
Weighted average shares outstanding—diluted	31,954		30,687		30,336		30,468		29,822
Balance Sheet Data (at end of year)
Cash items and short-term investments	$86,957		$207,052		$164,912		$104,752		$152,410
Working capital	94,291		226,128		225,139		124,764		190,918
Total assets	1,262,617		1,510,934		1,530,328		2,120,128		1,060,603
Long-term debt and capital leases	1,124,432		910,182		973,261		1,026,760		232,466
Gentiva’s shareholders’ equity	(303,069)		233,162		199,938		635,574		571,163
Common shares outstanding	36,375		30,748		30,779		30,158		29,480

(1)
Effective October 18, 2013, the Company completed the acquisition of Harden Healthcare Holdings, Inc., and its home health, hospice, and community care businesses. The Company also completed several other smaller acquisitions during 2013. See Note 4 to the Company’s consolidated financial statements for additional information.

(2)
For the year ended December 31, 2012, net income includes an $8.0 million pre-tax gain related to the (i) sale of the Phoenix area hospice operations, (ii) the sale of the Gentiva consulting business and (iii) the sale of eight home health branches and four hospice branches in Louisiana. See Note 4 to the Company’s consolidated financial statements.

(3)
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

(4)
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $379.8 million and $6.3 million, respectively, for the year 2013.

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

(5)
For the year ended December 31, 2013, net loss includes $19.1 million relating to the write-off of deferred debt issuance costs and fees associated with the Company entering a new credit agreement, dated October 18, 2013.

(6)
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

(7)
The Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs, and legal settlements of $27.5 million, $5.7 million, $49.1 million, $46.0 million and $2.4 million, as summarized below. See Note 10 to the Company’s consolidated financial statements for additional information.

	2013	2012	2011	2010	2009
Home Health	$3.3	$5.6	$7.7	$11.8	$1.4
Hospice	8.2	0.4	3.7	0.3	—
Community Care	—	—	—	—	—
Corporate expenses	16.0	(0.3)	37.7	33.9	1.0
Total	$27.5	$5.7	$49.1	$46.0	$2.4

(8)
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

(9)
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
Overview
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services, hospice services and community care services serving patients through approximately 550 locations in 40 states.
The Company provides a single source for skilled nursing; physical, occupational, speech and neurorehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated from federal and state government programs, commercial insurance and individual consumers.
The federal and state government programs under which the Company generates a majority of its net revenues are subject to legislative and other risk factors that can make it difficult to determine future reimbursement rates for Gentiva’s services to its patients. In March 2010, President Obama signed into law the Affordable Care Act which represents a $39.5 billion reduction in Medicare home health spending over an extended period. The law phases in the reductions over seven years, including rebasing of Medicare reimbursement rates over a four year period beginning in 2014, with reductions resulting from rebasing of 3.5 percent per year. The Company anticipates that many of the provisions of the Affordable Care Act may be subject to further clarification and modification through the rule-making process.
On November 22, 2013, the CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012, as provided for under the Affordable Care Act. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in low utilization payments amounts (“LUPAs”) and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014. In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In addition, on March 1, 2013, the automatic reductions in Federal spending, known as “sequestration,” were put in place, which mandated an additional 2 percent reduction in Medicare home health and hospice payments, beginning April 1, 2013.
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
The Company believes that several marketplace factors can contribute to its future growth. First, the Company is a leader in a highly fragmented home healthcare and hospice industry populated by more than 16,000 Medicare certified providers of varying size and resources. Second, the cost of a home healthcare visit to a patient can be significantly lower than the cost of an average day in a hospital or skilled nursing institution and third, the demand for home care is expected to grow, primarily due to an aging U.S. population. In addition, the Company expanded its service offerings in 2013 to include community care services through its Harden acquisition in order to expand it presence along the continuum of care. The Company expects to capitalize on these factors through a determined set of strategic priorities, as follows: growing revenues from services provided to the geriatric population, with a particular emphasis on expanding the penetration of the Company’s innovative specialty programs; focusing on clinical associate recruitment, retention and productivity; evaluating and closing opportunistic acquisitions; seeking further operating leverage through more efficient utilization of existing resources; implementing technology to support the Company’s various initiatives; and strengthening the Company’s balance sheet to support future growth. The Company anticipates executing these strategies by continuing to expand its sales presence, making operational improvements and deploying new technologies, providing employees with leadership training and instituting retention initiatives, ensuring strong ethics and corporate governance, and focusing on shareholder value.

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
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services provided to patients through the Company’s Rehab Without Walls® business and the Company’s homemaker agency business. See Note 4 to the Company's consolidated financial statements.
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
In addition, through May 31, 2012 the Company provided consulting services to home health agencies which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company's Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in the Company's consolidated financial statements. See Note 4 to the Company's consolidated financial statements.
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
The Hospice segment also delivers services through focused specialty programs that include:

•
Memory Care Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Community Care
The Community Care segment serves patients who have chronic or long-term disabilities who need help with routine personal care operating in 5 states: Texas, Missouri, Oklahoma, North Carolina and Kansas. These services include help with personal needs, such as bathing and dressing, and household activities, such as laundry and shopping, all of which help enable the patient to remain at home. Community Care services are funded primarily through state Medicaid programs, which vary state to state.

Significant Developments
Acquisitions
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million.
In addition, during 2013 the Company completed three other acquisitions for total cash consideration of $6.1 million. These transactions were done primarily to extend the Company's geographic coverage areas for home health and hospice services.
A summary of the transactions for 2013, 2012 and 2011 and the consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Harden Healthcare Holdings, Inc	Nationwide	October 18, 2013	$426.8
Appalachian Regional Health Systems	North Carolina	September 30, 2013	2.7
Wake Forest Baptist Health Care at Home, LLC	North Carolina	August 23, 2013	2.4
Hope Hospice, Inc.	Indiana	April 30, 2013	1.0
Family Home Care Corporation	Washington and Idaho	August 31, 2012	12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.7
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold off its consulting business. A summary of the Company's operations which were sold during 2012 and 2011 are as follows (in millions):

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
Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The comparison of results of operations between 2013 and 2012 has been impacted significantly by the following items:

•
The Company closed a significant number of branch operations, sold a number of operating units and completed several acquisitions affecting the reporting periods presented, including the Harden transaction effective October 18, 2013. As a result of these activities, the Company’s net revenues comparisons were positively impacted for 2013 by approximately $91.1 million as compared to the corresponding periods of 2012. See Note 4.

•
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $379.8 million and $6.3 million, respectively, for the year 2013.

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

•
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

•	The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $27.5 million and $5.7 million for 2013 and 2012, respectively.

•
On October 18, 2013, Gentiva entered into a new senior secured credit agreement providing for (i) a six year $670 million term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility. Net interest expense and other included charges of $19.1 million for 2013 relating to the write-off of deferred debt issuance costs and fees associated with the new credit agreement.

•
In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter of 2012, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix.

Net Revenues
A summary of the Company’s net revenues by segment follows:

(Dollars in millions)	2013	2012	Percentage Variance
Home Health	$965.8	$948.0	1.9%
Hospice	715.2	764.8	(6.5)%
Community Care	45.6	—	—%
Total net revenues	$1,726.6	$1,712.8	0.8%
Net revenues by major payer source are as follows (in millions):

	2013				2012
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$787.3	$667.9	$—	$1,455.2	$749.0	$715.5	$1,464.6
Medicaid and Local Government	43.8	28.3	44.5	116.6	46.8	27.7	74.4
Commercial Insurance and Other:
Paid at episodic rates	59.6	—	—	59.6	85.2	—	85.2
Other	75.1	19.0	1.1	95.2	67.0	21.6	88.6
Total net revenues	$965.8	$715.2	$45.6	$1,726.6	$948.0	$764.8	$1,712.8
For 2013 as compared to 2012, net revenues increased by $13.8 million, or 0.8 percent, to $1.73 billion from $1.71 billion.

Home Health
The following table reflects the impact on net revenues for 2013 relating to businesses acquired, closed or divested in 2013 and 2012 (in millions):

	2012	2013	Impact
Medicare	$7.9	$36.4	$28.5
Medicaid and Local Government	1.4	1.4	—
Commercial Insurance and Other:
Paid at episodic rates	1.1	0.8	(0.3)
Other	2.3	6.9	4.6
Total net revenues	$12.7	$45.5	$32.8
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government, and Commercial Insurance and Other. Net revenues in 2013 were $965.8 million, an increase of $17.8 million, or 1.9 percent, from $948.0 million in 2012. The increase is primarily attributable to the Harden acquisition offset by (i) the net decrease in Medicare reimbursement rates, effective January 1, 2013, (ii) the effect of the 2 percent Medicare rate reduction, known as sequestration, and (iii) the Company's decision to exit certain managed care contracts, partially offset by growth in the Company's Medicare business.
The Company’s episodic revenues increased 1.5 percent during 2013. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (dollars in millions):

	2013	2012	Percentage Variance
Home Health
Medicare	$787.3	$749.0	5.1%
Non-Medicare PPS	59.6	85.2	(30.1)%
Total	$846.9	$834.2	1.5%
Key Company statistics related to episodic revenues were as follows:

	2013	2012	Percentage Variance
Episodes
Medicare	271,500	255,700	6.2%
Non-Medicare PPS	21,700	32,100	(32.4)%
Total episodes	293,200	287,800	1.9%

Revenue per episode	$2,890	$2,900	(0.3)%
Episode volume for the year ended December 31, 2013 increased 1.9 percent while admissions increased by 0.5 percent, from 198,000 admissions in 2012 to 199,000 admissions in 2013. There were approximately 1.47 and 1.45 episodes for each admission during 2013 and 2012, respectively.
Revenues generated from Medicare were $787.3 million during 2013, an increase of 5.1 percent as compared to $749.0 million in 2012. Medicare revenues represented approximately 82 percent and 79 percent of total Home Health revenues, respectively, for 2013 and 2012. For both 2013 and 2012, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent.
Revenues from Medicaid and Local Government payer sources were $43.8 million for 2013 as compared to $46.8 million for 2012. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $75.1 million and $67.0 million for 2013 and 2012, respectively.
Revenues from the Company's consulting services business, which was sold in May 2012, approximated $1.4 for the year ended December 31, 2012.

Hospice
The following table reflects the impact on net revenues for 2013 relating to businesses acquired, closed or divested in 2013 and 2012 (in millions):

	2012	2013	Impact
Medicare	$17.6	$29.5	$11.9
Medicaid and Local Government	0.3	0.8	0.5
Commercial Insurance and Other:	0.5	0.8	0.3
Total net revenues	$18.4	$31.1	$12.7
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Net revenues in 2013 were $715.2 million as compared to $764.8 million in 2012. Key Company statistics relating to Hospice were as follows:

	2013	2012	Percentage Variance
Patient days (in thousands)	4,711	4,959	(5.0)%
Revenue per patient day	$152	$154	(1.3)%
For 2013, Average Daily Census (“ADC”) approximated 12,900 patients, compared to 13,600 patients for 2012. The average length of stay of patients at discharge was 100 days in 2013 and 96 days in 2012. For both 2013 and 2012, approximately 98 percent of hospice revenues were generated from routine home care while approximately 2 percent of hospice revenues were generated from a combination of general inpatient care, continuous home care and respite care.
Medicare revenues were $667.9 million for 2013 as compared to $715.5 million for 2012. Medicaid and Local Government revenues amounted to $28.3 million for 2013 as compared to $27.7 million for 2012. Revenues derived from Commercial Insurance and Other payers for 2013 were $19.0 million as compared to $21.6 million for 2012.
Community Care
Community Care segment revenues are derived from two payer groups: Medicaid and Local Government and Commercial Insurance and Other. Net revenues in 2013 were $45.6 million consisting of $44.5 million of Medicaid and Local Government and $1.1 million of Commercial Insurance and Other. Billed hours for 2013 were 3,600 and revenue per billed hour was $13.
Gross Profit
The following table reflects gross profit by business segment for 2013 and 2012 (dollars in millions):

	2013	2012	Variance
Gross Profit:
Home Health	$468.5	$462.9	$5.6
Hospice	303.3	341.2	(37.9)
Community Care	12.7	—	12.7
Total	$784.5	$804.1	$(19.6)
As a percent of revenue:
Home Health	48.5%	48.8%	(0.3)%
Hospice	42.4%	44.6%	(2.2)%
Community Care	27.8%	—%	27.8%
Total	45.4%	46.9%	(1.5)%
Gross profit in 2013 decreased by $19.6 million, or 2.4 percent, as compared to 2012.
As a percentage of revenues, gross profit of 45.4 percent in 2013 represented a 1.5 percentage point decrease as compared to 2012.

The overall decrease in gross profit within the Home Health segment as outlined above resulted from (i) the net decrease in Medicare reimbursement rates for 2013, partially offset by (ii) closed or divested branches with lower gross profit percentages and (iii) continued elimination or reduction of certain low margin Medicaid and local government business and commercial business.
Hospice gross profit as a percentage of revenues decreased, as noted in the table above, for 2013 as compared to 2012. The decrease was primarily due to incremental reserves related to eligibility billing reviews.
Gross profit was impacted by depreciation expense of $0.7 million and $1.0 million for 2013 and 2012, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.0 percent, or $45.9 million, to $701.7 million for 2013, as compared to $655.8 million for 2012.
If charges, as noted below, relating to cost savings initiatives, acquisition and integration costs and legal settlements of $27.5 million for 2013 and $5.7 million for 2012 were excluded, the increase in selling, general and administrative expenses would have been approximately 3.7 percent, or $24.1 million, for 2013 as compared to 2012.
The increase in selling, general and administrative expenses in 2013 as compared to 2012, was primarily attributable to (i) cost savings initiatives ($26.8 million), (ii) Home Health field operating, selling and administrative costs ($16.4 million), (iii) Hospice field operating, selling and administrative costs ($8.7 million), (iv) Community Care field operating, selling and administrative costs ($6.2 million), (v) increase in provision for doubtful accounts ($2.9 million) and (iii) equity-based compensation expense ($0.5 million). These costs were partially offset by an decrease in (i) corporate administrative expenses ($4.5 million), (ii) depreciation and amortization ($6.2 million) and (iii) legal settlements ($4.9 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $19.4 million in 2013, as compared to $25.6 million for 2012.
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
Interest Income and Interest Expense and Other
For 2013 and 2012, net interest expense and other was approximately $110.4 million and $89.9 million, respectively, consisting primarily of interest expense of $113.1 million and $92.6 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit and amortization of debt issuance costs. Interest expense was partially offset by interest income of $2.7 million earned on investments and existing cash balances for each of 2013 and 2012.
Net interest expense and other included charges of $19.1 million for 2013 relating to the write-off of deferred debt issuance costs and fees associated with the Company entering a new credit agreement, dated October 18, 2013. Net interest expense and other included charges of $0.5 million for 2012 relating to the write-off of deferred debt issuance costs associated with the reduction in the Company’s revolving credit facility.
Income Tax Expense
The Company recorded an income tax benefit of $39.6 million for 2013, representing a current tax benefit of $2.9 million and a deferred tax benefit of $36.7 million. The Company’s effective income tax rate for 2013 was 6.2 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 6.2 percent for 2013 is primarily due to state income taxes, net of federal benefit (approximately 0.6 percent), partially offset by the impairment of goodwill (approximately 29.2 percent) and other items (approximately 0.1 percent).
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

Net (Loss) Income Attributable to Gentiva Shareholders
For 2013, net loss attributable to Gentiva shareholders was $599.0 million, or $18.75 per diluted share, as compared to net income of $26.8 million, or $0.87 per diluted share, for 2012.
The Company uses adjusted income from continuing operations, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income from continuing operations attributable to Gentiva shareholders as income from continuing operations attributable to Gentiva shareholders, excluding (i) tax reserves relating to the OIG settlement, (ii) charges relating to cost savings initiatives, legal settlements, and acquisition and integration activities, (iii) gain on sale of businesses, (iv) dividend income, (v) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, net of tax, and (vi) goodwill, intangibles and other long-lived asset impairment. The Company considers adjusted income from continuing operations to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income from continuing operations attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for income from continuing operations, net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income from continuing operations attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include (i) tax reserves relating to the OIG settlement, (ii) charges relating to cost savings and other restructuring, legal settlements, and acquisition and integration activities, (iii) gain on sale of businesses, (iv) dividend income, (v) gain on sale of CareCentrix included in equity in net earnings of CareCentrix, net of tax, and (vi) goodwill, intangibles and other long-lived asset impairment, as noted in the table below, adjusted income from continuing operations attributable to Gentiva shareholders was $13.8 million, or $0.42 per diluted share, for 2013 as compared to $37.7 million, or $1.23 per diluted share, for the corresponding period of 2012.
A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2013			December 31, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$13,757	$0.42		$37,679	$1.23
Goodwill, intangible and other long-lived asset impairment	(610,436)	(580,651)	(18.17)	(19,132)	(11,352)	(0.37)
Equity in net loss of CareCentrix	—	—	—	—	(2,301)	(0.08)
Gain on sale of businesses	—	—	—	8,014	4,765	0.16
Cost savings initiatives, legal settlement and acquisition and integration costs	(27,539)	(17,847)	(0.56)	(5,670)	(3,385)	(0.11)
Write-off of prepaid debt issuance costs	(19,106)	(11,811)	(0.37)	—	—	—
Impact of closed locations	(4,565)	(2,442)	(0.07)	—	—	—
Tax reserves on OIG legal settlement	—	—	—	1,390	1,390	0.04
(Loss) income from continuing operations attributable to Gentiva shareholders		(598,994)	(18.75)		26,796	0.87
Add back: Net income attributable to noncontrolling interests		487	0.02		884	0.03
(Loss) income from continuing operations		$(598,507)	$(18.73)		$27,680	$0.90

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

•	The Company recorded net charges relating to restructuring, acquisition and integration activities, and legal settlements of $5.7 million and $49.1 million for 2012 and 2011, respectively.

•	The Company closed a significant number of branch operations, sold a number of operating units and completed several acquisitions affecting the reporting periods presented as follows:

•	During the fourth quarter of 2012, the Company sold its Phoenix area hospice operations.

•	During the third quarter of 2012, the Company completed the acquisitions of Family Home Care, North Mississippi Hospice and Advocate Hospice.

•	During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana.

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

•
The Company sold its equity investment in CareCentrix and recognized dividend income of approximately $8.6 million in 2011, representing a 12% cumulative preferred dividend received on the sale of the Company’s preferred stock investment in CareCentrix. The Company also recognized an approximate $67.1 million net gain on the sale of the remaining common and preferred stock of CareCentrix.

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

Net Revenues
A summary of the Company’s net revenues by segment follows (dollars in millions):

	2012	2011	Percentage Variance
Home Health	$948.0	$1,012.6	(6.4)%
Hospice	764.8	786.2	(2.7)%
Total net revenues	$1,712.8	$1,798.8	(4.8)%
Net revenues by major payer source are as follows (in millions):

	2012			2011
	Home Health	Hospice	Total	Home Health	Hospice	Total
Medicare	$749.0	$715.5	$1,464.6	$799.2	$729.1	$1,528.3
Medicaid and Local Government	46.8	27.7	74.4	52.3	30.8	83.1
Commercial Insurance and Other:
Paid at episodic rates	85.2	—	85.2	77.7	—	77.7
Other	67.0	21.6	88.6	83.4	26.3	109.7
Total net revenues	$948.0	$764.8	$1,712.8	$1,012.6	$786.2	$1,798.8
For 2012 as compared to 2011, net revenues decreased by $86.0 million, or 4.8 percent, to $1.71 billion from $1.80 billion.
Home Health
The following table reflects the impact on net revenues for 2012 relating to businesses acquired, closed or divested in 2012 and 2011 (in millions):

	2011	2012	Impact
Medicare	$50.2	$7.9	$(42.3)
Medicaid and Local Government	1.5	1.3	(0.2)
Commercial Insurance and Other:
Paid at episodic rates	6.0	1.1	(4.9)
Other	7.7	1.0	(6.7)
Total net revenues	$65.4	$11.3	$(54.1)
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

Liquidity and Capital Resources
Liquidity
The Company’s principal source of liquidity is the collection of its accounts receivable. For healthcare services, the Company grants credit without collateral to its patients, most of whom are insured under governmental payer or third party commercial arrangements. Additional liquidity is provided from existing cash balances and the Company’s credit arrangements, principally through its revolving credit facility, and could be provided in the future through the issuance of up to $300 million of debt or equity securities under a universal shelf registration statement filed with the SEC in November 2013 and generally effective until December 2016. Any issuance of securities under the shelf registration statement would be subject to compliance with applicable strict limitations and requirements under the Company's credit arrangements and indenture covering its senior notes.
The Company’s new credit agreement entered into on October 18, 2013 provides for $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $825.0 million and a revolving credit facility of $100 million. See Note 12 to the Company’s consolidated financial statements for additional information.
During 2013, net cash provided by operating activities was $37.1 million. In addition, the Company had proceeds of $817.5 million from issuance of debt under its new senior secured term loan facilities, $27.0 million from borrowings under revolving credit facility and $3.2 million from issuances under the Company’s Employee Stock Purchase Plan (“ESPP”). During 2013, the Company used $610.2 million for the repayment of debt under its previous facility that was then terminated, $359.4 million for acquisitions, $15.2 million for debt issuance costs and $19.1 million for capital expenditures.
Net cash provided by operating activities decreased by $88.9 million, from $126.0 million for the year ended December 31, 2012 to $37.1 million for the year ended December 31, 2013. The decrease was primarily due to the decline in net cash provided by operations prior to changes in assets and liabilities ($75.6 million), accounts receivable ($34.0 million) and prepaid expenses and other current assets ($2.5 million), partially offset by changes in current liabilities ($23.1 million) and other ($0.1 million).
Adjustments to add back non-cash items affecting net (loss) income are summarized as follows (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(598,507)	$27,680	$(626,187)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	20,110	26,580	(6,470)
Amortization of debt issuance costs	14,715	13,300	1,415
Write-off of debt issuance costs	16,085	461	15,624
Provision for doubtful accounts	6,730	4,066	2,664
Equity-based compensation expense	8,210	7,645	565
Windfall tax benefits associated with equity-based compensation	(119)	(88)	(31)
Goodwill, intangibles and other long-lived asset impairment	610,436	19,132	591,304
Gain on sale of assets and businesses, net	—	(8,014)	8,014
Equity in net loss of CareCentrix, including gain on sale, net of tax	—	2,301	(2,301)
Deferred income tax (benefit) expense	(36,660)	23,513	(60,173)
Total cash provided by operations prior to changes in assets and liabilities	$41,000	$116,576	$(75,576)
The $75.6 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2013 and 2012 periods is primarily related to changes in net (loss) income, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill, intangibles and other long-lived asset impairment, gain on sale of businesses and deferred income taxes.

Cash flow from operating activities between 2012 and 2013 was negatively impacted by a decrease in accounts receivable represented by a $0.9 million source of cash in 2013 and a $34.9 million source of cash in 2012, excluding accounts receivable for acquisitions as of the respective transaction dates. The source of cash was primarily due to strong collections in the second half of 2012 relating to the resolution of the temporary increase the Company experienced in hospice with a vendor billing system upgrade and processing delays with the Company's Medicare intermediaries. Cash flow from operating activities between 2012 and 2013 was negatively impacted by $2.5 million from prepaid expenses and other assets as a result of net increases of approximately $18.0 million in 2013 as compared to net increases in these accounts of approximately $15.4 million in 2012.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(4,161)	$832	$(4,993)
Payroll and related taxes	(1,289)	3,275	(4,564)
Deferred revenue	(3,719)	3,330	(7,049)
Medicare liabilities	(3,228)	4,142	(7,370)
Obligations under insurance programs	12,681	1,560	11,121
Accrued nursing home costs	1,043	(5,795)	6,838
Other accrued expenses	5,836	(23,323)	29,159
Total changes in current liabilities	$7,163	$(15,979)	$23,142
The primary drivers for the $23.1 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•
Accounts payable, which had a negative impact of $5.0 million between the 2013 and 2012 reporting periods, primarily related to timing of payments and increased volume related to the Harden acquisition.

•
Payroll and related taxes, which had a negative impact of $4.6 million between the 2013 and 2012 reporting periods, primarily due to timing of the Company’s payroll processing and the impact of the addition of a significant number of employees acquired in the Harden transaction.

•	Deferred revenue, which had a negative impact of $7.0 million between the 2013 and 2012 reporting periods.

•	Medicare liabilities, which had a negative impact of $7.4 million between the 2013 and 2012 reporting periods.

•
Obligations under insurance programs, which had a positive impact on the change in operating cash flow of $11.1 million between the 2013 and 2012 reporting periods, primarily related to timing of payments under the Company’s insurance programs and increased loss reserves associated with a review of the Company's case loss reserves.

•
Accrued nursing home costs, which had a positive impact on the change in operating cash flow of $6.8 million between the 2013 and 2012 reporting periods, due to a decline in patient days in our hospice business and the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $29.2 million between the 2013 and 2012 reporting periods, due primarily to cost savings initiative and acquisition and integration reserves established in connection with the Harden transactions and the Company's One Gentiva initiative, increased accrued interest costs somewhat offset by the impact of payments associated with the settlement of the Odyssey continuous care investigation and increased incentive compensation payments in the 2012 period.

Working capital at December 31, 2013 was approximately $94 million, a decrease of $132 million as compared to approximately $226 million at December 31, 2012, primarily due to:

•	a $120 million decrease in cash and cash equivalents;

•	a $19 million increase in prepaid expenses and other current assets;

•	a $39 million increase in accounts receivable;

•	a $16 million increase in deferred tax assets; and

•
an $86 million increase in current liabilities, consisting of increases in nursing home costs ($4 million), other accrued expenses ($11 million), current portion of long-term debt ($20 million), deferred revenue ($6 million), accounts payable

($2 million), payroll and related taxes ($20 million) and obligations under insurance programs ($26 million), partially offset by decreases in Medicare liabilities ($3 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.
Days Sales Outstanding (“DSO”) as of December 31, 2013 were 49 days, a decrease of 2 days from December 31, 2012.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at December 31, 2013 and 43 days at December 31, 2012.
DSO at December 31, 2013 for Home Health and Hospice were 60 and 42 days, respectively, compared to 55 and 46 days, respectively, at December 31, 2012. DSO at December 31, 2013 for Community Care was 28 days.
Accounts receivable attributable to major payer sources of reimbursement at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$214,366	$186,154	$20,601	$5,552	$2,059
Medicaid and Local Government	48,183	44,234	3,251	637	61
Commercial Insurance and Other	35,659	28,072	5,807	1,789	(9)
Self - Pay	2,377	1,413	669	241	54
Gross Accounts Receivable	$300,585	$259,873	$30,328	$8,219	$2,165

	December 31, 2012
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$192,541	$172,954	$14,979	$3,212	$1,396
Medicaid and Local Government	31,259	26,771	3,039	1,418	31
Commercial Insurance and Other	34,377	27,550	4,293	2,132	402
Self - Pay	1,680	792	577	243	68
Gross Accounts Receivable	$259,857	$228,067	$22,888	$7,005	$1,897
The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company's revenue mix by major payer classifications was as follows:

	2013	2012	2011
Medicare	84%	86%	85%
Medicaid and Local Government	7	4	5
Commercial Insurance and Other:
Paid at episodic rates	3	5	4
Other	6	5	6
Total net revenues	100%	100%	100%

Segment revenue mix by major payer classification was as follows:

	2013			2012		2011
	Home Health	Hospice	Community Care	Home Health	Hospice	Home Health	Hospice
Medicare	81%	93%	—%	79%	93%	79%	93%
Medicaid and Local Government	5	4	98	5	4	5	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	9	—	8	—
Other	8	3	2	7	3	8	3
Total net revenues	100%	100%	100%	100%	100%	100%	100%

Home Health
CMS has implemented various payment updates to the base rates for Medicare home health including (i) annual market basket updates, (ii) beginning in 2008, annual reductions in rates to reduce aggregate case mix increases that CMS believes are unrelated to patients’ health status (“case mix creep adjustment”), (iii) adjustments to rates associated with changes to the home health outlier policy, (iv) wage index and other changes and (v) adjustments for defined rural areas of the country. During 2013 and 2012, approximately 24 percent of the Company’s episodic revenue was generated in designated rural areas.
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
On November 22, 2013, the CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012, as provided for under the Affordable Care Act. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in low utilization payments amounts (“LUPAs”) and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014.
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
Hospice
In July 2012, CMS released a final rule, effective for hospice services provided October 1, 2012 through September 30, 2013, that provided for a 0.9 percent increase for Medicare hospice rates, consisting of a 2.6 percent market basket increase, offset by a 0.7 percent productivity adjustment factor, a 0.6 percent budget neutrality adjustment factor, estimated wage index changes of 0.1 percent and a reduction of 0.3 percent defined by the Affordable Care Act. In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent.In addition, on March 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place, which mandated an additional 2 percent reduction in Medicare hospice payments, beginning April 1, 2013.
Overall payments made by Medicare for hospice services are subject to cap amounts calculated by Medicare. Total Medicare payments for hospice services are compared to the aggregate cap amount for the hospice cap period. In August 2013, CMS announced the cap amount for the 2013 cap year of $26,158 per beneficiary, which period ran from November 1, 2012 through October 31, 2013.
Community Care
Reimbursement for community care services that we provide is primarily through Medicaid and managed care providers and rates can vary state by state. There are currently various legislative efforts under way to increase minimum wage laws that could significantly impact the wage rates for personal care attendants we utilize to provide such services.

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
Credit Arrangements
On October 18, 2013, Gentiva entered into a new senior secured credit agreement providing for (i) a six-year $670 million term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “New Credit Agreement”), which replaced the Company's existing Credit Agreement. The New Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.
The Company used cash on hand and proceeds from the New Credit Agreement to (i) pay the cash purchase price in connection with the Harden transaction, (ii) repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, (iii) repay all amounts outstanding under Gentiva's then existing credit facility as further described below and (iv) pay various fees and expenses incurred in connection with the Harden transaction and related financing.
Prior to October 18, 2013, Gentiva maintained a credit agreement which initially consisted of (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility. On October 18, 2013, remaining outstanding borrowings under the former Credit Agreement, which consisted of term loan borrowings of $585.2 million, were repaid and that Credit Agreement was terminated. In connection with that termination and entering into the Company's New Credit Agreement, the Company performed a debt modification analysis and based on that analysis wrote-off a portion of its existing prepaid debt issuance costs of approximately $16.1 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2013, and capitalized debt issuance costs of approximately $24.2 million.
As of December 31, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018.

Outstanding letters of credit were $52.0 million and $45.4 million at December 31, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2013, the Company’s unused and available borrowing capacity under the New Credit Agreement was $21.0 million. As governed by the indenture covering the Company's unsecured senior notes, the Company has a maximum permitted borrowing capacity, as defined, under its New Credit Agreement which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
The Term Loan B facility is subject to mandatory principal payments of $6.7 million per year, payable in equal quarterly installments, with the remaining balance of the original $670 million loan payable on October 18, 2019. The Term Loan C facility is subject to annual mandatory principal payments, payable in equal quarterly installments. The mandatory principal payments for 2014 are $11.6 million and increase each year through the maturity date of the loan, October 18, 2018.
As of December 31, 2013, the mandatory aggregate principal payments of long-term debt were $18.3 million for 2014, $26.1 million in 2015, $29.9 million in 2016, $37.7 million in 2017, $76.5 million in 2018 and $636.5 million thereafter under the New Credit Agreement, and $325.0 million due in 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.7 percent per annum at December 31, 2013 and 8.2 percent per annum at December 31, 2012.
The Company may voluntarily repay outstanding loans under the revolving credit facility or the term loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, and (iv) 50 percent of “Excess Cash Flow” (as defined in the New Credit Agreement) with two step-downs based on the Company’s leverage ratio.
The interest rate per annum on borrowings under the New Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate, adjusted for certain costs plus an Applicable Margin or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Barclays Bank prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate adjusted for certain costs plus 1.00 percent. In connection with determining the interest rates on the Term Loan B and Term Loan C facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.
From January 1, 2013 through October 17, 2013, the interest rate on borrowings under the former Credit Agreement for term Loan A was 6.25 percent and Term Loan B was 6.50 percent per annum. For the period subsequent to October 17, 2013, under the New Credit Agreement the interest rate on Term Loan B borrowings is 6.50 percent, Term Loan C borrowings is 5.75 percent and revolving credit borrowings is 4.69 percent.
Under the Company's New Credit Agreement, the Applicable Rate component of the interest rate is based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
Consolidated Leverage Ratio	Eurodollar Rate for Revolving Credit Facility and Letter of Credit Fees	Base Rate for Revolving Credit Facility	Term Loan B		Term Loan C
			Eurodollar Rate	Base Rate	Eurodollar Rate
> 4.0:1	4.50%	3.50%	5.25%	4.25%	4.50%
< 4.0:1	4.25%	3.25%	5.25%	4.25%	4.50%
Debt Covenants
The New Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the New Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and contains certain customary affirmative covenants and events of default.

The Company's maximum consolidated leverage ratio is as follows:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2014 to March 31, 2015	≤ 6.75:1
June 30, 2015 to March 31, 2016	≤ 6.50:1
June 30, 2016 to March 31, 2017	≤ 6.25:1
June 30, 2017 to December 31, 2017	≤ 6.00:1
March 31, 2018 and each fiscal quarter thereafter	≤ 5.75:1
As of December 31, 2013, the Company’s consolidated leverage ratio was 5.5x. As of December 31, 2013, the Company was in compliance with all covenants in the New Credit Agreement.
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
Capital Expenditures
The Company’s capital expenditures for 2013 were $19.1 million as compared to $11.8 million for 2012. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $15 million and $18 million for 2014. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $87.0 million as of December 31, 2013, including operating funds of approximately $5.5 million exclusively relating to a non-profit hospice operation managed in Florida.
The Company anticipates that repayments to Medicare for (i) payments received in excess of hospice cap limits, (ii) partial episode payments and (iii) prior year cost report settlements will be made periodically. These amounts are included in Medicare liabilities in the accompanying consolidated balance sheets.
On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During 2013, the Company did not repurchase any shares of its outstanding common stock. As of December 31, 2013, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below. During 2012, the Company repurchased 605,077 shares of its outstanding common stock for total consideration of approximately $5.0 million.
The Company’s New Credit Agreement provides for repurchases of the Company’s common stock not to exceed $7.5 million per year, and not to exceed $25.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1.0 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
As of December 31, 2013, the Company had outstanding borrowings of $1.18 billion under the term loans of the senior credit facilities and the senior unsecured notes. Debt repayments, future minimum rental commitments for all non-cancelable leases and purchase obligations at December 31, 2013 are as follows (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations:
Credit facility:
Term loan repayments	$825,000	$18,325	$56,025	$114,150	$636,500
Revolving credit facility	27,000	27,000	—	—	—
Notes repayment	325,000	—	—	325,000	—
Interest payments (1)	471,870	90,144	176,190	168,322	37,214
Operating lease obligations	161,876	50,213	65,287	32,591	13,785
Other contingent liabilities	9,375	187	3,938	3,500	1,750
Total	$1,820,121	$185,869	$301,440	$643,563	$689,249

(1)
Long-term debt obligations include variable interest payments based on London Interbank Offered Rate (“LIBOR”) plus an applicable interest rate margin. At December 31, 2013, the weighted average cash interest rate on the Company’s term loan borrowings approximated 7.7 percent per annum.

The Company's term loan facilities are subject to mandatory principal payments, payable in equal quarterly installments. The Term Loan B facility is subject to mandatory principal payments of $6.7 million per year with the remaining balance of the original $670 million loan payable on October 18, 2019. The Term Loan C facility is subject to annual mandatory principal payments. The mandatory principal payments for 2014 are $11.6 million and increase each year through the maturity date of the loan, October 18, 2018.
The Company had total letters of credit outstanding of approximately $52.0 million at December 31, 2013 and $45.4 million at December 31, 2012. The letters of credit, which expire one year from date of issuance, were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. The Company has the option to renew these letters of credit or set aside cash funds in a segregated account to satisfy the Company’s obligations. The Company also had outstanding surety bonds of $0.2 million at December 31, 2013 and December 31, 2012.
The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.
Management expects that the Company’s working capital needs for 2014 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under the New Credit Agreement fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Litigation and Government Matters
The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 15 to the Company’s consolidated financial statements.
Settlement Issues
Corporate Integrity Agreement
As previously disclosed, in connection with the execution of a settlement agreement with the United States, effective February 15, 2012, relating to an investigation of the provision of continuous care services by Odyssey prior to its acquisition by the Company, Odyssey concurrently entered into a Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the Department of Health and Human Services. As required by the CIA, Odyssey's eligibility review team performs an annual review of the eligibility of selected Odyssey Medicare beneficiaries for the hospice services they received. Any overpayments identified by Odyssey are paid back to the various Medicare administrative contractors by April 1st of the following year. The Company has recorded the impact of the completed audits and established estimated reserves for ongoing audits of approximately $12.0 million and $4.9 million for the years ended December 31, 2013 and 2012, respectively, which is reflected as a reduction of net revenues in the Company's consolidated statements of comprehensive income.
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
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The 2000 cost reports are now finalized and being settled by CMS. In connection with the settlements, the Company has recorded approximately $4.0 million as a positive adjustment to net revenues in 2013.
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
Home Health Episodic Net Revenues
Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including (i) the average length of time of each treatment as compared to a standard 60 day episode (ii) any differences between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience, as well as (iii) the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $43.9 million and $37.4 million, primarily relating to the PPS program, is included under current liabilities in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.
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
In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of December 31, 2013, the Company currently has 2 programs estimated to exceed the Medicare cap limits for the 2014 cap year. The Company has recorded a net hospice Medicare cap credit of approximately $(4.6) million in the Company’s consolidated statements of comprehensive income for 2013 and $4.4 million and $4.3 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statements of comprehensive income for 2012 and 2011, respectively. As of December 31, 2013 and 2012, approximately $6.5 million and $15.9 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheets associated with Medicare cap exposures.
Fee-for-Service Agreements
Under fee-for-service agreements with commercial payers, certain state and local government payers and patients, net revenues are recorded based on net realizable amounts to be received in the period in which the services are provided. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.

Medicare Settlement Issues under Interim Payment System
Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. During the third quarter of 2013, the fiscal intermediary finalized its audit of the fiscal 2000 cost reports which are now being settled by CMS. In connection with the finalized audit and expected settlements, the Company recorded approximately $4.0 million as a positive adjustment to net revenues in the Company's consolidated statement of comprehensive income for the year ended December 31, 2013.
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
Accounts Receivable
Collection Policy
The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting payers to determine why payment has not been made, resubmission of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company’s bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company’s internal collectors and/or collection agencies in accordance with the Company’s standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.

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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $6.7 million and $4.1 million in 2013 and 2012, respectively. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011. The allowance for doubtful accounts at December 31, 2013 and 2012 was $10.7 million and $8.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 116 of this report.
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
The Company is required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 9 for information on the Company's impairment testing.
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

Workers’ compensation and professional and general liability costs associated with continuing operations were $33.9 million, $21.0 million and $15.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million for the year ended December 31, 2011. The increase in expense for 2013 relates to overall recent trends of rising healthcare costs and the results from a review, conducted by the Company's third-party claims administrators, of established case loss reserves on all open claims in excess of $10,000 and settlements in excess of established reserves. Other drivers of differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
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
The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2013. For the years ended December 31, 2013, 2012 and 2011, employee health and welfare benefit costs associated with continuing operations were $86.6 million, $87.5 million and $93.0 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million for December 31, 2011. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
The Company also maintains Directors and Officers liability insurance coverage with an aggregate limit of $60 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the New Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of December 31, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $852.0 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $8.5 million per year, assuming a similar capital structure.

Item 8.	Financial Statements and Supplementary Data

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$86,957	$207,052
Accounts receivable, less allowance for doubtful accounts of $10,680 and $8,777 at December 31, 2013 and December 31, 2012, respectively	289,905	251,080
Deferred tax assets, net	28,153	12,263
Prepaid expenses and other current assets	64,746	45,632
Total current assets	469,761	516,027
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	49,375	41,414
Intangible assets, net	256,282	193,613
Goodwill	390,081	656,364
Other assets	68,647	75,045
Total assets	$1,262,617	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$25,000
Accounts payable	15,659	13,445
Payroll and related taxes	64,857	45,357
Deferred revenue	43,864	37,444
Medicare liabilities	23,894	27,122
Obligations under insurance programs	82,634	56,536
Accrued nursing home costs	22,219	18,428
Other accrued expenses	77,018	66,567
Total current liabilities	375,470	289,899
Long-term debt	1,124,432	910,182
Deferred tax liabilities, net	9,825	42,165
Other liabilities	53,084	33,988
Commitments and contingencies (Note 17)
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 37,713,302 and 32,009,286 shares at December 31, 2013 and December 31, 2012, respectively	3,771	3,201
Additional paid-in capital	462,262	399,148
Treasury stock, at cost, 1,337,882 and 1,260,879 shares at December 31, 2013 and December 31, 2012, respectively	(18,773)	(17,852)
Accumulated deficit	(750,329)	(151,335)
Total Gentiva shareholders’ equity	(303,069)	233,162
Noncontrolling interests	2,875	1,538
Total equity	(300,194)	234,700
Total liabilities and equity	$1,262,617	$1,510,934
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net revenues	$1,726,644	$1,712,804	$1,798,778
Cost of services sold	942,180	908,741	948,455
Gross profit	784,464	804,063	850,323
Selling, general and administrative expenses	(701,716)	(655,766)	(730,407)
Goodwill, intangibles and other long-lived asset impairment	(610,436)	(19,132)	(643,305)
Gain on sale of assets and businesses, net	—	8,014	1,061
Dividend income	—	—	8,590
Interest income	2,704	2,661	2,686
Interest expense and other	(113,088)	(92,608)	(91,296)
(Loss) income from continuing operations before income taxes and equity in net (loss) earnings of CareCentrix	(638,072)	47,232	(602,348)
Income tax benefit (expense)	39,565	(17,251)	75,768
Equity in net (loss) earnings of CareCentrix	—	(2,301)	68,381
(Loss) income from continuing operations	(598,507)	27,680	(458,199)
Discontinued operations, net of tax	—	—	8,315
Net (loss) income	(598,507)	27,680	(449,884)
Less: Net income attributable to noncontrolling interests	(487)	(884)	(641)
Net (loss) income attributable to Gentiva shareholders	$(598,994)	$26,796	$(450,525)
Total comprehensive (loss) income	$(598,507)	$27,680	$(450,362)
Basic earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.75)	$0.88	$(15.13)
Discontinued operations, net of tax	—	—	0.28
Net (loss) income attributable to Gentiva shareholders	$(18.75)	$0.88	$(14.85)
Weighted average shares outstanding	31,954	30,509	30,336
Diluted earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.75)	$0.87	$(15.13)
Discontinued operations, net of tax	—	—	0.28
Net (loss) income attributable to Gentiva shareholders	$(18.75)	$0.87	$(14.85)
Weighted average shares outstanding	31,954	30,687	30,336
Amounts attributable to Gentiva shareholders:
(Loss) income from continuing operations	$(598,994)	$26,796	$(458,840)
Discontinued operations, net of tax	—	—	8,315
Net (loss) income	$(598,994)	$26,796	$(450,525)
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2010	30,799,091	$3,080	$372,106	$272,394	$478	$(12,484)	$2,658	$638,232
Comprehensive (loss) income:
Net (loss) income	—	—	—	(450,525)	—	—	641	(449,884)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290
Total comprehensive (loss) income	—	—	—	(450,525)	(478)	—	641	(450,362)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	257	—	—	—	—	257
Equity-based compensation expense	—	—	7,548	—	—	—	—	7,548
Other non-cash compensation expense	—	—	407	—	—	—	—	407
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	636,173	64	7,837	—	—	—	—	7,901
Acquisition of noncontrolling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(738)	(738)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)
Balance at December 31, 2011	31,435,264	3,144	387,803	(178,131)	—	(12,878)	2,593	202,531
Comprehensive income:
Net income	—	—	—	26,796	—	—	884	27,680
Total comprehensive income	—	—	—	26,796	—	—	884	27,680
Income tax expense associated with the exercise of non-qualified stock options	—	—	(223)	—	—	—	—	(223)
Equity-based compensation expense	—	—	7,645	—	—	—	—	7,645
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	574,022	57	3,923	—	—	—	—	3,980
Acquisition of non-controlling interest	—	—	—	—	—	—	(1,113)	(1,113)
Distribution to partnership interests	—	—	—	—	—	—	(826)	(826)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	—	(4,974)	—	(4,974)
Balance at December 31, 2012	32,009,286	3,201	399,148	(151,335)	—	(17,852)	1,538	234,700
Comprehensive (loss) income:
Net (loss) income	—	—	—	(598,994)	—	—	487	(598,507)
Total comprehensive (loss) income	—	—	—	(598,994)	—	—	487	(598,507)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(1,507)	—	—	—	—	(1,507)
Equity-based compensation expense	—	—	8,210	—	—	—	—	8,210
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	891,602	89	3,142	—	—	—	—	3,231
Issuance of stock in connection with Harden acquisition	4,812,414	481	53,269	—	—	—	—	53,750
Minority interest capital contribution	—	—	—	—	—	—	1,600	1,600
Distribution to partnership interests	—	—	—	—	—	—	(750)	(750)
Treasury shares:
Stock withheld (77,003 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	—	(921)	—	(921)
Balance at December 31, 2013	37,713,302	$3,771	$462,262	$(750,329)	$—	$(18,773)	$2,875	$(300,194)
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
OPERATING ACTIVITIES:
Net (loss) income	$(598,507)	$27,680	$(449,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,110	26,580	30,140
Amortization of debt issuance costs	14,715	13,300	12,704
Write-off of debt issuance costs	16,085	461	3,559
Provision for doubtful accounts	6,730	4,066	8,541
Equity-based compensation expense	8,210	7,645	7,548
Windfall tax benefits associated with equity-based compensation	(119)	(88)	(192)
Goodwill, intangibles and other long-lived asset impairment	610,436	19,132	643,305
(Gain) loss on sale of assets and businesses, net	—	(8,014)	(12,536)
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	—	2,301	(68,381)
Deferred income tax (benefit) expense	(36,660)	23,513	(86,012)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	910	34,882	(39,542)
Prepaid expenses and other current assets	(17,966)	(15,447)	10,467
Accounts payable	(4,161)	832	(2,949)
Payroll and related taxes	(1,289)	3,275	(2,136)
Deferred revenue	(3,719)	3,330	(2,273)
Medicare liabilities	(3,228)	4,142	(8,170)
Obligations under insurance programs	12,681	1,560	(6,923)
Accrued nursing home costs	1,043	(5,795)	(18)
Other accrued expenses	5,836	(23,323)	(31,642)
Other, net	5,998	5,936	(465)
Net cash provided by operating activities	37,105	125,968	5,141
INVESTING ACTIVITIES:
Purchase of fixed assets	(19,075)	(11,779)	(19,231)
Proceeds from sale of businesses, net of cash transferred	508	9,220	146,315
Proceeds from the sale of assets	203	—	—
Acquisition of businesses, net of cash acquired	(359,435)	(22,335)	(320)
Net cash (used in) provided by investing activities	(377,799)	(24,894)	126,764
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,231	3,980	7,901
Windfall tax benefits associated with equity-based compensation	119	88	192
Proceeds from issuance of debt	817,525	—	—
Borrowings under revolving credit facility	27,000	—	—
Payment of contingent consideration accrued at acquisition date	(1,675)	—	—
Repayment of long-term debt	(610,182)	(52,943)	(63,438)
Repurchase of common stock	—	(4,974)	—
Debt issuance costs	(15,187)	(4,125)	(15,460)
Minority interest capital contribution	1,600	—	—
Distribution to minority interests	(750)	(825)	(673)
Other	(1,082)	(135)	(267)
Net cash (used in) provided by financing activities	220,599	(58,934)	(71,745)
Net change in cash and cash equivalents	(120,095)	42,140	60,160
Cash and cash equivalents at beginning of year	207,052	164,912	104,752
Cash and cash equivalents at end of year	$86,957	$207,052	$164,912
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77,898	$78,783	$78,639
Income taxes paid	$1,057	$4,375	$38,067

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
During the year 2013, the Company issued 4,812,414 shares of its common stock in connection with the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc.
In connection with the acquisition of The Healthfield Group, Inc. on February 28, 2006, the Company received 14,334 shares of common stock in 2011 from the Healthfield escrow account to satisfy certain pre-acquisition liabilities paid by the Company.
For years 2013, 2012 and 2011 deferred tax expense associated with stock compensation deductions of $1.5 million, $0.2 million and a deferred tax benefit of $0.3 million, respectively, have been credited to shareholders' equity.
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health, hospice, and community care services throughout most of the United States. The Company’s operations involve servicing its patients and customers through (i) its Home Health segment, (ii) its Hospice segment and (iii) its Community Care segment. Discontinued operations represent services provided to patients through the Company's Rehab Without Walls® business and the Company’s homemaker services business in Illinois ("IDOA").
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. See Note 4.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 12.
In addition, during 2013 the Company completed three other acquisitions for total cash consideration of $6.1 million. These transactions were done primarily to extend the Company's geographic coverage areas for home health and hospice services.
A summary of the transactions for 2013, 2012 and 2011 and the consideration paid are as follows (in millions):

Acquisitions:	Geographic Service Area	Date	Consideration
Harden Healthcare Holdings, Inc	Nationwide	October 18, 2013	$426.8
Appalachian Regional Health Systems	North Carolina	September 30, 2013	2.7
Wake Forest Baptist Health Care at Home, LLC	North Carolina	August 23, 2013	2.4
Hope Hospice, Inc.	Indiana	April 30, 2013	1.0
Family Home Care Corporation	Washington and Idaho	August 31, 2012	12.3
North Mississippi Hospice	Mississippi	August 31, 2012	4.7
Advocate Hospice	Indiana	July 22, 2012	5.5
Odyssey HealthCare of Augusta, LLC	Georgia	April 29, 2011	0.3
In addition, during 2012 the Company sold various home health and hospice operations based in Louisiana and Phoenix and sold off its consulting business. A summary of the Company's operations which were sold during 2012 and 2011 are as follows (in millions):

Dispositions:	Date	Consideration
Phoenix area hospice operations	November 30, 2012	$3.5
Gentiva Consulting	May 31, 2012	0.3
Louisiana home health and hospice operations	Second Quarter 2012	6.4
Certain home health branches-Utah, Michigan, Nevada and Brooklyn, New York	Fourth Quarter 2011	1.6

Furthermore, during 2011 the Company sold its IDOA business based in Illinois and its Rehab Without Walls® business. A summary of these transactions follows (in millions):

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
Consolidation
The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company's hospice programs, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the Company's consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011 and presented as a component of equity in the Company's consolidated balance sheets at December 31, 2013 and 2012. All material balances and transactions between the consolidated entities have been eliminated.
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
Home Health Episodic Net Revenues
Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, the Company estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including (i) the average length of time of each treatment as compared to a standard 60 day episode (ii) any differences between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience, as well as (iii) the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Deferred revenue of approximately $43.9 million and $37.4 million, primarily relating to the PPS program, is included under current liabilities in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.
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
In addition, each hospice provider is subject to certain Medicare payment limitations, including an overall payment cap. The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of December 31, 2013, the Company currently has 2 programs estimated to exceed the Medicare cap limits for the 2014 cap year. The Company has recorded a net hospice Medicare cap credit of approximately $4.6 million in the Company’s consolidated statements of comprehensive income for 2013 and $4.4 million and $4.3 million for estimated cap exposure as a reduction in Medicare revenues in the Company’s consolidated statements of comprehensive income for 2012 and 2011, respectively. As of December 31, 2013 and 2012, approximately $6.5 million and $15.9 million, respectively, is reflected as Medicare liabilities in the Company’s consolidated balance sheets associated with Medicare cap exposures.
Fee-for-Service Agreements
Under fee-for-service agreements with commercial payers, certain state and local government payers and patients, net revenues are recorded based on net realizable amounts to be received in the period in which the services are provided. Fee-for-service contracts with commercial payers are traditionally one year in term and renew automatically on an annual basis, unless terminated by either party.
Medicare Settlement Issues under Interim Payment System
Prior to October 1, 2000, reimbursement of Medicare home healthcare services was based on reasonable allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports which were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. During the third quarter of 2013, the fiscal intermediary finalized its audit of the fiscal 2000 cost reports, which are now being settled by CMS. In connection with the finalized audit and expected settlements, the Company recorded approximately $4.0 million as a positive adjustment to net revenues in the Company's consolidated statement of comprehensive income for the year ended December 31, 2013.
Settlement liabilities are recorded at the time of any probable and reasonably estimable event and any positive settlements are recorded as revenue in the Company’s consolidated statements of comprehensive income in the period in which such gain contingencies are realized.
Causes and Impact of Change on Revenue
For each of the sources of revenue, the principal elements in addition to those described above, which can cause change in the amount of revenue to be realized, are (i) an inability to obtain appropriate billing documentation, (ii) an inability to obtain authorizations acceptable to the payer, (iii) utilization of services at levels other than authorized and (iv) other reasons unrelated to credit risk.
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
Accounts Receivable
Collection Policy
The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. The Company believes that its collection and reserve processes, along with the monitoring of its billing processes, help to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in reimbursement experience, revenue adjustments and billing functions. Collection processes are performed in accordance with the Fair Debt Collections Practices Act and include reviewing aging and cash posting reports, contacting payers to determine why payment has not been made, resubmission of claims when appropriate and filing appeals with payers for claims that have been denied. Collection procedures generally include follow up contact with the payer at least every 30 days from invoice date, and a review of collection activity at 90 days to determine continuation of internal collection activities or potential referral to collection agencies. The Company’s bad debt policy includes escalation procedures and guidelines for write-off of an account, as well as the authorization required, once it is determined that the open account has been worked by the Company’s internal collectors and/or collection agencies in accordance with the Company’s standard procedures and resolution of the open account through receipt of payment is determined to be remote. The Company reviews each account individually and does not have either a threshold dollar amount or aging period that it uses to trigger a balance write-off, although the Company does have a small balance write-off policy for non-governmental accounts with debit balances under $10.
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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $6.7 million and $4.1 million in 2013 and 2012, respectively. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011. The allowance for doubtful accounts at December 31, 2013 and 2012 was

$10.7 million and $8.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts on page 116 of this report.
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
The Company is required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 9 for information on the Company's impairment testing.
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
Workers’ compensation and professional and general liability costs associated with continuing operations were $33.9 million, $21.0 million and $15.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s workers’ compensation and professional and general liability costs relating to discontinued operations were approximately $0.5 million for the year ended December 31, 2011. The increase in expense for 2013 relates to overall recent trends of rising healthcare costs and the results from a review, conducted by the Company's third-party claims administrators, of established case loss reserves on all open claims in excess of $10,000 and settlements in excess of established reserves. Other drivers of differences in costs between years relate primarily to the number and severity of claims incurred in each reported period as well as changes in the cost of insurance coverage. Workers’ compensation and professional liability claims, including any changes in estimate relating thereto, are recorded primarily in cost of services sold in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
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

The Company provides employee health and welfare benefits under a self insured program and maintains stop loss coverage for individual claims in excess of $400 thousand for 2013. For the years ended December 31, 2013, 2012 and 2011, employee health and welfare benefit costs associated with continuing operations were $86.6 million, $87.5 million and $93.0 million, respectively. Employee health and welfare benefit costs associated with discontinued operations were $0.7 million for December 31, 2011. Differences in costs between years relate primarily to increased enrollment and the number and severity of individual claims incurred in each reported period. Changes in estimates of the Company’s employee health and welfare claims are recorded in cost of services sold for clinical associates and in selling, general and administrative costs for administrative associates in the Company’s consolidated statements of comprehensive income. There have not been any material revisions in estimates of prior year costs for the periods presented in this report.
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
The Company had operating funds of approximately $5.5 million and $5.4 million at December 31, 2013 and 2012, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
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
As of December 31, 2013 and 2012, the Company held an investment, at cost, in CareCentrix Holdings Inc. of $0.9 million for shares that it expects to receive in settlement of certain tax amounts owed to the Company as set forth in the stock purchase agreement.
At December 31, 2013 and December 31, 2012, the Company had assets of $34.7 million and $27.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of December 31, 2013 and 2012, the Company had unamortized debt issuance costs of $28.3 million and $44.2 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
On October 18, 2013, the Company entered into a new senior secured credit agreement and terminated the Company's existing credit agreement. In accordance with applicable guidance, due to changes in certain of the Company's participating lenders under the new credit agreement, the Company performed a debt modification analysis. That analysis resulted in the Company recording a write-off of a portion of its prepaid debt issuance costs of approximately $16.1 million, for the year ended December 31, 2013, which is reflected in interest expense in the Company's consolidated statement of income and capitalized debt issuance costs of approximately $24.2 million, which are being amortized over the life of the New Credit Agreement utilizing an effective interest rate methodology. See Note 10.
During 2012 and 2011, the Company recorded additional write-offs of prepaid debt issuance costs of approximately $0.5 million and $3.5 million, respectively, in conjunction with various amendments of its former credit facility which are reflected in interest expense in the Company’s consolidated statements of comprehensive income.

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
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred income tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 18 for additional information.
Reclassification
Certain reclassifications have been made to the 2012 Condensed Consolidating Balance Sheet as presented within the Company's guarantor and non-guarantor financial information to conform to the current year presentation, as further described in Note 21.
Note 3.Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740) (ASU 2013-11), which provides final guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective as of the beginning of our 2014 fiscal year.  The Company does not expect the adoption of this new guidance to have a material impact on on the Company’s consolidated financial statements.
On July 27, 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) (ASU 2012-02), which provides final guidance on impairment of indefinite-lived intangible assets other than goodwill that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2012-02 gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test. The Company adopted ASU 2012-02 in the first quarter of 2013 and the adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Note 4.	Acquisitions and Dispositions
Acquisitions
During 2013, 2012 and 2011, the Company completed several acquisitions as further described below.
Harden Healthcare Holdings, Inc.
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. The Company completed the acquisition as an entrance into the community care business, primarily throughout Texas, Oklahoma, Missouri and Kansas, and to expand its geographic coverage for its home health and hospice businesses. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. The contingent consideration includes (i) consulting agreements entered into with Capstar Partners, LLC and another former executive of Harden and (ii) a sub-lease termination agreement entered into with Capstar Investment Partners, L.P. See Note 16 for further information.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 12.
The financial results of Harden are included in the Company’s consolidated financial statements from the acquisition date. The purchase price for the acquisition was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Estimated fair values were based on various valuation methodologies, including market studies and a replacement cost method for fixed assets, an income approach using primarily discounted cash flow techniques for amortizable intangible assets, a cost approach considering both replacement cost and opportunity cost methods for indefinite-lived intangible assets and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. For certain other assets and liabilities, including accounts payable and other accrued liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was recorded as goodwill.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes for certain tax carryforwards inclusive of associated limitations and valuation allowances, amounts payable to the former Harden shareholders for utilization of tax carryforwards, and the final amount of residual goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

October 18, 2013
Cash and cash equivalents	$10,203
Accounts receivable, net	46,195
Deferred tax asset	13,589
Prepaids and other current assets	1,890
Fixed assets, net	9,476
Identifiable intangible assets, net	70,706
Goodwill	331,482
Other assets	2,889
Total assets acquired	486,430
Accounts payable and accrued liabilities	58,563
Other current liabilities	8,720
Deferred tax liabilities, noncurrent	396
Total liabilities, assumed	67,679
Net assets acquired	$418,751
The intangible assets that are subject to amortization are amortized on a straight-lined basis over the estimated useful life of the intangible asset. The valuation of the intangible assets by component and their respective useful life are as follows (in thousands):

	Home Health	Hospice	Community Care	Total	Useful Life
Intangible assets:
Tradenames	$1,052	$798	$11,922	$13,772	5-10 Years
Covenants not to compete	490	499	1,029	2,018	2-3 Years
Medicare licenses and certificates of need	17,746	11,159	26,011	54,916	Indefinite
Total	$19,288	$12,456	$38,962	$70,706
Goodwill of $111.7 million, $103.1 million and $116.6 million, respectively, has been assigned to the Company’s Home Health, Hospice and Community Care segments for reporting purposes. The Company expects approximately 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.
The net revenues of Harden from the acquisition date through December 31, 2013 were approximately $92.6 million and contributed a net loss, net of tax benefit of approximately $7.9 million, including the impact of acquisition related costs. The following unaudited pro forma financial information presents the combined results of operations of the Company and Harden as if the acquisition had been effective at January 1, 2012. The pro forma results for the year ended December 31, 2013 combine the results of the Company for such period and the historical results of Harden from January 1 through October 17, 2013. The pro forma results presented below for the year ended December 31, 2012 combine the results of the Company and the historical results of Harden (in thousands, except per share amounts):

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
Net revenues	$2,105,562	$2,188,915
Net (loss) income attributable to Gentiva shareholders	$(612,525)	$40,748
Earnings per common share:
Basic	$(17.12)	$1.15
Diluted	$(17.12)	$1.15
Weighted average shares outstanding:
Basic	35,786	35,321
Diluted	35,786	35,499

The unaudited pro forma results above reflect adjustments for (i) interest on debt incurred calculated using the Company’s weighted average interest rate of 7.7 percent, (ii) income tax provision using an enacted tax rate of 40.0 percent, (iii) amortization of incremental identifiable intangible assets and (iv) acquisition and integration costs incurred. The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2012 reporting period.
Other Acquisitions
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
Additional consideration of up to $2.0 million is payable under the option agreement if certain earnout conditions are met, which the Company estimated fair value at acquisition date of $1.9 million, on a discounted cash flow basis. At December 31, 2012, the Company estimated the fair value of the contingent consideration at $1.1 million based upon certain average daily census growth targets and recorded an $0.8 million adjustment to the contingent consideration. During the second quarter of 2013, the average daily census growth target was met and the Company paid $1.5 million from the escrow to the sellers and retained $0.5 million in escrow for remaining indemnification provisions under the agreement. As such, the Company recorded a $0.9 million charge to adjust the contingent consideration to fair value, which is reflected in selling, general and administrative expense in the Company's consolidated statements of comprehensive income for the period ended December 31, 2013. During the third quarter of 2013, in accordance with the escrow agreement, an additional $0.2 million was paid to the sellers from the escrow fund.

Odyssey HealthCare of Augusta, LLC
Effective April 29, 2011, the Company purchased the outstanding member units representing the noncontrolling interest in Odyssey HealthCare of Augusta, LLC (“Augusta”) for approximately $0.3 million. As a result of the transaction, the Company owns 100 percent of the outstanding member units of Augusta.
The allocation of the purchase prices relating to the Company's other acquisitions consummated is as follows (in thousands):

	Fiscal Year
	2013	2012
Fixed assets, net	$21	$509
Identifiable intangible assets	3,062	9,205
Goodwill	2,871	14,695
Other assets	128	66
Total assets acquired	6,082	24,475
Accounts payable and accrued liabilities	1,444	1,955
Total liabilities assumed	1,444	1,955
Net assets acquired	$4,638	$22,520
The valuation of the intangible assets by component and their respective useful lives are as follows (in thousands):

	Fiscal Year		Useful life
	2013	2012
Covenants not to compete	$—	$203	5 years
Certificates of need	3,062	9,002	indefinite
Total	$3,062	$9,205
For the Company’s other acquisitions, the Company expects substantially all goodwill and identifiable intangible assets will be amortized for tax purposes.
Dispositions
Phoenix Hospice Operations
Effective November 30, 2012, the Company completed the sale of its Phoenix area hospice operations to Banner Health, an Arizona non-profit corporation, pursuant to an asset purchase agreement for cash consideration of $3.5 million. The Company recorded a gain of approximately $2.6 million which is reflected in gain on sale of businesses in the Company's consolidated statement of comprehensive income for the year ended December 31, 2012.
Gentiva Consulting, Louisiana Home Health and Hospice Operations
Effective May 31, 2012, the Company completed the sale of its Gentiva consulting business to MP Healthcare Partners, LLC, pursuant to an asset purchase agreement, for cash consideration of approximately $0.3 million.
During the second quarter of 2012, the Company sold eight home health branches and four hospice branches in Louisiana, pursuant to an asset purchase agreement, for total consideration of approximately $6.4 million. The Company received proceeds of approximately $5.9 million during 2012 and received remaining escrow funds of approximately $0.5 million in 2013.
In connection with the sales, the Company recorded a gain on sale of businesses in the Company’s consolidated statements of comprehensive income of approximately $5.4 million for the year ended December 31, 2012.
Home Health and Hospice Branch Operations
In the fourth quarter of 2011, the Company entered into asset purchase agreements to sell the assets of certain home health branches in Utah, Michigan and Nevada, as well as a hospice branch in Texas. In addition, the Company entered into an option agreement to sell the assets of the Company’s home health branch in Brooklyn, New York pending approval by the Public Health Council and New York State Agencies. The Company received all regulatory approvals and completed the Brooklyn transaction in the first quarter of 2013.

The major classes of assets sold and liabilities assumed of the Home Health and Hospice branch operations that were sold were as follows (in thousands):

	2012
	As of Date of Sale	December 31, 2011
Assets:
Accounts receivable, net	$561	$526
Fixed assets, net	271	338
Intangible assets	1,356	1,356
Other assets	485	640
Total assets	2,673	2,860
Liabilities:
Medicare liabilities	(86)	(18)
Other accrued Expenses	(405)	(41)
Total liabilities	(491)	(59)
Total	$2,182	$2,801
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
The assets of the Rehab Without Walls® and the IDOA businesses that were sold were as follows (in thousands):

December 31, 2011
Non-current assets:
Fixed assets, net	$183
Other assets	109
Total non-current assets	292
Total	$292
Net revenues and operating results for the year 2011 for Rehab Without Walls® and the IDOA businesses were (in thousands):

For the Year Ended
December 31, 2011
Net revenues	$22,819

Income before income taxes	$2,430
Gain on sale of business	11,475
Income tax expense	(5,590)
Discontinued operations, net of tax	$8,315

Note 5.	Fair Value of Financial Instruments
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,695	$—	$—	$23,695	$54,085	$—	$—	$54,085
Rabbi Trust:
Mutual funds	28,945	—	—	28,945	22,041	—	—	22,041
Money market funds	5,737	—	—	5,737	5,698	—	—	5,698
Total assets	$58,377	$—	$—	$58,377	$81,824	$—	$—	$81,824
Liabilities:
Payables to plan participants	$34,682	$—	$—	$34,682	$27,739	$—	$—	$27,739
Acquisition contingent liability	—	—	8,110	8,110	—	—	1,100	1,100
Total liabilities	$34,682	$—	$8,110	$42,792	$27,739	$—	$1,100	$28,839
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012.

The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Notes 4 and 16 for further information.
The following table provides a summary of changes in fair value of the Company's Level 3 financial assets (in thousands):

	Estimated Fair Value
Balance at December 31, 2011	$—
Advocate Hospice fair value of acquisition contingent liability	1,100
Balance at December 31, 2012	1,100
Fair value adjustment of Advocate Hospice acquisition contingent liability	900
Fair value of Harden acquisition contingent liability	8,081
Payment of contingent liability	(2,062)
Included in earnings	91	(1)
Balance at December 31, 2013	$8,110

(1)
Accretion of the present value of the contingent liability is recorded in interest expense and other on the Company's consolidated statements of comprehensive (loss) income. A 1 percent change in the discount rate would have an impact on the fair value of the contingent liability of approximately $0.2 million.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,403	$25,000	$25,220
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$1,177,000	$1,183,863	$935,182	$912,818
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
Cash Flow Hedge
The Company may utilize derivative financial instruments to manage interest rate risk. Derivatives are held only for the purpose of hedging such risk, not for speculative purposes. The Company’s derivative instruments consisted of (i) a one year interest rate cap with a notional value of $220.0 million and (ii) until March 9, 2011, a two year forward starting interest rate swaps with notional value of $300.0 million, each agreement designated as a cash flow hedge of the variability of cash flows associated with a portion of the Company’s variable rate term loans. During the first quarter of 2011, the Company terminated the two year forward starting interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B facilities under its senior secured credit agreement. The Company paid approximately $0.3 million to terminate the interest rate swaps, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income in 2011. The Company’s interest rate cap expired in November 2011. The Company currently holds no derivative financial instruments.

Note 6.	Net Revenues and Accounts Receivable
Net revenues in the Home Health and Hospice segments were derived from all major payer classes, while Community Care segment net revenues were derived primarily from Medicaid and Insurance payer classes. Net revenue by major payer classes were as follows (in millions):

	For the Year Ended
	2013	2012	2011
Medicare:
Home Health	$787.3	$749.0	$799.2
Hospice	667.9	715.5	729.1
Total Medicare	1,455.2	1,464.6	1,528.3
Medicaid and Local Government	116.6	74.4	83.1
Commercial Insurance and Other:
Paid at episodic rates	59.6	85.2	77.7
Other	95.2	88.6	109.7
Total Commercial Insurance and Other	154.8	173.8	187.4
Total net revenues	$1,726.6	$1,712.8	$1,798.8

Hospice Medicare Cap
For 2013, the Company recorded a net hospice Medicare cap credit of $4.6 million as compared to a hospice Medicare cap expense of $4.4 million and $4.3 million for 2012 and 2011, respectively, which is reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2014, which began November 1, 2013, the Company has recorded $0.2 million in Medicare cap expense and has two hospice providers currently estimated to be in excess of Medicare cap limits. For the Medicare cap year 2013, which began November 1, 2012, the Company recorded $1.9 million in Medicare cap expense and had five hospice providers in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of December 31, 2013 and 2012, the Company had Medicare cap liabilities of $6.5 million and $15.9 million, respectively, which were reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Odyssey, prior to the acquisition by Gentiva, had filed appeals with CMS to change the methodology previously used to calculate the Medicare payment cap in order to utilize the proportional method of determining the payment cap, as described above. This method allocates the Medicare payment cap over the cap years that the beneficiary is on service. In connection with those appeals, the Company has received final settlement letters for many of its providers and recorded approximately $6.1 million and $1.5 million as net revenue for the year ended December 31, 2013 and 2012, respectively, in the Company's consolidated financial statements.

Corporate Integrity Agreement
Under Odyssey's five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, Odyssey must engage a third party to perform verification and unallowable cost reviews. In addition, Odyssey's eligibility review team must review the eligibility of Odyssey's Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey's compliance activities. Any overpayments identified by Odyssey are paid back to the various Medicare administrative contractors by April 1st of the following year. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties. In connection with the outcomes of these eligibility reviews, the Company has recorded the impact of these audits and established related reserves for ongoing audits of approximately $12.0 million and $4.9 million for the years ended December 31, 2013 and 2012, respectively, which is reflected as a reduction of net revenues in the Company's consolidated statements of comprehensive income.
PRRB Appeal
During 2013, the Company finalized its year 2000 cost reports, which are currently being settled by CMS. In connection with the finalized audit and the cost report settlements, the Company has recorded approximately $4.0 million as a positive adjustment to net revenues in the Company's consolidated statement of comprehensive income for the year ended December 31, 2013. See Note 15 for additional information.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement are as follows (in thousands):

	December 31, 2013	December 31, 2012
Medicare	$214,366	$192,541
Medicaid and Local Government	48,183	31,259
Commercial Insurance and Other	38,036	36,057
Gross Accounts Receivable	300,585	259,857
Less: Allowance for doubtful accounts	(10,680)	(8,777)
Net Accounts Receivable	$289,905	$251,080
The Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.4 million and $1.7 million, respectively, as of December 31, 2013 and December 31, 2012.
The Company’s only financing receivable is the notes receivable from CareCentrix, Inc. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of December 31, 2013 and 2012, the Company had no allowances for credit losses.

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
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $2.5 million for each of the years 2013, 2012 and 2011.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. During the year 2012, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.

On August 24, 2012, the Company received notification from CareCentrix of its election to draw seller financing from the escrow fund pursuant to the terms of the stock purchase agreement. As such, the Company reclassified its escrow receivable of approximately $9.9 million from prepaid expenses and other current assets to a seller financing note from CareCentrix. The seller financing note receivable, which bears interest at 18 percent, matures on the earlier of March 19, 2017 or upon the sale of CareCentrix Holdings. Interest on the note is payable quarterly, in kind and will accrete as additional principal on the note. The Company expects to record interest income at the time of receipt as the note is part of the proposed settlement discussed below.
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
The Company recognized approximately $2.3 million of equity in the net loss of CareCentrix for 2012 and $68.4 million of equity in the net earnings of CareCentrix for 2011.
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of December 31, 2013 and December 31, 2012, the Company had no allowances for credit losses.

Note 8.	Fixed Assets, Net
Fixed assets at December 31, 2013 and 2012 were as follows:

(In thousands)	Useful Lives	December 31, 2013	December 31, 2012
Land	Indefinite	$768	$1,451
Building	30 Years	4,587	6,107
Computer equipment and software	3-7 Years	70,131	65,718
Home medical equipment	4 Years	5,356	5,179
Furniture and fixtures	5 Years	35,028	24,556
Leasehold improvements	Lease Term	18,121	18,250
Machinery and equipment	5 Years	2,153	2,692
Automobiles	5 Years	1,265	111
		137,409	124,064
Less accumulated depreciation		(88,034)	(82,650)
Fixed assets, net		$49,375	$41,414
Depreciation expense was approximately $15.3 million for 2013, $16.6 million for 2012 and $17.2 million for 2011.
Computer equipment and software at December 31, 2013 and December 31, 2012 included deferred software development costs of $1.5 million and $2.0 million, respectively, primarily related to enhancements of the Company’s human resources, time keeping and management reporting systems.
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. As part of that analysis, the Company obtained a market assessment of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. These charges are recorded in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statement of comprehensive income for the for the year ended December 31, 2013. See Note 9 for additional information.
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software, of approximately $1.6 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statement of comprehensive income for the for the year ended December 31, 2013.

In connection with the Odyssey acquisition, the Company conducted a strategic evaluation of its various field operating systems, including the Company's LifeSmart clinical management system, to review alternatives towards achieving a comprehensive platform, capable of handling both its Home Health and Hospice business segments. During 2011, the Company completed its review of alternatives to replacing various field operating systems and, in connection with that review, recorded a non-cash impairment charge of approximately $40.3 million related to developed software. In addition, the Company conducted a review of real estate it owned in Dothan, Alabama which indicated that the estimated fair value of the real estate was lower than the carrying value, and recorded a non-cash impairment charge of approximately $0.9 million. These charges are recorded in goodwill, intangibles and other long-lived asset impairment in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2011.

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
 The Company's operations include three reporting units: Home Health, Hospice and Community Care. To determine fair value of each of these reporting units, the Company considered the income approach, which determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company determined that discounted cash flow is the best indicator to determine fair value.
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. For purposes of the annual impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. The Company used discount rates of 9.9 percent to calculate the fair value of its Home Health, Hospice and Community Care reporting units. Based on this assessment, for the year ended December 31, 2013, the Company recorded a non-cash impairment charge associated with its Hospice reporting unit of approximately $386.1 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statement of comprehensive income. The impairment primarily related to continued lower than expected average daily census in 2013 and lower expected growth in both volume and reimbursement rate assumptions in future years. The total allocated goodwill assigned to the Company's Home Health, Hospice and Community Care reporting units were $123.5 million, $150.0 million and $116.6 million, respectively, at December 31, 2013.
At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555.0 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the year ended December 31, 2013.
For the year ended December 31, 2012, the Company performed an annual impairment test using discount rates of 10.6 percent and 9.5 percent, to calculate the fair value of the Company's Home Health and Hospice reporting units, respectively. There was no impairment of the Company's reporting units as of December 31, 2012. The total allocated goodwill assigned to the Company's Home Health and Hospice reporting units were $9.0 million and $647.3 million, respectively, at December 31, 2012.
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
The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013				December 31, 2012				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$1,667	$15,685	$—	$17,352	2-5 Yrs
Less: accumulated amortization	(1,553)	(15,720)	(91)	(17,364)	(1,449)	(14,113)	—	(15,562)
Net covenants not to compete	604	463	938	2,005	218	1,572	—	1,790

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(19,998)	(481)	—	(20,479)	(17,651)	(390)	—	(18,041)
accumulated impairment losses	(26)	—	—	(26)	(27)	—	—	(27)
Net customer relationships	7,172	429	—	7,601	9,518	520	—	10,038

Tradenames	19,267	17,528	11,922	48,717	18,215	16,730	—	34,945	5-10 Yrs
Less: accumulated amortization	(11,992)	(3,763)	(227)	(15,982)	(11,794)	(3,608)	—	(15,402)
accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	854	643	11,695	13,192	—	—	—	—
Amortized intangible assets	8,630	1,535	12,633	22,798	9,736	2,092	—	11,828
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	245,545	113,399	26,011	384,955	225,227	101,749	—	326,976
Less: accumulated impairment losses	(144,672)	(6,799)	—	(151,471)	(144,672)	(519)	—	(145,191)
Net Medicare licenses and certificates of need	100,873	106,600	26,011	233,484	80,555	101,230	—	181,785
Total identifiable intangible assets	$109,503	$108,135	$38,644	$256,282	$90,291	$103,322	$—	$193,613
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
For 2013, 2012 and 2011, the Company recorded amortization expense of approximately $4.8 million, $10.0 million, and $13.0 million, respectively. The estimated amortization expense for each of the next five succeeding years approximates $5.7 million for 2014, $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, and $1.6 million for 2018.
The gross carrying amount of goodwill as of December 31, 2013 and December 31, 2012 and activity during the years 2013 and 2012 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2011	$267,058	$831,648	$—	$1,098,706	$(263,370)	$(193,667)	$(457,037)	$641,669
Goodwill acquired during 2012	5,331	9,364	—	14,695	—	—	—	14,695
Balance at December 31, 2012	272,389	841,012	—	1,113,401	(263,370)	(193,667)	(457,037)	656,364
Goodwill acquired during 2013	114,435	103,273	116,645	334,353	—	—	—	334,353
Impairment losses during 2013	—	—	—	—	—	(600,636)	(600,636)	(600,636)
Balance at December 31, 2013	$386,824	$944,285	$116,645	$1,447,754	$(263,370)	$(794,303)	$(1,057,673)	$390,081
The Company expects that substantially all of the goodwill acquired will be deductible for tax purposes with the exception of the Harden transaction which the Company expects approximately 20 percent of the goodwill to be tax deductible.
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
The amounts set forth in the table above for “Indefinite-lived intangible assets—Medicare licenses and certificates of need” reflect the value of Medicare licenses and CONs acquired during 2006 and thereafter. The carrying values of Medicare licenses were determined using a replacement cost and an opportunity cost approach, recognizing the time and expense to obtain a license as if such license had not previously existed in the geographic areas. The carrying values of CONs were determined using an income approach, recognizing that CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with authoritative guidance.
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

Note 10.	Cost Savings Initiatives, Acquisition and Integration Activities and Legal Settlements
During 2013, 2012 and 2011, the Company recorded net charges of $27.5 million, $5.7 million and $49.1 million, respectively, relating to cost savings initiatives and other restructuring, acquisition and integration activities and legal settlements. These charges were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives
2013 Initiatives
During 2013, the Company undertook a corporate restructuring initiative, referred to as "One Gentiva", to better align its home health, hospice and community care businesses under a common regional management structure. In addition, the Company undertook a branch rationalization initiative to review under performing branches. As a result of this review, the Company has closed or consolidated 77 branches through early 2014. As such, the Company recorded charges of $8.7 million in 2013, primarily related to severance and facility lease costs.
2011 / 2012 Initiatives
During 2011 and early 2012, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment facing the Company. As a result of this effort, the Company (i) closed or divested 46 home health branches and 13 hospice branches and (ii) significantly reduced staffing levels in regional, area and corporate support functions. In connection with these activities, during 2013, 2012 and 2011, the Company recorded charges of $0.1 million, $1.7 million and $15.3 million.
Acquisition and Integration Activities
During 2013, the Company recorded charges of $18.8 million, primarily related to the Company's acquisition of Harden. These costs consisted of (i) severance and lease costs associated with consolidation of branches in overlapping markets and consolidation of back office functions, (ii) legal, accounting and other professional fees and expenses associated with the transaction, (iii) write-off of prepaid debt issuance costs associated with the termination of the Company's former credit agreement.
During 2012, the Company recorded positive adjustments to the acquisition and integration reserves of $1.0 million, primarily relating to favorable lease settlements associated with the acquisition of Odyssey.
During 2011, the Company recorded charges of $7.9 million in connection with costs of acquisition and integration activities, primarily related to the Odyssey transaction. These costs consisted of legal, accounting and other professional fees and expenses, costs of obtaining required regulatory approvals, write-off of prepaid fees in connection with the termination of the Company’s 2006 credit agreement and severance costs.
Legal Settlements
For the year ended December 31, 2012, the Company recorded legal settlements of $5.0 million related to the settlement of the Wilkie wage and hour lawsuit.
For the year ended December 31, 2011, the Company recorded legal settlements of $26.0 million related to a settlement with the United States regarding Odyssey's provision of continuous care services prior to the Company's acquisition of Odyssey in August 2010.

The costs incurred and cash expenditures associated with these activities during 2013, 2012 and 2011 were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Legal Settlements	Total
Balance at December 31, 2010	$2,893	$3,984	$12,500	$19,377
Charge in 2011	15,259	7,879	26,000	49,138
Cash expenditures	(7,680)	(8,155)	(12,500)	(28,335)
Non-cash expenditures	(1,801)	—	—	(1,801)
Balance at December 31, 2011	8,671	3,708	26,000	38,379
Charge in 2012	1,701	(989)	4,958	5,670
Cash expenditures	(8,544)	(1,492)	(30,958)	(40,994)
Non-cash expenditures	(143)	(216)	—	(359)
Balance at December 31, 2012	1,685	1,011	—	2,696
Charge in 2013	8,742	18,797	—	27,539
Cash expenditures	(3,525)	(9,550)	—	(13,075)
Non-cash expenditures	(656)	(79)	—	(735)
Non-cash reclassification	476	(476)	—	—
Balance at December 31, 2013	$6,722	$9,703	$—	$16,425
The balance of unpaid charges relating to cost savings initiatives, and acquisition and integration activities aggregated $16.4 million and $2.7 million at December 31, 2013 and December 31, 2012, respectively. These items were included in other accrued expenses in the Company's consolidated balance sheets.

Note 11.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing (loss) income from continuing operations attributable to Gentiva shareholders, discontinued operations, net of tax and net (loss) income attributable to Gentiva shareholders, by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net (loss) income attributable to Gentiva shareholders	$(598,994)	$26,796	$(450,525)

Basic weighted average common shares outstanding	31,954	30,509	30,336
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	178	—
Diluted weighted average common shares outstanding	31,954	30,687	30,336

Basic earnings per common share
Net (loss) income attributable to Gentiva shareholders	$(18.75)	$0.88	$(14.85)

Diluted earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(18.75)	$0.87	$(14.85)

Anti-dilutive shares by type:
Stock options	595	2,813	2,388
Performance share units	—	89	129
Restricted stock	231	330	348
Total anti-dilutive shares	826	3,232	2,865
For 2013, 2012 and 2011 approximately 0.8 million, 3.2 million and 2.9 million shares, respectively, were excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive under the treasury stock method.

Note 12.	Long-Term Debt
Credit Arrangements
On October 18, 2013, Gentiva entered into a new senior secured credit agreement providing for (i) a six year $670 million term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “New Credit Agreement”), which replaced the Company's existing Credit Agreement. The New Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.
The Company used cash on hand and proceeds from the New Credit Agreement to (i) pay the cash purchase price in connection with the Harden transaction, (ii) repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, (iii) repay all amounts outstanding under Gentiva's then existing credit facility as further described below and (iv) pay various fees and expenses incurred in connection with the Harden transaction and related financing.
Prior to October 18, 2013, Gentiva maintained a credit agreement which initially consisted of (i) a $200 million Term Loan A facility, (ii) a $550 million Term Loan B facility and (iii) a $110 million revolving credit facility. On October 18, 2013, remaining outstanding borrowings under the former Credit Agreement, which consisted of term loan borrowings of $585.2 million, were repaid and that Credit Agreement was terminated. In connection with that termination and entering into the Company's New Credit Agreement, the Company performed a debt modification analysis and based on that analysis wrote-off a portion of its existing prepaid debt issuance costs of approximately $16.1 million, which is reflected in interest expense and other in the Company’s consolidated statement of comprehensive income for the year ended 2013, and capitalized debt issuance costs of approximately $24.2 million.

As of December 31, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Credit Agreement:
Term Loan A, matured October 18, 2013	$—	$143,750
Term Loan B, matured October 18, 2013	—	466,432
Term Loan B, maturing October 18, 2019, net of unamortized discount of $6.508 million as of December 31, 2013	663,492	—
Term Loan C, maturing October 18, 2018, net of unamortized discount of $0.735 million as of December 31, 2013	154,265	—
11.5% Senior Notes due 2018	325,000	325,000
Revolving Credit Facility	27,000	—
Total debt	1,169,757	935,182
Less: current portion of long-term debt	(45,325)	(25,000)
Total long-term debt	$1,124,432	$910,182
As of December 31, 2013, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $52.0 million and $45.4 million at December 31, 2013 and December 31, 2012, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of December 31, 2013, the Company’s unused and available borrowing capacity under the New Credit Agreement was $21.0 million. As governed by the indenture covering the unsecured senior notes, the Company has a maximum permitted borrowing capacity, as defined, under its New Credit Agreement which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
The Term Loan B facility is subject to mandatory principal payments of $6.7 million per year, payable in equal quarterly installments, with the remaining balance of the original $670 million loan payable on October 18, 2019. The Term Loan C facility is subject to annual mandatory principal payments, payable in equal quarterly installments. The mandatory principal payments for 2014 are $11.6 million and increase each year through the maturity date of the loan, October 18, 2018.
As of December 31, 2013, the mandatory aggregate principal payments of long-term debt were $18.3 million for 2014, $26.1 million in 2015, $29.9 million in 2016, $37.7 million in 2017, $76.5 million in 2018 and $636.5 million thereafter under the New Credit Agreement, and $325.0 million due in 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.7 percent per annum at December 31, 2013 and 8.2 percent per annum at December 31, 2012.
The Company may voluntarily repay outstanding loans under the revolving credit facility or the term loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, and (iv) 75 percent of “Excess Cash Flow” (as defined in the New Credit Agreement) with two step-downs based on the Company’s leverage ratio.
The interest rate per annum on borrowings under the New Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate, adjusted for certain costs plus an Applicable Margin or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Barclays Bank prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate adjusted for certain costs plus 1.00 percent. In connection with determining the interest rates on the Term Loan B and Term Loan C facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility.
From January 1, 2013 through October 17, 2013, the interest rate on borrowings under the former Credit Agreement for term Loan A was 6.25 percent and Term Loan B was 6.50 percent per annum. For the period subsequent to October 17, 2013, under the New Credit Agreement the interest rate on Term Loan B borrowings is 6.50 percent, Term Loan C borrowings is 5.75 percent and revolving credit borrowings is 4.69 percent.

Under the Company's New Credit Agreement, the Applicable Rate component of the interest rate is based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
Consolidated Leverage Ratio	Eurodollar Rate for Revolving Credit Facility and Letter of Credit Fees	Base Rate for Revolving Credit Facility	Term Loan B		Term Loan C
			Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
> 4.0:1	4.50%	3.50%	5.25%	4.25%	4.50%	3.50%
< 4.0:1	4.25%	3.25%	5.25%	4.25%	4.50%	3.50%
Debt Covenants
The New Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. In addition, the New Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and contains certain customary affirmative covenants and events of default.
The Company's maximum consolidated leverage ratio is as follows:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2014 to March 31, 2015	≤ 6.75:1
June 30, 2015 to March 31, 2016	≤ 6.50:1
June 30, 2016 to March 31, 2017	≤ 6.25:1
June 30, 2017 to December 31, 2017	≤ 6.00:1
March 31, 2018 and each fiscal quarter thereafter	≤ 5.75:1
As of December 31, 2013, the Company’s consolidated leverage ratio was 5.5x. As of December 31, 2013, the Company was in compliance with all covenants in the New Credit Agreement.
Guaranty Agreement and Security Agreement
Gentiva and substantially all of its subsidiaries (the “Guarantor Subsidiaries”) entered into a guaranty agreement pursuant to which the Guarantor Subsidiaries have agreed, jointly and severally, fully and unconditionally to guarantee all of the Company’s obligations under the New Credit Agreement. Additionally, Gentiva and its Guarantor Subsidiaries entered into a security agreement pursuant to which a first-priority security interest was granted in substantially all of the Company’s and its Guarantor Subsidiaries’ present and future real, personal and intangible assets, including the pledge of 100 percent of all outstanding capital stock of substantially all of the Company’s domestic subsidiaries to secure full payment of all of the Company’s obligations for the ratable benefit of the lenders.
Senior Notes
The Senior Notes are unsecured, senior subordinated obligations of the Company. The Senior Notes are guaranteed by all of Gentiva’s subsidiaries that are guarantors under the New Credit Agreement. Interest on the Senior Notes accrues at a rate of 11.5 percent per annum and is payable semi-annually in arrears on March 1 and September 1. Gentiva will make each interest payment to the holders of record on the immediately preceding February 15 and August 15.
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
On October 18, 2013, the Company issued 4,812,414 shares of its common stock in connection with the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden.
On March 13, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The repurchases can occur periodically in the open market or through privately negotiated transactions based on market conditions and other factors. During 2013, the Company did not repurchase any shares of its outstanding common stock. As of December 31, 2013, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
The Company’s New Credit Agreement provides for repurchases of the Company’s common stock not to exceed $7.5 million per year, and not to exceed $25.0 million per year if the consolidated leverage ratio is less than or equal to 3.5:1.0 immediately after giving effect on a pro forma basis to the repurchase. The indenture governing the Company’s Senior Notes also contains limitations on the Company’s repurchases of its common stock.

Note 14.	Equity-Based Compensation Plans
The Company provides several equity-based compensation plans under which the Company’s officers, employees and non-employee directors may participate, including (i) the 2004 Equity Incentive Plan (amended and restated as of March 16, 2011, as further amended by Amendment Nos. 1 and 2 thereto) (“2004 Plan”), (ii) the Stock & Deferred Compensation Plan for Non-Employee Directors (“DSU Plan”) and (iii) the Employee Stock Purchase Plan (“ESPP”). Collectively, these equity-based compensation plans permit the grants of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, (vi) stock units and (vii) cash, as well as allow employees to purchase shares of the Company’s common stock under the ESPP at a pre-determined discount.
Under the 2004 Plan, 7.8 million shares of common stock are available for grant, which includes the additional 1.6 million shares of common stock last authorized on May 9, 2013 by the shareholders of the Company for issuance under the 2004 Plan. The maximum number of shares of common stock for which grants may be made in any calendar year to any 2004 Plan participant is 500,000. Under the 2004 Plan, stock options granted on and after February 25, 2009 will have a maximum term of seven years. Options granted prior to February 25, 2009 retain their ten year term. As of December 31, 2013, the Company had 1,850,597 shares available for issuance under the 2004 Plan.
For the year ended December 31, 2013, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $8.2 million as compared to $7.6 million and $7.5 million for the corresponding periods of 2012 and 2011, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income. During 2011, the Company recorded non-cash compensation expense of approximately $0.4 million associated with modifications of stock options for a former executive officer, which is reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.

Stock Options
The weighted average fair values of the Company’s stock options granted during 2013, 2012 and 2011 calculated using the Black-Scholes option pricing model and other assumptions used in the option pricing model, were as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Weighted average fair value of options granted	$6.02	$4.32	$3.46
Risk-free interest rate	0.29% - 0.54%	0.77% - 0.95%	0.91%
Expected volatility	76% - 79%	64% - 65%	60%
Contractual life	7 years	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 5.4 years	4.5 - 6.5 years
Expected dividend yield	—%	—%	—%
For the year ended December 31, 2013, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 30-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.22 to $5.87 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 67 percent, risk-free interest rate of 0.60 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
Stock option grants in 2011 through 2013 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. Stock option grants in 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.
A summary of Gentiva stock option activity as of December 31, 2013 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	3,752,418	$15.99
Granted	642,700	10.74
Exercised	(97,455)	5.60
Cancelled	(292,074)	15.98
Balance as of December 31, 2013	4,005,589	$15.40	4.4	$8,651,115
Exercisable options	2,829,292	$17.58	3.9	$4,771,998
Shares expected to vest as of December 31, 2013	1,139,228	$10.19	5.5	$3,785,503
During 2013, the Company granted 642,700 stock options to employees under its 2004 Plan at an average exercise price of $10.74 and a weighted-average, grant-date fair value of $6.02. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $0.6 million, $0.3 million and $1.9 million, respectively.
As of December 31, 2013 and December 31, 2012, the Company had $3.4 million and $2.5 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years and 1.3 years, respectively. The total fair value of options that vested during 2013 and 2012 was $4.0 million and $4.7 million, respectively.

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
A summary of Gentiva's performance based share award activity by grant year as of December 31, 2013 is presented below:

	2010	2011	Number of Performance Share Units	Weighted- Average Exercise Price
Service period to vest:	3 years	3 years
Performance range of target:	0% - 150%	0% - 200%
Performance measured on:	EPS	EPS
Performance measurement period:	1/3 based on 2010 results	90% based on 2011 results
	1/3 based on 2011 results	10% based on 2013 results
	1/3 based on 2012 results
Performance target achieved:	2010 - 150%	2011 - 200%
	2011 - 150%	2013 - 0%
	2012 - 0%
Performance share units:
Balance as of December 31, 2012	33,700	166,750	200,450	$26.31
Forfeited	—	(1,800)	(1,800)	26.67
Change in performance achievement expectations	—	(6,650)	(6,650)	26.58
Issued	(33,700)	(158,300)	(192,000)	26.29
Balance as of December 31, 2013	—	—	—	$—
These performance share units carry performance criteria measured on annual diluted earnings per share targets and fully vest at the end of a three-year service period provided the performance criteria are met. There were no grants of performance share units for 2012 or 2013.
As of December 31, 2013, all performance share units were fully vested and the Company had no unrecognized compensation cost related to performance based share awards. As of December 31, 2012, the Company had $1.5 million of total unrecognized compensation cost related to performance based share awards, which is expected to be recognized over a weighted-average period of 1.0 year.
A summary of Gentiva's performance based cash award activity by grant year as of December 31, 2013 is presented below:

	2012	2013
Service period to vest:	3 years	3 years
Performance range of target:	0% - 200%	0% - 240%
Performance measured on:	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	60% based on 2013 results
	1/2 based on 2014 results	40% based on 2015 results
Performance target achieved:	2012 - 85%	2013 - 0%
Performance cash:
Balance as of December 31, 2012	$1,293,687	$—
Earned	1,225,589	1,005,832
Issued	—	—
Balance as of December 31, 2013	$2,519,276	$1,005,832

For the year ended December 31, 2013, the Company recorded $2.2 million of compensation expense associated with its performance based cash awards as compared to $1.3 million for the corresponding period of 2012. As of December 31, 2013, the Company had unrecognized compensation cost at target of $3.3 million to be recognized over a weighted-average period of 1.6 years. As of December 31, 2012, the Company had unrecognized compensation cost at target of $2.6 million to be recognized over a weighted-average period of 2.0 years. During the third quarter of 2013, the Company's Compensation Committee and Board of Directors approved an amendment to the 2013 performance cash awards for the Company's named executive officers to measure performance based entirely on year 2015 results and not on any year 2013 results. Also, under the amendment, the performance range of target could extend to 240 percent under certain circumstances.
Restricted Stock
A summary of Gentiva restricted stock activity as of December 31, 2013 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2012	364,650	$25.25
Granted	338,300	11.37
Exercised	(39,750)	26.06
Cancelled	(27,800)	14.70
Balance as of December 31, 2013	635,400	$18.27	$7,885,314
Nonvested shares expected to vest as of December 31, 2013	602,343	$18.53	$7,475,074
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of December 31, 2013, 2012 and 2011 the aggregate intrinsic value of the restricted stock awards was $7.9 million, $3.7 million and $2.5 million, respectively. The Company had $4.9 million and $4.3 million of total unrecognized compensation cost related to restricted stock as of December 31, 2013 and 2012, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.0 and 2.5 years, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. In May of 2012, the Company’s shareholders approved increasing the aggregate number of shares of common stock available for issuance under the plan by 350,000 shares; therefore, the total number of shares of common stock reserved for issuance under this plan is 650,000, of which 206,837 shares were available for future grants as of December 31, 2013. During 2013, the Company granted 67,696 stock units under the DSU Plan at a grant date weighted-average fair value of $11.29 per stock unit. Prior to the increase in the aggregate shares available for issuance in May of 2012, there were insufficient deferred stock units available under the DSU Plan for the full quarterly equity grant to each non-employee director in the first quarter of 2012. Therefore, the Company also made a cash payment of approximately $28,100 to each non-employee director during 2012. Under the DSU Plan, 332,776 stock units were outstanding as of December 31, 2013.
Employee Stock Purchase Plan
The Company’s ESPP, as amended on May 10, 2012, provides an aggregate of 1,800,000 shares of common stock available for issuance under the ESPP. The Compensation Committee of the Company’s Board of Directors administers the plan and has the power to determine the terms and conditions of each offering of common stock. All employees of the Company are immediately eligible to purchase stock under the plan regardless of their actual or scheduled hours of service. Employees may purchase shares having a fair market value of up to $25,000 per calendar year based on the value of the shares on the date of purchase. The maximum number of shares of common stock that may be sold to any employee in any offering, however, will generally be 10 percent of that employee’s compensation during the period of the offering. The offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. As of December 31, 2013, 2,067,483 shares of common stock were available for future issuance under the ESPP. During 2013, 2012 and 2011, the Company issued 269,156 shares, 403,292 shares and 407,091 shares shares, respectively, of common stock under its ESPP. The Company records compensation expense equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On November 4, 2013, the Court denied the Company's motion to amend the District Court's July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its Order, the Court established a 30-day deadline for the Company to file its motion for decertification of the FLSA collective action class, which the Company then filed on December 4, 2013. If the District Court denies the Company's motion for decertification, the case will move into the damages phase of the litigation. If the District Court grants the Company's motion for decertification, the case will move into the damages phase of the litigation for the five named Plaintiffs only. While the parties continue to prepare to litigate the damages phase of the lawsuit and potential decertification of the collective action, the case remains conditionally certified with a class of approximately 1,000 allegedly similar employees seeking attorneys’ fees, back wages and liquidated damages going back three years under the FLSA.
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
On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against the Company in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that the Company paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. The Company denies the plaintiff's allegations but, following a March 2012 mediation, agreed to pay a total settlement amount of $5 million to settle the collective and class action claims. The federal district court granted final approval of the settlement on March 26, 2013, and funds were disbursed to the participating class members, 99 percent of whom timely negotiated their settlement checks. The unclaimed wages will escheat to the State of California, and any balance remaining will be distributed to a cy pres beneficiary at the conclusion of the escheat process. A status conference is scheduled for June 22, 2015, at which time the parties will present a final accounting of the settlement fund, and the court is expected to approve distribution of the residual to the cy pres beneficiary and dismiss the case.

On December 29, 2011, Odyssey HealthCare, Inc. was served with a complaint captioned United States of America and the State of Illinois ex rel. Laurie Geschrey and Laurie Janus v. Generations Healthcare, LLC, Odyssey HealthCare, Inc., Narayan Ponakala and Catherine Ponakala , which was filed on April 19, 2010 as a qui tam action in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 10 C 2413, under the provisions of the federal False Claims Act, the Illinois Whistleblower Reward and Protection Act and the Illinois Whistleblower Act. The plaintiffs, two former employees of Generations Healthcare, LLC, a hospice company whose assets were acquired by Odyssey on December 31, 2009, were the relators and alleged that defendants committed fraud against the United States and the State of Illinois by, among other things, recruiting and certifying patients as being eligible for hospice care when they were known not to be eligible and falsifying patients’ medical records in support of the claims for reimbursement. Relators further alleged that Odyssey was aware of Generations Healthcare’s alleged fraudulent business practices. Both the United States and the State of Illinois declined to intervene in the action, and the complaint was unsealed on December 1, 2011. Relators sought statutory damages, which are three times the amount of any actual damages suffered by the United States and the State of Illinois, the maximum statutory civil penalty due under the statutes plus all costs and attorneys fees. Additionally, relators sought back pay plus interest and other damages because of defendants’ alleged retaliation against relators. Odyssey sought indemnification from Generations Healthcare and its owners, who were defendants in this action. The action has been settled and all parties have signed a confidential settlement agreement. A stipulation of dismissal was filed on February 11, 2014, dismissing the case in its entirety, with prejudice.
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
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the 1934 Act, as well as Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act"), in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss. On September 19, 2013, the court granted in part and denied in part defendants’ motion to dismiss. As a result of the court’s decision, the named current officers and directors were dismissed from the action, and certain claims against Gentiva and a former officer and a former officer/director remained. On October 3, 2013, the remaining defendants moved for partial reconsideration of the court’s September 19 order. On December 10, 2013, the court granted in part and denied in part the remaining defendants' motion for partial reconsideration. As a result of the court's decision, Gentiva and the former officer were dismissed from the action, and only a Section 10(b) claim against the former officer/director remains. On January 9, 2014, the former officer/director filed an answer to the consolidated amended class action complaint. On January 28, 2014, lead plaintiff filed a motion for the entry of final judgment under Rule 54(b) of the Federal Rules of Civil Procedure. On March 3, 2014, the court granted in part and denied in part lead plaintiff's motion under Rule 54(b), granting the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1933 Act as to all defendants, and denying the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1934 Act as to all defendants other than the former officer/director. As a result of the court's decision, on March 6, 2014, the court entered final judgment in favor of all defendants on lead plaintiff's claims under Sections 11 and 15 of the 1933 Act.
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
Shareholder Derivative Litigation
On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants' motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva's board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action. The board of directors formed a committee (the “Committee”) to consider the demand.
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.  On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted.  On August 2, 2013 and September 24, 2013, respectively, each of the plaintiffs in the Georgia Federal Court Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia Federal Court Action.  The demands were considered by the Committee along with the November 30, 2012 demand, and, after conducting an investigation of the allegations contained in each of the three demands, the Committee and the Board determined that taking any or all of the demanded actions would not serve the best interests of Gentiva and its shareholders. Accordingly, the Board voted unanimously to rejects the demands.
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
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The 2000 cost reports are now finalized and being settled by the Centers for Medicare & Medicaid Services. In connection with the settlements, the Company has recorded approximately $4.0 million as a positive adjustment to net revenues in 2013.
Investigations Involving Odyssey
On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any wrongdoing against Odyssey or the Company and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and the Company and Odyssey moved to dismiss the allegations made against them. That motion is pending before the court, and discovery is continuing. The case has been set for trial on September 21, 2015. VistaCare, Odyssey, and the Company deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
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

Note 16.	Related Party Transactions
On October 18, 2013, the Company completed the acquisition of Harden Healthcare Holdings, Inc., a provider of home health, hospice and community care services primarily in the southwestern United States, for approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. Under the terms of the related Agreement and Plan of Merger dated as of September 18, 2013 (“Merger Agreement”), R. Steven Hicks, one of the Harden selling stockholders and one of the Company's directors, received 481,288 shares of Gentiva's common stock. In addition, five trusts, of which Mr. Hicks was trustee, received an aggregate of 484,715 shares of Gentiva's common stock, and two entities, of which one Mr. Hicks was the managing member and of which the other Mr. Hicks was managing partner of its general partner, received an aggregate of 1,955,905 shares of Gentiva's common stock. Mr. Hicks, the five trusts (in the aggregate) and the two entities (in the aggregate) also received approximately $0.89 million, $0.89 million and $3.6 million, respectively, in cash consideration pursuant to the terms of the Merger Agreement.
Pursuant to the Merger Agreement, Mr. Hicks serves as “Stockholder Representative” of the former Harden securityholders who are signatory to the Merger Agreement. In that capacity, Mr. Hicks is responsible for representing the interests of the former securityholders under the Merger Agreement, including in respect of any indemnity claims that may arise.
In connection with the Company's acquisition of Harden Healthcare Holdings, effective October 18, 2013, the Company entered into a Stockholders’ Agreement among the Harden sellers and R. Steven Hicks, one of the Company's directors, pursuant to which the Company's Board of Directors agreed to appoint Mr. Hicks to serve on the Board of Directors as its Vice Chairman and to nominate Mr. Hicks for election at the Annual Meeting. Pursuant to the Stockholders’ Agreement, the Company also (i) agreed to file, not later than 30 days following the closing date, a shelf registration statement on Form S-3 registering the resale of shares of Gentiva's common stock issued to the Harden sellers in connection with the acquisition and (ii) granted the Harden sellers certain piggyback registration rights, subject to customary cutback provisions. In November 2013, the Company filed the shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission in December 2013.
On October 18, 2013, the Company also entered into a five-year Consulting Agreement with Capstar Partners, LLC (“Capstar”), a Texas limited partnership of which Mr. Hicks has been Chairman since 2000, pursuant to which Capstar will provide the Company with certain transitional, strategic or commercial matters, including assistance with the development and maintenance of relationships with key customers and third party payors. Pursuant to the Consulting Agreement, the Company has agreed to pay Capstar, for each of five calendar years commencing January 1, 2014, an amount equal to $1.0 million per year if the reimbursement rate for certain healthcare services in the State of Texas exceeds a specified base reimbursement rate. If for any reason such reimbursement rate fails to exceed the specified base reimbursement rate, Capstar will not be entitled to any payment under the Consulting Agreement for such year. In addition, on October 18, 2013, the Company entered into an agreement pursuant to which Capstar Investment Partners, L.P., a Texas limited partnership in which Mr. Hicks has an indirect material interest (“Capstar L.P.”), agreed to terminate a certain sublease agreement in connection with the Company's acquisition of Harden. Under the agreement, the Company agreed to pay Capstar L.P., for each of five calendar years commencing January 1, 2014, an amount equal to either (i) $750,000 if the reimbursement rate for certain healthcare services in the State of Texas exceeds the specified base reimbursement rate for such year and (ii) $0 if such reimbursement rate fails to exceed the specified base reimbursement rate for such year. Effective December 31, 2013, Capstar L.P. assigned its right under the sublease termination agreement to Capstar. Although the Company's policies did not require that the Company's Audit Committee pre-approve the transactions as Mr. Hicks was not a director prior to the acquisition of Harden, the transactions were reviewed by the Company's Board of Directors prior to closing.

Note 17.	Commitments
The Company rents certain properties under non-cancelable, long-term operating leases, which expire at various dates. Certain of these leases require additional payments for taxes, insurance and maintenance and, in many cases, provide for renewal options. Rent expense under all leases associated with the Company’s continuing operations was $45.9 million in 2013, $45.3 million in 2012 and $47.9 million in 2011. Rent expense associated with the Company’s discontinued operations amounted to $0.6 million for 2011.

Future minimum rental commitments and sublease rentals for all non-cancelable leases at December 31, 2013 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2014	$50,738	$525	$50,213
2015	38,205	237	37,968
2016	27,387	69	27,318
2017	19,259	37	19,222
2018	13,398	28	13,370
Thereafter	13,785	—	13,785

Note 18.	Income Taxes
A comparative analysis of the provision for income taxes follows (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$(3,968)	$(7,784)	$7,784
State and local	1,063	1,522	2,460
Current income tax expense (benefit)	(2,905)	(6,262)	10,244
Deferred:
Federal	(30,302)	20,211	(70,978)
State and local	(6,358)	3,302	(15,034)
Deferred income tax (benefit) expense	(36,660)	23,513	(86,012)
Income tax (benefit) expense	$(39,565)	$17,251	$(75,768)
A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for 2013, 2012 and 2011 is as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Impairment	(29.2)	—	(23.6)
State income taxes, net of Federal benefit	0.6	4.6	1.7
Change in tax reserve	(0.1)	(3.4)	(0.5)
Net change in state valuation allowance	—	(0.6)	(0.1)
Other	(0.1)	0.9	0.1
Effective tax rate	6.2%	36.5%	12.6%

Deferred income tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets
Current:
Reserves and allowances	$18,840	$8,833
Payroll and related accruals	5,343	5,953
Net operating loss carryforwards, state	6,216	—
Other	409	446
Less: valuation allowance	(777)	(511)
Total current deferred tax assets	30,031	14,721
Noncurrent:
Equity compensation	17,376	16,940
Deferred rent	2,241	2,935
Net operating loss carryforwards, federal	12,141	—
Capital loss carryforward	232	—
Federal tax credit carryforwards	4,408	4,809
Other	5,920	3,669
Less: valuation allowance	(2,864)	(2,367)
Total noncurrent deferred tax assets	39,454	25,986
Total deferred tax assets	69,485	40,707
Deferred tax liabilities:
Current:
Prepaid assets	(1,873)	(2,458)
Other	(5)	—
Total current deferred tax liabilities	(1,878)	(2,458)

Noncurrent:
Fixed assets	(2,684)	(1,409)
Intangible assets	(40,544)	(51,546)
Developed software	(3,568)	(4,559)
Financing fees	(1,940)	(10,637)
Other	(543)	—
Total non-current deferred tax liabilities	(49,279)	(68,151)
Total deferred tax liabilities	(51,157)	(70,609)
Net deferred tax assets (liabilities)	$18,328	$(29,902)
At December 31, 2013 and 2012, current net deferred tax assets were $28.2 million and $12.3 million, respectively and non-current net deferred tax liabilities were $9.8 million and $42.2 million, respectively.
At December 31, 2013, the Company had a federal tax credit carryforwards of $4.4 million, a federal net operating loss of $34.7 million, and a federal capital loss carryforward of $0.7 million. The Company had a deferred tax asset of $4.4 million for the federal tax credit carryforwards, $12.1 million for the federal net operating loss, and $0.2 million for the federal capital loss carryforwards. A valuation allowance of $0.2 million has been recorded to reduce the deferred tax asset for the capital loss carryforward to its estimated realizable value. The Company had state net operating loss carryforwards of approximately $133.0 million that expire beginning in 2014. Deferred tax assets relating to the state net operating loss carryforward approximate $6.2 million. A valuation allowance of $3.4 million has been recorded to reduce this deferred tax asset to its estimated realizable value since certain state net operating loss carryforwards may expire before realization. The majority of the federal carryforwards and approximately $15.6 million of the state net operating losses are from the Harden Healthcare Holdings, Inc. acquisition and are subject to Internal Revenue Code §382 limitations.

Authoritative guidance requires that the realization of an uncertain income tax position must be more likely than not (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. At December 31, 2013 and 2012, the Company had $7.7 million and $8.4 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2010	$3,651
Additions for tax positions of the current year	9,039
Additions for tax positions of prior year	2,316
Changes in judgment	(584)
Reductions for tax positions of prior years for:
Settlements during the period	(3,184)
Lapses of applicable statute of limitations	(211)
Balance at December 31, 2011	11,027
Additions for tax positions of the current year	126
Additions for tax positions of prior year	245
Changes in judgment	(2,312)
Reductions for tax positions of prior years for:
Settlements during the period	(274)
Lapses of applicable statute of limitations	(456)
Balance at December 31, 2012	8,356
Additions for tax positions of the current year	456
Additions for tax positions of acquired companies	910
Reductions for tax positions of prior years for:
Settlements during the period	(1,898)
Lapses of applicable statute of limitations	(148)
Balance at December 31, 2013	$7,676
The Company recognizes interest and penalties on uncertain tax positions in income tax expense. The Company had approximately $1.4 million and $0.6 million of accrued interest related to uncertain tax positions as of December 31, 2013 and 2012, respectively.
The Company continues to participate in the IRS’ Compliance Assurance Process (“CAP”). As a result of the Company’s participation in CAP, management has closed federal tax years prior to 2012 and anticipates closing 2012 in early 2014. The Company is still open under statute of limitations for examination of income and non-income tax filings in various state and local jurisdictions from 2009 through current filings.

Note 19.	Benefit Plans for Employees
The Company maintains qualified and non-qualified defined contribution plans for its salaried employees, which provide for a partial match of employee savings under the plans and for discretionary contributions based on employee compensation. With respect to the Company’s non-qualified defined contribution plan for salaried employees, all pre-tax contributions, matching contributions and discretionary contributions (and the earnings therein) are held in a Rabbi Trust and are subject to the claims of the general, unsecured creditors of the Company. All post-tax contributions are held in a secular trust and are not subject to the claims of the creditors of the Company. The fair value of the assets held in the Rabbi Trust and the liability to plan participants as of December 31, 2013 and 2012, totaling approximately $34.7 million and $27.7 million, respectively, were included in other assets and other liabilities in the Company’s consolidated balance sheets. Company contributions under the defined contribution plans were approximately $8.0 million in 2013, $7.6 million in 2012 and $9.1 million in 2011.

Note 20.	Business Segment Information
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice, and Community Care segments.
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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information.
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
The Hospice segment also delivers services through focused specialty programs that include:

•
Memory Care Specialty Program, which provides an individualized disease management program addressing the physical needs specific to Alzheimer’s and dementia patients and support mechanisms for their caregivers; and

•	Cardiac Specialty Program, which helps patients and their physicians aggressively manage symptoms associated with heart disease, focusing on quality of life and pain control.
Community Care
The Community Care segment serves patients who have chronic or long-term disabilities who need help with routine personal care operating in 5 states: Texas, Missouri, Oklahoma, North Carolina and Kansas. These services include help with personal needs, such as bathing and dressing, and household activities, such as laundry and shopping, all of which help enable the patient to remain at home. Community Care services are funded primarily through state Medicaid programs which vary state to state.
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

Segment net revenues by major payer source were as follows (in millions):

	Home Health	Hospice	Community Care	Total
For the year ended December 31, 2013
Medicare	$787.3	$667.9	$—	$1,455.2
Medicaid and Local Government	43.8	28.3	44.5	116.6
Commercial Insurance and Other:
Paid at episodic rates	59.6	—	—	59.6
Other	75.1	19.0	1.1	95.2
Total net revenues	$965.8	$715.2	$45.6	$1,726.6

For the year ended December 31, 2012
Medicare	$749.0	$715.5	$—	$1,464.6
Medicaid and Local Government	46.8	27.7	—	74.4
Commercial Insurance and Other:
Paid at episodic rates	85.2	—	—	85.2
Other	67.0	21.6	—	88.6
Total net revenues	$948.0	$764.8	$—	$1,712.8

For the year ended December 31, 2011
Medicare	$799.2	$729.1	$—	$1,528.3
Medicaid and Local Government	52.3	30.8	—	83.1
Commercial Insurance and Other:
Paid at episodic rates	77.7	—	—	77.7
Other	83.4	26.3	—	109.7
Total net revenues	$1,012.6	$786.2	$—	$1,798.8

Segment information about the Company's operations is as follows (in thousands):

	Home Health		Hospice		Community Care	Total
For the year ended December 31, 2013
Net revenue	$965,848		$715,190		$45,606	$1,726,644
Operating contribution	$113,809	(1)	$78,810	(1)	$6,385	$199,004
Corporate expenses						(96,146)	(1)
Goodwill, intangibles and other long-lived asset impairment						(610,436)	(3)
Depreciation and amortization						(20,110)
Interest expense and other, net						(110,384)	(2)
(Loss) from continuing operations before income taxes and equity in earnings of affiliate						$(638,072)
Segment assets	$406,806		$357,044	(3)	172,418	$936,268
Corporate assets						326,349	(3)
Total assets						$1,262,617
For the year ended December 31, 2012
Net revenue	$948,019		$764,785		$—	$1,712,804
Operating contribution	$125,445	(1)	$133,133	(1)	$—	$258,578
Corporate expenses						(83,700)	(1)
Goodwill, intangibles and other long-lived asset impairment						(19,132)	(3)
Depreciation and amortization						(26,581)
Gain on sale of businesses						8,014
Interest expense and other, net						(89,947)	(2)
Income from continuing operations before income taxes and equity in loss of affiliate						$47,232
Segment assets	$242,603	(3)	$858,502	(3)	$—	$1,101,105
Corporate assets						409,829
Total assets						$1,510,934
For the year ended December 31, 2011
Net revenue	$1,012,566		$786,212		$—	$1,798,778
Operating contribution	$126,194	(1)	$139,723	(1)	$—	$265,917
Corporate expenses						(115,861)	(1)
Goodwill, intangibles and other long-lived asset impairment						(643,305)	(3)
Dividend income						8,590	(4)
Depreciation and amortization						(30,140)
Gain on sale of assets and businesses, net						1,061
Interest expense and other, net						(88,610)	(2)
(Loss) from continuing operations before income taxes and equity in earnings of affiliate						$(602,348)
Segment assets	$239,751	(3)	$905,284	(3)	$—	$1,145,035
Corporate assets						385,293	(3)
Total assets						$1,530,328

(1)
For the years ended December 31, 2013, 2012 and 2011, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $27.5 million, $5.7 million and $49.1 million, respectively. See Note 10 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	2013	2012	2011
Home Health	$3.3	$5.6	$7.7
Hospice	8.2	0.4	3.7
Corporate expenses	16.0	(0.3)	37.7
Total	$27.5	$5.7	$49.1

(2)
For the year ended December 31, 2013, interest expense and other, net included charges of $19.1 million relating to the write-off of deferred debt issuance costs and fees associated with the Company entering a new credit agreement, dated October 18, 2013. For the year ended December 31, 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the year ended December 31, 2011 included charges of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s former credit agreement. See Note 12 for additional information.

(3)
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care segments. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $379.8 million and $6.3 million, respectively, for the year 2013.

At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million. Hospice and corporate assets were reduced by $220.8 million and $3.5 million, respectively, as a result of these impairments.
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

Note 21.	Supplemental Guarantor and Non-Guarantor Financial Information
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
The following condensed consolidating financial statements include the balance sheets as of December 31, 2013 and December 31, 2012, statements of comprehensive income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 and statements of cash flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 of (i) Gentiva Health Services, Inc., (ii) its guarantor subsidiaries, and (iii) its non-guarantor subsidiaries, (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) along with eliminations necessary to arrive at the information for the Company on a consolidated basis. Reclassifications have been made to the 2012 Condensed Consolidating Balance Sheet to conform to the current year presentation which reflects the Company's debt issuance costs and the unamortized discount on the Company's term loans under Gentiva Health Services, Inc., with the accompanying debt, and not as assets and liabilities of the guarantor subsidiaries. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements.

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,076	$—	$31,881	$—	$86,957
Receivables, net	—	284,379	34,136	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	50,890	13,856	—	64,746
Total current assets	55,076	361,114	82,181	(28,610)	469,761
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,824	551	—	49,375
Intangible assets, net	—	253,682	2,600	—	256,282
Goodwill	—	384,017	6,064	—	390,081
Investment in subsidiaries	790,589	28,382	—	(818,971)	—
Other assets	28,266	40,370	11	—	68,647
Total assets	$873,931	$1,144,860	$91,407	$(847,581)	$1,262,617
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	—	283,228	59,868	(28,610)	314,486
Total current liabilities	45,325	298,605	60,150	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	9,825	—	—	9,825
Other liabilities	7,243	45,841	—	—	53,084
Total Gentiva shareholders’ equity	(303,069)	790,589	28,382	(818,971)	(303,069)
Noncontrolling interests	—	—	2,875	—	2,875
Total equity	(303,069)	790,589	31,257	(818,971)	(300,194)
Total liabilities and equity	$873,931	$1,144,860	$91,407	$(847,581)	$1,262,617

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	44,219	30,820	6	—	75,045
Total assets	$1,212,563	$1,263,750	$77,890	$(1,043,269)	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	277,381	957,985	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	277,381	957,985	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,212,563	$1,263,750	$77,890	$(1,043,269)	$1,510,934

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,676,888	$64,989	$(15,233)	$1,726,644
Cost of services sold	—	905,261	52,152	(15,233)	942,180
Gross profit	—	771,627	12,837	—	784,464
Selling, general and administrative expenses	—	(682,262)	(19,454)	—	(701,716)
Goodwill, intangibles and other long-lived asset impairment	—	(610,436)	—	—	(610,436)
Interest (expense) and other, net	(110,477)	—	93	—	(110,384)
Equity in earnings of subsidiaries	(530,697)	(4,561)	—	535,258	—
(Loss) income before income taxes	(641,174)	(525,632)	(6,524)	535,258	(638,072)
Income tax benefit (expense)	42,180	(5,065)	2,450	—	39,565
Net (loss) income	(598,994)	(530,697)	(4,074)	535,258	(598,507)
Noncontrolling interests	—	—	(487)	—	(487)
Net (loss) income attributable to Gentiva shareholders	$(598,994)	$(530,697)	$(4,561)	$535,258	$(598,994)
Comprehensive (loss) income	$(598,994)	$(530,697)	$(4,074)	$535,258	$(598,507)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,666,368	$61,656	$(15,220)	$1,712,804
Cost of services sold	—	884,903	39,058	(15,220)	908,741
Gross profit	—	781,465	22,598	—	804,063
Selling, general and administrative expenses	—	(638,975)	(16,791)	—	(655,766)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Gain on sale of assets and businesses, net	—	8,014	—	—	8,014
Interest (expense) and other, net	(90,054)	—	107	—	(89,947)
Equity in earnings of subsidiaries	79,622	3,038	—	(82,660)	—
(Loss) income before income taxes and equity in net (loss) earnings of CareCentrix	(10,432)	134,410	5,914	(82,660)	47,232
Income tax benefit (expense)	37,228	(52,487)	(1,992)	—	(17,251)
Equity in net (loss) earnings of CareCentrix	—	(2,301)	—	—	(2,301)
Net income	26,796	79,622	3,922	(82,660)	27,680
Noncontrolling interests	—	—	(884)	—	(884)
Net income attributable to Gentiva shareholders	$26,796	$79,622	$3,038	$(82,660)	$26,796
Comprehensive income	$26,796	$79,622	$3,922	$(82,660)	$27,680

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,757,459	$52,404	$(11,085)	$1,798,778
Cost of services sold	—	921,826	37,714	(11,085)	948,455
Gross profit	—	835,633	14,690	—	850,323
Selling, general and administrative expenses	—	(715,343)	(15,064)	—	(730,407)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Gain on sale of assets and businesses, net	—	1,061	—	—	1,061
Dividend income	—	8,590	—	—	8,590
Interest (expense) and other, net	(88,665)	—	55	—	(88,610)
Equity in earnings of subsidiaries	(380,176)	221	—	379,955	—
Loss from continuing operations before income taxes and equity in net earnings of CareCentrix	(468,841)	(513,143)	(319)	379,955	(602,348)
Income tax benefit (expense)	18,316	56,637	815	—	75,768
Equity in net earnings of CareCentrix	—	68,381	—	—	68,381
(Loss) income from continuing operations	(450,525)	(388,125)	496	379,955	(458,199)
Discontinued operations, net of tax	—	7,949	366	—	8,315
Net (loss) income	(450,525)	(380,176)	862	379,955	(449,884)
Noncontrolling interests	—	—	(641)	—	(641)
Net (loss) income attributable to Gentiva shareholders	$(450,525)	$(380,176)	$221	$379,955	$(450,525)
Comprehensive (loss) income	$(451,003)	$(380,176)	$862	$379,955	$(450,362)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(29,406)	$80,742	$(10,194)	$(4,037)	$37,105
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(18,690)	(385)	—	(19,075)
Proceeds from sale of businesses	—	508	—	—	508
Proceeds from the sale of assets	—	203	—	—	203
(Payments to) proceeds from affiliates	—	(7,400)	—	7,400	—
Acquisition of businesses	—	(356,935)	(2,500)	—	(359,435)
Net cash (used in) provided by investing activities	—	(382,314)	(2,885)	7,400	(377,799)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,231	—	—	—	3,231
Windfall tax benefits associated with equity-based compensation	119	—	—	—	119
Payment of contingent consideration accrued at acquisition date	—	(1,675)	—	—	(1,675)
Proceeds from issuance of debt	817,525	—	—	—	817,525
Borrowings under revolving credit facility	27,000	—	—	—	27,000
Intercompany dividend	—	—	(2,300)	2,300	—
Repayment of long-term debt	(610,182)	—	—	—	(610,182)
Debt issuance costs	(15,187)	—	—	—	(15,187)
Investment in affiliate	—	—	5,000	(5,000)	—
Minority interest capital contribution	—	—	1,600	—	1,600
Majority interest capital contribution	—	—	2,400	(2,400)	—
Distribution to minority interests	—	—	(750)	—	(750)
Distribution to majority interests	—	—	(1,737)	1,737	—
Other	(889)	(28)	(165)	—	(1,082)
Net payments related to intercompany financing	(303,275)	303,275	—	—	—
Net cash provided by (used in) financing activities	(81,658)	301,572	4,048	(3,363)	220,599
Net change in cash and cash equivalents	(111,064)	—	(9,031)	—	(120,095)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$55,076	$—	$31,881	$—	$86,957

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(18,089)	$138,316	$5,741	$—	$125,968
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(11,609)	(170)	—	(11,779)
Proceeds from sale of businesses	—	9,220	—	—	9,220
Acquisition of businesses	—	(22,335)	—	—	(22,335)
Net cash used in investing activities	—	(24,724)	(170)	—	(24,894)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,980	—	—	—	3,980
Windfall tax benefits associated with equity-based compensation	88	—	—	—	88
Repayment of long-term debt	(52,943)	—	—	—	(52,943)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Repayment of capital lease obligations	(135)	—	—	—	(135)
Other	4,673	(28)	(5,470)	—	(825)
Net payments related to intercompany financing	113,564	(113,564)	—	—	—
Net cash provided by (used in) financing activities	60,128	(113,592)	(5,470)	—	(58,934)
Net change in cash and cash equivalents	42,039	—	101	—	42,140
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$166,140	$—	$40,912	$—	$207,052

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(46,730)	$51,221	$650	$—	$5,141
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(19,053)	(178)	—	(19,231)
Proceeds from sale of businesses	—	146,261	54	—	146,315
Acquisition of businesses	—	(320)	—	—	(320)
Net cash provided by (used in) investing activities	—	126,888	(124)	—	126,764
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,901	—	—	—	7,901
Windfall tax benefits associated with equity-based compensation	192	—	—	—	192
Repayment of long-term debt	(63,438)	—	—	—	(63,438)
Debt issuance costs	(15,460)	—	—	—	(15,460)
Repayment of capital lease obligations	(267)	—	—	—	(267)
Other	—	(22)	(651)	—	(673)
Net payments related to intercompany financing	178,087	(178,087)	—	—	—
Net cash provided by (used in) financing activities	107,015	(178,109)	(651)	—	(71,745)
Net change in cash and cash equivalents	60,285	—	(125)	—	60,160
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752
Cash and cash equivalents at end of period	$124,101	$—	$40,811	$—	$164,912

Note 22.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)
Year ended December 31, 2013	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$415,591		$414,424		$410,492		$486,137
Gross profit	194,018		195,477		190,014		204,955
(Loss) income before income taxes and equity in net earnings (loss) of CareCentrix	(212,472)	(2)	11,392		6,852		(443,844)	(2)
(Loss) net income attributable to Gentiva shareholders (1)	(207,177)	(2)	6,347		3,720		(401,884)	(2)

Earnings Per Share:
Net (loss) income attributable to Gentiva shareholders:
Basic	$(6.73)		$0.21		$0.12		$(11.46)
Diluted	$(6.73)		$0.20		$0.12		$(11.46)
Weighted average shares outstanding:
Basic	30,785		30,941		31,037		35,054
Diluted	30,785		31,239		31,532		35,054

Year ended December 31, 2012	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$435,652		$427,691		$424,444		$425,017
Gross profit	202,791		204,954		200,555		195,763
Income (loss) before income taxes and equity in net earnings (loss) of CareCentrix	7,582		23,818	(3)	(2,678)	(2)	18,510	(3)
Net income (loss) attributable to Gentiva shareholders (1)	4,840		13,909	(3)	(523)	(2)	8,570	(3),(4)

Earnings Per Share:
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.16		$0.46		$(0.02)		$0.28
Diluted	$0.16		$0.46		$(0.02)		$0.28
Weighted average shares outstanding:
Basic	30,724		30,338		30,423		30,548
Diluted	30,959		30,446		30,423		30,891

(1)
(Loss) income before income taxes and equity in net earnings (loss) of CareCentrix for each of the 2013 and 2012 quarters includes charges relating to cost savings initiatives and other restructuring, integration and acquisition activities and legal settlements as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013	$141	$744	$1,699	$24,955
Year ended December 31, 2012	$5,391	$25	$53	$201

(2)
For the fourth quarter of 2013, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $379.8 million and $6.3 million, respectively, for the year 2013.

For the first quarter of 2013, the Company recorded non-cash impairment charges associated with goodwill and other long-lived assets of $224.3 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a write-down of software and (iv) a change in the estimated fair value of real estate. See Notes 8 and 9.
For the third quarter of 2012, the Company recorded non-cash impairment charges associated with a write-off of its trade name intangibles of $19.1 million in connection with the Company's initiative to re-brand its operations under the Gentiva name.

(3)
For the fourth quarter of 2012, income (loss) before income taxes and equity in net earnings of CareCentrix, includes a $2.6 million pre-tax gain related to the sale of the Phoenix area hospice operations.

For the second quarter of 2012, income (loss) before income taxes and equity in net earnings of CareCentrix, includes a $5.4 million pre-tax gain associated with the sale of (i) the Gentiva consulting business and (ii) the sale of eight home health branches and four hospice branches in Louisiana.

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

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for Doubtful Accounts:
For the year ended December 31, 2013	$8,777	$6,730	$(4,827)	$10,680
For the year ended December 31, 2012	11,562	4,066	(6,851)	8,777
For the year ended December 31, 2011	7,654	8,541	(4,633)	11,562

Valuation allowance on deferred tax assets:
For the year ended December 31, 2013	$2,878	$763	$—	$3,641
For the year ended December 31, 2012	4,667	—	(1,789)	2,878
For the year ended December 31, 2011	13,376	258	(8,967)	4,667

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
The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") and provides an objective, independent review of the fairness of reported operating results and financial position.
The Board of Directors of the Company has an Audit Committee comprised of four independent directors. The Audit Committee meets at least quarterly with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
In October 2013, the Company acquired Harden Healthcare Holdings, Inc. and its home health, hospice and community care businesses in a purchase business combination. Management has excluded Harden Healthcare Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2013, as allowed by the PCAOB, due to the relative short period between the acquisition date and the internal control assessment date. Harden Healthcare Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 6 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 118.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Gentiva Health Services, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Harden Healthcare Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2013, because Harden Healthcare Holdings, Inc. was acquired by the Company in a purchase business combination during October 2013. We have also excluded Harden Healthcare Holdings, Inc. from our audit of internal control over financial reporting. Harden Healthcare Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Atlanta, Georgia
March 12, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no such changes or disagreements.

Item 9A.	Controls and Procedures
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this annual report on Form 10-K a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as well as an attestation report from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the related attestation report from the Company’s independent registered public accounting firm are located on pages 117 and 118, respectively, of this annual report on Form 10-K and are incorporated herein by reference.
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
As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors is incorporated herein by reference to information under the captions “Proposal 1 Election of Directors” and “Corporate Governance” to be contained in our Proxy Statement to be filed with the SEC with regard to our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”). See also the information regarding our executive officers at the end of PART I hereof, which is incorporated herein by reference.
Certain other information required by this item is incorporated herein by reference to information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our 2014 Proxy Statement.
We have adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”) that applies to our executive chairman, principal executive officer, principal financial officer and principal accounting officer and controller. A copy of the Code of Ethics is posted on our Internet website www.gentiva.com under the “Investors” section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver on our website.

Item 11.	Executive Compensation
Information required by this item concerning executive compensation and compensation of directors is incorporated herein by reference to information under the captions “Executive Compensation” and “Director Compensation” to be contained in our 2014 Proxy Statement.
Certain other information required by this item is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item regarding the security ownership of certain beneficial owners and management of Gentiva is incorporated herein by reference to information under the caption “Security Ownership of Certain Beneficial Owners and Management” to be contained in our 2014 Proxy Statement.
Certain other information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to information under the caption “Equity Compensation Plan Information” to be contained in our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this item regarding certain relationships and transactions between us and related persons is incorporated herein by reference to information under the caption “Certain Relationships and Related Transactions” to be contained in our 2014 Proxy Statement.
Information required by this item concerning director independence is incorporated herein by reference to information under the caption “Corporate Governance” to be contained in our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information regarding principal accounting fees and services is incorporated herein by reference to information under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

• Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013	116
(a)(3) Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 18, 2013, by and among Gentiva Health Services, Inc., Javelin Merger Sub, Inc., Javelin Healthcare Holdings, LLC, Harden Healthcare Holdings, Inc., R. Steven Hicks, as representative of Harden's stockholders, the Harden stockholders party thereto and CTLTC Real Estate, LLC(1)

3.1	Amended and Restated Certificate of Incorporation of Company(2)

3.2	Amended and Restated By-Laws of Company(3)

4.1	Specimen of Common Stock(4)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(5)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(6)

4.4
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(7)

4.5	Second Supplemental Indenture, dated as of November 15, 2013, among Gentiva, the guaranteeing subsidiaries signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee+

4.6	Form of 11.5% Senior Note(6)

10.1	Executive Officers Bonus Plan, as amended(8)*

10.2	Amendment No. 1 to Executive Officers Bonus Plan, as amended(9)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (10)*

10.4	Amendment No. 1 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011)(11)*

10.5	Amendment No. 2 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011), as amended by Amendment No. 1(9)*

10.6	Form of Amendment & Consent to 2013 Awards(9)*

Exhibit Number	Description
10.7	Amendment & Consent to 2013 Stock Options(9)*

10.8	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(12)*

10.9	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(8)*

10.10	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(13)*

10.11	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(14)*

10.12	Employee Stock Purchase Plan, as amended(15)*

10.13	Amendment No. 1 to Employee Stock Purchase Plan, as amended(16)*

10.14	Nonqualified Deferred Compensation Plan(17)*

10.15	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(12)*

10.16	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (18)*

10.17	Form of Change in Control Agreement(20)*

10.18	Form of Change in Control Agreement(21)*

10.19	Form of Severance Agreement(20)*

10.20	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(13)*

10.21	Letter dated January 5, 2009 to Tony Strange as to compensation(19)*

10.22	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010(22)*

10.23	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan(23)*

10.24	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(24)*

10.25	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(25)*

10.26	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(25)*

10.27	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(26)*

10.28	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012(27)*

10.29	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(13)*

10.30	Form of Indemnification Agreement with directors and officers(28)*

10.31
Senior Secured Credit Agreement, dated October 18, 2013, by and among Gentiva, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Syndication Agent, and Bank of Montreal, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc. and SunTrust Bank, as Co-Documentation Agents(29)

10.32	Guaranty Agreement, dated October 18, 2013, by and among the Guarantors and Barclays Bank PLC, as Administrative Agent(29)

10.33	Security Agreement, dated October 18, 2013, by and among Gentiva, the Guarantors and Barclays Bank PLC, as Administrative Agent(29)

10.34
Stockholders' Agreement, dated October 18, 2013, by and among Gentiva, R. Steven Hicks, as Stockholders' Representative, and the former stockholders of Harden Healthcare Holdings, Inc. party thereto(29)

Exhibit Number	Description

10.35	Consulting Agreement, dated October 18, 2013, by and among Gentiva, Javelin Healthcare Holdings, LLC and Capstar Partners, LLC(29)*

10.36	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators(30)

10.37	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.(30)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Definition Linkbase Document+

101.DEF	XBRL Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

(1)	Incorporated herein by reference to Form 8-K of Company dated September 19, 2013 and filed September 20, 2013.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(8)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(9)	Incorporated herein by reference to Form 8-K of Company dated and filed September 16, 2013.
(10)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed April 4, 2011.
(11)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 28, 2013.
(12)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(14)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(16)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(17)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2012.
(18)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(19)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(21)	Incorporated herein by reference to Form 8-K of Company dated and filed October 31, 2013.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.
(27)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2012.
(28)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(29)	Incorporated herein by reference to Form 8-K of Company dated and filed October 22, 2013.
(30)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2012.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC.

Date: March 12, 2014	By:	/s/ Tony Strange
Tony Strange
Chief Executive Officer and President
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2014	By:	/s/ Tony Strange
Tony Strange
Chief Executive Officer, President
and Director (Principal Executive Officer)

Date: March 12, 2014	By:	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: March 12, 2014	By :	/s/ David L. Gieringer
David L. Gieringer
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 12, 2014	By:	/s/ Robert S. Forman, Jr.
Robert S. Forman, Jr.
Director

Date: March 12, 2014	By:	/s/ Victor F. Ganzi
Victor F. Ganzi
Director

Date: March 12, 2014	By:	/s/ R. Steven Hicks
R. Steven Hicks
Director

Date: March 12, 2014	By:	/s/ Philip R. Lochner, Jr.
Philip R. Lochner, Jr.
Director

Date: March 12, 2014	By:	/s/ Stuart Olsten
Stuart Olsten
Director

Date: March 12, 2014	By:	/s/ Sheldon M. Retchin
Sheldon M. Retchin
Director

Date: March 12, 2014	By:	/s/ Raymond S. Troubh
Raymond S. Troubh
Director

Date: March 12, 2014	By:	/s/ Rodney D. Windley
Rodney D. Windley
Director

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 18, 2013, by and among Gentiva Health Services, Inc., Javelin Merger Sub, Inc., Javelin Healthcare Holdings, LLC, Harden Healthcare Holdings, Inc., R. Steven Hicks, as representative of Harden's stockholders, the Harden stockholders party thereto and CTLTC Real Estate, LLC(1)

3.1	Amended and Restated Certificate of Incorporation of Company(2)

3.2	Amended and Restated By-Laws of Company(3)

4.1	Specimen of Common Stock(4)

4.2	Form of Certificate of Designation of Series A Cumulative Non-Voting Redeemable Preferred Stock(5)

4.3	Indenture, dated August 17, 2010, by and among Gentiva, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(6)

4.4
First Supplemental Indenture, dated as of August 17, 2012, among Gentiva, Odyssey HealthCare of Augusta, LLC, the other Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee(7)

4.5	Second Supplemental Indenture, dated as of November 15, 2013, among Gentiva, the guaranteeing subsidiaries signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee+

4.6	Form of 11.5% Senior Note(6)

10.1	Executive Officers Bonus Plan, as amended(8)*

10.2	Amendment No. 1 to Executive Officers Bonus Plan, as amended(9)*

10.3	2004 Equity Incentive Plan (amended and restated as of March 16, 2011) (10)*

10.4	Amendment No. 1 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011)(11)*

10.5	Amendment No. 2 to 2004 Equity Incentive Plan (amended and restated as of March 16, 2011), as amended by Amendment No. 1(9)*

10.6	Form of Amendment & Consent to 2013 Awards(9)*

10.7	Amendment & Consent to 2013 Stock Options(9)*

10.8	Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(12)*

10.9	Amendment No. 1 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(8)*

10.10	Amendment No. 2 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(13)*

10.11	Amendment No. 3 to Stock & Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of December 31, 2007(14)*

10.12	Employee Stock Purchase Plan, as amended(15)*

10.13	Amendment No. 1 to Employee Stock Purchase Plan, as amended(16)*

10.14	Nonqualified Deferred Compensation Plan(17)*

10.15	Nonqualified Retirement and Savings Plan, as amended and restated effective November 1, 2007(12)*

10.16	First Amendment to Nonqualified Retirement and Savings Plan, as amended and restated (18)*

10.17	Form of Change in Control Agreement(20)*

10.18	Form of Change in Control Agreement(21)*

10.19	Form of Severance Agreement(20)*

Exhibit Number	Description
10.20	Letter dated June 3, 2011 to Ronald A. Malone as to exercise date of his stock options(13)*

10.21	Letter dated January 5, 2009 to Tony Strange as to compensation(19)*

10.22	Relocation Reimbursement Letter Agreement with Eric R. Slusser dated July 30, 2010(22)*

10.23	Forms of Notices and Agreements covering awards of stock options and restricted stock under Company's 2004 Equity Incentive Plan(23)*

10.24	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(24)*

10.25	Form of Notice and Agreement covering certain awards of performance share units under Company's 2004 Equity Incentive Plan(25)*

10.26	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(25)*

10.27	Form of Notice and Agreement covering certain performance cash awards under Company's 2004 Equity Incentive Plan(26)*

10.28	Summary Sheet of Company compensation to non-employee directors, effective May 10, 2012(27)*

10.29	Form of Non-Solicitation, Non-Competition and Confidentiality Agreement(13)*

10.30	Form of Indemnification Agreement with directors and officers(28)*

10.31
Senior Secured Credit Agreement, dated October 18, 2013, by and among Gentiva, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Syndication Agent, and Bank of Montreal, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc. and SunTrust Bank, as Co-Documentation Agents(29)

10.32	Guaranty Agreement, dated October 18, 2013, by and among the Guarantors and Barclays Bank PLC, as Administrative Agent(29)

10.33	Security Agreement, dated October 18, 2013, by and among Gentiva, the Guarantors and Barclays Bank PLC, as Administrative Agent(29)

10.34
Stockholders' Agreement, dated October 18, 2013, by and among Gentiva, R. Steven Hicks, as Stockholders' Representative, and the former stockholders of Harden Healthcare Holdings, Inc. party thereto(29)

10.35	Consulting Agreement, dated October 18, 2013, by and among Gentiva, Javelin Healthcare Holdings, LLC and Capstar Partners, LLC(29)*

10.36	Settlement Agreement, effective February 15, 2012, among the United States of America, Odyssey HealthCare, Inc. and three Relators(30)

10.37	Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc.(30)

21.1	List of Subsidiaries of Company +

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Definition Linkbase Document+

101.DEF	XBRL Definition Linkbase Document+

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

(1)	Incorporated herein by reference to Form 8-K of Company dated September 19, 2013 and filed September 20, 2013.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(6)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(7)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(8)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended July 4, 2010.
(9)	Incorporated herein by reference to Form 8-K of Company dated and filed September 16, 2013.
(10)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed April 4, 2011.
(11)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 28, 2013.
(12)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2007.
(13)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2011.
(14)	Incorporated herein by reference to Appendix A to definitive Proxy Statement of Company dated and filed March 27, 2012.
(15)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2011.
(16)	Incorporated herein by reference to Appendix B to definitive Proxy Statement of Company dated and filed March 27, 2012.
(17)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2012.
(18)	Incorporated herein by the reference to Form 10-Q of Company for the quarterly period ended September 28, 2008.
(19)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 28, 2008.
(20)	Incorporated herein by reference to Form 8-K of Company dated and filed February 28, 2011.
(21)	Incorporated herein by reference to Form 8-K of Company dated and filed October 31, 2013.
(22)	Incorporated herein by reference to Form 8-K of Company dated and filed August 5, 2010.
(23)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 26, 2004.
(24)	Incorporated herein by reference to Form 8-K of Company dated and filed January 12, 2010.
(25)	Incorporated herein by reference to Form 8-K of Company dated and filed January 11, 2011.
(26)	Incorporated herein by reference to Form 8-K of Company dated and filed March 27, 2012.
(27)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended June 30, 2012.
(28)	Incorporated herein by reference to Form 8-K of Company dated and filed March 3, 2010.
(29)	Incorporated herein by reference to Form 8-K of Company dated and filed October 22, 2013.
(30)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended March 31, 2012.
*	Management contract or compensatory plan or arrangement
+	Filed herewith
**	Furnished herewith