Form 10-Q
period 2014-05-12
GENTIVA HEALTH SERVICES INC
filed 2014-05-12
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2014, was 36,841,371.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$62,884	$86,957
Accounts receivable, less allowance for doubtful accounts of $11,899 and $10,680 at March 31, 2014 and December 31, 2013, respectively	291,338	289,905
Deferred tax assets, net	26,090	28,153
Prepaid expenses and other current assets	66,668	64,746
Total current assets	446,980	469,761
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	47,188	49,375
Intangible assets, net	254,732	256,282
Goodwill	390,081	390,081
Other assets	67,482	68,647
Total assets	$1,234,934	$1,262,617

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$47,263	$45,325
Accounts payable	12,596	15,659
Payroll and related taxes	50,221	64,857
Deferred revenue	48,902	43,864
Medicare liabilities	22,132	23,894
Obligations under insurance programs	79,076	82,634
Accrued nursing home costs	20,969	22,219
Other accrued expenses	66,608	77,018
Total current liabilities	347,767	375,470
Long-term debt	1,118,197	1,124,432
Deferred tax liabilities, net	14,711	9,825
Other liabilities	51,843	53,084
Equity:
Gentiva shareholders’ deficit:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 38,133,762 and 37,713,302 shares at March 31, 2014 and December 31, 2013, respectively	3,814	3,771
Additional paid-in capital	463,678	462,262
Treasury stock, 1,370,544 and 1,337,882 shares at March 31, 2014 and December 31, 2013, respectively	(19,165)	(18,773)
Accumulated deficit	(750,015)	(750,329)
Total Gentiva shareholders’ deficit	(301,688)	(303,069)
Noncontrolling interests	4,104	2,875
Total deficit	(297,584)	(300,194)
Total liabilities and shareholders' deficit	$1,234,934	$1,262,617
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues	$487,505	$415,591
Cost of services sold	273,068	221,573
Gross profit	214,437	194,018
Selling, general and administrative expenses	(189,020)	(159,877)
Goodwill and other long-lived asset impairment	—	(224,320)
Interest income	633	785
Interest expense and other	(25,131)	(23,078)
Income (loss) before income taxes	919	(212,472)
Income tax (expense) benefit	(421)	5,416
Net income (loss)	498	(207,056)
Less: Net income attributable to noncontrolling interests	(184)	(121)
Net income (loss) attributable to Gentiva shareholders	$314	$(207,177)
Total comprehensive income (loss)	$498	$(207,056)
Earnings per Share
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.01	$(6.73)
Diluted	$0.01	$(6.73)
Weighted average shares outstanding:
Basic	36,189	30,785
Diluted	36,677	30,785

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net income (loss)	$498	$(207,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,447	4,781
Amortization of debt issuance costs	1,576	3,331
Provision for doubtful accounts	1,999	1,007
Equity-based compensation expense	2,221	1,813
Windfall tax benefits associated with equity-based compensation	(6)	(72)
Goodwill and other long-lived asset impairment	—	224,320
Deferred income tax expense (benefit)	4,301	(9,360)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3,432)	(4,855)
Prepaid expenses and other current assets	(1,922)	(162)
Accounts payable	(3,063)	(193)
Payroll and related taxes	(14,636)	(10,977)
Deferred revenue	5,038	2,376
Medicare liabilities	(1,762)	210
Obligations under insurance programs	(3,558)	(1,991)
Accrued nursing home costs	(1,250)	602
Other accrued expenses	(9,121)	(25,285)
Other, net	(1,073)	951
Net cash used in operating activities	(17,743)	(20,560)
INVESTING ACTIVITIES:
Purchase of fixed assets	(3,158)	(2,698)
Proceeds from the sale of assets	191	—
Net cash used in investing activities	(2,967)	(2,698)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	597	992
Windfall tax benefits associated with equity-based compensation	6	72
Repayment of long-term debt	(4,581)	(25,000)
Minority interest capital contributions	1,160	—
Distribution to minority interests	(115)	(240)
Other	(430)	(23)
Net cash used in financing activities	(3,363)	(24,199)
Net change in cash and cash equivalents	(24,073)	(47,457)
Cash and cash equivalents at beginning of period	86,957	207,052
Cash and cash equivalents at end of period	$62,884	$159,595
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,047	$28,728
Income taxes paid	$108	$194
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Background and Basis of Presentation
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) provides home health, hospice and community care services throughout most of the United States. The Company’s operations involve servicing its patients and customers through its (i) Home Health segment, (ii) Hospice segment and (iii) Community Care segment.
The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the consolidated statements of financial position, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice and home health programs, are reported below net income (loss) under the heading “Net income attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.
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
The Company had operating funds of approximately $4.4 million and $5.5 million at March 31, 2014 and December 31, 2013, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
As of March 31, 2014 and December 31, 2013, the Company held an investment, at cost, in CareCentrix Holdings Inc. of $0.9 million for shares that it expects to receive in settlement of certain tax amounts owed to the Company as set forth in the stock purchase agreement.
At March 31, 2014 and December 31, 2013, the Company had assets of $34.9 million and $34.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of March 31, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $27.0 million and $28.3 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of March 31, 2014 and December 31, 2013, fixed assets, net were $47.2 million and $49.4 million, respectively.
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
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software of approximately $1.6 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the three months ended March 31, 2013.
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
Obligations Under Self Insurance Programs
As of March 31, 2014 and December 31, 2013, the Company’s obligations under its insurance programs were $79.1 million and $82.6 million, respectively. Workers’ compensation and professional and general liability expenses were $6.4 million for the first quarter of 2014 as compared to $6.7 million for the corresponding period of 2013. Employee health and welfare expenses were $23.4 million for the first quarter of 2014 as compared to $20.6 million for the corresponding period of 2013.
Nursing Home Costs
For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income. Net nursing home costs were $1.8 million for the first quarter of 2014 as compared to $2.6 million for the corresponding period of 2013.

Note 3.	Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2013-11, Income Taxes (Topic 740) (ASU 2013-11), which provides final guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance were effective as of the beginning of the Company's 2014 year.  The adoption of this new guidance did not have a material impact on on the Company’s consolidated financial statements.

Note 4.	Acquisitions and Dispositions
Harden Healthcare Holdings, Inc.
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. The Company completed the acquisition as an entrance into the community care business, primarily throughout Texas, Oklahoma, Missouri and Kansas, and to expand its geographic coverage for its home health and hospice businesses. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. The contingent consideration includes (i) a consulting agreement entered into with Capstar Partners, LLC, (ii) a sub-lease termination agreement entered into with Capstar Investment Partners, L.P., both which carry performance criteria tied to certain levels of community care program reimbursement rates in the State of Texas, as defined in the agreements, and (iii) a consulting agreement entered into with a former executive of Harden.
Wake Forest Baptist Health Care at Home, LLC
Effective February 2014, the Company sold its Wilkesboro, North Carolina branch to Wake Forest Baptist Health Care at Home, LLC for $2.9 million. Total Care Home Health of North Carolina, LLC, a wholly-owned subsidiary of the Company, owns a 60 percent interest in Wake Forest Baptist Health Care at Home, LLC, which provides home health services in the Winston-Salem and Wilkesboro, North Carolina geographical areas. The Company's non-guarantor subsidiary reflects (i) a receivable of $1.7 million and (ii) a liability due of $2.9 million to Company's guarantor subsidiary relating to this transaction, which was settled in early April 2014.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,083	$—	$—	$23,083	$23,695	$—	$—	$23,695
Rabbi Trust:
Mutual funds	29,926	—	—	29,926	28,945	—	—	28,945
Money market funds	4,965	—	—	4,965	5,737	—	—	5,737
Total assets	$57,974	$—	$—	$57,974	$58,377	$—	$—	$58,377
Liabilities:
Payables to plan participants	$34,891	$—	$—	$34,891	$34,682	$—	$—	$34,682
Acquisition contingent liability	—	—	8,202	8,202	—	—	8,110	8,110
Total liabilities	$34,891	$—	$8,202	$43,093	$34,682	$—	$8,110	$42,792
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013.
The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Note 4 for further information.
The following table provides a summary of changes in fair value of the Company's Level 3 financial assets (in thousands):

	Estimated Fair Value
Balance at December 31, 2013	$8,110
Included in earnings	92	(1)
Balance at March 31, 2014	$8,202

(1)
Accretion of the present value of the contingent liability is recorded in interest expense and other in the Company's consolidated statements of comprehensive income. A 1 percent change in the discount rate would have an impact on the fair value of the contingent liability of approximately $0.2 million.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,836	$25,000	$26,403
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$1,172,419	$1,181,202	$1,177,000	$1,183,863
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
Net revenues in the Home Health and Hospice segments were derived from all major payer classes, while Community Care segment net revenues were derived primarily from Medicaid and Insurance payer classes. Net revenue by major payer classes were as follows (in millions):

	First Quarter
	2014	2013	Percentage Variance
Medicare:
Home Health	$208.8	$193.1	8.1%
Hospice	163.2	167.3	(2.4)%
Total Medicare	372.0	360.4	3.2%
Medicaid and Local Government	71.1	18.2	289.3%
Commercial Insurance and Other:
Paid at episodic rates	15.6	14.3	9.4%
Other	28.8	22.7	27.0%
Total Commercial Insurance and Other	44.4	37.0	20.2%
Total net revenues	$487.5	$415.6	17.3%
For the first quarter of 2014, the Company recorded hospice Medicare cap expense of $0.1 million compared to $0.1 million hospice Medicare cap credit being recorded for the first quarter of 2013, which are reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2014, which began November 1, 2013, the Company has recorded $0.4 million in Medicare cap expense and has five hospice providers currently estimated to be in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of March 31, 2014 and December 31, 2013, the Company had Medicare cap liabilities of $3.2 million and $6.5 million, respectively, which are reflected in Medicare liabilities in the Company’s consolidated balance sheets.
Corporate Integrity Agreement
Under Odyssey's five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, Odyssey must engage a third party to perform verification and unallowable cost reviews. In addition, Odyssey's eligibility review team must review the eligibility of Odyssey's Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey's compliance activities. Any overpayments identified by Odyssey are paid back to the various Medicare administrative contractors by April 1st of the following year. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties. In connection with these eligibility reviews, the Company recorded reserves of approximately $1.2 million and $0.9 million for the first quarter of 2014 and 2013, respectively, which are reflected as a reduction of net revenues in the Company's consolidated statements of comprehensive income.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	March 31, 2014	December 31, 2013
Medicare	$215,797	$214,366
Medicaid and Local Government	49,731	48,183
Commercial Insurance and Other	37,709	38,036
Gross Accounts Receivable	303,237	300,585
Less: Allowance for doubtful accounts	(11,899)	(10,680)
Net Accounts Receivable	$291,338	$289,905
As of March 31, 2014 and December 31, 2013, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.9 million and $2.4 million, respectively.

Note 7.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million for both the first quarter of 2014 and 2013.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price, due to the Company, was placed into an escrow fund for future indemnification claims. As of March 31, 2014, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
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

The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note receivable from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of March 31, 2014 and December 31, 2013, the Company had no allowances for credit losses.

Note 8.	Cost Savings Initiatives and Acquisition and Integration Activities
The Company recorded net charges relating to cost savings initiatives and acquisition and integration activities of $5.3 million and $0.1 million for the first quarter of 2014 and 2013, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives
During the fourth quarter of 2013, the Company undertook a corporate restructuring initiative, referred to as "One Gentiva", to better align its home health, hospice and community care businesses under a common regional management structure. In addition, the Company undertook a branch rationalization initiative to review under performing branches. As a result of this review, the Company has closed or consolidated 94 branches through the first quarter of 2014. As such, the Company recorded charges of $2.7 million for the first quarter of 2014, primarily related to severance and facility lease costs.
Acquisition and Integration Activities
The Company recorded charges of $2.6 million for the first three months of 2014, primarily related to the Company's acquisition of Harden. These costs consisted of (i) severance and lease costs associated with consolidation of branches in overlapping markets and consolidation of back office functions and (ii) legal, accounting and other professional fees and expenses associated with the transaction.
During the first quarter of 2013, the Company recorded charges of $0.1 million in connection with costs of acquisition and integration activities, primarily related to the Company's acquisitions of North Mississippi Hospice and Family HomeCare, Inc. in 2012.
The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Total
Balance at December 31, 2012	$1,685	$1,011	$2,696
Charge in first quarter 2013	47	94	141
Cash expenditures	(1,104)	(322)	(1,426)
Ending balance at March 31, 2013	$628	$783	$1,411

Balance at December 31, 2013	$6,722	$9,703	$16,425
Charge in first quarter 2014	2,713	2,628	5,341
Cash expenditures	(3,443)	(3,472)	(6,915)
Non-cash expenditures	(60)	(86)	(146)
Ending balance at March 31, 2014	$5,932	$8,773	$14,705
The balance of unpaid charges relating to cost savings initiatives and acquisition and integration activities approximated $14.7 million at March 31, 2014 and $16.4 million at December 31, 2013, which were included in other accrued expenses in the Company’s consolidated balance sheets.

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
 The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014				December 31, 2013				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$2,157	$16,183	$1,029	$19,369	2-5 Yrs
Less: accumulated amortization	(1,602)	(15,753)	(155)	(17,510)	(1,553)	(15,720)	(91)	(17,364)
Net covenants not to compete	555	430	874	1,859	604	463	938	2,005

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(20,584)	(504)	—	(21,088)	(19,997)	(481)	—	(20,478)
accumulated impairment losses	(27)	—	—	(27)	(27)	—	—	(27)
Net customer relationships	6,585	406	—	6,991	7,172	429	—	7,601

Tradenames	19,267	17,528	11,922	48,717	19,267	17,528	11,922	48,717	5-10 Yrs
Less: accumulated amortization	(12,269)	(3,969)	(538)	(16,776)	(11,992)	(3,763)	(227)	(15,982)
accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	577	437	11,384	12,398	854	643	11,695	13,192
Amortized intangible assets	7,717	1,273	12,258	21,248	8,630	1,535	12,633	22,798
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	245,545	113,399	26,011	384,955	245,545	113,399	26,011	384,955
Less: accumulated impairment losses	(144,672)	(6,799)	—	(151,471)	(144,672)	(6,799)	—	(151,471)
Net Medicare licenses and certificates of need	100,873	106,600	26,011	233,484	100,873	106,600	26,011	233,484
Total identifiable intangible assets	$108,590	$107,873	$38,269	$254,732	$109,503	$108,135	$38,644	$256,282
The Company recorded amortization expense of approximately $1.6 million and $1.3 million for the first quarter of 2014 and 2013, respectively. The estimated amortization expense for the remainder of 2014 is $4.2 million and for each of the next five succeeding years approximates $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, $1.6 million for 2018, and $1.3 million for 2019.
The gross carrying amount of goodwill as of March 31, 2014 and December 31, 2013 and activity during the first quarter of 2014 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2013	386,824	944,285	116,645	1,447,754	(263,370)	(794,303)	(1,057,673)	390,081
Goodwill acquired during 2014	—	—	—	—	—	—	—	—
Balance at March 31, 2014	$386,824	$944,285	$116,645	$1,447,754	$(263,370)	$(794,303)	$(1,057,673)	$390,081

Note 10.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss) attributable to Gentiva shareholders	$314	$(207,177)

Basic weighted average common shares outstanding	36,189	30,785
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	488	—
Diluted weighted average common shares outstanding	36,677	30,785

Earnings per share:
Basic	$0.01	$(6.73)
Diluted	$0.01	$(6.73)

Anti-dilutive shares by type:
Stock options	1,056	2,630
Performance share units	—	80
Restricted stock	—	381
Total anti-dilutive shares	1,056	3,091
For the first quarter of 2014 and 2013, approximately 1.1 million and 3.1 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive.

Note 11.	Long-Term Debt
Credit Arrangements
At March 31, 2014, the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.

As of March 31, 2014 and December 31, 2013, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Credit Agreement:
Term Loan B, maturing October 18, 2019, net of unamortized discount of $6,271 and $6,508 as of March 31, 2014 and December 31, 2013, respectively	$662,054	$663,492
Term Loan C, maturing October 18, 2018, net of unamortized discount of $687 and $735 as of March 31, 2014 and December 31, 2013, respectively	151,406	154,265
11.5% Senior Notes due 2018	325,000	325,000
Revolving Credit Facility	27,000	27,000
Total debt	1,165,460	1,169,757
Less: current portion of long-term debt	(47,263)	(45,325)
Total long-term debt	$1,118,197	$1,124,432
As of March 31, 2014, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $51.6 million and $52.0 million at March 31, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $21.4 million. As governed by the indenture covering the unsecured senior notes, the Company has a maximum permitted borrowing capacity, as defined, which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
The Term Loan B facility is subject to mandatory principal payments of $6.7 million per year, payable in equal quarterly installments, with the remaining balance of the original $670 million loan payable on October 18, 2019. The Term Loan C facility is subject to mandatory principal payments, payable in quarterly installments. The mandatory principal payments for 2014 are $11.6 million and increase each year through the maturity date of the loan, October 18, 2018.
As of March 31, 2014, the mandatory aggregate principal payments of long-term debt were $20.3 million due during the twelve months ending March 31, 2015, $27.0 million due during the twelve months ending March 31, 2016, $31.9 million due during the twelve months ending March 31, 2017, $45.5 million due during the twelve months ending March 31, 2018, $60.9 million due during the twelve months ending March 31, 2019 and $634.8 million thereafter under the Credit Agreement, and 325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.7 percent per annum at March 31, 2014 and 8.2 percent per annum at December 31, 2013.
The Company may voluntarily repay outstanding loans under the revolving credit facility or the term loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt, (iv) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate, adjusted for certain costs plus an Applicable Margin or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Barclays Bank prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate adjusted for certain costs plus 1.00 percent. In connection with determining the interest rates on the Term Loan B and Term Loan C facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility. As of March 31, 2014, the interest rate on Term Loan B borrowings is 6.50 percent, Term Loan C borrowings is 5.75 percent and revolving credit borrowings is 5.48 percent.
The Applicable Rate component of the interest rate under the Company's Credit Agreement is based on the Company's consolidated leverage ratio as follows:

	Applicable Rates
	Eurodollar Rate for Revolving Credit Facility and Letter of Credit Fees	Base Rate for Revolving Credit Facility	Term Loan B		Term Loan C
Consolidated Leverage Ratio			Eurodollar Rate	Base Rate	Eurodollar Rate	Base Rate
> 4.0:1	4.50%	3.50%	5.25%	4.25%	4.50%	3.50%
< 4.0:1	4.25%	3.25%	5.25%	4.25%	4.50%	3.50%
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations with other companies, sell assets, pay dividends, repurchase capital stock, make investments, loans and advances, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements, repay certain indebtedness, change the nature of the Company’s business, change accounting policies and practices, grant negative pledges and incur capital expenditures. The Credit Agreement also requires the Company to maintain a maximum consolidated leverage ratio, as calculated based on provisions in the Credit Agreement that provide for certain defined adjustments to consolidated EBITDA, and contains certain customary affirmative covenants and events of default.
Gentiva’s permitted maximum consolidated leverage ratio is set forth in the following table:

Four Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2014 to March 31, 2015	≤ 6.75:1
June 30, 2015 to March 31, 2016	≤ 6.50:1
June 30, 2016 to March 31, 2017	≤ 6.25:1
June 30, 2017 to December 31, 2017	≤ 6.00:1
March 31, 2018 and each fiscal quarter thereafter	≤ 5.75:1
As of March 31, 2014, the Company’s consolidated leverage ratio was 5.8x. As of March 31, 2014, the Company was in compliance with all covenants in the Credit Agreement.
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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 12.	Equity
Changes in equity for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$(17,852)	$1,538	$234,700
Comprehensive (loss) income:
Net (loss) income	—	—	—	(207,177)	—	121	(207,056)
Total comprehensive (loss) income	—	—	—	(207,177)	—	121	(207,056)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(304)	—	—	—	(304)
Equity-based compensation expense	—	—	1,813	—	—	—	1,813
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	501,401	50	942	—	(261)	—	731
Distribution to partnership interests	—	—	—	—	—	(240)	(240)
Balance at March 31, 2013	32,510,687	$3,251	$401,599	$(358,512)	$(18,113)	$1,419	$29,644

Balance at December 31, 2013	37,713,302	$3,771	$462,262	$(750,329)	$(18,773)	$2,875	$(300,194)
Comprehensive income (loss):
Net income (loss)	—	—	—	314	—	184	498
Total comprehensive income (loss)	—	—	—	314	—	184	498
Income tax expense associated with the exercise of non-qualified stock options	—	—	(1,359)	—	—	—	(1,359)
Equity-based compensation expense	—	—	2,221	—	—	—	2,221
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	420,460	43	554	—	—	—	597
Minority interest capital contribution	—	—	—	—	—	1,160	1,160
Distribution to partnership interests	—	—	—	—	—	(115)	(115)
Treasury shares:
Stock withheld (32,662 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	(392)	—	(392)
Balance at March 31, 2014	38,133,762	$3,814	$463,678	$(750,015)	$(19,165)	$4,104	$(297,584)
Comprehensive income amounted to $0.5 million for the first quarter of 2014 as compared to comprehensive loss of $207.1 million for the first quarter of 2013.
The Company has an outstanding stock repurchase plan authorized by its Board of Directors to repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the "2012 Repurchase Program"). During the three months ended March 31, 2014 and 2013, the Company did not repurchase shares of its outstanding common stock. As of March 31, 2014, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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
For the first quarter of 2014, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.2 million as compared to $1.8 million for the corresponding period of 2013, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first three months of 2014 and 2013 calculated using the Black-Scholes option pricing model and other assumptions used in the option pricing model, were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Weighted average fair value of options granted	$5.07	$11.46
Risk-free interest rate	.46%	0.31% - 0.35%
Expected volatility	60%	76%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 5.4 years
Expected dividend yield	—%	—%
During the first quarter of 2014, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 30-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.15 to $5.88 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 63 percent, risk-free interest rate of 1.32 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
Stock option grants in 2011 through 2014 vest over a three-year period based on a vesting schedule that provides for one-third vesting after each year. In addition, the Company also issued stock options in 2013 and 2014 that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 30-day closing stock price of the Company's common stock. Stock option grants in 2010 fully vest over a four-year period based on a vesting schedule that provides for one-half vesting after year two and an additional one-fourth vesting after each of years three and four. The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock price over a period corresponding to the expected term of the stock option. Forfeitures are estimated utilizing the Company’s historical forfeiture experience. The expected life of the Company’s stock options is based on the Company’s historical experience of the exercise patterns associated with its stock options.

A summary of Gentiva stock option activity as of March 31, 2014 and changes during the three months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	4,005,589	$15.40
Granted	735,500	10.89
Exercised	(7,334)	5.86
Cancelled	(307,741)	21.18
Balance as of March 31, 2014	4,426,014	$14.27	4.7	$3,762,925
Exercisable options	2,702,748	$17.25	3.8	$2,383,645
Shares expected to vest as of March 31, 2014	1,621,640	$9.53	6.0	$1,368,799
The total intrinsic value of options exercised during the three months ended March 31, 2014 and March 31, 2013 were $35 thousand and $0.3 million, respectively. As of March 31, 2014 and 2013, the Company had $3.6 million and $3.8 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years for both years. The total fair value of options that vested during the first three months of 2014 was $1.7 million.
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
A summary of Gentiva's performance based cash award activity by grant year as of March 31, 2014 is presented below:

	2012	2013	2014
Service period to vest:	3 years	3 years	3 years
Performance range of target:	0% - 200%	0% - 240%	0% - 240%
Performance measured on:	EPS	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	30% based on 2013 results	100% based on 2016 results
	1/2 based on 2014 results	70% based on 2015 results
Performance target achieved:	2012 - 85%	2013 - 0%
Performance cash:

Balance at December 31, 2013 - Earned	1,804,656	—	—
Cancellations	(18,063)	—	—
Balance at March 31, 2014 - Earned	1,786,593	—	—

Balance at December 31, 2013 - Unearned	2,123,125	4,613,750	—
Granted	—	—	5,457,750
Performance target not achieved	—	(1,051,250)	—
Cancellations	(21,250)	—	—
Balance at March 31, 2014 - Unearned	2,101,875	3,562,500	5,457,750
For the first quarter of 2014, the Company recorded $1.0 million of compensation expense associated with its performance based cash awards as compared to $0.7 million for the corresponding period of 2013. As of March 31, 2014, the Company had unrecognized compensation cost at target of $7.0 million to be recognized over a weighted-average period of 2.2 years.

Restricted Stock
A summary of Gentiva restricted stock activity as of March 31, 2014 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2013	635,400	$18.27
Granted	364,000	10.77
Exercised	(88,900)	26.58
Cancelled	(2,800)	11.60
Balance as of March 31, 2014	907,700	$14.51	$8,278,224
Nonvested shares expected to vest as of March 31, 2014	823,419	14.82	7,509,590
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of March 31, 2014, the aggregate intrinsic value of the restricted stock awards was $8.3 million. The Company had $8.1 million and $7.5 million of total unrecognized compensation cost related to restricted stock as of March 31, 2014 and 2013, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.3 years and 2.6, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 650,000, of which 187,195 shares were available for future grants as of March 31, 2014. During the first three months of 2014 and 2013, the Company granted 19,642 and 16,404 stock units, respectively, under the DSU Plan at a grant date weighted-average fair value of $10.69 and $10.97 per stock unit, respectively. Under the DSU Plan, 352,418 stock units were outstanding as of March 31, 2014.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase. During the first three months of 2014 and 2013, the Company issued 83,353 and 86,359 shares of common stock, respectively, under its ESPP.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New

York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On November 4, 2013, the Court denied the Company's motion to amend the District Court's July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its Order, the Court established a 30-day deadline for the Company to file its motion for decertification of the FLSA collective action class, which the Company then filed on December 4, 2013. On April 18, 2014, the Court issued an Order granting the Company's motion for decertification and dismissing the opt-in plaintiffs from the lawsuit without prejudice. On the same day, Plaintiffs filed a motion to amend the Court's Order to delay the effective date of the dismissal of the opt-in plaintiffs' claims for 60 days, until June 17, 2014. On May 1, 2014, the Company filed its response opposing Plaintiffs' motion. The Court also issued an Order referring the case to a magistrate judge for mediation, which is scheduled to take place on June 19, 2014. The Court's Order stated that if the parties fail to settle the remaining claims of the named Plaintiffs through mediation, the case will proceed to trial beginning on July 15, 2014. Plaintiffs are seeking attorneys' fees, back wages and liquidated damages going back three years from the filing of the complaint under the FLSA.
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
On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to the Company. The actions also asserted a claim under Section 14(a) of the Securities Exchange Act of 1934. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s current and former directors and officers as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock. The complaint further alleged that the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action and, on February 11, 2013, the court granted defendants' motion to dismiss with prejudice.  On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted.  On August 2, 2013 and September 24, 2013, respectively, each of the plaintiffs in the Georgia Federal Court

Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia Federal Court Action.  The demands were considered by the Committee along with the November 30, 2012 demand, and, after conducting an investigation of the allegations contained in each of the three demands, the Committee and the Board determined that taking any or all of the demanded actions would not serve the best interests of Gentiva and its shareholders. Accordingly, the Board voted unanimously to reject the demands.
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
The fiscal intermediary completed the reopening of all 1997, 1998 and 1999 cost reports and determined that the adjustment to allowable costs aggregated $15.9 million which the Company has received and recorded as adjustments to net revenues in the fiscal years 2004 through 2006. The 2000 cost reports are now finalized and being settled by the Centers for Medicare & Medicaid Services. In connection with the settlements, the Company recorded approximately $4.0 million as a positive adjustment to net revenues in the third quarter of 2013.
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
The Company recorded an income tax provision of $0.4 million for the first quarter of 2014. The Company’s effective income tax rate for the first quarter of 2014 was 45.9 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 45.9 percent for the first three months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 5.3 percent), increase in tax reserves (approximately 16.1 percent) and other items (approximately 3.8 percent), offset by tax credits (approximately 14.3 percent).
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
As of March 31, 2014 and December 31, 2013, the Company had tax refund receivables of $25.3 million and $21.2 million, respectively. Tax refund receivables are classified in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

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
Segment net revenues by major payer source were as follows (in millions):

	First Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$208.8	$163.2	$—	$372.0	$193.1	$167.3	$360.4
Medicaid and Local Government	8.5	6.2	56.4	71.1	11.2	7.0	18.2
Commercial Insurance and Other:
Paid at episodic rates	15.6	—	—	15.6	14.3	—	14.3
Other	23.1	5.0	0.7	28.8	17.5	5.2	22.7
Total net revenues	$256.0	$174.4	$57.1	$487.5	$236.1	$179.5	$415.6

Segment information about the Company’s operations is as follows (in thousands)

	Home Health		Hospice		Community Care	Total
For the three months ended March 31, 2014
Net revenue	$255,976		$174,402		$57,127	$487,505
Operating contribution	$29,603	(1)	$17,544	(1)	$9,279	$56,426
Corporate expenses						(24,562)	(1)
Depreciation and amortization						(6,447)
Interest expense and other, net						(24,498)
Income before income taxes						$919
Segment assets	$406,783		$358,652		$170,717	$936,152
Corporate assets						298,782
Total assets						$1,234,934

For the three months ended March 31, 2013
Net revenue	$236,061		$179,530		$—	$415,591
Operating contribution	$30,188		$27,421		$—	$57,609
Corporate expenses						(18,687)	(1)
Goodwill and other long-lived asset impairment						(224,320)	(2)
Depreciation and amortization						(4,781)
Interest expense and other, net						(22,293)
Loss before income taxes						$(212,472)
Segment assets	$248,789		$634,065	(2)	$—	$882,854
Corporate assets						356,444	(2)
Total assets						$1,239,298

(1)
For the three months ended March 31, 2014 and 2013, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $5.3 million and $0.1 million, respectively. See Note 8 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	First Quarter
	2014	2013
Home Health	$0.6	$—
Hospice	2.8	—
Corporate expenses	1.9	0.1
Total	$5.3	$0.1

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
The following condensed consolidating financial statements include the balance sheets as of March 31, 2014 and December 31, 2013, statements of comprehensive income for the three months ended March 31, 2014 and 2013 and statements of cash flows for the three months ended March 31, 2014 and 2013 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
March 31, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$31,002	$—	$31,882	$—	$62,884
Receivables, net	—	285,494	53,558	(47,714)	291,338
Deferred tax assets, net	—	22,848	3,242	—	26,090
Prepaid expenses and other current assets	—	55,939	10,729	—	66,668
Total current assets	31,002	364,281	99,411	(47,714)	446,980
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	46,612	576	—	47,188
Intangible assets, net	—	252,132	2,600	—	254,732
Goodwill	—	381,150	8,931	—	390,081
Investment in subsidiaries	813,960	29,125	—	(843,085)	—
Other assets	27,012	40,463	7	—	67,482
Total assets	$871,974	$1,142,234	$111,525	$(890,799)	$1,234,934

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$47,263	$—	$—	$—	$47,263
Accounts payable	—	55,670	—	(43,074)	12,596
Other current liabilities	1,917	212,335	78,296	(4,640)	287,908
Total current liabilities	49,180	268,005	78,296	(47,714)	347,767
Long-term debt	1,118,197	—	—	—	1,118,197
Deferred tax liabilities, net	—	14,711	—	—	14,711
Other liabilities	6,285	45,558	—	—	51,843
Total Gentiva shareholders’ (deficit) equity	(301,688)	813,960	29,125	(843,085)	(301,688)
Noncontrolling interests	—	—	4,104	—	4,104
Total (deficit) equity	(301,688)	813,960	33,229	(843,085)	(297,584)
Total liabilities and equity (deficit)	$871,974	$1,142,234	$111,525	$(890,799)	$1,234,934

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,076	$—	$31,881	$—	$86,957
Receivables, net	—	284,379	34,136	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	50,890	13,856	—	64,746
Total current assets	55,076	361,114	82,181	(28,610)	469,761
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,824	551	—	49,375
Intangible assets, net	—	253,682	2,600	—	256,282
Goodwill	—	384,017	6,064	—	390,081
Investment in subsidiaries	791,456	28,382	—	(819,838)	—
Other assets	28,266	40,370	11	—	68,647
Total assets	$874,798	$1,144,860	$91,407	$(848,448)	$1,262,617

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	188	283,040	59,868	(28,610)	314,486
Total current liabilities	45,513	298,417	60,150	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	9,825	—	—	9,825
Other liabilities	7,922	45,162	—	—	53,084
Total Gentiva shareholders’ (deficit) equity	(303,069)	791,456	28,382	(819,838)	(303,069)
Noncontrolling interests	—	—	2,875	—	2,875
Total (deficit) equity	(303,069)	791,456	31,257	(819,838)	(300,194)
Total liabilities and equity (deficit)	$874,798	$1,144,860	$91,407	$(848,448)	$1,262,617

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$474,694	$17,945	$(5,134)	$487,505
Cost of services sold	—	266,093	12,109	(5,134)	273,068
Gross profit	—	208,601	5,836	—	214,437
Selling, general and administrative expenses	—	(183,887)	(5,133)	—	(189,020)
Interest (expense) and other, net	(24,550)	—	52	—	(24,498)
Equity in earnings of subsidiaries	15,911	254	—	(16,165)	—
(Loss) income before income taxes	(8,639)	24,968	755	(16,165)	919
Income tax benefit (expense)	8,953	(9,057)	(317)	—	(421)
Net income	314	15,911	438	(16,165)	498
Noncontrolling interests	—	—	(184)	—	(184)
Net income attributable to Gentiva shareholders	$314	$15,911	$254	$(16,165)	$314
Total comprehensive income	$314	$15,911	$438	$(16,165)	$498

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$403,144	$15,626	$(3,179)	$415,591
Cost of services sold	—	213,202	11,550	(3,179)	221,573
Gross profit	—	189,942	4,076	—	194,018
Selling, general and administrative expenses	—	(155,249)	(4,628)	—	(159,877)
Goodwill and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(22,310)	—	17	—	(22,293)
Equity in earnings of subsidiaries	(193,791)	(397)	—	194,188	—
Loss before income taxes	(216,101)	(190,024)	(535)	194,188	(212,472)
Income tax benefit (expense)	8,924	(3,767)	259	—	5,416
Net loss	(207,177)	(193,791)	(276)	194,188	(207,056)
Noncontrolling interests	—	—	(121)	—	(121)
Net loss attributable to Gentiva shareholders	$(207,177)	$(193,791)	$(397)	$194,188	$(207,177)
Total comprehensive loss	$(207,177)	$(193,791)	$(276)	$194,188	$(207,056)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash used in operating activities	$(11,806)	$(5,012)	$(597)	$(328)	$(17,743)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,104)	(54)	—	(3,158)
Proceeds from sale of assets	—	191	—	—	191
Net cash used in investing activities	—	(2,913)	(54)	—	(2,967)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	597	—	—	—	597
Windfall tax benefits associated with equity-based compensation	6	—	—	—	6
Repayment of long-term debt	(4,581)	—	—	—	(4,581)
Minority interest capital contributions	—	—	1,160		1,160
Distribution to minority interests	—	—	(115)		(115)
Distribution to majority interests	—	—	(328)	328	—
Other	(337)	(28)	(65)	—	(430)
Net payments related to intercompany financing	(7,953)	7,953	—	—	—
Net cash (used in) provided by financing activities	(12,268)	7,925	652	328	(3,363)
Net change in cash and cash equivalents	(24,074)	—	1	—	(24,073)
Cash and cash equivalents at beginning of period	55,076	—	31,881	—	86,957
Cash and cash equivalents at end of period	$31,002	$—	$31,882	$—	$62,884

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8,314)	$(13,821)	$1,575	$—	$(20,560)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,646)	(52)	—	(2,698)
Net cash used in investing activities	—	(2,646)	(52)	—	(2,698)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	992	—	—	—	992
Windfall tax benefits associated with equity-based compensation	72	—	—	—	72
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Debt issuance costs	—	—	—	—	—
Distribution to minority interests	387	(28)	(599)	—	(240)
Other	(23)	—	—	—	(23)
Net payments related to intercompany financing	(16,495)	16,495	—	—	—
Net cash (used in) provided by financing activities	(40,067)	16,467	(599)	—	(24,199)
Net change in cash and cash equivalents	(48,381)	—	924	—	(47,457)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$117,759	$—	$41,836	$—	$159,595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K for the year ended December 31, 2013 and in various other filings with the SEC. The reader is encouraged to review these risk factors and filings.
General
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.
The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings with the SEC.

Overview
Gentiva Health Services, Inc. (“Gentiva” or the “Company”) is a leading provider of home health services, hospice services and community care services serving patients through approximately 500 locations in 40 states.
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
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. See Note 16 to the Company's consolidated financial statements for a description of the Company's reporting segments.
Results of Operations
The comparison of results of operations between 2014 and 2013 has been impacted significantly by the following items:

•	The Company recorded net charges relating to restructuring, acquisition and integration activities of $5.3 million for first quarter of 2014 and $0.1 million in the first quarter of 2013.

•	The Company completed a significant acquisition and closed a significant number of branch operations affecting the reporting periods presented as follows:

•
The Company completed the acquisition of Harden Healthcare Holdings, Inc. and its home health, hospice and community care businesses on October 18, 2013. Annualized net revenues of Harden at acquisition date approximated $145 million from home health, $110 million from hospice and $221 million from community care. Net revenues specific to Harden for the first quarter of 2014 are not available as subsequent to the acquisition date the Company has undertaken significant consolidations and closures of Harden branches in overlapping and smaller markets for which reporting of separate results is no longer available.

•
During the fourth quarter of 2013 and continuing through the first quarter of 2014, the Company undertook a branch rationalization initiative to review under performing branches and has closed or consolidated 94 branches through the first quarter of 2014. As a result of the branch rationalization activities, the Company’s net revenues comparisons were negatively impacted for the first quarter of 2014 by approximately $8.0 million as compared to the corresponding period of 2013.

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

•
In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge related to developed software of approximately $1.6 million.

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	First Quarter
	2014	2013	Percentage Variance
Home Health	$256.0	$236.1	8.4%
Hospice	174.4	179.5	(2.9)%
Community Care	57.1	—	—%
Total net revenues	$487.5	$415.6	17.3%
Net revenues by major payer source are as follows (in millions):

	First Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$208.8	$163.2	$—	$372.0	$193.1	$167.3	$360.4
Medicaid and Local Government	8.5	6.2	56.4	71.1	11.2	7.0	18.2
Commercial Insurance and Other:
Paid at episodic rates	15.6	—	—	15.6	14.3	—	14.3
Other	23.1	5.0	0.7	28.8	17.5	5.2	22.7
Total net revenues	$256.0	$174.4	$57.1	$487.5	$236.1	$179.5	$415.6

For the first quarter of 2014 as compared to the first quarter of 2013, net revenues increased by $71.9 million, or 17.3 percent, to $487.5 million from $415.6 million, primarily related to the acquisition of Harden on October 18, 2013.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter 2014 net revenues were $256.0 million, an increase of $19.9 million, or 8.4 percent, from $236.1 million in the prior year period. The increase is primarily attributable to the Harden acquisition partially offset by (i) the net decrease in Medicare reimbursement rates, effective January 1, 2014 and (ii) the effect of the 2 percent Medicare rate reduction, known as sequestration, effective April 1, 2013.

The Company’s episodic revenues increased 8.2 percent for the first quarter of 2014. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	First Quarter
	2014	2013	Percentage Variance
Home Health
Medicare	$208.8	$193.1	8.1%
Non-Medicare PPS	15.6	14.3	9.4%
Total	$224.4	$207.4	8.2%
Key Company statistics related to episodic revenues were as follows:

	First Quarter
	2014	2013	Percentage Variance
Episodes:
Medicare	75,500	67,300	12.1%
Non-Medicare PPS	7,100	4,900	31.0%
Total episodes	82,600	72,200	14.5%

Revenue per episode	$2,715	$2,875	(5.5)%
Episode volume for the first quarter of 2014 increased 14.5 percent as compared to the corresponding period of 2013. Admissions increased by 8.0 percent for the first quarter, from 50,400 in the first quarter of 2013 to 54,400 in the first quarter of 2014. There were approximately 1.52 and 1.43 episodes for each admission during the first quarter of 2014 and 2013, respectively.
Revenues generated from Medicare were $208.8 million during the first quarter of 2014, an increase of 8.1 percent as compared to $193.1 million in the corresponding period of 2013. Medicare revenues represented approximately 82 percent of total Home Health revenues for both the first quarter of 2014 and 2013. In both the first quarter of 2014 and 2013, Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent.
Revenues from Medicaid and Local Government payer sources were $8.5 million in the first quarter of 2014 as compared to $11.2 million in the first quarter of 2013. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $23.1 million and $17.5 million for the first quarter of 2014 and 2013, respectively.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. First quarter of 2014 net revenues were $174.4 million as compared to $179.5 million in the corresponding period of 2013. The decrease is primarily attributable to lower average daily census, partially offset by the acquisition of Harden and an increase in the average length of stay for the first quarter of 2014 as compared to the first quarter of 2013
Key Company statistics relating to Hospice were as follows:

	First Quarter
	2014	2013	Percentage Variance
Patient days (in thousands)	1,168	1,146	1.9%
Revenue per Patient Day	$149	$157	(4.7)%
For the first quarter of 2014, Average Daily Census (“ADC”) approximated 13,000 patients as compared to 12,700 patients for the first quarter of 2013. The average length of stay of patients at discharge was 104 days for the first quarter of 2014 versus 99 days for the first quarter of 2013.

Medicare revenues were $163.2 million in the first quarter of 2014 as compared to $167.3 million in the corresponding period of 2013. Medicaid revenues were $6.2 million for the first quarter of 2014 as compared to $7.0 million for the corresponding period of 2013. Commercial Insurance and Other revenues in the first quarter of 2014 were $5.0 million as compared to $5.2 million in the corresponding period of 2013.
Community Care
Community Care segment revenues are derived from two payer groups: Medicaid and Local Government and Commercial Insurance and Other. Net revenues for the first quarter of 2014 were $57.1 million consisting of $56.4 million of Medicaid and Local Government and $0.7 million of Commercial Insurance and Other. Billed hours for the first quarter of 2014 were 4,200 and revenue per billed hour was $14.
Gross Profit
The following table reflects gross profit by business segment for 2014 and 2013 (in millions):

	First Quarter
	2014	2013	Variance
Gross Profit:
Home Health	$123.7	$114.8	$8.9
Hospice	73.9	79.2	(5.3)
Community Care	16.8	—	16.8
Total	$214.4	$194.0	$20.4
As a percent of revenue:
Home Health	48.3%	48.6%	(0.3)%
Hospice	42.4%	44.2%	(1.8)%
Community Care	29.5%	—%	29.5%
Total	44.0%	46.7%	(2.7)%
Gross profit increased by $20.4 million, or 10.5 percent, for the first quarter of 2014 as compared to the first quarter of 2013. As a percentage of revenues, gross profit of 44.0 percent in the first quarter of 2014 represented a 2.7 percentage point decrease as compared to the first quarter of 2013, primarily driven by the lower gross margin associated with the Company's Community Care business and declines in the Hospice gross margins as noted below.
For the first quarter of 2014, gross profit as a percentage of revenues within the Home Health segment declined by 0.3 percent as compared to the corresponding period of 2013. The decrease resulted primarily from the net decrease in Medicare reimbursement rates for 2014 and the effect of the 2 percent Medicare rate reduction, known as sequestration, effective April 1, 2013.
Hospice gross profit as a percentage of revenues decreased 1.8 percentage points for the first quarter of 2014 as compared to the first quarter of 2013. The decrease was primarily due to higher labor costs and increased pharmacy expenses as compared to the prior year period.
Gross profit was impacted by depreciation expense of approximately $0.2 million in the first quarter of both 2014 and 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.2 percent, or $29.1 million, to $189.0 million for the first quarter of 2014, as compared to $159.9 million for the first quarter of 2013.
If charges, as noted below, relating to cost savings initiatives and acquisition and integration activities of $5.3 million in the first quarter of 2014 and $0.1 million in the first quarter of 2013 were excluded, the increase in selling, general and administrative expenses would have been approximately 15.0 percent, or $23.9 million, for the first quarter of 2014, as compared to the first quarter of 2013. The increase in selling, general and administrative expenses is primarily associated with the Harden acquisition.
The increase in the first quarter of 2014, as compared to the first quarter of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($7.9 million), (ii) Community Care field operating, selling and administrative costs ($7.5 million), (iii) cost savings initiatives and other restructuring costs ($5.2 million), (iv) corporate administrative expenses ($3.6 million), (v) Hospice field operating, selling and administrative costs ($1.8 million), (vi) depreciation and amortization ($1.7 million), (vii) increase in provision for doubtful accounts ($1.0 million) and (viii) equity-based compensation expense ($0.4 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $6.3 million in the first quarter of 2014 as compared to $4.6 million for the corresponding period of 2013.
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
Interest Income and Interest Expense and Other
For the first quarter of 2014 and 2013, net interest expense and other was approximately $24.5 million and $22.3 million, respectively, consisting primarily of interest expense and other of $25.1 million and $23.1 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs and debt discounts. The Company's interest expense and other was partially offset by interest income of $0.6 million and $0.8 million, respectively, earned on investments and existing cash balances.
Income Tax (Expense) Benefit
The Company recorded an income tax provision of $0.4 million for the first quarter of 2014. The Company’s effective income tax rate for the first quarter of 2014 was 45.9 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 45.9 percent for the first three months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 5.3 percent), increase in tax reserves (approximately 16.1 percent) and other items (approximately 3.8 percent) offset by tax credits (approximately 14.3 percent).
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
Net Income (Loss) Attributable to Gentiva Shareholders
For the first quarter of 2014, net income attributable to Gentiva shareholders was $0.3 million, or $0.01 per diluted share, compared with net loss of $207.2 million, or $6.73 per diluted share, for the corresponding period of 2013.
The Company uses adjusted income attributable to Gentiva shareholders, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income attributable to Gentiva shareholders as income attributable to Gentiva shareholders, excluding (i) charges relating to cost savings initiatives and acquisition and integration activities, (ii) goodwill and other long-lived asset impairment and (iii) EBITDA impact of closed locations. The Company considers adjusted income attributable to Gentiva shareholders to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include cost savings initiatives and acquisition and integration activities, goodwill and other long-lived asset impairment and impact of closed locations as noted in the table below, adjusted income attributable to Gentiva shareholders was $4.8 million, or $0.13 per diluted share, for the first quarter of 2014 as compared to $7.1 million, or $0.23 per diluted share, for the corresponding period of 2013.
A reconciliation of adjusted income attributable to Gentiva shareholders to net income (loss), the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$4,799	$0.13		$7,107	$0.23
Cost savings initiatives and acquisition and integration activities	(5,341)	(3,302)	(0.09)	(141)	(86)	—
Goodwill and other long-lived asset impairment	—	—	—	(224,320)	(214,198)	(6.96)
Impact of closed locations	(1,876)	(1,183)	(0.03)	—	—	—
Income (loss) attributable to Gentiva shareholders		314	0.01		(207,177)	(6.73)
Add back: Net income attributable to noncontrolling interests		184	—		121	—
Net income (loss)		$498	$0.01		$(207,056)	$(6.73)
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
The Company’s credit agreement provides for $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $825.0 million and a revolving credit facility of $100 million. See Note 11 to the Company’s consolidated financial statements for additional information.
During the first three months of 2014, net cash used in operating activities was $17.7 million. In addition, the Company used $4.6 million for the repayment of debt, and $3.2 million for capital expenditures. During the three months ended March 31, 2014, the Company had proceeds of $0.6 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”).
Net cash used in operating activities decreased by $2.8 million, from $20.6 million for the first three months of 2013 to $17.7 million for the first three months of 2014. The decrease was primarily due to the decline in current liabilities ($6.9 million) and accounts receivable ($1.4 million), partially offset by the change in net cash provided by operations prior to changes in assets and liabilities ($1.7 million), prepaid expenses and other current assets ($1.8 million) and other ($2.0 million).

Adjustments to add back non-cash items affecting net income (loss) are summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	Variance
OPERATING ACTIVITIES:
Net income (loss)	$498	$(207,056)	$207,554
Adjustments to add back non-cash items affecting net income (loss):
Depreciation and amortization	6,447	4,781	1,666
Amortization of debt issuance costs	1,576	3,331	(1,755)
Provision for doubtful accounts	1,999	1,007	992
Equity-based compensation expense	2,221	1,813	408
Windfall tax benefits associated with equity-based compensation	(6)	(72)	66
Goodwill and other long-lived asset impairment	—	224,320	(224,320)
Deferred income tax expense (benefit)	4,301	(9,360)	13,661
Total cash provided by operations prior to changes in assets and liabilities	$17,036	$18,764	$(1,728)
The $1.7 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2014 and 2013 periods is primarily related to net income (loss), after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill and other long-lived asset impairment and deferred income taxes.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(3,063)	$(193)	$(2,870)
Payroll and related taxes	(14,636)	(10,977)	(3,659)
Deferred revenue	5,038	2,376	2,662
Medicare liabilities	(1,762)	210	(1,972)
Obligations under insurance programs	(3,558)	(1,991)	(1,567)
Accrued nursing home costs	(1,250)	602	(1,852)
Other accrued expenses	(9,121)	(25,285)	16,164
Total changes in current liabilities	$(28,352)	$(35,258)	$6,906
The primary drivers for the $6.9 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•
Accounts payable, which had a negative impact of $2.9 million between the 2014 and 2013 reporting periods, primarily related to timing of payments and increased volume related to the Harden acquisition in the 2014 period as compared to the 2013 period.

•
Payroll and related taxes, which had a negative impact of $3.7 million between the 2014 and 2013 reporting periods, primarily due to timing of the Company’s payroll processing and the impact of the addition of a significant number of employees acquired in the Harden transaction.

•	Deferred revenue, which had a positive impact of $2.7 million between the 2014 and 2013 reporting periods.

•	Medicare liabilities, which had a negative impact of $2.0 million between the 2014 and 2013 reporting periods.

•
Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $1.6 million between the 2014 and 2013 reporting periods, related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $1.8 million between the 2014 and 2013 reporting periods, due to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $16.2 million between the 2014 and 2013 reporting periods, due primarily to increased incentive compensation and acquisition and integration reserves in the 2014 period as compared to the 2013 period.

Working capital at March 31, 2014 was approximately $99 million, an increase of $5 million as compared to approximately $94 million at December 31, 2013, primarily due to:

•	a $24 million decrease in cash and cash equivalents;

•	a $2 million increase in prepaid expenses and other current assets;

•	a $1 million increase in accounts receivable;

•	a $2 million decrease in deferred tax assets; and

•
a $28 million decrease in current liabilities, consisting of decreases in payroll and related taxes ($15 million), obligations under insurance programs ($4 million), other accrued expenses ($10 million), accounts payable ($3 million), nursing home costs ($1 million) and Medicare liabilities ($2 million), partially offset by increases in deferred revenue ($5 million) and current portion of long-term debt ($2 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of March 31, 2014, Days Sales Outstanding (“DSO”) was 50 days, an increase of 1 day from December 31, 2013.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 42 days at both March 31, 2014 and December 31, 2013.
Accounts receivable attributable to major payer sources of reimbursement at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$215,797	$188,533	$18,957	$4,922	$3,385
Medicaid and Local Government	49,731	44,278	4,621	777	55
Commercial Insurance and Other	34,775	27,342	5,041	1,889	503
Self - Pay	2,934	1,740	787	358	49
Gross Accounts Receivable	$303,237	$261,893	$29,406	$7,946	$3,992

	December 31, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$214,366	$186,154	$20,601	$5,552	$2,059
Medicaid and Local Government	48,183	44,234	3,251	637	61
Commercial Insurance and Other	35,659	28,072	5,807	1,789	(9)
Self - Pay	2,377	1,413	669	241	54
Gross Accounts Receivable	$300,585	$259,873	$30,328	$8,219	$2,165

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	First Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	82%	94%	—%	76%	82%	93%	87%
Medicaid and Local Government	3	3	99	15	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	3	6	—	3
Other	9	3	1	6	7	3	6
Total net revenues	100%	100%	100%	100%	100%	100%	100%
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
On November 22, 2013, the CMS issued the final rule for 2014 home health prospective payment system rates, which included (i) a market basket increase of 2.3 percent, (ii) rebasing of Medicare reimbursement rates, with annual reductions of 3.5 percent for each of the next four years beginning January 2014, (iii) changes in the Wage Index with no overall impact and (iv) rebasing all case mix weights to 1.0 from an average case mix weight of 1.3464 in 2012, as provided for under the Affordable Care Act. CMS has provided that the case mix weight rebasing is offset by increasing the base episodic rate by a similar amount which will increase the base episodic rate for 2014 to $2,869 from the 2013 rate of $2,138. The rule also provided for changes in low utilization payments amounts (“LUPAs”) and the removal of 170 diagnosis codes, among other changes. CMS predicts that, on average, home health agencies will experience an approximate 1.05 percent reduction in reimbursement for 2014. On April 1, 2013, the automatic reductions in Federal spending, known as "sequestration" were put in place, which mandated an additional 2 percent reduction in Medicare home health payments.

Actual episodic rates will vary from the base episodic rates due to (i) the determination of case mix which reflects the clinical condition, functional abilities and service needs of each individual patient and (ii) wage indices applicable to the geographic region where the services are performed and other adjustments provided for under the CMS regulations.
Hospice
On May 2, 2014, CMS released a preliminary rule, effective for hospice services provided October 1, 2014 through September 30, 2015, which provides for a 1.3 percent increase for Medicare hospice rates, consisting of a 2.7 percent market basket increase, offset by a 0.7 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent.
In August 2013, CMS released a final rule, effective for hospice services provided October 1, 2013 through September 30, 2014, which provides for a 1.0 percent increase for Medicare hospice rates, consisting of a 2.5 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent. In addition, on April 1, 2013, the automatic reductions in Federal spending, known as "sequestration," were put in place, which mandated an additional 2 percent reduction in Medicare hospice payments.
Community Care
Reimbursement for community care services that we provide is primarily through Medicaid and managed care providers and rates can vary state by state. There are currently various legislative efforts under way to increase minimum wage laws that could significantly impact the wage rates for personal care attendants the Company utilizes to provide such services.

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
Credit Arrangements
At March 31, 2014, the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.
As of March 31, 2014, advances under the revolving credit facility may be made, and letters of credit may be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $51.6 million and $52.0 million at March 31, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of March 31, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $21.4 million. As governed by the indenture covering the Company's unsecured senior notes, the Company has a maximum permitted borrowing capacity, as defined, under its Credit Agreement which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
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
As of March 31, 2014, the mandatory aggregate principal payments of long-term debt were $20.3 million due during the twelve months ending March 31, 2015, $27.0 million due during the twelve months ending March 31, 2016, $31.9 million due during the twelve months ending March 31, 2017, $45.5 million due during the twelve months ending March 31, 2018, $60.9 million due during the twelve months ending March 31, 2019 and $634.8 million thereafter under the Credit Agreement, and $325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.7 percent per annum at March 31, 2014 and 8.2 percent per annum at December 31, 2013.
Debt Covenants
The Company's Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio and contains certain customary affirmative covenants and events of default.

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2014 to March 31, 2015	≤ 6.75:1
June 30, 2015 to March 31, 2016	≤ 6.50:1
June 30, 2016 to March 31, 2017	≤ 6.25:1
June 30, 2017 to December 31, 2017	≤ 6.00:1
March 31, 2018 and each fiscal quarter thereafter	≤ 5.75:1
As of March 31, 2014, the Company’s consolidated leverage ratio was 5.8x. As of March 31, 2014, the Company was in compliance with all covenants in the Credit Agreement. See Note 11 to the Company's consolidated financial statements for further information on the Company's debt covenants.
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
Capital Expenditures
The Company’s capital expenditures for the three months ended March 31, 2014 were $3.2 million as compared to $2.7 million for the three months ended March 31, 2013. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $14 million and $16 million for the remainder of 2014. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $62.9 million as of March 31, 2014, including operating funds of approximately $4.4 million exclusively relating to a non-profit hospice operation managed in Florida.
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
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of March 31, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $840.5 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $8.4 million per year, assuming a similar capital structure.

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

Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
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
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

4.6	Second Supplemental Indenture, dated as of November 15, 2013, among Gentiva, the guaranteeing subsidiaries signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2013.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: May 12, 2014	/s/ Tony Strange
Tony Strange
Chief Executive Officer

Date: May 12, 2014	/s/ Eric R. Slusser
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

4.6	Second Supplemental Indenture, dated as of November 15, 2013, among Gentiva, the guaranteeing subsidiaries signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Amendment No. 4 to the Registration Statement of Company on Form S-4 dated February 9, 2000 (File No. 333-88663).
(4)	Incorporated herein by reference to Amendment No. 3 to the Registration Statement of Company on Form S-4 dated February 4, 2000 (File No. 333-88663).
(5)	Incorporated herein by reference to Form 8-K of Company dated and filed August 17, 2010.
(6)	Incorporated herein by reference to Form 10-Q of Company for the quarterly period ended September 30, 2012.
(7)	Incorporated herein by reference to Form 10-K of Company for the fiscal year ended December 31, 2013.

*	Filed herewith
**	Furnished herewith