Form 10-Q
period 2014-06-30
GENTIVA HEALTH SERVICES INC
filed 2014-08-11
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares outstanding of the registrant’s Common Stock, as of August 8, 2014, was 36,895,586.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$106,155	$86,957
Accounts receivable, less allowance for doubtful accounts of $11,990 and $10,680 at June 30, 2014 and December 31, 2013, respectively	280,731	289,905
Deferred tax assets, net	24,287	28,153
Prepaid expenses and other current assets	54,773	64,746
Total current assets	465,946	469,761
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	44,948	49,375
Intangible assets, net	253,178	256,282
Goodwill	390,081	390,081
Other assets	67,927	68,647
Total assets	$1,250,551	$1,262,617
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$49,200	$45,325
Accounts payable	14,585	15,659
Payroll and related taxes	55,239	64,857
Deferred revenue	48,936	43,864
Medicare liabilities	17,360	23,894
Obligations under insurance programs	76,605	82,634
Accrued nursing home costs	20,554	22,219
Accrued interest expense	17,010	17,239
Other accrued expenses	54,295	59,779
Total current liabilities	353,784	375,470
Long-term debt	1,111,972	1,124,432
Deferred tax liabilities, net	15,701	9,825
Other liabilities	54,822	53,084
Equity:
Gentiva shareholders’ deficit:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 38,216,282 and 37,713,302 shares at June 30, 2014 and December 31, 2013, respectively	3,822	3,771
Additional paid-in capital	465,643	462,262
Treasury stock, 1,370,544 and 1,337,882 shares at June 30, 2014 and December 31, 2013, respectively	(19,165)	(18,773)
Accumulated deficit	(740,004)	(750,329)
Total Gentiva shareholders’ deficit	(289,704)	(303,069)
Noncontrolling interests	3,976	2,875
Total deficit	(285,728)	(300,194)
Total liabilities and shareholders' deficit	$1,250,551	$1,262,617
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenues	$498,040	$414,424	$985,545	$830,015
Cost of services sold	267,350	218,947	540,418	440,520
Gross profit	230,690	195,477	445,127	389,495
Selling, general and administrative expenses	(189,103)	(161,937)	(378,123)	(321,814)
Goodwill and other long-lived asset impairment	—	—	—	(224,320)
Interest income	633	642	1,266	1,427
Interest expense and other	(25,322)	(22,790)	(50,453)	(45,868)
Income (loss) before income taxes	16,898	11,392	17,817	(201,080)
Income tax (expense) benefit	(6,899)	(4,829)	(7,320)	587
Net income (loss)	9,999	6,563	10,497	(200,493)
Net loss (income) attributable to noncontrolling interests	12	(216)	(172)	(337)
Net income (loss) attributable to Gentiva shareholders	$10,011	$6,347	$10,325	$(200,830)
Total comprehensive income (loss)	$9,999	$6,563	$10,497	$(200,493)

Earnings per share
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.28	$0.21	$0.28	$(6.51)
Diluted	$0.27	$0.20	$0.28	$(6.51)
Weighted average shares outstanding:
Basic	36,298	30,941	36,243	30,863
Diluted	36,927	31,239	36,790	30,863
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net income (loss)	$10,497	$(200,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,815	9,511
Amortization of debt issuance costs	3,181	6,463
Provision for doubtful accounts	3,800	2,680
Equity-based compensation expense	4,387	3,969
Windfall tax benefits associated with equity-based compensation	(21)	(82)
Goodwill and other long-lived asset impairment	—	224,320
Deferred income tax expense (benefit)	6,192	(7,983)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	5,374	(3,919)
Prepaid expenses and other current assets	9,973	1,727
Accounts payable	(1,074)	(739)
Payroll and related taxes	(9,618)	(3,346)
Deferred revenue	5,072	619
Medicare liabilities	(6,534)	(11,087)
Obligations under insurance programs	(6,029)	1,010
Accrued nursing home costs	(1,665)	1,438
Other accrued expenses	(4,394)	(15,600)
Other, net	678	1,678
Net cash provided by operating activities	32,634	10,166
INVESTING ACTIVITIES:
Purchase of fixed assets	(6,032)	(7,521)
Proceeds from sale of businesses, net of cash transferred	—	508
Net cash used in investing activities	(6,032)	(7,013)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,276	1,852
Windfall tax benefits associated with equity-based compensation	21	82
Payment of contingent consideration accrued at acquisition date	—	(1,500)
Repayment of long-term debt	(9,163)	(25,000)
Minority interest capital contribution	1,160	—
Distribution to minority interests	(231)	(356)
Other	(467)	(161)
Net cash used in financing activities	(7,404)	(25,083)
Net change in cash and cash equivalents	19,198	(21,930)
Cash and cash equivalents at beginning of period	86,957	207,052
Cash and cash equivalents at end of period	$106,155	$185,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$47,224	$39,069
Income taxes paid	$341	$522
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
The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the consolidated statements of financial position, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries in which the Company owns more than a 50 percent interest. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of the Company’s hospice and home health programs, are reported below net income (loss) under the heading “Net loss (income) attributable to noncontrolling interests” in the Company’s consolidated statements of comprehensive income and presented as a component of equity in the Company’s consolidated balance sheets. All balances and transactions between the consolidated entities have been eliminated.

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
The Company had operating funds of approximately $2.9 million and $5.5 million at June 30, 2014 and December 31, 2013, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
As of June 30, 2014 and December 31, 2013, the Company held an investment, at cost, in CareCentrix Holdings Inc. of $0.9 million for shares that it expects to receive in settlement of certain tax amounts owed to the Company as set forth in the stock purchase agreement.
At June 30, 2014 and December 31, 2013, the Company had assets of $36.8 million and $34.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of June 30, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $25.7 million and $28.3 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of June 30, 2014 and December 31, 2013, fixed assets, net were $44.9 million and $49.4 million, respectively.
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
Obligations Under Self Insurance Programs
As of June 30, 2014 and December 31, 2013, the Company’s obligations under insurance programs were $76.6 million and $82.6 million, respectively. Workers’ compensation and professional and general liability expenses were $3.6 million and $10.0 million for the second quarter and first six months of 2014, respectively, as compared to $5.9 million and $12.6 million for the corresponding periods of 2013. Employee health and welfare expenses were $23.0 million and $46.4 million for the second quarter and first six months of 2014, respectively, as compared to $22.4 million and $43.0 million for the corresponding periods of 2013.
Nursing Home Costs
For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income. Net nursing home costs for the second quarter and first six months of 2014 were $2.6 million and $4.4 million, respectively, as compared to $2.8 million and $5.4 million for the corresponding periods of 2013.

Note 3.	Recent Accounting Pronouncements
On May 28. 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) (ASU 2013-11), which provides final guidance that requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance were effective as of the beginning of the Company's 2014 year.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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
Harden Healthcare Holdings, Inc.
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. The Company completed the acquisition as an entrance into the community care business, primarily throughout Texas, Oklahoma and Missouri, and to expand its geographic coverage for its home health and hospice businesses. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. The contingent consideration includes (i) a consulting agreement entered into with Capstar Partners, LLC, (ii) a sub-lease termination agreement entered into with Capstar Investment Partners, L.P., both which carry performance criteria tied to certain levels of community care program reimbursement rates in the State of Texas, as defined in the agreements, and (iii) a consulting agreement entered into with a former executive of Harden.
Hope Hospice, Inc.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,087	$—	$—	$23,087	$23,695	$—	$—	$23,695
Rabbi Trust:
Mutual funds	31,446	—	—	31,446	28,945	—	—	28,945
Money market funds	5,315	—	—	5,315	5,737	—	—	5,737
Total assets	$59,848	$—	$—	$59,848	$58,377	$—	$—	$58,377
Liabilities:
Payables to plan participants	$36,761	$—	$—	$36,761	$34,682	$—	$—	$34,682
Acquisition contingent liability	—	—	8,232	8,232	—	—	8,110	8,110
Total liabilities	$36,761	$—	$8,232	$44,993	$34,682	$—	$8,110	$42,792
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013.
The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Note 4 for further information.
The following table provides a summary of changes in fair value of the Company's Level 3 financial assets (in thousands):

	Estimated Fair Value
Balance at December 31, 2013	$8,110
Payment of contingent liability	(63)
Included in earnings	185	(1)
Balance at June 30, 2014	$8,232

(1)
Accretion of the present value of the contingent liability is recorded in interest expense and other in the Company's consolidated statements of comprehensive income. A 1 percent change in the discount rate would have an impact on the fair value of the contingent liability of approximately $0.2 million.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$25,661	$25,000	$26,403
Seller financing note receivable from CareCentrix	3,471	3,471	3,471	3,471
Liabilities:
Long-term obligations	$1,167,838	$1,187,735	$1,177,000	$1,183,863
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
Net revenues in the Home Health and Hospice segments were derived from all major payer classes, while Community Care segment net revenues were derived primarily from Medicaid and Insurance payer classes. Net revenue by major payer classes were as follows (in millions):

	Second Quarter			First Six Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Medicare:
Home Health	$218.4	$192.7	13.3%	$427.2	$385.9	10.7%
Hospice	161.5	167.8	(3.7)%	324.7	335.0	(3.1)%
Total Medicare	379.9	360.5	5.4%	751.9	720.9	4.3%
Medicaid and Local Government	70.7	18.7	279.0%	141.8	36.9	284.1%
Commercial Insurance and Other:
Paid at episodic rates	17.8	14.0	27.9%	33.4	28.2	18.6%
Other	29.6	21.2	39.0%	58.4	44.0	32.8%
Total Commercial Insurance and Other	47.4	35.2	34.6%	91.8	72.2	27.2%
Total net revenues	$498.0	$414.4	20.2%	$985.5	$830.0	18.7%
For the second quarter and first six months of 2014, the Company recorded hospice Medicare cap expense of $0.9 million and $1.0 million, respectively, as compared to hospice Medicare cap credits of $1.4 million and $1.5 million for the second quarter and first six months of 2013, respectively, which are reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2014, which began November 1, 2013, the Company has recorded $1.4 million in Medicare cap expense and has six hospice providers currently estimated to be in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of June 30, 2014 and December 31, 2013, the Company had Medicare cap liabilities of $4.1 million and $6.5 million, respectively, which are reflected in Medicare liabilities in the Company’s consolidated balance sheets.
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
Corporate Integrity Agreement
Under Odyssey's five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, Odyssey must engage a third party to perform verification and unallowable cost reviews. In addition, Odyssey's eligibility review team must review the eligibility of Odyssey's Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey's compliance activities. Any overpayments identified by Odyssey are paid back to the various Medicare administrative contractors by April 1st of the following year. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties. In connection with these eligibility reviews, the Company recorded reserves of approximately $1.1 million and $2.3 million for the second quarter and first six months of 2014, respectively, and $0.8 million and $1.6 million for the second quarter and first six months of 2013, respectively, which are reflected as a reduction of net revenues in the Company's consolidated statements of comprehensive income.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	June 30, 2014	December 31, 2013
Medicare	$208,023	$214,366
Medicaid and Local Government	48,251	48,183
Commercial Insurance and Other	36,447	38,036
Gross accounts receivable	292,721	300,585
Less: Allowance for doubtful accounts	(11,990)	(10,680)
Net accounts receivable	$280,731	$289,905
As of June 30, 2014 and December 31, 2013, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.3 million and $2.4 million, respectively.

Note 7.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.3 million for the second quarter and first six months, respectively, of both 2014 and 2013.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. As of June 30, 2014, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.
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
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011 and a $3.4 million seller financing note receivable from CareCentrix, Inc. dated August 24, 2012. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of June 30, 2014 and December 31, 2013, the Company had no allowances for credit losses.

Note 8.	Cost Savings Initiatives and Acquisition and Integration Activities
The Company recorded net charges relating to cost savings initiatives and acquisition and integration activities of $4.7 million and $10.0 million for the second quarter and first six months of 2014, respectively, and $0.8 million and $0.9 million for the second quarter and first six months of 2013, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives
During the fourth quarter of 2013, the Company undertook a corporate restructuring initiative, referred to as "One Gentiva", to better align its home health, hospice and community care businesses under a common regional management structure. In addition, the Company undertook a branch rationalization initiative to review under performing branches. As a result of this review, the Company closed or consolidated 94 branches through the second quarter of 2014. As such, the Company recorded charges of $1.4 million and $4.1 million for the second quarter and first six months of 2014, respectively, primarily related to severance and facility lease costs.
For both the second quarter and first six months of 2013, the Company recorded charges related to cost saving initiatives of $0.2 million. The Company completed its cost savings initiatives during the second quarter of 2014.
Acquisition and Integration Activities
The Company recorded charges of $3.3 million and $5.9 million for the second quarter and first six months of 2014, respectively, primarily related to the Company's acquisition of Harden. These costs consisted of (i) severance and lease costs associated with consolidation of branches in overlapping markets and consolidation of back office functions and (ii) legal, accounting and other professional fees and expenses associated with the transaction. The Company expects to complete its integration activities in early 2015.
During the second quarter and first six months of 2013, the Company recorded charges of $0.6 million and $0.7 million, respectively, primarily related to acquisition and integration activities associated with the Company's acquisition of Hope Hospice, Inc.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Total
Balance at December 31, 2012	$1,685	$1,011	$2,696
Charge in first quarter 2013	47	94	141
Cash expenditures	(1,104)	(322)	(1,426)
Ending balance at March 31, 2013	628	783	1,411
Charge in second quarter 2013	138	606	744
Cash expenditures	(685)	(234)	(919)
Ending balance at June 30, 2013	$81	$1,155	$1,236

Balance at December 31, 2013	$6,722	$9,703	$16,425
Charge in first quarter 2014	2,713	2,628	5,341
Cash expenditures	(3,443)	(3,472)	(6,915)
Non-cash expenditures	(60)	(86)	(146)
Ending balance at March 31, 2014	5,932	8,773	14,705
Charge in second quarter 2014	1,409	3,250	4,659
Cash expenditures	(2,994)	(3,717)	(6,711)
Non-cash expenditures	(276)	5	(271)
Ending balance at June 30, 2014	$4,071	$8,311	$12,382
The balance of unpaid charges relating to cost savings initiatives and other restructuring costs and acquisition and integration activities approximated $12.4 million at June 30, 2014 and $16.4 million at December 31, 2013, which were included in other accrued expenses in the Company’s consolidated balance sheets.

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
The Company's operations include three reporting units: Home Health, Hospice and Community Care. At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the six months ended June 30, 2013. The impairment charge of $220.8 million previously reported in the first quarter of 2013 was overstated by $26.5 million and the impairment charge of $379.8 million previously reported in the fourth quarter of 2013 was understated by $26.5 million. For the year ended December 31, 2013, the total impairment charge of $600.6 million previously reported was appropriately stated. The Company assessed the materiality of this amount on previously issued financial statements and concluded that it was not material to any interim period.  As a result, the Company has not revised or restated any prior periods.
The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014				December 31, 2013				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$2,157	$16,183	$1,029	$19,369	2-5 Yrs
Less: accumulated amortization	(1,659)	(15,795)	(241)	(17,695)	(1,553)	(15,720)	(91)	(17,364)
Net covenants not to compete	498	388	788	1,674	604	463	938	2,005

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(21,170)	(526)	—	(21,696)	(19,997)	(481)	—	(20,478)
accumulated impairment losses	(27)	—	—	(27)	(27)	—	—	(27)
Net customer relationships	5,999	384	—	6,383	7,172	429	—	7,601

Tradenames	19,267	17,528	11,922	48,717	19,267	17,528	11,922	48,717	5-10 Yrs
Less: accumulated amortization	(12,532)	(4,168)	(837)	(17,537)	(11,992)	(3,763)	(227)	(15,982)
accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	314	238	11,085	11,637	854	643	11,695	13,192
Amortized intangible assets	6,811	1,010	11,873	19,694	8,630	1,535	12,633	22,798
Indefinite-lived intangible assets:
Medicare licenses and certificates of need	245,545	113,399	26,011	384,955	245,545	113,399	26,011	384,955
Less: accumulated impairment losses	(144,672)	(6,799)	—	(151,471)	(144,672)	(6,799)	—	(151,471)
Net Medicare licenses and certificates of need	100,873	106,600	26,011	233,484	100,873	106,600	26,011	233,484
Total identifiable intangible assets	$107,684	$107,610	$37,884	$253,178	$109,503	$108,135	$38,644	$256,282
The Company recorded amortization expense of approximately $1.6 million and $3.1 million for the second quarter and first six months of 2014, respectively, and $1.3 million and $2.5 million for the second quarter and first six months of 2013, respectively. The estimated amortization expense for the remainder of 2014 is $2.6 million and for each of the next five succeeding years approximates $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, $1.6 million for 2018, and $1.3 million for 2019.
The gross carrying amount of goodwill as of June 30, 2014 and December 31, 2013 and activity during the first six months of 2014 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2013:	$386,824	$944,285	$116,645	$1,447,754	$(263,370)	$(794,303)	$(1,057,673)	$390,081
Goodwill acquired during 2014	—	—	—	—	—	—	—	—
Balance at June 30, 2014:	$386,824	$944,285	$116,645	$1,447,754	$(263,370)	$(794,303)	$(1,057,673)	$390,081

Note 10.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss) attributable to Gentiva shareholders	$10,011	$6,347	$10,325	$(200,830)

Basic weighted average common shares outstanding	36,298	30,941	36,243	30,863
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	629	298	547	—
Diluted weighted average common shares outstanding	36,927	31,239	36,790	30,863

Earnings per share:
Basic	$0.28	$0.21	$0.28	$(6.51)
Diluted	$0.27	$0.20	$0.28	$(6.51)

Anti-dilutive shares by type:
Stock options	3,122	3,106	3,025	2,866
Performance share units	—	80	—	80
Restricted stock	1	558	—	470
Total anti-dilutive shares	3,123	3,744	3,025	3,416
For the second quarter and first six months of 2014, approximately 3.1 million and 3.0 million, respectively, of stock options and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For the second quarter and first six months of 2013, approximately 3.7 million and 3.4 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 11.	Long-Term Debt
Credit Arrangements
At June 30, 2014, the the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.

As of June 30, 2014 and December 31, 2013, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Credit Agreement:
Term Loan B, maturing October 18, 2019, net of unamortized discount of $6,028 and $6,508 as of June 30, 2014 and December 31, 2013, respectively	$660,622	$663,492
Term Loan C, maturing October 18, 2018, net of unamortized discount of $638 and $735 as of June 30, 2014 and December 31, 2013, respectively	148,550	154,265
11.5% Senior Notes due 2018	325,000	325,000
Revolving Credit Facility	27,000	27,000
Total debt	1,161,172	1,169,757
Less: current portion of long-term debt	(49,200)	(45,325)
Total long-term debt	$1,111,972	$1,124,432
As of June 30, 2014, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $53.2 million and $52.0 million at June 30, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $19.8 million. As governed by the indenture covering the unsecured Senior Notes, the Company has a maximum permitted borrowing capacity, as defined, which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
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
As of June 30, 2014, the mandatory aggregate principal payments of long-term debt were $49.2 million due during the twelve months ending June 30, 2015, $28.0 million due during the twelve months ending June 30, 2016, $33.8 million due during the twelve months ending June 30, 2017, $53.2 million due during the twelve months ending June 30, 2018, $45.5 million due during the twelve months ending June 30, 2019 and $633.1 million thereafter under the Credit Agreement, and $325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.8 percent per annum at June 30, 2014 and 8.2 percent per annum at December 31, 2013.
The Company may voluntarily repay outstanding loans under the revolving credit facility or the term loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. Prepayment and commitment reductions will be required in connection with (i) certain asset sales, (ii) certain extraordinary receipts such as certain insurance proceeds, (iii) cash proceeds from the issuance of debt and (iv) 75 percent of “Excess Cash Flow” (as defined in the Credit Agreement) with two step-downs based on the Company’s leverage ratio.
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate, adjusted for certain costs plus an Applicable Margin or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Barclays Bank prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate adjusted for certain costs plus 1.00 percent. In connection with determining the interest rates on the Term Loan B and Term Loan C facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility. As of June 30, 2014, the interest rate on Term Loan B borrowings was 6.50 percent, on Term Loan C borrowings was 5.75 percent and on revolving credit borrowings was 4.76 percent.

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
As of June 30, 2014, the Company’s consolidated leverage ratio was 5.9x. As of June 30, 2014, the Company was in compliance with all covenants in the Credit Agreement.
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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 12.	Equity
Changes in equity for the six months ended June 30, 2014 and 2013 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2012	32,009,286	$3,201	$399,148	$(151,335)	$(17,852)	$1,538	$234,700
Comprehensive (loss) income:
Net (loss) income	—	—	—	(200,830)	—	337	(200,493)
Total comprehensive (loss) income	—	—	—	(200,830)	—	337	(200,493)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(340)	—	—	—	(340)
Equity-based compensation expense	—	—	3,969	—	—	—	3,969
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	566,478	56	1,793	—	—	—	1,849
Distribution to partnership interests	—	—	—	—	—	(356)	(356)
Treasury shares:
Stock withheld (25,801 shares) for payroll tax withholdings related to equity-based compensation	25,801	3	—	—	(278)	—	(275)
Balance at June 30, 2013	32,601,565	$3,260	$404,570	$(352,165)	$(18,130)	$1,519	$39,054

Balance at December 31, 2013	37,713,302	$3,771	$462,262	$(750,329)	$(18,773)	$2,875	$(300,194)
Comprehensive income:
Net income	—	—	—	10,325	—	172	10,497
Total comprehensive income	—	—	—	10,325	—	172	10,497
Income tax expense associated with the exercise of non-qualified stock options	—	—	(2,231)	—	—	—	(2,231)
Equity-based compensation expense	—	—	4,387	—	—	—	4,387
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	502,980	51	1,225	—	—	—	1,276
Minority interest capital contribution	—	—	—	—	—	1,160	1,160
Distribution to partnership interests	—	—	—	—	—	(231)	(231)
Treasury shares:
Stock withheld (32,662 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	(392)	—	(392)
Balance at June 30, 2014	38,216,282	$3,822	$465,643	$(740,004)	$(19,165)	$3,976	$(285,728)
Comprehensive income amounted to $10.0 million and $10.5 million for the second quarter and first six months of 2014, respectively, as compared to comprehensive income of $6.6 million and comprehensive loss of $200.5 million for the second quarter and first six months of 2013, respectively.
The Company has an outstanding stock repurchase plan authorized by its Board of Directors to repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the six months ended June 30, 2014 and June 30, 2013, the Company did not repurchase shares of its outstanding common stock. As of June

30, 2014, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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
For the second quarter and first six months of 2014, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.2 million and $4.4 million, respectively, as compared to $2.2 million and $4.0 million for the corresponding periods of 2013, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first six months of 2014 and 2013 calculated using the Black-Scholes option pricing model and other assumptions were as follows:

Six Months Ended
	June 30, 2014	June 30, 2013
Weighted average fair value of options granted	$5.08	$10.73
Risk-free interest rate	0.46% - 0.51%	0.29% - 0.60%
Expected volatility	60% - 63%	66% - 77%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 6.0 years
Expected dividend yield	—%	—%
During the first six months of 2014, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 30-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.15 to $5.88 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 63 percent, risk-free interest rate of 1.32 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
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

A summary of Gentiva stock option activity as of June 30, 2014 and changes during the six months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	4,005,589	$15.40
Granted	737,500	10.90
Exercised	(14,001)	5.90
Cancelled	(701,974)	19.54
Balance as of June 30, 2014	4,027,114	$13.89	4.6	$16,389,635
Exercisable options	2,434,902	$16.73	3.9	$7,625,105
Shares expected to vest as of June 30, 2014	1,516,839	$9.49	5.8	$8,441,952
The total intrinsic value of options exercised during the six months ended June 30, 2014 and June 30, 2013 was $0.1 million and $0.4 million, respectively. For both periods ending June 30, 2014 and 2013, the Company had $5.2 million of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.5 years for both years. The total fair value of options that vested during the first six months of 2014 was $2.4 million.
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
A summary of Gentiva's performance based cash award activity by grant year as of June 30, 2014 is presented below:

	2012	2013	2014
Service period to vest:	3 years	3 years	3 years
Performance range of target:	0% - 200%	0% - 240%	0% - 240%
Performance measured on:	EPS	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	30% based on 2013 results	100% based on 2016 results
	1/2 based on 2014 results	70% based on 2015 results
Performance target achieved:	2012 - 85%	2013 - 0%
Performance cash:

Balance at December 31, 2013 - Earned	$1,804,656	$—	$—
Cancellations	(28,688)	—	—
Balance at June 30, 2014 - Earned	$1,775,968	$—	$—

Balance at December 31, 2013 - Unearned	$2,123,125	$4,638,750	$—
Granted	—	—	5,795,250
Performance target not achieved	—	(1,076,250)	—
Cancellations	(33,750)	—	(60,000)
Balance at June 30, 2014 - Unearned	$2,089,375	$3,562,500	$5,735,250
For the second quarter and first six months of 2014, the Company recorded $1.0 million and $2.0 million, respectively, of compensation expense associated with its performance based cash awards as compared to $0.2 million and $0.9 million for the corresponding periods of 2013. As of June 30, 2014, the Company had unrecognized compensation cost at target of $6.3 million to be recognized over a weighted-average period of 2.1 years.

Restricted Stock
A summary of Gentiva restricted stock activity as of June 30, 2014 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2013	635,400	$18.27
Granted	366,000	10.79
Exercised	(88,900)	26.58
Cancelled	(10,300)	11.37
Balance as of June 30, 2014	902,200	$14.53	$13,587,132
Nonvested shares expected to vest as of June 30, 2014	834,741	$14.78	$12,571,196
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of June 30, 2014, the aggregate intrinsic value of the restricted stock awards was $13.6 million. The Company had $7.1 million and $6.6 million of total unrecognized compensation cost related to restricted stock as of June 30, 2014 and 2013, respectively. This compensation expense is expected to be recognized over a weighted-average period of 2.1 years and 2.4, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 650,000, of which 171,823 shares were available for future grants as of June 30, 2014. During the first six months of 2014 and 2013, the Company granted 35,014 and 34,224 stock units, respectively, under the DSU Plan at a grant date weighted-average fair value of $11.99 and $10.52 per stock unit, respectively. Under the DSU Plan, 367,790 stock units were outstanding as of June 30, 2014.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase. During the first six months of 2014 and 2013, the Company issued 126,535 and 156,535 shares of common stock, respectively, under its ESPP.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New

York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On November 4, 2013, the Court denied the Company's motion to amend the District Court's July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its Order, the Court established a 30-day deadline for the Company to file its motion for decertification of the FLSA collective action class, which the Company then filed on December 4, 2013. On April 18, 2014, the Court issued an Order granting the Company's motion for decertification and dismissing the opt-in plaintiffs from the lawsuit without prejudice. On the same day, Plaintiffs filed a motion to amend the Court's Order to delay the effective date of the dismissal of the opt-in plaintiffs' claims for 60 days, until June 17, 2014. On May 8, 2014, the Court entered an Order granting Plaintiffs’ motion to amend, thereby extending the effective date of dismissal through June 17, 2014.  On June 17, 2014, approximately 194 of the former 999 opt-in plaintiffs who had been dismissed from this case filed a new Complaint against the Company in the United States District Court for the Northern District of Georgia as a separate, follow-on lawsuit with identical claims captioned Cynthia Bailey et al. v. Gentiva Health Services, Inc. These were some of the individuals who had been dismissed from the Rindfleisch lawsuit and who wished to continue to pursue their claims.  Given the filing of the follow-on lawsuit, at the June 19, 2014 settlement conference in respect of the Rindfleisch lawsuit, it was determined that this case would be stayed and administratively closed pending the outcome of global mediation of both lawsuits, which currently is scheduled for September 12, 2014. Because of this, the trial date that had been scheduled for July was reset. Accordingly, on June 24, 2014, the District Judge administratively closed this case. If there is no settlement which resolves all issues in the Rindfleisch lawsuit as a result of the September 12 mediation, this lawsuit will be re-opened upon the request of either party, so long as the request is made within 90 days of the September 12, 2014 mediation. Plaintiffs in this lawsuit are seeking attorneys' fees, back wages and liquidated damages going back three years from the filing of the complaint under the FLSA.

Based on the information the Company has at this time in the Rindfleisch and Bailey lawsuits, the Company is unable to assess the probable outcome or potential liability, if any, arising from these proceedings on the business, financial condition, results of operations, liquidity or capital resources of the Company. The Company does not believe that an estimate of a reasonably possible loss or range of loss can be made for these lawsuits at this time. The Company intends to defend itself vigorously in these lawsuits.
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
On July 10, 2013, the Company was served with a complaint captioned United States ex rel. Vicky White v. Gentiva Health Services, Inc., which had been filed on September 8, 2010 as a qui tam action in United States District Court for the Eastern District of Tennessee by a former employee, Vicky White, as relator. The United States had declined to intervene in this action on April 5, 2013. Relator seeks treble damages and civil penalties under the federal False Claims Act for alleged violations by the Company in presenting false claims for payment and receiving Medicare reimbursement for certain home health services it had provided and also seeks damages relating to her alleged retaliatory discharge by the Company. On September 6, 2013, the Company filed a motion to dismiss the action in its entirety. On June 25, 2014, the court granted in part the Company's motion to dismiss and dismissed four of the five fraudulent schemes alleged by relator. The court denied the Company's motion to dismiss as to the remaining alleged fraudulent scheme of recertifying psychiatric patients and as to relator's claim of alleged retaliatory discharge. The Company filed its answer to the complaint on July 23, 2014. Given the preliminary stage of this action and the limited information that the Company has regarding this matter, the Company is unable to assess the probable outcome or potential liability, if any, arising from this action. The Company intends to defend itself vigorously in this lawsuit.
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
Investigations
Odyssey
On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and

Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any wrongdoing against Odyssey or the Company and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and the Company and Odyssey moved to dismiss the allegations made against them. That motion to dismiss as to the Company and Odyssey was granted by the court on July 23, 2014. The case has been set for trial on September 21, 2015. VistaCare, Odyssey, and the Company deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
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
Harden
On or about June 19, 2014, the Company received a Civil Investigative Demand from the U.S. Department of Justice, Western District of Missouri, under the federal False Claims Act requesting complete medical records for 14 hospice patients and other documents of Hospice Care of the Midwest, L.L.C., a subsidiary of Harden Healthcare Holdings, LLC (“Harden Holdings”), for the period from January 1, 2009 through June 19, 2014. The Company is in the process of complying with the demand for documents and is cooperating with the investigation. The Company acquired Harden Holdings on October 18, 2013 and in general matters occurring prior to such date are subject to indemnification provisions in the related Merger Agreement.
On or about June 9, 2014, Iowa Hospice, L.L.C., a subsidiary of Harden Holdings, received a Subpoena Duces Tecum (“Subpoena”) from the Office of Investigations, Kansas City Regional Office of the Office of Inspector General of the Department of Health and Human Services. The Subpoena requests complete medical records for 17 hospice patients and other documents of Iowa Hospice, L.L.C. for the period from January 1, 2007 through June 9, 2014. Harden Holdings is in the process of complying with the Subpoena and is cooperating with the investigation. The Company acquired Harden Holdings on October 18, 2013 and in general matters occurring prior to such date are subject to indemnification provisions in the related Merger Agreement.
Based on the limited information that the Company has at this time, the Company is unable to predict the financial impact, if any, arising from the above investigations.
Other
On May 16, 2014, the Company received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch and the United States Attorney’s Office of the Eastern District of Pennsylvania notifying it of an investigation under the federal False Claims Act regarding Gentiva Health Services, Inc. and related entities. The letter requested various documents related to the Company’s home health business for the time period January 1, 2008 through May 16, 2014 including documents related to chart audits of Medicare claims. The Company is cooperating with the investigation and is continuing to produce documents in response to the letter request. Based on the limited information that the Company has at this time, the Company is unable to predict the financial impact, if any, arising from this investigation.

Note 15.	Income Taxes
The Company recorded an income tax provision of $6.9 million and $7.3 million for the second quarter and first six months of 2014, respectively. The Company’s effective income tax rate for the first six months of 2014 was a 41.1 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.1 percent for the first six months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 3.6 percent) and other items (approximately 2.5 percent).
The Company recorded an income tax provision of $4.8 million and an income tax benefit of $0.6 million for the second quarter and first six months of 2013, respectively. The Company's effective income tax rate for the first six months of 2013 was 0.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 0.3 percent for the first six months of 2013 is primarily due to the impact of goodwill (approximately 34.5 percent) and other items (approximately 0.2 percent).
As of June 30, 2014 and December 31, 2013, the Company had tax refund receivables of $14.7 million and $21.2 million, respectively. Tax refund receivables are classified in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

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

Community Care
The Community Care segment serves patients who have chronic or long-term disabilities and need help with routine personal care operating in 4 states: Texas, Missouri, Oklahoma and North Carolina. These services include help with personal needs, such as bathing and dressing, and household activities, such as laundry and shopping, all of which help enable the patient to remain at home. Community Care services are funded primarily through state Medicaid programs which vary state to state.
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
Segment net revenues by major payer source were as follows (in millions):

	Second Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$218.4	$161.5	$—	$379.9	$192.7	$167.8	$360.5
Medicaid and Local Government	8.6	6.3	55.8	70.7	11.2	7.5	18.7
Commercial Insurance and Other:
Paid at episodic rates	17.8	—	—	17.8	14.0	—	14.0
Other	24.2	4.5	0.9	29.6	17.3	3.9	21.2
Total net revenues	$269.0	$172.3	$56.7	$498.0	$235.2	$179.2	$414.4

	First Six Months
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$427.2	$324.7	$—	$751.9	$385.9	$335.0	$720.9
Medicaid and Local Government	17.1	12.5	112.2	141.8	22.4	14.5	36.9
Commercial Insurance and Other:
Paid at episodic rates	33.4	—	—	33.4	28.2	—	28.2
Other	47.3	9.5	1.6	58.4	34.8	9.2	44.0
Total net revenues	$525.0	$346.7	$113.8	$985.5	$471.3	$358.7	$830.0

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Community Care		Total
For the three months ended June 30, 2014
Net revenue	$269,068		$172,322		$56,650		$498,040
Operating contribution	$41,027		$22,087	(1)	$8,507	(1)	$71,621
Corporate expenses							(23,666)	(1)
Depreciation and amortization							(6,368)
Interest expense and other, net							(24,689)
Income before income taxes							$16,898

For the three months ended June 30, 2013
Net revenue	$235,216		$179,208		$—		$414,424
Operating contribution	$29,917		$26,437	(1)	$—		$56,354
Corporate expenses							(18,084)	(1)
Depreciation and amortization							(4,730)
Interest expense and other, net							(22,148)
Income before income taxes							$11,392

For the six months ended June 30, 2014
Net revenue	$525,044		$346,724		$113,777		$985,545
Operating contribution	$70,630	(1)	$39,631	(1)	$17,786	(1)	$128,047
Corporate expenses							(48,228)	(1)
Depreciation and amortization							(12,815)
Interest expense and other, net							(49,187)
Income before income taxes							$17,817
Segment assets	$396,674		$357,206		$170,111		$923,991
Corporate assets							326,560
Total assets							$1,250,551

For the six months ended June 30, 2013
Net revenue	$471,277		$358,738		$—		$830,015
Operating contribution	$60,105		$53,858	(1)	$—		$113,963
Corporate expenses							(36,771)	(1)
Goodwill and other long-lived asset impairment							(224,320)	(2)
Depreciation and amortization							(9,511)
Interest expense and other, net							(44,441)
Loss before income taxes							$(201,080)
Segment assets	$247,164		$632,773	(2)	$—		$879,937
Corporate assets							376,287	(2)
Total assets							$1,256,224

(1)
For the second quarter and first six months of 2014, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $4.7 million and $10.0 million, respectively. For the second quarter and first six months of 2013, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $0.8 million and $0.9 million, respectively.

The charges were reflected as follows for segment reporting purposes (in millions):

	Second Quarter		First Six Months
	2014	2013	2014	2013
Home Health	$—	$—	$0.6	$—
Hospice	2.5	0.7	5.4	0.7
Community Care	0.1	—	0.1	—
Corporate expenses	2.1	0.1	3.9	0.2
Total	$4.7	$0.8	$10.0	$0.9

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
The following condensed consolidating financial statements include the balance sheets as of June 30, 2014 and December 31, 2013, statements of comprehensive income for the three months and six months ended June 30, 2014 and 2013 and statements of cash flows for the six months ended June 30, 2014 and 2013 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
June 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$77,132	$—	$29,023	$—	$106,155
Receivables, net	—	272,841	42,317	(34,427)	280,731
Deferred tax assets, net	—	21,540	2,747	—	24,287
Prepaid expenses and other current assets	—	39,517	15,256	—	54,773
Total current assets	77,132	333,898	89,343	(34,427)	465,946
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	44,426	522	—	44,948
Intangible assets, net	—	250,578	2,600	—	253,178
Goodwill	—	381,150	8,931	—	390,081
Investment in subsidiaries	776,831	29,582	—	(806,413)	—
Other assets	25,737	42,184	6	—	67,927
Total assets	$879,700	$1,110,289	$101,402	$(840,840)	$1,250,551
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$49,200	$—	$—	$—	$49,200
Accounts payable	—	14,436	149	—	14,585
Other current liabilities	1,937	254,794	67,695	(34,427)	289,999
Total current liabilities	51,137	269,230	67,844	(34,427)	353,784
Long-term debt	1,111,972	—	—	—	1,111,972
Deferred tax liabilities, net	—	15,701	—	—	15,701
Other liabilities	6,295	48,527	—	—	54,822
Total Gentiva shareholders’ (deficit) equity	(289,704)	776,831	29,582	(806,413)	(289,704)
Noncontrolling interests	—	—	3,976	—	3,976
Total (deficit) equity	(289,704)	776,831	33,558	(806,413)	(285,728)
Total liabilities and equity (deficit)	$879,700	$1,110,289	$101,402	$(840,840)	$1,250,551

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,076	$—	$31,881	$—	$86,957
Receivables, net	—	284,379	34,136	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	50,890	13,856	—	64,746
Total current assets	55,076	361,114	82,181	(28,610)	469,761
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,824	551	—	49,375
Intangible assets, net	—	253,682	2,600	—	256,282
Goodwill	—	384,017	6,064	—	390,081
Investment in subsidiaries	791,456	28,382	—	(819,838)	—
Other assets	28,266	40,370	11	—	68,647
Total assets	$874,798	$1,144,860	$91,407	$(848,448)	$1,262,617
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	188	283,040	59,868	(28,610)	314,486
Total current liabilities	45,513	298,417	60,150	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	9,825	—	—	9,825
Other liabilities	7,922	45,162	—	—	53,084
Total Gentiva shareholders’ (deficit) equity	(303,069)	791,456	28,382	(819,838)	(303,069)
Noncontrolling interests	—	—	2,875	—	2,875
Total (deficit) equity	(303,069)	791,456	31,257	(819,838)	(300,194)
Total liabilities and equity (deficit)	$874,798	$1,144,860	$91,407	$(848,448)	$1,262,617

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$484,431	$16,165	$(2,556)	$498,040
Cost of services sold	—	260,433	9,473	(2,556)	267,350
Gross profit	—	223,998	6,692	—	230,690
Selling, general and administrative expenses	—	(183,542)	(5,561)	—	(189,103)
Interest (expense) and other, net	(24,742)	—	53	—	(24,689)
Equity in earnings of subsidiaries	24,777	773	—	(25,550)	—
Income before income taxes	35	41,229	1,184	(25,550)	16,898
Income tax benefit (expense)	9,976	(16,452)	(423)	—	(6,899)
Net income	10,011	24,777	761	(25,550)	9,999
Noncontrolling interests	—	—	12	—	12
Net income attributable to Gentiva shareholders	$10,011	$24,777	$773	$(25,550)	$10,011
Total comprehensive income	$10,011	$24,777	$761	$(25,550)	$9,999

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$402,068	$16,442	$(4,086)	$414,424
Cost of services sold	—	212,699	10,334	(4,086)	218,947
Gross profit	—	189,369	6,108	—	195,477
Selling, general and administrative expenses	—	(157,232)	(4,705)	—	(161,937)
Interest (expense) and other, net	(22,163)	—	15	—	(22,148)
Equity in earnings of subsidiaries	19,113	835	—	(19,948)	—
(Loss) income before income taxes	(3,050)	32,972	1,418	(19,948)	11,392
Income tax benefit (expense)	9,397	(13,859)	(367)	—	(4,829)
Net income	6,347	19,113	1,051	(19,948)	6,563
Noncontrolling interests	—	—	(216)	—	(216)
Net income attributable to Gentiva shareholders	$6,347	$19,113	$835	$(19,948)	$6,347
Total comprehensive income	$6,347	$19,113	$1,051	$(19,948)	$6,563

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$959,126	$34,109	$(7,690)	$985,545
Cost of services sold	—	526,526	21,582	(7,690)	540,418
Gross profit	—	432,600	12,527	—	445,127
Selling, general and administrative expenses	—	(367,431)	(10,692)	—	(378,123)
Interest (expense) and other, net	(49,291)	—	104	—	(49,187)
Equity in earnings of subsidiaries	40,047	1,027	—	(41,074)	—
(Loss) income before income taxes	(9,244)	66,196	1,939	(41,074)	17,817
Income tax benefit (expense)	19,569	(26,149)	(740)	—	(7,320)
Net income	10,325	40,047	1,199	(41,074)	10,497
Noncontrolling interests	—	—	(172)	—	(172)
Net income attributable to Gentiva shareholders	$10,325	$40,047	$1,027	$(41,074)	$10,325
Total comprehensive income	$10,325	$40,047	$1,199	$(41,074)	$10,497

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$805,213	$32,067	$(7,265)	$830,015
Cost of services sold	—	425,901	21,884	(7,265)	440,520
Gross profit	—	379,312	10,183	—	389,495
Selling, general and administrative expenses	—	(312,482)	(9,332)	—	(321,814)
Goodwill and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(44,473)	—	32	—	(44,441)
Equity in earnings of subsidiaries	(174,013)	509	—	173,504	—
(Loss) income before income taxes	(218,486)	(156,981)	883	173,504	(201,080)
Income tax benefit (expense)	17,656	(17,032)	(37)	—	587
Net (loss) income	(200,830)	(174,013)	846	173,504	(200,493)
Noncontrolling interests	—	—	(337)	—	(337)
Net (loss) income attributable to Gentiva shareholders	$(200,830)	$(174,013)	$509	$173,504	$(200,830)
Total comprehensive (loss) income	$(200,830)	$(174,013)	$846	$173,504	$(200,493)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(22,175)	$57,856	$(2,404)	$(643)	$32,634
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(5,980)	(52)	—	(6,032)
Capital contribution	—	(1,740)	—	1,740	—
Proceeds from sale of businesses	—	2,900	—	(2,900)	—
Acquisition of businesses, net of cash acquired	—	—	(2,900)	2,900	—
Net cash used in investing activities	—	(4,820)	(2,952)	1,740	(6,032)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,276	—	—	—	1,276
Windfall tax benefits associated with equity-based compensation	21	—	—	—	21
Repayment of long-term debt	(9,163)	—	—	—	(9,163)
Minority interest capital contributions	—	—	1,160	—	1,160
Majority interest capital contributions	—	—	1,740	(1,740)	—
Distribution to minority interests	—	—	(231)	—	(231)
Distribution to majority interests	—	—	(643)	643	—
Other	(908)	(31)	472	—	(467)
Net payments related to intercompany financing	53,005	(53,005)	—	—	—
Net cash provided by (used in) financing activities	44,231	(53,036)	2,498	(1,097)	(7,404)
Net change in cash and cash equivalents	22,056	—	(2,858)	—	19,198
Cash and cash equivalents at beginning of period	55,076	—	31,881	—	86,957
Cash and cash equivalents at end of period	$77,132	$—	$29,023	$—	$106,155

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(16,467)	$24,443	$2,190	$—	$10,166
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(7,357)	(164)	—	(7,521)
Proceeds from sale of businesses	—	508	—	—	508
Net cash used in investing activities	—	(6,849)	(164)	—	(7,013)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,852	—	—	—	1,852
Windfall tax benefits associated with equity-based compensation	82	—	—	—	82
Payment of contingent consideration accrued at acquisition date	—	(1,500)	—	—	(1,500)
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Distribution to minority interests	—	—	(356)	—	(356)
Other	733	(28)	(866)	—	(161)
Net payments related to intercompany financing	16,066	(16,066)	—	—	—
Net cash used in financing activities	(6,267)	(17,594)	(1,222)	—	(25,083)
Net change in cash and cash equivalents	(22,734)	—	804	—	(21,930)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$143,406	$—	$41,716	$—	$185,122

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
The comparison of results of operations between 2014 and 2013 has been impacted significantly by the following items:

•
The Company recorded net charges relating to restructuring, acquisition and integration activities of $4.7 million and $10.0 million for second quarter and the first six months of 2014, respectively, and $0.8 million and $0.9 million in the second quarter and first six months of 2013, respectively.

•	The Company completed several acquisitions and closed a significant number of branch operations affecting the reporting periods presented as follows:

•
The Company completed the acquisition of Harden Healthcare Holdings, Inc. and its home health, hospice and community care businesses on October 18, 2013. Annualized net revenues of Harden at the acquisition date approximated $145 million from home health, $110 million from hospice and $221 million from community care. Net revenues specific to Harden for the second quarter and first six months of 2014 are not available as subsequent to the acquisition date the Company consolidated or closed a significant number of Harden branches in overlapping and smaller markets for which reporting of separate results is no longer available.

•
During the fourth quarter of 2013 and continuing through early 2014, the Company undertook a branch rationalization initiative to review under performing branches and closed or consolidated 94 branches through the first six months of 2014. As a result of the branch rationalization activities, for the second quarter and first six months of 2014, the Company’s net revenues comparisons were negatively impacted by approximately $10 million and $18 million, respectively, as compared to the corresponding periods of 2013.

•	During the second quarter of 2013, the Company completed the acquisition of Hope Hospice, Inc.

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

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	Second Quarter			First Six Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Home Health	$269.0	$235.2	14.4%	$525.0	$471.3	11.4%
Hospice	172.3	179.2	(3.8)%	346.7	358.7	(3.3)%
Community Care	56.7	—	—%	113.8	—	—%
Total net revenues	$498.0	$414.4	20.2%	$985.5	$830.0	18.7%
Net revenues by major payer source are as follows (in millions):

	Second Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$218.4	$161.5	$—	$379.9	$192.7	$167.8	$360.5
Medicaid and Local Government	8.6	6.3	55.8	70.7	11.2	7.5	18.7
Commercial Insurance and Other:
Paid at episodic rates	17.8	—	—	17.8	14.0	—	14.0
Other	24.2	4.5	0.9	29.6	17.3	3.9	21.2
Total net revenues	$269.0	$172.3	$56.7	$498.0	$235.2	$179.2	$414.4

	First Six Months
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$427.2	$324.7	$—	$751.9	$385.9	$335.0	$720.9
Medicaid and Local Government	17.1	12.5	112.2	141.8	22.4	14.5	36.9
Commercial Insurance and Other:
Paid at episodic rates	33.4	—	—	33.4	28.2	—	28.2
Other	47.3	9.5	1.6	58.4	34.8	9.2	44.0
Total net revenues	$525.0	$346.7	$113.8	$985.5	$471.3	$358.7	$830.0
For the second quarter of 2014 as compared to the second quarter of 2013, net revenues increased by $83.6 million, or 20.2 percent, to $498.0 million from $414.4 million. For the first six months of 2014 as compared to the first six months of 2013, net revenues increased by $155.5 million, or 18.7 percent, to $985.5 million from $830.0 million.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter 2014 net revenues were $269.0 million, an increase of $33.8 million, or 14.4 percent, from $235.2 million in the prior year period. For the first six months of 2014, net revenues were $525.0 million, an increase of $53.7 million, or 11.4 percent, from $471.3 million in the prior year period. The increase is primarily attributable to the Harden acquisition, partially offset by (i) the net decrease in Medicare reimbursement rates, effective January 1, 2014 and (ii) for the six month period, the effect of the 2 percent Medicare rate reduction, known as sequestration, effective April 1, 2013.
The Company’s episodic revenues increased 14.3 percent and 11.2 percent for the second quarter and first six months of 2014, respectively, as compared to the prior year periods. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	Second Quarter			First Six Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Home Health
Medicare	$218.4	$192.7	13.3%	$427.2	$385.9	10.7%
Non-Medicare PPS	17.8	14.0	27.9%	33.4	28.2	18.6%
Total	$236.2	$206.7	14.3%	$460.6	$414.1	11.2%
Key Company statistics related to episodic revenues were as follows:

	Second Quarter			First Six Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Episodes
Medicare	75,600	66,100	14.5%	151,100	133,400	13.3%
Non-Medicare PPS	7,400	4,900	51.0%	14,500	9,800	48.0%
Total episodes	83,000	71,000	16.9%	165,600	143,200	15.7%

Revenue per episode	$2,850	$2,910	(2.3)%	$2,780	$2,890	(3.9)%
Episode volume for the second quarter of 2014 increased 16.9 percent and for the first six months of 2014 increased 15.7 percent as compared to the corresponding periods of 2013. Similarly, admissions increased by 11.4 percent for the second quarter, from 48,300 in the second quarter of 2013 to 53,800 in the second quarter of 2014, and by 9.7 percent for the first six months of 2014, from 98,700 for the first six months of 2013 to 108,200 in the first six months of 2014. There were approximately 1.54 and 1.53 episodes for each admission during the second quarter and first six months of 2014, respectively, compared to 1.47 and 1.45 episodes for each admission during the second quarter and first six months of 2013, respectively.

Revenues generated from Medicare were $218.4 million and $427.2 million for the second quarter and first six months of 2014, respectively, an increase of 13.3 percent and 10.7 percent, respectively, as compared to $192.7 million and $385.9 million in the corresponding periods of 2013. Medicare revenues represented 81 percent of total Home Health revenues in both the second quarter and first six months of 2014 compared to 82 percent for both the second quarter and first six months of 2013. Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent for all periods reported.
Revenues from Medicaid and Local Government payer sources were $8.6 million and $17.1 million in the second quarter and first six months of 2014, respectively, as compared to $11.2 million and $22.4 million in the second quarter and first six months of 2013, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $24.2 million in the second quarter of 2014 as compared to $17.3 million in the second quarter of 2013. For the first six months of 2014 as compared to the corresponding period of 2013, revenues from Commercial Insurance and Other payer sources were $47.3 million and $34.8 million, respectively.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Second quarter and first six months of 2014 net revenues were $172.3 million and $346.7 million, respectively, as compared to $179.2 million and $358.7 million in the corresponding periods of 2013. The decrease is primarily attributable to lower average daily census, partially offset by the acquisition of Harden and an increase in the average length of stay for the second quarter and first six months of 2014 as compared to the second quarter and first six months of 2013.
Key Company statistics relating to Hospice were as follows:

	Second Quarter			First Six Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Patient days (in thousands)	1,170	1,164	0.6%	2,339	2,310	1.2%
Revenue per Patient Day	$147	$154	(4.4)%	$148	$155	(4.5)%
For both the second quarter and first six months of 2014, Average Daily Census (“ADC”) approximated 12,900 patients as compared to 12,800 patients for both the second quarter and first six months of 2013. The average length of stay of patients at discharge was 107 days and 106 days for the second quarter and first six months of 2014, respectively. The average length of stay of patients at discharge was 97 days and 98 days for the second quarter and first six months of 2013, respectively.
Medicare revenues were $161.5 million and $324.7 million in the second quarter and first six months of 2014, respectively, as compared to $167.8 million and $335.0 million in the corresponding periods of 2013. Medicaid revenues were $6.3 million and $12.5 million for the second quarter and first six months of 2014, respectively, as compared to $7.5 million and $14.5 million for the corresponding periods of 2013. Commercial Insurance and Other revenues in the second quarter and first six months of 2014 were $4.5 million and $9.5 million, respectively, as compared to $3.9 million and $9.2 million in the corresponding periods of 2013.
Community Care
Community Care segment revenues are derived from two payer groups: Medicaid and Local Government and Commercial Insurance and Other. Net revenues for the second quarter and first six months of 2014 were $56.7 million and $113.8 million, respectively. Medicaid and Local Government revenues were $55.8 million and $112.2 million for the second quarter and first six months of 2014, respectively, and Commercial Insurance and Other revenues were $0.9 million and $1.6 million for the second quarter and first six months of 2014, respectively. Billed hours for the second quarter and first six months of 2014 were 4,200 and 8,500, respectively. Revenue per billed hour for both the second quarter and first six months of 2014 was $13.

Gross Profit
The following table reflects gross profit by business segment for 2014 and 2013 (in millions):

	Second Quarter			First Six Months
	2014	2013	Variance	2014	2013	Variance
Gross Profit:
Home Health	$136.1	$115.6	$20.5	$259.7	$230.3	$29.4
Hospice	77.7	79.9	(2.2)	151.6	159.2	(7.6)
Community Care	16.9	—	16.9	33.8	—	33.8
Total	$230.7	$195.5	$35.2	$445.1	$389.5	$55.6
As a percent of revenue:
Home Health	50.6%	49.1%	1.5%	49.5%	48.9%	0.6%
Hospice	45.1%	44.6%	0.5%	43.7%	44.4%	(0.7)%
Community Care	29.9%	—%	29.9%	29.7%	—%	29.7%
Total	46.3%	47.2%	(0.9)%	45.2%	46.9%	(1.7)%
Gross profit increased by $35.2 million, or 18.0 percent, for the second quarter of 2014 as compared to the second quarter of 2013. For the first six months of 2014, gross profit increased by $55.6 million, or 14.3 percent, as compared to the first six months of 2013. As a percentage of revenues, gross profit of 46.3 percent and 45.2 percent, respectively, for the second quarter and first six months of 2014 represented a 0.9 and 1.7 percentage point decrease, respectively, as compared to the same reporting periods in 2013. The decrease was primarily driven by the lower gross margin associated with the Company's Community Care business.
For the second quarter and first six months of 2014, gross profit as a percentage of revenues within the Home Health segment increased by 1.5 percent and 0.6 percent, respectively, as compared to the corresponding periods of 2013.
Hospice gross profit as a percentage of revenues increased 0.5 percent and decreased 0.7 percent for the second quarter and first six months of 2014, respectively, as compared to the second quarter and first six months of 2013. The increase in the second quarter gross margin reflects the impact of reductions in labor costs implemented through the first six months of 2014. The decrease for the first six months is primarily due to higher labor costs and increased pharmacy expenses as compared to the first six months of 2013.
Gross profit was impacted by depreciation expense of approximately $0.1 million and $0.2 million in the second quarter of 2014 and 2013, respectively, and $0.3 million and $0.4 million in the first six months of 2014 and 2013, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 16.8 percent, or $27.2 million, to $189.1 million for the second quarter of 2014, as compared to $161.9 million for the second quarter of 2013, and increased 17.5 percent, or $56.3 million, to $378.1 million for the first six months of 2014, as compared to $321.8 million for the first six months of 2013.
If charges, as noted below, relating to cost savings initiatives and acquisition and integration activities of $4.7 million and $10.0 million for the second quarter and first six months of 2014, respectively, and $0.8 million and $0.9 million for the second quarter and first six months of 2013, respectively, were excluded, the increase in selling, general and administrative expenses would have been approximately 14.4 percent, or $23.3 million, for the second quarter of 2014, as compared to the second quarter of 2013, and 14.7 percent, or $47.2 million, for the first six months of 2014, as compared to the first six months of 2013.
The increase in selling, general and administrative expenses in the second quarter of 2014, as compared to the second quarter of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($9.0 million), (ii) Community Care field operating, selling and administrative costs ($8.3 million), (iii) cost savings initiatives and acquisition and integration activities ($3.9 million), (iv) corporate administrative expenses ($3.7 million), (v) depreciation and amortization ($1.7 million), (vi) Hospice field operating, selling and administrative costs ($0.5 million) and (vii) increase in provision for doubtful accounts ($0.1 million).
The increase in selling, general and administrative expenses in the first six months of 2014, as compared to the first six months of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($16.9 million), (ii) Community Care field operating, selling and administrative costs ($15.8 million), (iii) cost savings initiatives and acquisition and integration activities ($9.1 million), (iv) corporate administrative expenses ($7.3 million), (v) depreciation and amortization ($3.4 million), (vi) Hospice field operating, selling and administrative costs ($2.3 million), (vii) increase in provision for doubtful accounts ($1.1 million) and (viii) equity-based compensation expense ($0.4 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $6.2 million and $12.5 million for the second quarter and first six months of 2014, respectively, as compared to $4.5 million and $9.1 million for the corresponding periods of 2013.
These increases in selling, general and administrative expenses were primarily due to the acquisition of Harden.
Goodwill and Other Long-Lived Asset Impairment
During the first six months of 2013, the Company recorded non-cash charges of $224.3 million related to goodwill and other long lived assets.
At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $552 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $220.8 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business and, based on that analysis, concluded that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million.
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
Interest Income and Interest Expense and Other
For the second quarter and first six months of 2014, net interest expense and other was approximately $24.7 million and $49.2 million, respectively, consisting primarily of interest expense and other of $25.3 million and $50.5 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs and debt discounts, partially offset by interest income of $0.6 million and $1.3 million, respectively, earned on investments and existing cash balances.
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
Income Tax (Expense) Benefit
The Company recorded an income tax provision of $6.9 million and $7.3 million for the second quarter and first six months of 2014, respectively. The Company’s effective income tax rate for the first six months of 2014 was 41.1 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 41.1 percent for the first six months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 3.6 percent) and other items (approximately 2.5 percent).
The Company recorded an income tax provision of $4.8 million and an income tax benefit of $0.6 million for the second quarter and first six months of 2013, respectively. The Company's effective income tax rate for the first six months of 2013 was 0.3 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 0.3 percent for the first six months of 2013 is primarily due to the impact of goodwill and other long-lived assets (approximately 34.5 percent) and other items (approximately 0.2 percent).
Net Income (Loss) Attributable to Gentiva Shareholders
For the second quarter of 2014, net income attributable to Gentiva shareholders was $10.0 million, or $0.27 per diluted share, compared to $6.3 million, or $0.20 per diluted share, for the corresponding period of 2013. For the first six months of

2014, net income attributable to Gentiva shareholders was $10.3 million, or $0.28 per diluted share, compared to a net loss of $200.8 million, or $6.51 per diluted share, for the first six months of 2013.
The Company uses adjusted income attributable to Gentiva shareholders, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income attributable to Gentiva shareholders as income attributable to Gentiva shareholders, excluding (i) charges relating to cost savings initiatives and acquisition and integration activities, (ii) goodwill and other long-lived asset impairment, (iii) impact of closed locations and (iv) impact of merger related expenses. The Company considers adjusted income attributable to Gentiva shareholders to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include cost savings initiatives and acquisition and integration activities, goodwill and other long-lived asset impairment, impact of closed locations related to the Company's cost savings initiatives and merger related expenses as noted in the tables below, adjusted income attributable to Gentiva shareholders was $13.9 million, or $0.38 per diluted share, for the second quarter of 2014 as compared to $6.8 million, or $0.22 per diluted share, for the corresponding period of 2013. Adjusted income attributable to Gentiva shareholders was $18.7 million, or $0.51 per diluted share, for the first six months of 2014 as compared to $13.9 million, or $0.45 per diluted share, for the corresponding period of 2013.
A reconciliation of adjusted income attributable to Gentiva shareholders to net income (loss), the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$13,934	$0.38		$6,799	$0.22
Cost savings initiatives and acquisition and integration activities	(4,659)	(2,880)	(0.08)	(744)	(452)	(0.02)
Impact of closed locations	(989)	(595)	(0.02)	—	—	—
Merger related expenses	(745)	(448)	(0.01)	—	—	—
Income attributable to Gentiva shareholders		10,011	0.27		6,347	0.20
Add back: Net (loss) income attributable to noncontrolling interests		(12)	—		216	0.01
Net income		$9,999	$0.27		$6,563	$0.21

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$18,733	$0.51		$13,906	$0.45
Cost savings initiatives and acquisition and integration activities	(10,000)	(6,182)	(0.17)	(885)	(538)	(0.02)
Goodwill and other long-lived asset impairment	—	—	—	(224,320)	(214,198)	(6.94)
Impact of closed locations	(2,865)	(1,778)	(0.05)	—	—	—
Merger related expenses	(745)	(448)	(0.01)	—	—	—
Income (loss) attributable to Gentiva shareholders		10,325	0.28		(200,830)	(6.51)
Add back: Net income attributable to noncontrolling interests		172	0.01		337	0.01
Net income (loss)		$10,497	$0.29		$(200,493)	$(6.50)
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
The Company’s credit agreement provides for $925.0 million in senior secured credit facilities, comprising term loan facilities aggregating $825.0 million and a revolving credit facility of $100 million. See Note 11 to the Company’s consolidated financial statements for additional information.
During the first six months of 2014, net cash provided by operating activities was $32.6 million. In addition, the Company used $9.2 million for the repayment of debt and $6.0 million for capital expenditures. During the six months ended June 30, 2014, the Company had proceeds of $1.3 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) and $1.2 million from minority interest contributions.
Net cash provided by operating activities increased by $22.4 million from $10.2 million for the first six months of 2013 to $32.6 million for the first six months of 2014. The increase was primarily due to improvements in accounts receivable ($9.3 million), changes in prepaid expenses and other current assets ($8.2 million), changes in current liabilities ($3.5 million) and the change in net cash provided by operations prior to changes in assets and liabilities ($2.5 million), partially offset by a change in other ($1.0 million).

Adjustments to add back non-cash items affecting net income (loss) are summarized as follows (in thousands):

	For the Six Months Ended
	June 30, 2014	June 30, 2013	Variance
OPERATING ACTIVITIES:
Net income (loss)	$10,497	$(200,493)	$210,990
Adjustments to add back non-cash items affecting net income (loss):
Depreciation and amortization	12,815	9,511	3,304
Amortization of debt issuance costs	3,181	6,463	(3,282)
Provision for doubtful accounts	3,800	2,680	1,120
Equity-based compensation expense	4,387	3,969	418
Windfall tax benefits associated with equity-based compensation	(21)	(82)	61
Goodwill and other long-lived asset impairment	—	224,320	(224,320)
Deferred income tax expense (benefit)	6,192	(7,983)	14,175
Total cash provided by operations prior to changes in assets and liabilities	$40,851	$38,385	$2,466
The $2.5 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2014 and 2013 periods is primarily related to net income (loss), after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill and other long-lived asset impairment and deferred income taxes.
A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Six Months Ended
	June 30, 2014	June 30, 2013	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$(1,074)	$(739)	$(335)
Payroll and related taxes	(9,618)	(3,346)	(6,272)
Deferred revenue	5,072	619	4,453
Medicare liabilities	(6,534)	(11,087)	4,553
Obligations under insurance programs	(6,029)	1,010	(7,039)
Accrued nursing home costs	(1,665)	1,438	(3,103)
Other accrued expenses	(4,394)	(15,600)	11,206
Total changes in current liabilities	$(24,242)	$(27,705)	$3,463
The primary drivers for the $3.5 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•
Accounts payable, which had a negative impact of $0.3 million between the 2014 and 2013 reporting periods, primarily related to timing of payments and increased volume related to the Harden acquisition in the 2014 period as compared to the 2013 period.

•
Payroll and related taxes, which had a negative impact of $6.3 million between the 2014 and 2013 reporting periods, primarily due to timing of the Company’s payroll processing and the impact of the addition of a significant number of employees acquired in the Harden transaction.

•	Deferred revenue, which had a positive impact of $4.5 million between the 2014 and 2013 reporting periods.

•	Medicare liabilities, which had a positive impact of $4.6 million between the 2014 and 2013 reporting periods.

•
Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $7.0 million between the 2014 and 2013 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $3.1 million between the 2014 and 2013 reporting periods, due to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $11.2 million between the 2014 and 2013 reporting periods, due primarily to increased incentive compensation and acquisition and integration reserves in the 2014 period as compared to the 2013 period.

Working capital at June 30, 2014 was approximately $112 million, an increase of $18 million as compared to approximately $94 million at December 31, 2013, primarily due to:

•	a $19 million increase in cash and cash equivalents;

•	a $10 million decrease in prepaid expenses and other current assets;

•	a $9 million decrease in accounts receivable;

•	a $4 million decrease in deferred tax assets; and

•
a $22 million decrease in current liabilities, consisting of decreases in payroll and related taxes ($10 million), Medicare liabilities ($6 million), obligations under insurance programs ($6 million), other accrued expenses ($6 million), nursing home costs ($2 million) and accounts payable ($1 million), partially offset by increases in deferred revenue ($5 million) and current portion of long-term debt ($4 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of June 30, 2014, Days Sales Outstanding (“DSO”) was 48 days, a decrease of one day from December 31, 2013.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 40 days at June 30, 2014 and 42 days at December 31, 2013.
Accounts receivable attributable to major payer sources of reimbursement at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$208,023	$181,565	$17,670	$4,101	$4,687
Medicaid and Local Government	48,251	42,499	4,657	1,097	(2)
Commercial Insurance and Other	34,162	27,973	4,292	1,017	880
Self - Pay	2,285	1,241	796	238	10
Gross Accounts Receivable	$292,721	$253,278	$27,415	$6,453	$5,575

	December 31, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$214,366	$186,154	$20,601	$5,552	$2,059
Medicaid and Local Government	48,183	44,234	3,251	637	61
Commercial Insurance and Other	35,659	28,072	5,807	1,789	(9)
Self - Pay	2,377	1,413	669	241	54
Gross Accounts Receivable	$300,585	$259,873	$30,328	$8,219	$2,165

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	Second Quarter Ended
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	81%	94%	—%	76%	82%	94%	87%
Medicaid and Local Government	3	4	98	14	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	7	—	—	4	6	—	3
Other	9	2	2	6	7	2	5
Total net revenues	100%	100%	100%	100%	100%	100%	100%

	Six Months Ended
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	81%	94%	—%	76%	82%	93%	87%
Medicaid and Local Government	3	3	99	14	5	4	5
Commercial Insurance and Other:
Paid at episodic rates	7	—	—	4	6	—	3
Other	9	3	1	6	7	3	5
Total net revenues	100%	NaN	100%	100%	100%	100%	100%
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
On July 1, 2014, CMS issued a proposed rule which updates 2015 home health prospective payment system rates, including (i) a market basket increase of 2.6 percent (ii) a negative productivity factor adjustment of 0.4 percent, and (iii) a $80.95, or 2.82 percent reduction for rebasing of Medicare reimbursement rates, with incremental annual reductions expected for years 2016 and 2017, capped at the 2013 base rate reduction of $80.95. The proposed rule also provided for changes in the calculation of the case mix weighting and the Wage Index. CMS predicts that, on average, the impact on for-profit agencies will be a negative 0.3 percent.
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

Hospice
On August 1, 2014, CMS released a final rule, effective for hospice services provided October 1, 2014 through September 30, 2015, which provides for a 1.4 percent increase for Medicare hospice rates, consisting of a 2.9 percent market basket increase, offset by a 0.8 percent budget neutrality adjustment factor and estimated wage index changes of 0.7 percent.
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
Credit Arrangements
At June 30, 2014, the the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.
As of June 30, 2014, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $53.2 million and $52.0 million at June 30, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of June 30, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $19.8 million. As governed by the indenture covering the unsecured Senior Notes, the Company has a maximum permitted borrowing capacity, as defined, which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
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
As of June 30, 2014, the mandatory aggregate principal payments of long-term debt were $49.2 million due during the twelve months ending June 30, 2015, $28.0 million due during the twelve months ending June 30, 2016, $33.8 million due during the twelve months ending June 30, 2017, $53.2 million due during the twelve months ending June 30, 2018, $45.5 million due during the twelve months ending June 30, 2019 and $633.1 million thereafter under the Credit Agreement, and $325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.8 percent per annum at June 30, 2014 and 8.2 percent per annum at December 31, 2013.
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
As of June 30, 2014, the Company’s consolidated leverage ratio was 5.9x. As of June 30, 2014, the Company was in compliance with all covenants in the Credit Agreement. See Note 11 to the Company's consolidated financial statements for further information on the Company's debt covenants.
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
Capital Expenditures
The Company’s capital expenditures for the six months ended June 30, 2014 were $6.0 million as compared to $7.5 million for the six months ended June 30, 2013. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will range between $6 million and $8 million for the remainder of 2014. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $106.2 million as of June 30, 2014, including operating funds of approximately $2.9 million exclusively relating to a non-profit hospice operation managed in Florida.
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
Management expects that the Company’s working capital needs for the balance of 2014 will be met through operating cash flow and existing cash resources. The Company may also consider other alternative uses of cash including, among other things, acquisitions, voluntary prepayments on the term loans, additional share repurchases and cash dividends. These uses of cash may require the approval of the Company’s Board of Directors and may require the approval of its lenders. If cash flows from operations, cash resources or availability under a credit facility fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, seek additional financing, pursue the sale of certain assets or other investments or consider other alternatives designed to enhance liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins)

and the interest period. As of June 30, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $842.8 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $8.4 million per year, assuming a similar capital structure.

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
Changes in internal control over financial reporting
As required by the Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors
The risk factor set forth below has been updated to provide additional information. The risk factor should be read in conjunction with the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended December 31, 2013.
Provisions in our organizational documents, Delaware law and our debt agreements and our shareholder rights plan could delay or prevent a change in control of Gentiva, which could adversely affect the price of our common stock.
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
In addition, in May 2014, the Board of Directors adopted a limited duration shareholder rights plan and declared a dividend of one right on each share of the Company’s common stock outstanding. The rights plan was adopted following the Company’s rejection of an unsolicited, non-binding proposal to acquire the Company. In the absence of further action by the Board of Directors and subject to certain exceptions, the rights generally will become exercisable and allow holders to acquire the Company’s common stock at a discounted price if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock (or equivalent derivative positions) in a transaction not approved by the Board of Directors. In that situation, rights held by persons or groups that exceed the 15% threshold will be void. The rights will expire on May 20, 2015 unless earlier redeemed, exchanged or terminated by the Company.

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our Credit Agreement and the indenture governing our senior notes contain various covenants that limit our ability, among other things, to consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. See “-Risks Related to Our Indebtedness-Our debt agreements contain restrictions that will limit our flexibility in operating our business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)
3.2	Amended and Restated By-Laws of Company. (2)
3.3	Certificate of Designations of Series B Junior Participating Preferred Stock. (3)
4.1	Specimen of common stock.*
4.2	Certificate of Designations of Series B Junior Participating Preferred Stock. (3)
4.3	Rights Agreement, dated as of May 22, 2014, by and between Gentiva and Computershare Trust Company, N.A., as Rights Agent. (3)
10.1	Form of Indemnification Agreement with directors and officers. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed May 23, 2014.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 11, 2014	/s/ Tony Strange
Tony Strange
Chief Executive Officer

Date: August 11, 2014	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Company. (1)
3.2	Amended and Restated By-Laws of Company. (2)
3.3	Certificate of Designations of Series B Junior Participating Preferred Stock. (3)
4.1	Specimen of common stock.*
4.2	Certificate of Designations of Series B Junior Participating Preferred Stock. (3)
4.3	Rights Agreement, dated as of May 22, 2014, by and between Gentiva and Computershare Trust Company, N.A., as Rights Agent. (3)
10.1	Form of Indemnification Agreement with directors and officers. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed May 23, 2014.

*	Filed herewith
**	Furnished herewith