Form 10-Q/A
period 2014-06-30
GENTIVA HEALTH SERVICES INC
filed 2014-08-13
CIK 1096142

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

EXPLANATORY NOTE
The purpose of this Form 10-Q/A (Amendment No. 1) is to amend the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed by Gentiva Health Services, Inc. on August 11, 2014 (the “Original 10-Q”) to file therewith Exhibit 4.1, Specimen of common stock, as required by Item 6 of PART II of Form 10-Q, which was inadvertently omitted from filing as an exhibit with the Original 10-Q. This Amendment No. 1 speaks as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original 10-Q.
PART II - OTHER INFORMATION

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

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: August 13, 2014	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

3