Form 10-K/A
period 2013-12-31
GENTIVA HEALTH SERVICES INC
filed 2014-11-14
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Gentiva Health Services, Inc. (the "Company") is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this "Amendment") to restate and amend the Company's previously issued audited consolidated financial statements and related financial information for the year ended December 31, 2013 previously included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the "Original Form 10-K"), which was previously filed with the Securities and Exchange Commission on March 12, 2014 (the "Original Filing Date").

On November 4, 2014, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management and after discussion with the Company's independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing of goodwill and indefinite-lived intangible assets, its consolidated financial statements for the year ended December 31, 2013 in the Original Form 10-K and the unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 should no longer be relied upon. See Note 2 - Restatement and Revision of Previously Reported Consolidated Financial Statements to the Company's consolidated financial statements for additional information.

Management concluded that effective controls were not maintained over the accounting for goodwill and indefinite-lived intangible assets. Specifically, the Company’s controls were not effectively designed and did not operate at the appropriate level of precision to ensure completeness and accuracy of assumptions used in its valuation models for goodwill and indefinite-lived intangible assets and to reassess the lives of indefinite-lived intangible assets related to closed or consolidated locations. The Company had incorrectly accounted for its indefinite-lived intangible assets related to closed or consolidated licenses on a pooled basis and did not write-off license costs when the Company closed or consolidated individual operating locations. The Company has determined it should amortize the full license cost over the period of closure or consolidation. These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and the revision of the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

Management has re-assessed the design of the controls and modified processes related to the monitoring and oversight of assumptions used in its valuation models for goodwill and indefinite-lived intangibles as well as enhanced monitoring and oversight controls in the application of applicable accounting guidance related to reassessing the lives of indefinite-lived intangible assets related to closed or consolidated locations. Management believes that these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the revised controls in future periods. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Amendment sets forth the Original Form 10-K in its entirety; however pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates only the following Items of the Original Form 10-K and only with respect to matters affected by the restatement and the material weakness related to the application of GAAP with respect to our accounting for licenses related to closed or consolidated locations:

PART I
•Item 1A. Risk Factors
PART II
•Item 6. Selected Financial Data
•Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Item 8. Financial Statements and Supplementary Data
•Item 9A. Controls and Procedures
PART IV
•Item 15. Exhibits and Financial Statement Schedules

We are also filing a Consent of Independent Registered Public Accounting Firm (Exhibit 23.1), certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2) and various exhibits related to XBRL. This Amendment does not modify or update other disclosures presented in the Original Form 10-K, other than to correct typographical and other immaterial corrections, including the exhibits to the Original Form 10-K. As such, except for the items identified above, this Amendment speaks as of March 12, 2014, the Original Filing Date, and any forward-looking statements represent management's views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter.

This Amendment should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date.

PART I

Item 1.	Business
As used in this annual report on Form 10-K/A, the terms “we,” “us,” “our,” the “Company” and “Gentiva” refer to Gentiva Health Services, Inc. and its consolidated subsidiaries unless otherwise noted.
Special Caution Regarding Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K/A, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

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
The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors within this annual report on Form 10-K/A and various filings with the SEC. The reader is encouraged to review these risk factors and filings.

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
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. See Note 5 to the Company's consolidated financial statements for further information.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 13 to the Company's consolidated financial statements for further information.
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
During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of comprehensive income. See Note 8 to the Company's consolidated financial statements for further information.
The impact of these transactions have been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 5 to the Company's consolidated financial statements for further information.
Business Segments
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice, and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments.
Financial information with respect to the business segments, including their contributions to net revenues and operating income for each of the three years in the period ended December 31, 2013, is contained under “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 “Business Segment Information” to the Company’s consolidated financial statements.
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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 5 for additional information.
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
Payers
A summary of the Company’s net revenues by major payer classification follows:

	For the Year Ended
	2013			2012		2011
	Home Health	Hospice	Community Care	Home Health	Hospice	Home Health	Hospice
Medicare	81%	93%	—%	79%	93%	79%	93%
Medicaid and Local Government	5	4	98	5	4	5	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	9	—	8	—
Other	8	3	2	7	3	8	3
Total net revenues	100%	NaN	100%	100%	100%	100%	100%

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
This annual report on Form 10-K/A contains forward-looking statements which involve a number of risks, uncertainties and assumptions, as discussed in more detail above under Item 1 “Business-Special Caution Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the risk factors discussed below and elsewhere in this annual report.
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
We are restating the carrying value of goodwill and intangible assets in this Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and revising prior period amounts. See Note 2 to the Company's consolidated financial statements for additional information.
Goodwill and intangible assets represent a significant portion of our assets as a result of acquisitions. Goodwill and intangible assets, net amounted to $383.5 million and $253.7 million, respectively, at December 31, 2013. We have assigned to our reporting units the appropriate amounts of goodwill and intangible assets based upon allocations of the purchase prices of individual acquisition transactions. As described in the notes to our financial statements, these assigned values are reviewed on an annual basis or at the time events or circumstances indicate that the carrying amount of an asset may not be recoverable.
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

The accuracy and timeliness of our financial reports, as well as our business and the market price of our common stock, could be negatively impacted if we are unable to maintain effective internal control over financial reporting.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements and to comply with our reporting obligations under the federal securities laws. We have concluded that effective controls were not maintained over the accounting for goodwill and indefinite-lived intangible assets. Specifically, our controls were not effectively designed and did not operate at the appropriate level of precision to ensure completeness and accuracy of assumptions used in our valuation models for goodwill and indefinite-lived intangible assets and to reassess the lives of indefinite-lived intangible assets related to closed or consolidated branches. These control deficiencies resulted in the restatement of our consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and the revision of our consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that these control deficiencies constitute a material weakness.
Although we believe that we are taking appropriate action to remediate the control deficiencies, if we are unable to effectively remediate this material weakness or are otherwise unable to maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and the market price of our common stock through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

The Company has restated the consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and revised the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. The consolidated statement of operations data below was revised to reflect revisions for 2010, resulting in an increase in selling, general and administrative expenses of approximately $2.0 million and an increase in the net loss attributable to Gentiva shareholders of approximately $1.2 million. See Note 2 to the Company's consolidated financial statements for additional information.
The following table provides selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 2013. The data has been derived from the Company’s consolidated financial statements. The historical financial information may not be indicative of the Company’s future performance. Prior to 2010, the Company’s fiscal year ended on the Sunday nearest to December 31st, which was January 3, 2010 for fiscal year 2009. As a result of this policy, fiscal year 2009 included 53 weeks of activity. In 2010, the Company adopted a change to a calendar year reporting period from its then current fiscal year reporting. As such, year 2010 ended on December 31, 2010 instead of January 2, 2011, the date designated under its prior fiscal year end reporting calendar. Due to the change to a calendar year reporting period in 2010 and the extra week in 2009, the Company’s reporting periods included 365 days in fiscal year 2011, 362 days in fiscal year 2010 and 371 days in fiscal year 2009.

	For the Year
(in thousands, except per share amounts)	2013 (Restated)		2012 (Revised)		2011 (Revised)		2010 (Revised)		2009
Statement of Operations Data
Net revenues	$1,726,644	(1)	$1,712,804		$1,798,778		$1,414,459	(8)	$1,118,811
Gross profit	784,464	(1)	804,063		850,323		734,385	(8)	584,614
Selling, general and administrative expenses	(706,227)	(1),(7)	(655,766)	(7)	(731,299)	(7)	(608,860)	(7),(8)	(480,461)	(7)
Goodwill, intangibles and other long-lived asset impairment	(612,380)	(4)	(19,132)	(4)	(643,305)	(4)	—		—
(Loss) income from continuing operations attributable to Gentiva shareholders	(605,061)	(5)	26,796	(2),(3)	(459,377)		54,087		67,331
Discontinued operations, net of tax (6)	—		—		8,315		(3,135)		(8,149)
Net (loss) income attributable to Gentiva shareholders	(605,061)	(5)	26,796	(2),(3)	(451,062)		50,952		59,182	(9)
Basic earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.94)		$0.88		$(15.14)		$1.82		$2.31
Discontinued operations, net of tax	—		—		0.28		(0.11)		(0.28)
Net (loss) income attributable to Gentiva shareholders	(18.94)		0.88		(14.86)		1.71		2.03
Weighted average shares outstanding—basic	31,954		30,509		30,336		29,724		29,103
Diluted earnings per share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.94)		$0.87		$(15.14)		$1.77		$2.26
Discontinued operations, net of tax	—		—		0.28		(0.10)		(0.28)
Net (loss) income attributable to Gentiva shareholders	(18.94)		0.87		(14.86)		1.67		1.98
Weighted average shares outstanding—diluted	31,954		30,687		30,336		30,468		29,822
Balance Sheet Data (at end of year)
Cash items and short-term investments	$86,957		$207,052		$164,912		$104,752		$152,410
Working capital	94,291		226,128		225,139		124,764		190,918
Total assets	1,253,468		1,508,046		1,527,440		2,118,133		1,060,603
Long-term debt and capital leases	1,124,432		910,182		973,261		1,026,760		232,466
Gentiva’s shareholders’ equity	(310,876)		231,422		198,198		634,371		571,163
Common shares outstanding	36,375		30,748		30,779		30,158		29,480

(1)
Effective October 18, 2013, the Company completed the acquisition of Harden Healthcare Holdings, Inc., and its home health, hospice, and community care businesses. The Company also completed several other smaller acquisitions during 2013. See Note 5 to the Company’s consolidated financial statements for additional information.

(2)
For the year ended December 31, 2012, net income includes an $8.0 million pre-tax gain related to the (i) sale of the Phoenix area hospice operations, (ii) the sale of the Gentiva consulting business and (iii) the sale of eight home health branches and four hospice branches in Louisiana. See Note 5 to the Company’s consolidated financial statements.

(3)
In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter of 2012, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million, which is recorded in equity in net loss of CareCentrix. See Note 8 to the Company's consolidated financial statements.

(4)
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $399.7 million and $2.0 million, respectively, for the year 2013.

At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million.
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
For the year ended December 31, 2011, the Company recorded non-cash impairment charges associated with goodwill, intangibles and other long-lived assets of $643.3 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a significant decline in the price of the Company's common stock during the fiscal year, (iv) a write-down of software and (v) a change in the estimated fair value of real estate. See Notes 9 and 10 to the Company’s consolidated financial statements.

(5)
For the year ended December 31, 2013, net loss includes $19.1 million relating to the write-off of deferred debt issuance costs and fees associated with the Company entering a new credit agreement, dated October 18, 2013.

(6)
During 2011, the Company sold its Rehab Without Walls® and homemaker service agency businesses. As such, the Company has reflected the financial results of these businesses as discontinued operations. In addition, in the fourth quarter of 2009, the Company committed to a plan to exit its HME and IV businesses. As such, the Company has reflected the financial results of the operating segments as discontinued operations, including a write-down of goodwill associated with these businesses of approximately $9.6 million for 2009. Results for all prior years have been reclassified to conform to this presentation. See Note 5 to the Company’s consolidated financial statements for additional information.

(7)
The Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs, and legal settlements of $27.5 million, $5.7 million, $49.1 million, $46.0 million and $2.4 million, as summarized below. See Note 11 to the Company’s consolidated financial statements for additional information.

	2013	2012	2011	2010	2009
Home Health	$3.3	$5.6	$7.7	$11.8	$1.4
Hospice	8.2	0.4	3.7	0.3	—
Community Care	—	—	—	—	—
Corporate expenses	16.0	(0.3)	37.7	33.9	1.0
Total	$27.5	$5.7	$49.1	$46.0	$2.4

(8)
Effective August 17, 2010, the Company completed the acquisition of 100 percent of the equity interest of Odyssey HealthCare Inc., a leading provider of hospice care, operating approximately 100 Medicare-certified providers in 30 states. The Company also completed several other smaller acquisitions in 2010. See Note 5 to the Company’s consolidated financial statements for additional information.

(9)
Net income includes a $6.0 million pre-tax gain related to the (i) sale of assets and certain branch offices that specialized primarily in pediatric home care services and (ii) sale of assets associated with two branch offices in upstate New York providing home health services under New York Medicaid programs. See Note 5 to the Company’s consolidated financial statements.

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
Restatement and Revision of Previously Reported Consolidated Financial Information

This "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our audited consolidated financial statements for the year ended December 31, 2013 and has revised, where necessary, financial and related information for the years ended December 31, 2011, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing goodwill and indefinite-lived intangible assets. See Note 2 to the Company's consolidated financial statements for additional information.
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
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. Discontinued operations represent services provided to patients through the Company’s Rehab Without Walls® business and the Company’s homemaker agency business. See Note 5 to the Company's consolidated financial statements.
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
In addition, through May 31, 2012 the Company provided consulting services to home health agencies which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company's Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in the Company's consolidated financial statements. See Note 5 to the Company's consolidated financial statements.
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
The impact of these transactions has been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 5 for more information.
Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The comparison of results of operations between 2013 and 2012 has been impacted significantly by the following items:

•
The Company closed a significant number of branch operations, sold a number of operating units and completed several acquisitions affecting the reporting periods presented, including the Harden transaction effective October 18, 2013. As a result of these activities, the Company’s net revenues comparisons were positively impacted for 2013 by approximately $91.1 million as compared to the corresponding periods of 2012. See Note 5.

•
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $399.7 million and $2.0 million, respectively, for the year 2013.

•
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.7 percent, or $50.4 million, to $706.2 million for 2013, as restated, as compared to $655.8 million for 2012.
If charges, as noted below, relating to cost savings initiatives, acquisition and integration costs and legal settlements of $27.5 million for 2013 and $5.7 million for 2012 were excluded, the increase in selling, general and administrative expenses would have been approximately 4.4 percent, or $28.6 million, for 2013 as compared to 2012.
The increase in selling, general and administrative expenses in 2013 as compared to 2012, was primarily attributable to (i) cost savings initiatives ($26.8 million), (ii) Home Health field operating, selling and administrative costs ($16.4 million), (iii) Hospice field operating, selling and administrative costs ($8.7 million), (iv) Community Care field operating, selling and administrative costs ($6.2 million), (v) increase in provision for doubtful accounts ($2.9 million) and (iii) equity-based compensation expense ($0.5 million). These costs were partially offset by an decrease in (i) corporate administrative expenses ($4.5 million), (ii) depreciation and amortization ($1.7 million) and (iii) legal settlements ($4.9 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $23.9 million in 2013, as restated, as compared to $25.6 million for 2012.
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
Income Tax Expense
The Company recorded an income tax benefit of $40.0 million for 2013, representing a current tax benefit of $2.9 million and a deferred tax benefit of $37.1 million. The Company’s effective income tax rate for 2013 was 6.2 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 6.2 percent for 2013 is primarily due to state income taxes, net of federal benefit (approximately 0.6 percent), partially offset by the impairment of goodwill (approximately 29.2 percent) and other items (approximately 0.1 percent).
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

Net (Loss) Income Attributable to Gentiva Shareholders
For 2013, net loss attributable to Gentiva shareholders was $605.1 million, or $18.94 per diluted share, as compared to net income of $26.8 million, or $0.87 per diluted share, for 2012.
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
A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2013 (Restated)			December 31, 2012
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$13,757	$0.42		$37,679	$1.23
Goodwill, intangible and other long-lived asset impairment	(612,380)	(584,674)	(18.29)	(19,132)	(11,352)	(0.37)
Equity in net loss of CareCentrix	—	—	—	—	(2,301)	(0.08)
Gain on sale of businesses	—	—	—	8,014	4,765	0.16
Cost savings initiatives, legal settlement and acquisition and integration costs	(27,539)	(17,847)	(0.56)	(5,670)	(3,385)	(0.11)
Write-off of prepaid debt issuance costs	(19,106)	(11,811)	(0.37)	—	—	—
Impact of closed locations	(9,076)	(4,486)	(0.14)	—	—	—
Tax reserves on OIG legal settlement	—	—	—	1,390	1,390	0.04
(Loss) income from continuing operations attributable to Gentiva shareholders		(605,061)	(18.94)		26,796	0.87
Add back: Net income attributable to noncontrolling interests		487	0.02		884	0.03
(Loss) income from continuing operations		$(604,574)	$(18.92)		$27,680	$0.90

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

•
As a result of these activities, the Company’s net revenues comparisons were negatively impacted for 2012 by approximately $70.1 million as compared to the corresponding periods of 2011. See Note 5 to the Company's consolidated financial statements for more information.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 10.3 percent, or $75.5 million, to $655.8 million for 2012, as compared to $731.3 million for 2011, as revised.
If charges, as noted below, relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $5.7 million for 2012 and $49.1 million for 2011 were excluded, the decrease in selling, general and administrative expenses would have been approximately 4.6 percent, or $31.2 million, for 2012 as compared to 2011.
The decrease in selling, general and administrative expenses in 2012 as compared to 2011, was primarily attributable to (i) legal settlements ($21.0 million), (ii) Home Health field operating, selling and administrative costs ($40.7 million), (iii) cost savings initiatives and other restructuring costs ($22.4 million), (iv) decrease in provision for doubtful accounts ($4.5 million) and (v) depreciation and amortization ($4.5 million). These costs were partially offset by an increase in (i) corporate administrative expenses ($5.8 million), (ii) Hospice field operating, selling and administrative costs ($11.7 million) and (iii) equity-based compensation expense ($0.1 million). During 2012, selling, general and administrative expenses were negatively impacted by the costs associated with Amendment No. 3 to the Company’s credit agreement of approximately $1.2 million.
Depreciation and amortization expense included in selling, general and administrative expenses was $25.6 million in 2012, as compared to $30.1 million for 2011, as revised.
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
The Company recorded a federal and state income tax benefit of $76.1 million for 2011, representing a current tax provision of $10.2 million and a deferred tax benefit of $86.3 million. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 12.6 percent for 2011 is primarily due to goodwill impairment (23.6 percent), a reduction in tax reserves and valuation allowances (approximately 0.6 percent) offset somewhat by state taxes, net of federal benefit and other items (approximately 1.8 percent).
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
A reconciliation of adjusted income from continuing operations attributable to Gentiva shareholders to (loss) income from continuing operations, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2012			December 31, 2011 (Revised)
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income from continuing operations attributable to Gentiva shareholders		$37,679	$1.23		$49,212	$1.60
Goodwill, intangible and other long-lived asset impairment	(19,132)	(11,352)	(0.37)	(643,305)	(547,753)	(18.06)
Equity in net (loss) earnings of CareCentrix, including gain on sale	—	(2,301)	(0.08)	—	67,127	2.21
Gain on sale of assets and businesses	8,014	4,765	0.16	1,061	631	0.02
Impact of closed locations	—	—	—	(892)	(537)	(0.01)
Cost savings initiatives and other restructuring, legal settlement and acquisition and integration costs	(5,670)	(3,385)	(0.11)	(49,137)	(29,679)	(0.98)
Tax reserves on OIG legal settlement	1,390	1,390	0.04	(3,813)	(3,813)	(0.12)
Dividend income	—	—	—	8,590	5,435	0.18
Impact of exclusion of dilutive shares due to the anti-dilutive effect of the shares	—	—	—	—	—	0.02
Income (loss) from continuing operations attributable to Gentiva shareholders		26,796	0.87		(459,377)	(15.14)
Add back: Net income attributable to noncontrolling interests		884	0.03		641	0.02
Income (loss) from continuing operations		$27,680	$0.90		$(458,736)	$(15.12)

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
The Company’s new credit agreement entered into on October 18, 2013 provides for $925.0 million in senior secured credit facilities for the Company, comprising term loan facilities aggregating $825.0 million and a revolving credit facility of $100 million. See Note 13 to the Company’s consolidated financial statements for additional information.
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
Adjustments to add back non-cash items affecting net (loss) income are summarized as follows (in thousands):

	For the Year Ended
	December 31, 2013 (Restated)	December 31, 2012	Variance
OPERATING ACTIVITIES:
Net (loss) income	$(604,574)	$27,680	$(632,254)
Adjustments to add back non-cash items affecting net income:
Depreciation and amortization	24,621	26,580	(1,959)
Amortization of debt issuance costs	14,715	13,300	1,415
Write-off of debt issuance costs	16,085	461	15,624
Provision for doubtful accounts	6,730	4,066	2,664
Equity-based compensation expense	8,210	7,645	565
Windfall tax benefits associated with equity-based compensation	(119)	(88)	(31)
Goodwill, intangibles and other long-lived asset impairment	612,380	19,132	593,248
Gain on sale of assets and businesses, net	—	(8,014)	8,014
Equity in net loss of CareCentrix, including gain on sale, net of tax	—	2,301	(2,301)
Deferred income tax (benefit) expense	(37,048)	23,513	(60,561)
Total cash provided by operations prior to changes in assets and liabilities	$41,000	$116,576	$(75,576)
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

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. The Company's revenue mix by major payer classifications was as follows:

	2013	2012	2011
Medicare	84%	86%	85%
Medicaid and Local Government	7	4	5
Commercial Insurance and Other:
Paid at episodic rates	3	5	4
Other	6	5	6
Total net revenues	100%	100%	100%

Segment revenue mix by major payer classification was as follows:

	2013			2012		2011
	Home Health	Hospice	Community Care	Home Health	Hospice	Home Health	Hospice
Medicare	81%	93%	—%	79%	93%	79%	93%
Medicaid and Local Government	5	4	98	5	4	5	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	9	—	8	—
Other	8	3	2	7	3	8	3
Total net revenues	100%	NaN	100%	100%	100%	100%	100%

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

Litigation and Government Matters
The Company is a party to certain legal actions and government investigations. See Item 3, “Legal Proceedings” and Note 16 to the Company’s consolidated financial statements.
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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $6.7 million and $4.1 million in 2013 and 2012, respectively. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011. The allowance for doubtful accounts at December 31, 2013 and 2012 was $10.7 million and $8.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts in Item 8. Financial Statements and Supplementary Data of this report.
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
The Company is required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 10 for information on the Company's impairment testing.
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

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013 (Restated)	December 31, 2012 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$86,957	$207,052
Accounts receivable, less allowance for doubtful accounts of $10,680 and $8,777 at December 31, 2013 and December 31, 2012, respectively	289,905	251,080
Deferred tax assets, net	28,153	12,263
Prepaid expenses and other current assets	64,746	45,632
Total current assets	469,761	516,027
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	49,375	41,414
Intangible assets, net	253,727	190,725
Goodwill	383,487	656,364
Other assets	68,647	75,045
Total assets	$1,253,468	$1,508,046
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$25,000
Accounts payable	15,659	13,445
Payroll and related taxes	64,857	45,357
Deferred revenue	43,864	37,444
Medicare liabilities	23,894	27,122
Obligations under insurance programs	82,634	56,536
Accrued nursing home costs	22,219	18,428
Other accrued expenses	77,018	66,567
Total current liabilities	375,470	289,899
Long-term debt	1,124,432	910,182
Deferred tax liabilities, net	8,483	41,017
Other liabilities	53,084	33,988
Commitments and contingencies (Note 18)
Equity:
Gentiva shareholders’ equity:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 37,713,302 and 32,009,286 shares at December 31, 2013 and December 31, 2012, respectively	3,771	3,201
Additional paid-in capital	462,262	399,148
Treasury stock, at cost, 1,337,882 and 1,260,879 shares at December 31, 2013 and December 31, 2012, respectively	(18,773)	(17,852)
Accumulated deficit	(758,136)	(153,075)
Total Gentiva shareholders’ equity	(310,876)	231,422
Noncontrolling interests	2,875	1,538
Total equity	(308,001)	232,960
Total liabilities and equity	$1,253,468	$1,508,046
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Year Ended
	December 31, 2013 (Restated)	December 31, 2012	December 31, 2011 (Revised)
Net revenues	$1,726,644	$1,712,804	$1,798,778
Cost of services sold	942,180	908,741	948,455
Gross profit	784,464	804,063	850,323
Selling, general and administrative expenses	(706,227)	(655,766)	(731,299)
Goodwill, intangibles and other long-lived asset impairment	(612,380)	(19,132)	(643,305)
Gain on sale of assets and businesses, net	—	8,014	1,061
Dividend income	—	—	8,590
Interest income	2,704	2,661	2,686
Interest expense and other	(113,088)	(92,608)	(91,296)
(Loss) income from continuing operations before income taxes and equity in net (loss) earnings of CareCentrix	(644,527)	47,232	(603,240)
Income tax benefit (expense)	39,953	(17,251)	76,123
Equity in net (loss) earnings of CareCentrix	—	(2,301)	68,381
(Loss) income from continuing operations	(604,574)	27,680	(458,736)
Discontinued operations, net of tax	—	—	8,315
Net (loss) income	(604,574)	27,680	(450,421)
Less: Net income attributable to noncontrolling interests	(487)	(884)	(641)
Net (loss) income attributable to Gentiva shareholders	$(605,061)	$26,796	$(451,062)
Total comprehensive (loss) income	$(604,574)	$27,680	$(450,899)
Basic earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.94)	$0.88	$(15.14)
Discontinued operations, net of tax	—	—	0.28
Net (loss) income attributable to Gentiva shareholders	$(18.94)	$0.88	$(14.86)
Weighted average shares outstanding	31,954	30,509	30,336
Diluted earnings per common share:
(Loss) income from continuing operations attributable to Gentiva shareholders	$(18.94)	$0.87	$(15.14)
Discontinued operations, net of tax	—	—	0.28
Net (loss) income attributable to Gentiva shareholders	$(18.94)	$0.87	$(14.86)
Weighted average shares outstanding	31,954	30,687	30,336
Amounts attributable to Gentiva shareholders:
(Loss) income from continuing operations	$(605,061)	$26,796	$(459,377)
Discontinued operations, net of tax	—	—	8,315
Net (loss) income	$(605,061)	$26,796	$(451,062)
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2010 (Revised)	30,799,091	$3,080	$372,106	$271,191	$478	$(12,484)	$2,658	$637,029
Comprehensive (loss) income:
Net (loss) income	—	—	—	(451,062)	—	—	641	(450,421)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(768)	—	—	(768)
Realized loss on interest rate swap	—	—	—	—	290	—	—	290
Total comprehensive (loss) income	—	—	—	(451,062)	(478)	—	641	(450,899)
Income tax benefits associated with the exercise of non-qualified stock options	—	—	257	—	—	—	—	257
Equity-based compensation expense	—	—	7,548	—	—	—	—	7,548
Other non-cash compensation expense	—	—	407	—	—	—	—	407
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	636,173	64	7,837	—	—	—	—	7,901
Acquisition of noncontrolling interest	—	—	(352)	—	—	—	32	(320)
Distribution to partnership interests	—	—	—	—	—	—	(738)	(738)
Treasury shares:
Common stock received from Healthfield escrow (14,334 shares)	—	—	—	—	—	(394)	—	(394)
Balance at December 31, 2011 (Revised)	31,435,264	3,144	387,803	(179,871)	—	(12,878)	2,593	200,791
Comprehensive income:
Net income	—	—	—	26,796	—	—	884	27,680
Total comprehensive income	—	—	—	26,796	—	—	884	27,680
Income tax expense associated with the exercise of non-qualified stock options	—	—	(223)	—	—	—	—	(223)
Equity-based compensation expense	—	—	7,645	—	—	—	—	7,645
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	574,022	57	3,923	—	—	—	—	3,980
Acquisition of non-controlling interest	—	—	—	—	—	—	(1,113)	(1,113)
Distribution to partnership interests	—	—	—	—	—	—	(826)	(826)
Treasury shares:
Stock repurchase (605,077 shares)	—	—	—	—	—	(4,974)	—	(4,974)
Balance at December 31, 2012 (Revised)	32,009,286	3,201	399,148	(153,075)	—	(17,852)	1,538	232,960
Comprehensive (loss) income:
Net (loss) income	—	—	—	(605,061)	—	—	487	(604,574)
Total comprehensive (loss) income	—	—	—	(605,061)	—	—	487	(604,574)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(1,507)	—	—	—	—	(1,507)
Equity-based compensation expense	—	—	8,210	—	—	—	—	8,210
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	891,602	89	3,142	—	—	—	—	3,231
Issuance of stock in connection with Harden acquisition	4,812,414	481	53,269	—	—	—	—	53,750
Minority interest capital contribution	—	—	—	—	—	—	1,600	1,600
Distribution to partnership interests	—	—	—	—	—	—	(750)	(750)
Treasury shares:
Stock withheld (77,003 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	—	(921)	—	(921)
Balance at December 31, 2013 (Restated)	37,713,302	$3,771	$462,262	$(758,136)	$—	$(18,773)	$2,875	$(308,001)
See notes to consolidated financial statements.

GENTIVA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31, 2013 (Restated)	December 31, 2012	December 31, 2011 (Revised)
OPERATING ACTIVITIES:
Net (loss) income	$(604,574)	$27,680	$(450,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,621	26,580	31,032
Amortization of debt issuance costs	14,715	13,300	12,704
Write-off of debt issuance costs	16,085	461	3,559
Provision for doubtful accounts	6,730	4,066	8,541
Equity-based compensation expense	8,210	7,645	7,548
Windfall tax benefits associated with equity-based compensation	(119)	(88)	(192)
Goodwill, intangibles and other long-lived asset impairment	612,380	19,132	643,305
(Gain) loss on sale of assets and businesses, net	—	(8,014)	(12,536)
Equity in net (loss) earnings of CareCentrix, including gain on sale, net of tax	—	2,301	(68,381)
Deferred income tax (benefit) expense	(37,048)	23,513	(86,367)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	910	34,882	(39,542)
Prepaid expenses and other current assets	(17,966)	(15,447)	10,467
Accounts payable	(4,161)	832	(2,949)
Payroll and related taxes	(1,289)	3,275	(2,136)
Deferred revenue	(3,719)	3,330	(2,273)
Medicare liabilities	(3,228)	4,142	(8,170)
Obligations under insurance programs	12,681	1,560	(6,923)
Accrued nursing home costs	1,043	(5,795)	(18)
Other accrued expenses	5,836	(23,323)	(31,642)
Other, net	5,998	5,936	(465)
Net cash provided by operating activities	37,105	125,968	5,141
INVESTING ACTIVITIES:
Purchase of fixed assets	(19,075)	(11,779)	(19,231)
Proceeds from sale of businesses, net of cash transferred	508	9,220	146,315
Proceeds from the sale of assets	203	—	—
Acquisition of businesses, net of cash acquired	(359,435)	(22,335)	(320)
Net cash (used in) provided by investing activities	(377,799)	(24,894)	126,764
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,231	3,980	7,901
Windfall tax benefits associated with equity-based compensation	119	88	192
Proceeds from issuance of debt	817,525	—	—
Borrowings under revolving credit facility	27,000	—	—
Payment of contingent consideration accrued at acquisition date	(1,675)	—	—
Repayment of long-term debt	(610,182)	(52,943)	(63,438)
Repurchase of common stock	—	(4,974)	—
Debt issuance costs	(15,187)	(4,125)	(15,460)
Minority interest capital contribution	1,600	—	—
Distribution to minority interests	(750)	(825)	(673)
Other	(1,082)	(135)	(267)
Net cash (used in) provided by financing activities	220,599	(58,934)	(71,745)
Net change in cash and cash equivalents	(120,095)	42,140	60,160
Cash and cash equivalents at beginning of year	207,052	164,912	104,752
Cash and cash equivalents at end of year	$86,957	$207,052	$164,912
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77,898	$78,783	$78,639
Income taxes paid	$1,057	$4,375	$38,067

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
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. See Note 5.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 13.
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
During 2011, the Company sold its equity investment in CareCentrix Holdings Inc. The Company recorded accumulated and unpaid dividends on the preferred shares of approximately $8.6 million for the year ended December 31, 2011, which are reflected in dividend income in the Company’s consolidated statement of comprehensive income. The Company also recorded a net gain of approximately $67.1 million, which is reflected in equity in net earnings of CareCentrix, including gain on sale in the Company’s consolidated statement of comprehensive income. See Note 8 for additional information.
The impact of these transactions have been reflected in the Company's results of operations and financial condition from their respective closing dates. See Note 5 for more information.

Note 2.	Restatement and Revision of Previously Reported Consolidated Financial Statements
The Company determined that historically it had incorrectly applied applicable accounting guidance in accounting for its indefinite-lived intangible assets related to closed or consolidated licenses on a pooled basis and did not write-off license costs when the Company closed or consolidated individual operating locations and to correct certain assumptions used in its valuation models for goodwill and indefinite-lived intangibles. The Company has determined it should amortize the full license cost over the period of closure or consolidation.
The Company determined the impact of this error was material to the 2013 consolidated financial statements, and accordingly, has restated its consolidated balance sheet, consolidated statement of comprehensive loss, consolidated statement of changes in shareholders' equity and consolidated statement of cash flows as of and for the year ended December 31, 2013. The Company also revised its consolidated statement of comprehensive loss and the consolidated statement of cash flows for the year ended December 31, 2011, as well as its consolidated balance sheet and consolidated statement of changes in shareholders' equity for the year ended December 31, 2012. The Company determined the impact was immaterial to the consolidated financial statements for 2011 and 2012.
The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated or revised amounts:

	As of December 31, 2013
Restated Consolidated Balance Sheet (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Intangible assets, net	$256,282	$(2,555)	$253,727
Goodwill	390,081	(6,594)	383,487
Total Assets	1,262,617	(9,149)	1,253,468
Deferred tax liabilities, net	9,825	(1,342)	8,483
Accumulated deficit	(750,329)	(7,807)	(758,136)
Total Gentiva shareholders’ equity	(303,069)	(7,807)	(310,876)
Total equity	(300,194)	(7,807)	(308,001)
Total liabilities and equity	1,262,617	(9,149)	1,253,468

	As of December 31, 2012
Revised Consolidated Balance Sheet (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Intangible assets, net	$193,613	$(2,888)	$190,725
Total Assets	1,510,934	(2,888)	1,508,046
Deferred tax liabilities, net	42,165	(1,148)	41,017
Accumulated deficit	(151,335)	(1,740)	(153,075)
Total Gentiva shareholders’ equity	233,162	(1,740)	231,422
Total equity	234,700	(1,740)	232,960
Total liabilities and equity	1,510,934	(2,888)	1,508,046

	For the Year Ended December 31, 2013
Restated Consolidated Statement of Comprehensive Loss (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Selling, general and administrative expenses	$(701,716)	$(4,511)	$(706,227)
Goodwill, intangibles and other long-lived asset impairment	(610,436)	(1,944)	(612,380)
Loss from continuing operations before income taxes and equity in net (loss) earnings of CareCentrix	(638,072)	(6,455)	(644,527)
Income tax benefit	39,565	388	39,953
Loss from continuing operations	(598,507)	(6,067)	(604,574)
Net loss	(598,507)	(6,067)	(604,574)
Net loss attributable to Gentiva shareholders	(598,994)	(6,067)	(605,061)
Total comprehensive loss	(598,507)	(6,067)	(604,574)
Basic Earnings Per Share: Loss from continuing operations attributable to Gentiva shareholders	$(18.75)	$(0.19)	$(18.94)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$(18.75)	$(0.19)	$(18.94)
Diluted Earnings Per Share: Loss from continuing operations attributable to Gentiva shareholders	$(18.75)	$(0.19)	$(18.94)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$(18.75)	$(0.19)	$(18.94)

	For the Year Ended December 31, 2011
Revised Consolidated Statement of Comprehensive Loss (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Selling, general and administrative expenses	$(730,407)	$(892)	$(731,299)
Loss from continuing operations before income taxes and equity in net (loss) earnings of CareCentrix	(602,348)	(892)	(603,240)
Income tax benefit	75,768	355	76,123
Loss from continuing operations	(458,199)	(537)	(458,736)
Net loss	(449,884)	(537)	(450,421)
Net loss attributable to Gentiva shareholders	(450,525)	(537)	(451,062)
Total comprehensive loss	(450,362)	(537)	(450,899)
Basic Earnings Per Share: Loss from continuing operations attributable to Gentiva shareholders	$(15.13)	$(0.01)	$(15.14)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$(14.85)	$(0.01)	$(14.86)
Diluted Earnings Per Share: Loss from continuing operations attributable to Gentiva shareholders	$(15.13)	$(0.01)	$(15.14)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$(14.85)	$(0.01)	$(14.86)

Revised Consolidated Statement of Changes in Shareholders' Equity (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Retained Earnings (Deficit), Balance at December 31, 2010	$272,394	$(1,203)	$271,191
Net loss	(450,525)	(537)	(451,062)
Total comprehensive loss	(450,525)	(537)	(451,062)
Retained Earnings (Deficit), Balance at December 31, 2011	(178,131)	(1,740)	(179,871)

Total Shareholders' Equity, Balance at December 31, 2010	$638,232	$(1,203)	$637,029
Net loss	(449,884)	(537)	(450,421)
Total comprehensive loss	(450,362)	(537)	(450,899)
Total Shareholders' Equity, Balance at December 31, 2011	202,531	(1,740)	200,791

Restated Consolidated Statement of Changes in Shareholders' Equity (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Retained Earnings (Deficit), Balance at December 31, 2012	$(151,335)	$(1,740)	$(153,075)
Net loss	(598,994)	(6,067)	(605,061)
Total comprehensive loss	(598,994)	(6,067)	(605,061)
Retained Earnings (Deficit), Balance at December 31, 2013	(750,329)	(7,807)	(758,136)

Total Shareholders' Equity, Balance at December 31, 2012	$234,700	$(1,740)	$232,960
Net loss	(598,507)	(6,067)	(604,574)
Total comprehensive loss	(598,507)	(6,067)	(604,574)
Total Shareholders' Equity, Balance at December 31, 2013	(300,194)	(7,807)	(308,001)

	For the Year Ended December 31, 2013
Restated Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(598,507)	$(6,067)	$(604,574)
Depreciation and amortization	20,110	4,511	24,621
Goodwill, intangibles and other long-lived asset impairment	610,436	1,944	612,380
Deferred income tax benefit	(36,660)	(388)	(37,048)

	For the Year Ended December 31, 2011
Revised Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Net loss	$(449,884)	$(537)	$(450,421)
Depreciation and amortization	30,140	892	31,032
Deferred income tax benefit	(86,012)	(355)	(86,367)

The Company has also reflected these corrections as applicable in its consolidated financial statements and also in the condensed consolidating financial statements presented in Note 22. Supplemental Guarantor and Non-Guarantor Financial Information and Note 23. Quarterly Financial Information.

Note 3.	Summary of Significant Accounting Policies
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
Accounts Receivable Reserve Methodology
The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on accounts receivable aging trends. The Company analyzes historical collection trends, reimbursement experience and revenue adjustment trends by major payers, including Medicare and other payers, as well as by business lines as an integral part of the estimation process related to determining the valuation allowance for accounts receivable. In addition, the Company assesses the current state of its billing functions on a quarterly basis in order to identify any known collection or reimbursement issues to determine the impact, if any, on its reserve estimates, which involve judgment. Revisions in reserve estimates are recorded as an adjustment to the provision for doubtful accounts, which is reflected in selling, general and administrative expenses for continuing operations and in discontinued operations, net of tax in the consolidated statements of comprehensive income. The provision for doubtful accounts relating to continuing operations amounted to $6.7 million and $4.1 million in 2013 and 2012, respectively. The provision for doubtful accounts relating to continuing operations and discontinued operations amounted to $8.4 million and $0.1 million, respectively, in 2011. The allowance for doubtful accounts at December 31, 2013 and 2012 was $10.7 million and $8.8 million, respectively. Additional information regarding the allowance for doubtful accounts can be found in Schedule II—Valuation and Qualifying Accounts in Item 8. Financial Statements and Supplementary Data of this report.
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
The Company is required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The future occurrence of a potential indicator of impairment, such as, but not limited to, a significant adverse change in legal factors or business climate, reductions of projected patient census, an adverse action or assessment by a regulator, as well as other unforeseen factors, would require an interim assessment for some or all of the Company's reporting units and could have a material impact of the Company's consolidated financial statements. See Note 10 for information on the Company's impairment testing.
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
On October 18, 2013, the Company entered into a new senior secured credit agreement and terminated the Company's existing credit agreement. In accordance with applicable guidance, due to changes in certain of the Company's participating lenders under the new credit agreement, the Company performed a debt modification analysis. That analysis resulted in the Company recording a write-off of a portion of its prepaid debt issuance costs of approximately $16.1 million, for the year ended December 31, 2013, which is reflected in interest expense in the Company's consolidated statement of income and capitalized debt issuance costs of approximately $24.2 million, which are being amortized over the life of the New Credit Agreement utilizing an effective interest rate methodology. See Note 11.
During 2012 and 2011, the Company recorded additional write-offs of prepaid debt issuance costs of approximately $0.5 million and $3.5 million, respectively, in conjunction with various amendments of its former credit facility which are reflected in interest expense in the Company’s consolidated statements of comprehensive income.

Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. See Note 9 for additional information.
Accounting for Impairment and Disposal of Long-Lived Assets
The Company evaluates the possible impairment of its long-lived assets, including intangible assets, which are amortized pursuant to authoritative guidance. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. See Note 9 and Note 10 for additional information.
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
Equity-Based Compensation Plans
The Company has several stock ownership and compensation plans, which are described more fully in Note 15. The Company accounts for its equity-based compensation plans in accordance with authoritative guidance under which the estimated fair value of share-based awards granted under the Company's equity-based compensation plans is recognized as compensation expense over the vesting period of the award.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred income tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Uncertain tax positions must be more likely than not before a tax benefit is recognized in the financial statements. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. See Note 19 for additional information.
Note 4.Recent Accounting Pronouncements

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

Note 5.	Acquisitions and Dispositions
Acquisitions
During 2013, 2012 and 2011, the Company completed several acquisitions as further described below.
Harden Healthcare Holdings, Inc.
Effective October 18, 2013, the Company completed the acquisition of certain net assets relating to the home health, hospice and community care businesses of Harden Healthcare Holdings, Inc. ("Harden") pursuant to an Agreement and Plan of Merger dated as of September 18, 2013. The Company completed the acquisition as an entrance into the community care business, primarily throughout Texas, Oklahoma, Missouri and Kansas, and to expand its geographic coverage for its home health and hospice businesses. Total consideration for the acquisition was $426.8 million, exclusive of transaction costs, consisting of approximately $365.0 million in cash, $53.8 million in shares of Gentiva's common stock and additional contingent consideration of $9.5 million, recorded at estimated fair value of approximately $8.1 million. The contingent consideration includes (i) consulting agreements entered into with Capstar Partners, LLC and another former executive of Harden and (ii) a sub-lease termination agreement entered into with Capstar Investment Partners, L.P. See Note 17 for further information.
In connection with the acquisition, the Company entered into a new Senior Secured Credit Agreement providing for (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility, which replaced the Company's existing credit agreement. The Company's existing credit agreement was terminated upon consummation of the Harden transaction. The Company utilized a combination of cash on hand and proceeds from the new senior secured term loan facility and a portion of the new revolving credit facility to fund the acquisition consideration, repay all amounts outstanding under Harden's then existing credit facility, which was then terminated, and repay all amounts outstanding under the Company's then existing credit facility, which was then terminated. See Note 13.
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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

October 18, 2013 (Restated)
Cash and cash equivalents	$10,203
Accounts receivable, net	46,195
Deferred tax asset	13,589
Prepaids and other current assets	1,890
Fixed assets, net	9,476
Identifiable intangible assets, net	71,215
Goodwill	331,167
Other assets	2,889
Total assets acquired	486,624
Accounts payable and accrued liabilities	58,563
Other current liabilities	8,720
Deferred tax liabilities, noncurrent	590
Total liabilities, assumed	67,873
Net assets acquired	$418,751
The intangible assets that are subject to amortization are amortized on a straight-lined basis over the estimated useful life of the intangible asset. The valuation of the intangible assets by component and their respective useful life are as follows (in thousands):

	(Restated)
Restated	Home Health	Hospice	Community Care	Total	Useful Life
Intangible assets:
Tradenames	$1,052	$798	$11,922	$13,772	5-10 Years
Covenants not to compete	490	499	1,029	2,018	2-3 Years
Medicare licenses and certificates of need	18,001	11,413	26,011	55,425	Indefinite
Total	$19,543	$12,710	$38,962	$71,215
Goodwill of $111.7 million, $103.0 million and $116.5 million, respectively, has been assigned to the Company’s Home Health, Hospice and Community Care segments for reporting purposes. The Company expects approximately 20 percent of the aggregate amount of goodwill and identifiable intangible assets will be amortizable for tax purposes.

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

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
Net revenues	$2,105,562	$2,188,915
Net (loss) income attributable to Gentiva shareholders	$(618,592)	$40,748
Earnings per common share:
Basic	$(17.29)	$1.15
Diluted	$(17.29)	$1.15
Weighted average shares outstanding:
Basic	35,786	35,321
Diluted	35,786	35,499
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
The assets of the Rehab Without Walls® and the IDOA businesses that were sold were as follows (in thousands):

December 31, 2011
Non-current assets:
Fixed assets, net	$183
Other assets	109
Total non-current assets	292
Total	$292

Net revenues and operating results for the year 2011 for Rehab Without Walls® and the IDOA businesses were (in thousands):

For the Year Ended
December 31, 2011
Net revenues	$22,819

Income before income taxes	$2,430
Gain on sale of business	11,475
Income tax expense	(5,590)
Discontinued operations, net of tax	$8,315

Note 6.	Fair Value of Financial Instruments
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
The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Notes 5 and 17 for further information.
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
The estimated fair values of the notes receivable from CareCentrix were determined from Level 3 inputs based on an income approach using the discounted cash flow method. The fair values represent the net present value of (i) the after tax cash flows relating to each note's annual income stream plus (ii) the return of the invested principal using a maturity date of March 19, 2017, after considering assumptions relating to risk factors and economic conditions. The estimated fair value of the seller financing note receivable from CareCentrix approximates its carrying amount due to the expected pay-off of the note as part of a proposed settlement with the owners of CareCentrix. See Note 8 for additional information.
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

Note 7.	Net Revenues and Accounts Receivable
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
PRRB Appeal
During 2013, the Company finalized its year 2000 cost reports, which are currently being settled by CMS. In connection with the finalized audit and the cost report settlements, the Company has recorded approximately $4.0 million as a positive adjustment to net revenues in the Company's consolidated statement of comprehensive income for the year ended December 31, 2013. See Note 16 for additional information.
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

Note 8.	Investment in and Notes Receivable from CareCentrix
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

Note 9.	Fixed Assets, Net
Fixed assets at December 31, 2013 and 2012 were as follows:

(In thousands)	Useful Lives	December 31, 2013	December 31, 2012
Land	Indefinite	$768	$1,451
Building	30 Years	4,587	6,107
Computer equipment and software	3-7 Years	70,131	65,718
Home medical equipment	4 Years	5,356	5,179
Furniture and fixtures	5 Years	35,028	24,556
Leasehold improvements	Lease Term	18,121	18,250
Machinery and equipment	5 Years	2,153	2,692
Automobiles	5 Years	1,265	111
		137,409	124,064
Less accumulated depreciation		(88,034)	(82,650)
Fixed assets, net		$49,375	$41,414
Depreciation expense was approximately $15.3 million for 2013, $16.6 million for 2012 and $17.2 million for 2011.
Computer equipment and software at December 31, 2013 and December 31, 2012 included deferred software development costs of $1.5 million and $2.0 million, respectively, primarily related to enhancements of the Company’s human resources, time keeping and management reporting systems.
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. As part of that analysis, the Company obtained a market assessment of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. These charges are recorded in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statement of comprehensive income for the for the year ended December 31, 2013. See Note 10 for additional information.
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

Note 10.	Goodwill and Identifiable Intangible Assets
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
The Company has subsequently determined that a correction was needed in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing goodwill and indefinite-lived intangible assets. Historically, the Company had incorrectly accounted for its indefinite-lived intangible assets related to closed or consolidated licenses on a pooled basis and did not write-off license costs when the Company closed or consolidated individual operating locations. The Company has determined it should amortize the full license cost over the period of closure or consolidation. As such, the Company has restated its consolidated balance sheet, consolidated statement of comprehensive loss, consolidated statement of changes in shareholders' equity and consolidated statement of cash flows as of and for the year ended December 31, 2013. See Note 2 for additional information.
Goodwill
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
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care reporting units. For purposes of the annual impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. The Company used discount rates of 9.9 percent to calculate the fair value of its Home Health, Hospice and Community Care reporting units. Based on this assessment, for the year ended December 31, 2013, the Company recorded a non-cash impairment charge associated with its Hospice reporting unit of approximately $399.7 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated statement of comprehensive income. The impairment primarily related to continued lower than expected average daily census in 2013 and lower expected growth in both volume and reimbursement rate assumptions in future years. The total allocated goodwill assigned to the Company's Home Health, Hospice and Community Care reporting units were $123.4 million, $143.6 million and $116.5 million, respectively, at December 31, 2013.

At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions consistent with the Company's historical trends combined with the expectations of operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555.0 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the year ended December 31, 2013.
For the year ended December 31, 2012, the Company performed an annual impairment test using discount rates of 10.6 percent and 9.5 percent, to calculate the fair value of the Company's Home Health and Hospice reporting units, respectively. There was no impairment of the Company's reporting units as of December 31, 2012. The total allocated goodwill assigned to the Company's Home Health and Hospice reporting units were $9.0 million and $647.4 million, respectively, at December 31, 2012.
During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its goodwill in response to changes in its business climate, uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit as well as a significant decline in the price of the Company's common stock during the third quarter. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of goodwill was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine the fair values. The Company used a discount rate of 11.6 percent and 11.2 percent, respectively, to calculate the fair value of its Home Health and Hospice reporting units. Based on the results of the interim impairment test, the Company's Home Health and Hospice reporting units had estimated fair values of approximately $220.2 million and $772.8 million, respectively. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $457.0 million, which is reflected in goodwill, intangibles and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the year ended December 31, 2013.
Identifiable Intangible Assets
Licenses and Certificates of Need
Licenses and certificates of need (“CON”) represent the largest component of the Company's identifiable intangible assets. A Medicare license, which represents a provider number issued by the federal or a state government, is a necessary requirement for any healthcare provider to be eligible to receive reimbursement for patient services under the government programs. A CON is a formal acknowledgment by a state government that a particular health care service, program or capital expenditure meets the identified needs of the state in providing health care to its population. For home health or hospice providers in certain regulated states, a CON functions as a permit or authorization to provide services in certain designated areas (i.e., counties or service areas) indefinitely. The CON process varies from state to state and is designed to prevent unnecessary duplication of services by regulating the number of providers that can engage in particular types of services within the service area. Currently, 17 states and the District of Columbia require CONs in order to operate a Medicare-certified home health agency, and 13 states and the District of Columbia require CONs in order to operate a Medicare-certified hospice agency. Without CON authority in these jurisdictions, a party is precluded from providing these services. The issuance of new CONs by most of these states has been very limited.
The amounts set forth in the table below for “Indefinite-lived intangible assets—licenses and certificates of need” reflect the value of licenses and CONs acquired during 2006 and thereafter. The carrying values of licenses were determined using a replacement cost and an opportunity cost approach, recognizing the time and expense to obtain a license as if such license had not previously existed in the geographic areas. The carrying values of CONs were determined using an income approach, recognizing that CONs represent a right to conduct business in otherwise restricted areas as discussed above and should be recognized as an intangible asset apart from goodwill in accordance with authoritative guidance.
The Company has also classified the Medicare licenses and CONs as indefinite-lived, and therefore determined that the value of these licenses and CONs should not be amortized, in accordance with authoritative guidance that states “if no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite.” The holder of a license may continue to provide services indefinitely as long as the healthcare provider continues to meet eligibility requirements. The holder of a CON may provide services in CON-approved counties indefinitely as long as services continue to be provided in a manner consistent with and as authorized by the respective CON. Furthermore, CONs are not subject to obsolescence because of competition since the issuance of new CONs is subject to regulatory approval that is granted in part only if there is a “need” for services of the same type in the relevant market. That attribute is a major factor in the significant market value inherent in a CON.
During 2013, the Company recorded approximately $4.5 million of amortization expense, which was recorded in selling, general and administrative expenses, and approximately $2.0 million of impairment expense, which is recorded in goodwill, intangibles and other long-lived asset impairment expense in the Company's consolidated statement of comprehensive income, related to license cost of operating locations which were closed or consolidated.
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
During 2011, the Company determined a triggering event had occurred and performed an interim impairment test of its identifiable intangible assets in response to changes in its business climate, uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit as well as a significant decline in the price of the Company's common stock during the third quarter. The impairment assessment was completed as of August 31, 2011. The interim test concluded that the fair value of certain identifiable intangible assets was less than their carrying value as of that date. The Company utilized a discounted cash flow approach to determine the fair values. As a result of this process, the Company recorded a non-cash charge of approximately $145.1 million to reduce the carrying value of certain identifiable intangible assets to their estimated fair values. The impairment charge is recorded within goodwill, intangibles and other long-lived assets impairment in the Company's consolidated statements of comprehensive income for the year 2011.
During 2011, the Company recorded approximately $0.9 million of amortization expense related to license cost of closed or consolidated operating locations, which was recorded in selling, general and administrative expenses in the Company's consolidated statement of comprehensive income.
During 2012, the Company recorded a charge of approximately $1.4 million to reflect the transfer of the Medicare licenses associated with the sale of the four hospice branches in Louisiana and the Phoenix area hospice operations, which is recorded in gain on sale of assets and businesses, net in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012.
During 2011, the Company undertook a comprehensive review of its branch structure, support infrastructure and other significant expenditures in order to reduce its ongoing operating costs given the challenging rate environment that the Company was facing. As a result of this effort, the Company closed or divested 46 home health branches and 13 hospice branches in late 2011 and early 2012. In connection with these activities, during 2011, the Company recorded charges of $1.1 million related to the disposition of intangible assets for certain of the closed or divested branches. Approximately $0.7 million of these charges are recorded in gain on sale of assets and businesses, net and the remaining $0.4 million are recorded as selling, general and administrative expenses in the Company's consolidated statement of comprehensive income for the year ended December 31, 2011.

The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013 (Restated)				December 31, 2012 (Revised)				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$1,667	$15,685	$—	$17,352	2-5 Yrs
Less: accumulated amortization	(1,553)	(15,720)	(91)	(17,364)	(1,449)	(14,113)	—	(15,562)
Net covenants not to compete	604	463	938	2,005	218	1,572	—	1,790

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(19,997)	(481)	—	(20,478)	(17,651)	(390)	—	(18,041)
accumulated impairment losses	(27)	—	—	(27)	(27)	—	—	(27)
Net customer relationships	7,172	429	—	7,601	9,518	520	—	10,038

Tradenames	19,267	17,528	11,922	48,717	18,215	16,730	—	34,945	5-10 Yrs
Less: accumulated amortization	(11,992)	(3,763)	(227)	(15,982)	(11,794)	(3,608)	—	(15,402)
accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	854	643	11,695	13,192	—	—	—	—

Licenses	714	8,021	—	8,735	—	2,888	—	2,888
Less: accumulated amortization	(588)	(6,812)	—	(7,400)	—	(2,888)	—	(2,888)
Net licenses	126	1,209	—	1,335	—	—	—	—
Amortized intangible assets	8,756	2,744	12,633	24,133	9,736	2,092	—	11,828
Indefinite-lived intangible assets:
Licenses and certificates of need	245,086	105,632	26,011	376,729	225,227	98,861	—	324,088
Less: accumulated impairment losses	(144,672)	(2,463)	—	(147,135)	(144,672)	(519)	—	(145,191)
Net licenses and certificates of need	100,414	103,169	26,011	229,594	80,555	98,342	—	178,897
Total identifiable intangible assets	$109,170	$105,913	$38,644	$253,727	$90,291	$100,434	$—	$190,725
For 2013, 2012 and 2011, the Company recorded amortization expense of approximately $9.3 million, $10.0 million, and $13.9 million, respectively. The estimated amortization expense for each of the next five succeeding years approximates $7.1 million for 2014, $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, and $1.6 million for 2018.
The gross carrying amount of goodwill as of December 31, 2013 and December 31, 2012 and activity during the years 2013 and 2012 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2011	$267,058	$831,648	$—	$1,098,706	$(263,370)	$(193,667)	$(457,037)	$641,669
Goodwill acquired during 2012	5,331	9,364	—	14,695	—	—	—	14,695
Balance at December 31, 2012	272,389	841,012	—	1,113,401	(263,370)	(193,667)	(457,037)	656,364
Goodwill acquired during 2013 (Restated)	114,330	103,175	116,534	334,039	—	—	—	334,039
Impairment losses during 2013 (Restated)	—	—	—	—	—	(606,916)	(606,916)	(606,916)
Balance at December 31, 2013 (Restated)	$386,719	$944,187	$116,534	$1,447,440	$(263,370)	$(800,583)	$(1,063,953)	$383,487
The Company expects that substantially all of the goodwill acquired will be deductible for tax purposes with the exception of the Harden transaction which the Company expects approximately 20 percent of the goodwill to be tax deductible.

Note 11.	Cost Savings Initiatives, Acquisition and Integration Activities and Legal Settlements
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

Note 12.	Earnings Per Share
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

	For the Year Ended
	December 31, 2013 (Restated)	December 31, 2012	December 31, 2011 (Revised)
Net (loss) income attributable to Gentiva shareholders	$(605,061)	$26,796	$(451,062)

Basic weighted average common shares outstanding	31,954	30,509	30,336
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	178	—
Diluted weighted average common shares outstanding	31,954	30,687	30,336

Basic earnings per common share
Net (loss) income attributable to Gentiva shareholders	$(18.94)	$0.88	$(14.86)

Diluted earnings per common share:
Net (loss) income attributable to Gentiva shareholders	$(18.94)	$0.87	$(14.86)

Anti-dilutive shares by type:
Stock options	595	2,813	2,388
Performance share units	—	89	129
Restricted stock	231	330	348
Total anti-dilutive shares	826	3,232	2,865
For 2013, 2012 and 2011 approximately 0.8 million, 3.2 million and 2.9 million shares, respectively, were excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive under the treasury stock method.

Note 13.	Long-Term Debt
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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 14.	Shareholders’ Equity
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

Note 15.	Equity-Based Compensation Plans
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

Note 16.	Legal Matters
Litigation
In addition to the matters referenced in this Note 16, the Company is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Management does not expect that these other legal actions will have a material adverse effect on the business, financial condition, results of operations, liquidity or capital resources of the Company.
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

Note 17.	Related Party Transactions
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

Note 18.	Commitments
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

Future minimum rental commitments and sublease rentals for all non-cancelable leases at December 31, 2013 are as follows (in thousands):

Fiscal Year	Total Commitment	Sublease Rentals	Net
2014	$50,738	$525	$50,213
2015	38,205	237	37,968
2016	27,387	69	27,318
2017	19,259	37	19,222
2018	13,398	28	13,370
Thereafter	13,785	—	13,785

Note 19.	Income Taxes
A comparative analysis of the provision for income taxes follows (in thousands):

	For the Year Ended
	December 31, 2013 (Restated)	December 31, 2012	December 31, 2011 (Revised)
Current:
Federal	$(3,968)	$(7,784)	$7,784
State and local	1,063	1,522	2,460
Current income tax expense (benefit)	(2,905)	(6,262)	10,244
Deferred:
Federal	(30,655)	20,211	(71,267)
State and local	(6,393)	3,302	(15,100)
Deferred income tax (benefit) expense	(37,048)	23,513	(86,367)
Income tax (benefit) expense	$(39,953)	$17,251	$(76,123)
A reconciliation of the differences between federal statutory tax rate and the Company’s effective tax rate for 2013, 2012 and 2011 is as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Impairment	(29.2)	—	(23.6)
State income taxes, net of Federal benefit	0.6	4.6	1.7
Change in tax reserve	(0.1)	(3.4)	(0.5)
Net change in state valuation allowance	—	(0.6)	(0.1)
Other	(0.1)	0.9	0.1
Effective tax rate	6.2%	36.5%	12.6%

Deferred income tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2013 (Restated)	December 31, 2012 (Revised)
Deferred tax assets
Current:
Reserves and allowances	$18,840	$8,833
Payroll and related accruals	5,343	5,953
Net operating loss carryforwards, state	6,216	—
Other	409	446
Less: valuation allowance	(777)	(511)
Total current deferred tax assets	30,031	14,721
Noncurrent:
Equity compensation	17,376	16,940
Deferred rent	2,241	2,935
Net operating loss carryforwards, federal	12,141	—
Capital loss carryforward	232	—
Federal tax credit carryforwards	4,408	4,809
Other	5,920	3,669
Less: valuation allowance	(2,864)	(2,367)
Total noncurrent deferred tax assets	39,454	25,986
Total deferred tax assets	69,485	40,707
Deferred tax liabilities:
Current:
Prepaid assets	(1,873)	(2,458)
Other	(5)	—
Total current deferred tax liabilities	(1,878)	(2,458)

Noncurrent:
Fixed assets	(2,684)	(1,409)
Intangible assets	(39,202)	(50,398)
Developed software	(3,568)	(4,559)
Financing fees	(1,940)	(10,637)
Other	(543)	—
Total non-current deferred tax liabilities	(47,937)	(67,003)
Total deferred tax liabilities	(49,815)	(69,461)
Net deferred tax assets (liabilities)	$19,670	$(28,754)
At December 31, 2013 and 2012, current net deferred tax assets were $28.2 million and $12.3 million, respectively and non-current net deferred tax liabilities were $8.5 million and $41.0 million, respectively.
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

Note 20.	Benefit Plans for Employees
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

Note 21.	Business Segment Information
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
In addition, through May 31, 2012, the Company provided consulting services to home health agencies, which included operational support, billing and collection activities, and on-site agency support and consulting. For 2011, the Company’s Rehab Without Walls® and IDOA businesses are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 5 for additional information.
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

Segment net revenues by major payer source were as follows (in millions):

	Home Health	Hospice	Community Care	Total
For the year ended December 31, 2013
Medicare	$787.3	$667.9	$—	$1,455.2
Medicaid and Local Government	43.8	28.3	44.5	116.6
Commercial Insurance and Other:
Paid at episodic rates	59.6	—	—	59.6
Other	75.1	19.0	1.1	95.2
Total net revenues	$965.8	$715.2	$45.6	$1,726.6

For the year ended December 31, 2012
Medicare	$749.0	$715.5	$—	$1,464.6
Medicaid and Local Government	46.8	27.7	—	74.4
Commercial Insurance and Other:
Paid at episodic rates	85.2	—	—	85.2
Other	67.0	21.6	—	88.6
Total net revenues	$948.0	$764.8	$—	$1,712.8

For the year ended December 31, 2011
Medicare	$799.2	$729.1	$—	$1,528.3
Medicaid and Local Government	52.3	30.8	—	83.1
Commercial Insurance and Other:
Paid at episodic rates	77.7	—	—	77.7
Other	83.4	26.3	—	109.7
Total net revenues	$1,012.6	$786.2	$—	$1,798.8

Segment information about the Company's operations is as follows (in thousands):

	Home Health		Hospice		Community Care	Total
For the year ended December 31, 2013 (Restated)
Net revenue	$965,848		$715,190		$45,606	$1,726,644
Operating contribution	$113,809	(1)	$78,810	(1)	$6,385	$199,004
Corporate expenses						(96,146)	(1)
Goodwill, intangibles and other long-lived asset impairment						(612,380)	(3)
Depreciation and amortization						(24,621)
Interest expense and other, net						(110,384)	(2)
(Loss) from continuing operations before income taxes and equity in earnings of affiliate						$(644,527)
Segment assets	$406,367		$348,445	(3)	172,308	$927,120
Corporate assets						326,348	(3)
Total assets						$1,253,468
For the year ended December 31, 2012 (Revised)
Net revenue	$948,019		$764,785		$—	$1,712,804
Operating contribution	$125,445	(1)	$133,133	(1)	$—	$258,578
Corporate expenses						(83,700)	(1)
Goodwill, intangibles and other long-lived asset impairment						(19,132)	(3)
Depreciation and amortization						(26,581)
Gain on sale of businesses						8,014
Interest expense and other, net						(89,947)	(2)
Income from continuing operations before income taxes and equity in loss of affiliate						$47,232
Segment assets	$242,603	(3)	$855,614	(3)	$—	$1,098,217
Corporate assets						409,829
Total assets						$1,508,046
For the year ended December 31, 2011 (Revised)
Net revenue	$1,012,566		$786,212		$—	$1,798,778
Operating contribution	$126,194	(1)	$139,723	(1)	$—	$265,917
Corporate expenses						(115,861)	(1)
Goodwill, intangibles and other long-lived asset impairment						(643,305)	(3)
Dividend income						8,590	(4)
Depreciation and amortization						(31,032)
Gain on sale of assets and businesses, net						1,061
Interest expense and other, net						(88,610)	(2)
(Loss) from continuing operations before income taxes and equity in earnings of affiliate						$(603,240)
Segment assets	$239,751	(3)	$902,397	(3)	$—	$1,142,148
Corporate assets						385,292	(3)
Total assets						$1,527,440

(1)
For the years ended December 31, 2013, 2012 and 2011, the Company recorded charges relating to cost savings initiatives and other restructuring costs, acquisition and integration costs and legal settlements of $27.5 million, $5.7 million and $49.1 million, respectively. See Note 11 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	2013	2012	2011
Home Health	$3.3	$5.6	$7.7
Hospice	8.2	0.4	3.7
Corporate expenses	16.0	(0.3)	37.7
Total	$27.5	$5.7	$49.1

(2)
For the year ended December 31, 2013, interest expense and other, net included charges of $19.1 million relating to the write-off of deferred debt issuance costs and fees associated with the Company entering a new credit agreement, dated October 18, 2013. For the year ended December 31, 2012, interest expense and other, net included charges of $0.5 million relating to the write-off of deferred debt issuance costs associated with the revolving credit facility. In addition, interest expense and other, net for the year ended December 31, 2011 included charges of $3.8 million associated with terminating the Company’s interest rate swaps in connection with the refinancing of the Company’s Term Loan A and Term Loan B under the Company’s former credit agreement. See Note 13 for additional information.

(3)
The Company performed its annual impairment test as of December 31, 2013 for its Home Health, Hospice and Community Care segments. Based on this assessment, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $399.7 million and $2.0 million, respectively, for the year 2013.

At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million. As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million. Hospice and corporate assets were reduced by $207.2 million and $3.5 million, respectively, as a result of these impairments.
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

Note 22.	Supplemental Guarantor and Non-Guarantor Financial Information
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
In connection with the restatement of the Company's audited consolidated financial statements, the Company has restated its condensed consolidated balance sheet, condensed consolidated statement of comprehensive income and condensed consolidated statement of cash flows as of and for the year ended December 31, 2013, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing of goodwill and indefinite-lived intangible assets. The Company has also revised the presentation of its condensed consolidated statement of comprehensive income and the condensed consolidated statement of cash flows for the year ended December 31, 2011, as well as its condensed consolidated balance sheet and condensed consolidated statement of changes in shareholders' equity for the year ended December 31, 2012, although the impact was determined to be immaterial to the condensed consolidated financial statements for 2011 and 2012. See Note 2 for additional information.
The Company also restated its condensed consolidated balance sheet, condensed consolidated statement of comprehensive income and condensed consolidated statement of cash flows as of and for the year ended December 31, 2013 to appropriately recognize the change in status of one of its non-controlling interests from a non-guarantor subsidiary to a guarantor subsidiary, effective October 18, 2013.
In addition, the Company made a previously disclosed revisions to the 2012 condensed consolidating balance sheet to conform to the current year presentation, which reflects the Company's debt issuance costs and the unamortized discount on the Company's term loans under Gentiva Health Services, Inc., with the accompanying debt, and not as assets and liabilities of the guarantor subsidiaries.
The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company's previously issued financial statements.

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,076	$—	$31,881	$—	$86,957
Receivables, net	—	284,379	34,136	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	50,890	13,856	—	64,746
Total current assets	55,076	361,114	82,181	(28,610)	469,761
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,824	551	—	49,375
Intangible assets, net	—	253,682	2,600	—	256,282
Goodwill	—	384,017	6,064	—	390,081
Investment in subsidiaries	790,589	28,382	—	(818,971)	—
Other assets	28,266	40,370	11	—	68,647
Total assets	$873,931	$1,144,860	$91,407	$(847,581)	$1,262,617
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	—	283,228	59,868	(28,610)	314,486
Total current liabilities	45,325	298,605	60,150	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	9,825	—	—	9,825
Other liabilities	7,243	45,841	—	—	53,084
Total Gentiva shareholders’ equity	(303,069)	790,589	28,382	(818,971)	(303,069)
Noncontrolling interests	—	—	2,875	—	2,875
Total equity	(303,069)	790,589	31,257	(818,971)	(300,194)
Total liabilities and equity	$873,931	$1,144,860	$91,407	$(847,581)	$1,262,617

Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Intangible assets, net	$—	$(2,555)	$—	$—	$(2,555)
Goodwill	—	(6,594)	—	—	(6,594)
Investment in subsidiaries	(7,807)	—	—	7,807	—
Total assets	(7,807)	(9,149)	—	7,807	(9,149)
Deferred tax liabilities, net	—	(1,342)	—	—	(1,342)
Total Gentiva shareholders’ equity	(7,807)	(7,807)	—	7,807	(7,807)
Total equity	(7,807)	(7,807)	—	7,807	(7,807)
Total liabilities and equity	(7,807)	(9,149)	—	7,807	(9,149)

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$312	$—	$(312)	$—	$—
Receivables, net	—	258	(258)	—	—
Prepaid expenses and other current assets	—	2,081	(2,081)	—	—
Total current assets	312	2,339	(2,651)	—	—
Fixed assets, net	—	31	(31)	—	—
Goodwill	—	2,457	(2,457)	—	—
Investment in subsidiaries	(312)	(4,889)	—	5,201	—
Other assets	—	5	(5)	—	—
Total assets	—	(57)	(5,144)	5,201	—
Other current liabilities	—	255	(255)	—	—
Total current liabilities	—	255	(255)	—	—
Total Gentiva shareholders’ equity		(312)	(4,889)	5,201	—
Total equity	—	(312)	(4,889)	5,201	—
Total liabilities and equity	—	(57)	(5,144)	5,201	—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,388	$—	$31,569	$—	$86,957
Receivables, net	—	284,637	33,878	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	52,971	11,775	—	64,746
Total current assets	55,388	363,453	79,530	(28,610)	469,761
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,855	520	—	49,375
Intangible assets, net	—	251,127	2,600	—	253,727
Goodwill	—	379,880	3,607	—	383,487
Investment in subsidiaries	782,470	23,493	—	(805,963)	—
Other assets	28,266	40,375	6	—	68,647
Total assets	866,124	1,135,654	86,263	(834,573)	1,253,468
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	—	283,483	59,613	(28,610)	314,486
Total current liabilities	45,325	298,860	59,895	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	8,483	—	—	8,483
Other liabilities	7,243	45,841	—	—	53,084
Total Gentiva shareholders’ equity	(310,876)	782,470	23,493	(805,963)	(310,876)
Noncontrolling interests	—	—	2,875	—	2,875
Total equity	(310,876)	782,470	26,368	(805,963)	(308,001)
Total liabilities and equity	$866,124	$1,135,654	$86,263	$(834,573)	$1,253,468

Condensed Consolidating Balance Sheet
December 31, 2012
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	193,513	100	—	193,613
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	44,219	30,820	6	—	75,045
Total assets	$1,212,563	$1,263,750	$77,890	$(1,043,269)	$1,510,934
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	42,165	—	—	42,165
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	277,381	957,985	27,210	(1,029,414)	233,162
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	277,381	957,985	28,748	(1,029,414)	234,700
Total liabilities and equity	$1,212,563	$1,263,750	$77,890	$(1,043,269)	$1,510,934

Revision Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Intangible assets, net	$—	$(2,888)	$—	$—	$(2,888)
Total assets	—	(2,888)	—	—	(2,888)
Deferred tax liabilities, net	—	(1,148)	—	—	(1,148)
Total Gentiva shareholders’ equity	—	(1,740)	—	—	(1,740)
Total equity	—	(1,740)	—	—	(1,740)
Total liabilities and equity	—	(2,888)	—	—	(2,888)

	Gentiva Health Services, Inc. (Revised	Guarantor Subsidiaries (Revised)	Non-Guarantor Subsidiaries	Eliminations (Revised)	Consolidated Total (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$166,140	$—	$40,912	$—	$207,052
Receivables, net	—	245,191	19,744	(13,855)	251,080
Deferred tax assets, net	—	10,280	1,983	—	12,263
Prepaid expenses and other current assets	—	36,899	8,733	—	45,632
Total current assets	166,140	292,370	71,372	(13,855)	516,027
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	41,066	348	—	41,414
Intangible assets, net	—	190,625	100	—	190,725
Goodwill	—	650,300	6,064	—	656,364
Investment in subsidiaries	1,002,204	27,210	—	(1,029,414)	—
Other assets	44,219	30,820	6	—	75,045
Total assets	$1,212,563	$1,260,862	$77,890	$(1,043,269)	$1,508,046
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$—	$—	$—	$25,000
Accounts payable	—	27,300	—	(13,855)	13,445
Other current liabilities	—	202,321	49,133	—	251,454
Total current liabilities	25,000	229,621	49,133	(13,855)	289,899
Long-term debt	910,182	—	—	—	910,182
Deferred tax liabilities, net	—	41,017	—	—	41,017
Other liabilities	—	33,979	9	—	33,988
Total Gentiva shareholders’ equity	277,381	956,245	27,210	(1,029,414)	231,422
Noncontrolling interests	—	—	1,538	—	1,538
Total equity	277,381	956,245	28,748	(1,029,414)	232,960
Total liabilities and equity	$1,212,563	$1,260,862	$77,890	$(1,043,269)	$1,508,046

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,676,888	$64,989	$(15,233)	$1,726,644
Cost of services sold	—	905,261	52,152	(15,233)	942,180
Gross profit	—	771,627	12,837	—	784,464
Selling, general and administrative expenses	—	(682,262)	(19,454)	—	(701,716)
Goodwill, intangibles and other long-lived asset impairment	—	(610,436)	—	—	(610,436)
Interest (expense) and other, net	(110,477)	—	93	—	(110,384)
Equity in earnings of subsidiaries	(530,697)	(4,561)	—	535,258	—
(Loss) income before income taxes	(641,174)	(525,632)	(6,524)	535,258	(638,072)
Income tax benefit (expense)	42,180	(5,065)	2,450	—	39,565
Net (loss) income	(598,994)	(530,697)	(4,074)	535,258	(598,507)
Noncontrolling interests	—	—	(487)	—	(487)
Net (loss) income attributable to Gentiva shareholders	(598,994)	(530,697)	(4,561)	535,258	(598,994)
Comprehensive (loss) income	(598,994)	(530,697)	(4,074)	535,258	(598,507)

Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Selling, general and administrative expenses	$—	$(4,511)	$—	$—	$(4,511)
Goodwill, intangibles and other long-lived asset impairment	—	(1,944)	—	—	(1,944)
Equity in earnings of subsidiaries	(6,067)	—	—	6,067	—
(Loss) income before income taxes	(6,067)	(6,455)	—	6,067	(6,455)
Income tax benefit (expense)	—	388	—	—	388
Net (loss) income	(6,067)	(6,067)	—	6,067	(6,067)
Net (loss) income attributable to Gentiva shareholders	(6,067)	(6,067)	—	6,067	(6,067)
Comprehensive (loss) income	(6,067)	(6,067)	—	6,067	(6,067)

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,004	$(1,004)	$—	$—
Cost of services sold	—	538	(538)	—	—
Gross profit	—	466	(466)	—	—
Selling, general and administrative expenses	—	(224)	224	—	—
(Loss) income before income taxes	—	242	(242)	—	—
Income tax benefit (expense)	—	(93)	93	—	—
Net (loss) income	—	149	(149)	—	—
Net (loss) income attributable to Gentiva shareholders	—	149	(149)	—	—
Comprehensive (loss) income	—	145	(145)	—	—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,677,892	$63,985	$(15,233)	$1,726,644
Cost of services sold	—	905,799	51,614	(15,233)	942,180
Gross profit	—	772,093	12,371	—	784,464
Selling, general and administrative expenses	—	(686,997)	(19,230)	—	(706,227)
Goodwill, intangibles and other long-lived asset impairment	—	(612,380)	—	—	(612,380)
Interest (expense) and other, net	(110,477)	—	93	—	(110,384)
Equity in earnings of subsidiaries	(536,764)	(4,710)	—	541,474	—
(Loss) income before income taxes	(647,241)	(531,994)	(6,766)	541,474	(644,527)
Income tax benefit (expense)	42,180	(4,770)	2,543	—	39,953
Net (loss) income	(605,061)	(536,764)	(4,223)	541,474	(604,574)
Noncontrolling interests	—	—	(487)	—	(487)
Net (loss) income attributable to Gentiva shareholders	(605,061)	(536,764)	(4,710)	541,474	(605,061)
Comprehensive (loss) income	(605,061)	(536,764)	(4,223)	541,474	(604,574)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,666,368	$61,656	$(15,220)	$1,712,804
Cost of services sold	—	884,903	39,058	(15,220)	908,741
Gross profit	—	781,465	22,598	—	804,063
Selling, general and administrative expenses	—	(638,975)	(16,791)	—	(655,766)
Goodwill, intangibles and other long-lived asset impairment	—	(19,132)	—	—	(19,132)
Gain on sale of assets and businesses, net	—	8,014	—	—	8,014
Interest (expense) and other, net	(90,054)	—	107	—	(89,947)
Equity in earnings of subsidiaries	79,622	3,038	—	(82,660)	—
(Loss) income before income taxes and equity in net (loss) earnings of CareCentrix	(10,432)	134,410	5,914	(82,660)	47,232
Income tax benefit (expense)	37,228	(52,487)	(1,992)	—	(17,251)
Equity in net (loss) earnings of CareCentrix	—	(2,301)	—	—	(2,301)
Net income	26,796	79,622	3,922	(82,660)	27,680
Noncontrolling interests	—	—	(884)	—	(884)
Net income attributable to Gentiva shareholders	$26,796	$79,622	$3,038	$(82,660)	$26,796
Comprehensive income	$26,796	$79,622	$3,922	$(82,660)	$27,680

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,757,459	$52,404	$(11,085)	$1,798,778
Cost of services sold	—	921,826	37,714	(11,085)	948,455
Gross profit	—	835,633	14,690	—	850,323
Selling, general and administrative expenses	—	(715,343)	(15,064)	—	(730,407)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Gain on sale of assets and businesses, net	—	1,061	—	—	1,061
Dividend income	—	8,590	—	—	8,590
Interest (expense) and other, net	(88,665)	—	55	—	(88,610)
Equity in earnings of subsidiaries	(380,176)	221	—	379,955	—
Loss from continuing operations before income taxes and equity in net earnings of CareCentrix	(468,841)	(513,143)	(319)	379,955	(602,348)
Income tax benefit (expense)	18,316	56,637	815	—	75,768
Equity in net earnings of CareCentrix	—	68,381	—	—	68,381
(Loss) income from continuing operations	(450,525)	(388,125)	496	379,955	(458,199)
Discontinued operations, net of tax	—	7,949	366	—	8,315
Net (loss) income	(450,525)	(380,176)	862	379,955	(449,884)
Noncontrolling interests	—	—	(641)	—	(641)
Net (loss) income attributable to Gentiva shareholders	$(450,525)	$(380,176)	$221	$379,955	$(450,525)
Comprehensive (loss) income	$(451,003)	$(380,176)	$862	$379,955	$(450,362)

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Selling, general and administrative expenses	—	(892)	—	—	(892)
Equity in earnings of subsidiaries	(537)	—	—	537	—
Loss from continuing operations before income taxes and equity in net earnings of CareCentrix	(537)	(892)	—	537	(892)
Income tax benefit (expense)	—	355	—	—	355
(Loss) income from continuing operations	(537)	(537)	—	537	(537)
Net (loss) income	(537)	(537)	—	537	(537)
Net (loss) income attributable to Gentiva shareholders	(537)	(537)	—	537	(537)
Comprehensive (loss) income	(537)	(537)	—	537	(537)

As Restated	Gentiva Health Services, Inc. (Revised)	Guarantor Subsidiaries (Revised)	Non-Guarantor Subsidiaries	Eliminations (Revised)	Consolidated Total (Revised)
Net revenues	$—	$1,757,459	$52,404	$(11,085)	$1,798,778
Cost of services sold	—	921,826	37,714	(11,085)	948,455
Gross profit	—	835,633	14,690	—	850,323
Selling, general and administrative expenses	—	(716,235)	(15,064)	—	(731,299)
Goodwill, intangibles and other long-lived asset impairment	—	(643,305)	—	—	(643,305)
Gain on sale of assets and businesses, net	—	1,061	—	—	1,061
Dividend income	—	8,590	—	—	8,590
Interest (expense) and other, net	(88,665)	—	55	—	(88,610)
Equity in earnings of subsidiaries	(380,713)	221	—	380,492	—
Loss from continuing operations before income taxes and equity in net earnings of CareCentrix	(469,378)	(514,035)	(319)	380,492	(603,240)
Income tax benefit (expense)	18,316	56,992	815	—	76,123
Equity in net earnings of CareCentrix	—	68,381	—	—	68,381
(Loss) income from continuing operations	(451,062)	(388,662)	496	380,492	(458,736)
Discontinued operations, net of tax	—	7,949	366	—	8,315
Net (loss) income	(451,062)	(380,713)	862	380,492	(450,421)
Noncontrolling interests	—	—	(641)	—	(641)
Net (loss) income attributable to Gentiva shareholders	$(451,062)	$(380,713)	$221	$380,492	$(451,062)
Comprehensive (loss) income	$(451,540)	$(380,713)	$862	$380,492	$(450,899)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(29,406)	$80,742	$(10,194)	$(4,037)	$37,105
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(18,690)	(385)	—	(19,075)
Proceeds from sale of businesses	—	508	—	—	508
Proceeds from the sale of assets	—	203	—	—	203
(Payments to) proceeds from affiliates	—	(7,400)	—	7,400	—
Acquisition of businesses	—	(356,935)	(2,500)	—	(359,435)
Net cash (used in) provided by investing activities	—	(382,314)	(2,885)	7,400	(377,799)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,231	—	—	—	3,231
Windfall tax benefits associated with equity-based compensation	119	—	—	—	119
Payment of contingent consideration accrued at acquisition date	—	(1,675)	—	—	(1,675)
Proceeds from issuance of debt	817,525	—	—	—	817,525
Borrowings under revolving credit facility	27,000	—	—	—	27,000
Intercompany dividend	—	—	(2,300)	2,300	—
Repayment of long-term debt	(610,182)	—	—	—	(610,182)
Debt issuance costs	(15,187)	—	—	—	(15,187)
Investment in affiliate	—	—	5,000	(5,000)	—
Minority interest capital contribution	—	—	1,600	—	1,600
Majority interest capital contribution	—	—	2,400	(2,400)	—
Distribution to minority interests	—	—	(750)	—	(750)
Distribution to majority interests	—	—	(1,737)	1,737	—
Other	(889)	(28)	(165)	—	(1,082)
Net payments related to intercompany financing	(303,275)	303,275	—	—	—
Net cash provided by (used in) financing activities	(81,658)	301,572	4,048	(3,363)	220,599
Net change in cash and cash equivalents	(111,064)	—	(9,031)	—	(120,095)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$55,076	$—	$31,881	$—	$86,957

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used in) provided by operating activities	$—	$235	$(235)	$—	$—
Purchase of fixed assets	—	(16)	16	—	—
Net cash (used in) provided by investing activities	—	(16)	16	—	—
Net payments related to intercompany financing	312	(219)	(93)	—	—
Net cash provided by (used in) financing activities	312	(219)	(93)	—	—
Net change in cash and cash equivalents	312	—	(312)	—	—
Cash and cash equivalents at end of period	312	—	(312)	—	—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(29,406)	$80,977	$(10,429)	$(4,037)	$37,105
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(18,706)	(369)	—	(19,075)
Proceeds from sale of businesses	—	508	—	—	508
Proceeds from the sale of assets	—	203	—	—	203
(Payments to) proceeds from affiliates	—	(7,400)	—	7,400	—
Acquisition of businesses	—	(356,935)	(2,500)	—	(359,435)
Net cash (used in) provided by investing activities	—	(382,330)	(2,869)	7,400	(377,799)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,231	—	—	—	3,231
Windfall tax benefits associated with equity-based compensation	119	—	—	—	119
Payment of contingent consideration accrued at acquisition date	—	(1,675)	—	—	(1,675)
Proceeds from issuance of debt	817,525	—	—	—	817,525
Borrowings under revolving credit facility	27,000	—	—	—	27,000
Intercompany dividend	—	—	(2,300)	2,300	—
Repayment of long-term debt	(610,182)	—	—	—	(610,182)
Debt issuance costs	(15,187)	—	—	—	(15,187)
Investment in affiliate	—	—	5,000	(5,000)	—
Minority interest capital contribution	—	—	1,600	—	1,600
Majority interest capital contribution	—	—	2,400	(2,400)	—
Distribution to minority interests	—	—	(750)	—	(750)
Distribution to majority interests	—	—	(1,737)	1,737	—
Other	(889)	(28)	(165)	—	(1,082)
Net payments related to intercompany financing	(302,963)	303,056	(93)	—	—
Net cash provided by (used in) financing activities	(81,346)	301,353	3,955	(3,363)	220,599
Net change in cash and cash equivalents	(110,752)	—	(9,343)	—	(120,095)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$55,388	$—	$31,569	$—	$86,957

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(18,089)	$138,316	$5,741	$—	$125,968
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(11,609)	(170)	—	(11,779)
Proceeds from sale of businesses	—	9,220	—	—	9,220
Acquisition of businesses	—	(22,335)	—	—	(22,335)
Net cash used in investing activities	—	(24,724)	(170)	—	(24,894)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,980	—	—	—	3,980
Windfall tax benefits associated with equity-based compensation	88	—	—	—	88
Repayment of long-term debt	(52,943)	—	—	—	(52,943)
Debt issuance costs	(4,125)	—	—	—	(4,125)
Repurchase of common stock	(4,974)	—	—	—	(4,974)
Repayment of capital lease obligations	(135)	—	—	—	(135)
Other	4,673	(28)	(5,470)	—	(825)
Net payments related to intercompany financing	113,564	(113,564)	—	—	—
Net cash provided by (used in) financing activities	60,128	(113,592)	(5,470)	—	(58,934)
Net change in cash and cash equivalents	42,039	—	101	—	42,140
Cash and cash equivalents at beginning of period	124,101	—	40,811	—	164,912
Cash and cash equivalents at end of period	$166,140	$—	$40,912	$—	$207,052

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(46,730)	$51,221	$650	$—	$5,141
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(19,053)	(178)	—	(19,231)
Proceeds from sale of businesses	—	146,261	54	—	146,315
Acquisition of businesses	—	(320)	—	—	(320)
Net cash provided by (used in) investing activities	—	126,888	(124)	—	126,764
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,901	—	—	—	7,901
Windfall tax benefits associated with equity-based compensation	192	—	—	—	192
Repayment of long-term debt	(63,438)	—	—	—	(63,438)
Debt issuance costs	(15,460)	—	—	—	(15,460)
Repayment of capital lease obligations	(267)	—	—	—	(267)
Other	—	(22)	(651)	—	(673)
Net payments related to intercompany financing	178,087	(178,087)	—	—	—
Net cash provided by (used in) financing activities	107,015	(178,109)	(651)	—	(71,745)
Net change in cash and cash equivalents	60,285	—	(125)	—	60,160
Cash and cash equivalents at beginning of period	63,816	—	40,936	—	104,752
Cash and cash equivalents at end of period	$124,101	$—	$40,811	$—	$164,912

Note 23.	Quarterly Financial Information (Unaudited)
The unaudited quarterly financial data presented below have been revised and restated for each quarter for the year ended December 31, 2013, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing of goodwill and indefinite-lived intangible assets. See Note 2 for further information.

(in thousands, except per share amounts)
Year ended December 31, 2013 (As Reported)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$415,591		$414,424	$410,492	$486,137
Gross profit	194,018		195,477	190,014	204,955
(Loss) income before income taxes and equity in net earnings (loss) of CareCentrix	(212,472)	(2)	11,392	6,852	(443,844)	(2)
(Loss) net income attributable to Gentiva shareholders (1)	(207,177)	(2)	6,347	3,720	(401,884)	(2)

Earnings Per Share:
Net (loss) income attributable to Gentiva shareholders:
Basic	$(6.73)		$0.21	$0.12	$(11.46)
Diluted	$(6.73)		$0.20	$0.12	$(11.46)
Weighted average shares outstanding:
Basic	30,785		30,941	31,037	35,054
Diluted	30,785		31,239	31,532	35,054

Year ended December 31, 2013 (Restatement and Revision Adjustments)	First Quarter (Revised)		Second Quarter (Revised)		Third Quarter (Revised)		Fourth Quarter (Restated)
(Loss) income before income taxes and equity in net earnings (loss) of CareCentrix	13,648		(351)		(258)		(19,494)
(Loss) net income attributable to Gentiva shareholders (1)	13,039		(213)		(157)		(18,736)

Earnings Per Share:
Net (loss) income attributable to Gentiva shareholders:
Basic	$0.42		$(0.01)		$—		$(0.54)
Diluted	$0.42		$—		$(0.01)		$(0.54)

Year ended December 31, 2013 (As Restated and Revised)	First Quarter (Revised)		Second Quarter (Revised)		Third Quarter (Revised)		Fourth Quarter (Restated)
Net revenues	$415,591		$414,424		$410,492		$486,137
Gross profit	194,018		195,477		190,014		204,955
(Loss) income before income taxes and equity in net earnings (loss) of CareCentrix	(198,824)	(2)	11,041		6,594		(463,338)	(2)
(Loss) net income attributable to Gentiva shareholders (1)	(194,138)	(2)	6,134		3,563		(420,620)	(2)

Earnings Per Share:
Net (loss) income attributable to Gentiva shareholders:
Basic	$(6.31)		$0.20		$0.12		$(12.00)
Diluted	$(6.31)		$0.20		$0.11		$(12.00)
Weighted average shares outstanding:
Basic	30,785		30,941		31,037		35,054
Diluted	30,785		31,239		31,532		35,054

Year ended December 31, 2012	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net revenues	$435,652		$427,691		$424,444		$425,017
Gross profit	202,791		204,954		200,555		195,763
Income (loss) before income taxes and equity in net earnings (loss) of CareCentrix	7,582		23,818	(3)	(2,678)	(2)	18,510	(3)
Net income (loss) attributable to Gentiva shareholders (1)	4,840		13,909	(3)	(523)	(2)	8,570	(3),(4)

Earnings Per Share:
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.16		$0.46		$(0.02)		$0.28
Diluted	$0.16		$0.46		$(0.02)		$0.28
Weighted average shares outstanding:
Basic	30,724		30,338		30,423		30,548
Diluted	30,959		30,446		30,423		30,891

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

(2)
For the fourth quarter of 2013, the Company recorded non-cash impairment charges relating to the goodwill and intangibles of its Hospice segment of approximately $399.7 million and $2.0 million, respectively, for the year 2013.

For the first quarter of 2013, the Company recorded non-cash impairment charges associated with goodwill and other long-lived assets of $210.7 million. This charge was the result of (i) changes in the Company's business climate, (ii) uncertainties around Medicare reimbursement as the federal government worked to reduce the federal deficit, (iii) a write-down of software and (iv) a change in the estimated fair value of real estate. See Notes 9 and 10.
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

Management’s Responsibility for Financial Statements
Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this annual report on Form 10-K/A. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.
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
Management’s Report on Internal Control over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), in connection with the filing of our Original Form 10-K on March 12, 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Subsequent to that evaluation, in connection with the restatement to the Company's consolidated financial statements, management re-evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the COSO and determined that the material weakness described below existed as of December 31, 2013. Accordingly, as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. As a result, management has restated our Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that effective controls were not maintained over the accounting for goodwill and indefinite-lived intangible assets. Specifically, the Company’s controls were not effectively designed and did not operate at the appropriate level of precision to ensure completeness and accuracy of assumptions used in its valuation models for goodwill and indefinite-lived intangible assets and to reassess the lives of indefinite-lived intangible assets related to closed or consolidated locations. These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and the revision of the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that these control deficiencies constitute a material weakness.
In October 2013, the Company acquired Harden Healthcare Holdings, Inc. and its home health, hospice and community care businesses in a purchase business combination. Management has excluded Harden Healthcare Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2013. Harden Healthcare Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 6 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Gentiva Health Services, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gentiva Health Services, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for goodwill and indefinite-lived intangible assets existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for goodwill and indefinite-lived intangible assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 consolidated financial statements to correct errors.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Harden Healthcare Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Harden Healthcare Holdings, Inc. from our audit of internal control over financial reporting. Harden Healthcare Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Atlanta, Georgia
March 12, 2014, except for the effects of the restatement and revision discussed in Note 2 to the consolidated financial statements and the matter described in the second paragraph of Management's Report on Internal Control over Financial Reporting, as to which the date is November 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no such changes or disagreements.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the filing of the Company's Original Form 10-K on March 12, 2014, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of December 31, 2013, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Subsequent to that evaluation, in connection with the restatement discussed in Note 2 - "Restatement and Revision of Previously Reported Consolidated Financial Statements" to our consolidated financial statements, management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013 and our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness identified in the Company's internal control over financial reporting discussed below, the Company's disclosure controls and procedures were not effective as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that effective controls were not maintained over the accounting for goodwill and indefinite-lived intangible assets. Specifically, the Company’s controls were not effectively designed and did not operate at the appropriate level of precision to ensure completeness and accuracy of assumptions used in its valuation models for goodwill and indefinite-lived intangible assets and to reassess the lives of indefinite-lived intangible assets related to closed or consolidated locations. These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and the revision of the Company’s consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that these control deficiencies constitute a material weakness.
Remediation
Management has re-assessed the design of the controls and modified processes related to the monitoring and oversight of key assumptions used in its valuation models for goodwill and indefinite-lived intangibles as well as enhanced monitoring and oversight controls in the application of applicable accounting guidance related to reassessing the lives of indefinite-lived intangible assets related to closed or consolidated locations. Management believes that these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the revised controls in future periods. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in internal control over financial reporting
As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

• Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013	128
(a)(3) Exhibits

Exhibit Number	Description

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

GENTIVA HEALTH SERVICES, INC.

Date: November 14, 2014	By:	/s/ Tony Strange
Tony Strange
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

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