Form 10-Q/A
period 2014-03-31
GENTIVA HEALTH SERVICES INC
filed 2014-11-14
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Gentiva Health Services, Inc. (the "Company") is filing this Amendment No. 1 (this "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was originally filed on May 12, 2014 (the "Original Form 10-Q"), to restate the Company's unaudited condensed consolidated financial statements at, and for the three months ended, March 31, 2014 and at December 31, 2013, which were included in the Original Form 10-Q, and to amend related disclosure, including the Company's discussion of its controls and procedures.
On November 4, 2014, the Audit Committee of the Board of Directors of the Company concluded, in consultation with management and after discussion with the Company's independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing of goodwill and indefinite-lived intangible assets, its consolidated financial statements in its Form 10-K for the year ended December 31, 2013 originally filed on March 12, 2014 (the "Original Form 10-K") and the unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 in the Original Form 10-Q should no longer be relied upon.
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
This Form 10-Q/A sets forth the Original Form 10-Q in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A amends and restates only the following Items of the Original Form 10-Q and only with respect to matters affected by the restatement and the material weakness discussed above:
PART I
•Item 1. Financial Statements
•Item 4. Controls and Procedures
PART II
•Item 1A. Risk Factors
•Item 6. Exhibits
We are also filing certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2) and various exhibits related to XBRL. This Form 10-Q/A does not modify or update other disclosures presented in the Original Form 10-Q, other than to correct typographical and other immaterial corrections, including the exhibits to the Original Form 10-Q. As such, except for the items identified above, this Form 10-Q/A speaks as of May 12, 2014, the original filing date, and any forward-looking statements represent management's views as of that date and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to May 12, 2014.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$62,884	$86,957
Accounts receivable, less allowance for doubtful accounts of $11,899 and $10,680 at March 31, 2014 and December 31, 2013, respectively	291,338	289,905
Deferred tax assets, net	26,090	28,153
Prepaid expenses and other current assets	66,668	64,746
Total current assets	446,980	469,761
Notes receivable from CareCentrix	28,471	28,471
Fixed assets, net	47,188	49,375
Intangible assets, net	251,072	253,727
Goodwill	383,487	383,487
Other assets	67,482	68,647
Total assets	$1,224,680	$1,253,468

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$47,263	$45,325
Accounts payable	12,596	15,659
Payroll and related taxes	50,221	64,857
Deferred revenue	48,902	43,864
Medicare liabilities	22,132	23,894
Obligations under insurance programs	79,076	82,634
Accrued nursing home costs	20,969	22,219
Other accrued expenses	66,608	77,018
Total current liabilities	347,767	375,470
Long-term debt	1,118,197	1,124,432
Deferred tax liabilities, net	12,947	8,483
Other liabilities	51,843	53,084
Equity:
Gentiva shareholders’ deficit:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 38,133,762 and 37,713,302 shares at March 31, 2014 and December 31, 2013, respectively	3,814	3,771
Additional paid-in capital	463,678	462,262
Treasury stock, 1,370,544 and 1,337,882 shares at March 31, 2014 and December 31, 2013, respectively	(19,165)	(18,773)
Accumulated deficit	(758,505)	(758,136)
Total Gentiva shareholders’ deficit	(310,178)	(310,876)
Noncontrolling interests	4,104	2,875
Total deficit	(306,074)	(308,001)
Total liabilities and shareholders' deficit	$1,224,680	$1,253,468
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2014 (Restated)	March 31, 2013 (Revised)
Net revenues	$487,505	$415,591
Cost of services sold	273,068	221,573
Gross profit	214,437	194,018
Selling, general and administrative expenses	(190,125)	(159,877)
Goodwill and other long-lived asset impairment	—	(210,672)
Interest income	633	785
Interest expense and other	(25,131)	(23,078)
Loss before income taxes	(186)	(198,824)
Income tax benefit	1	4,807
Net loss	(185)	(194,017)
Less: Net income attributable to noncontrolling interests	(184)	(121)
Net loss attributable to Gentiva shareholders	$(369)	$(194,138)
Total comprehensive loss	$(185)	$(194,017)
Earnings per Share
Net loss attributable to Gentiva shareholders:
Basic	$(0.01)	$(6.31)
Diluted	$(0.01)	$(6.31)
Weighted average shares outstanding:
Basic	36,189	30,785
Diluted	36,189	30,785

See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2014 (Restated)	March 31, 2013 (Revised)
OPERATING ACTIVITIES:
Net loss	$(185)	$(194,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,552	4,781
Amortization of debt issuance costs	1,576	3,331
Provision for doubtful accounts	1,999	1,007
Equity-based compensation expense	2,221	1,813
Windfall tax benefits associated with equity-based compensation	(6)	(72)
Goodwill and other long-lived asset impairment	—	210,672
Deferred income tax expense (benefit)	3,879	(8,751)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3,432)	(4,855)
Prepaid expenses and other current assets	(1,922)	(162)
Accounts payable	(3,063)	(193)
Payroll and related taxes	(14,636)	(10,977)
Deferred revenue	5,038	2,376
Medicare liabilities	(1,762)	210
Obligations under insurance programs	(3,558)	(1,991)
Accrued nursing home costs	(1,250)	602
Other accrued expenses	(9,121)	(25,285)
Other, net	(1,073)	951
Net cash used in operating activities	(17,743)	(20,560)
INVESTING ACTIVITIES:
Purchase of fixed assets	(3,158)	(2,698)
Proceeds from the sale of assets	191	—
Net cash used in investing activities	(2,967)	(2,698)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	597	992
Windfall tax benefits associated with equity-based compensation	6	72
Repayment of long-term debt	(4,581)	(25,000)
Minority interest capital contributions	1,160	—
Distribution to minority interests	(115)	(240)
Other	(430)	(23)
Net cash used in financing activities	(3,363)	(24,199)
Net change in cash and cash equivalents	(24,073)	(47,457)
Cash and cash equivalents at beginning of period	86,957	207,052
Cash and cash equivalents at end of period	$62,884	$159,595
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,047	$28,728
Income taxes paid	$108	$194
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
The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company using accounting principles consistent with those described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of financial position, results of operations and cash flows for each period presented. Certain information and disclosures normally included in the consolidated statements of financial position, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements.
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
The Company determined the impact of this error was material to these 2014 consolidated financial statements, and accordingly, has restated its consolidated balance sheet, consolidated statement of comprehensive income, consolidated statement of cash flows and consolidated statement of changes in shareholders' equity as of and for the quarter ended March 31, 2014. The Company has also revised the presentation of its consolidated statement of comprehensive loss, the consolidated statement of cash flows and consolidated statement of changes in shareholders' equity for the quarter ended March 31, 2013, as well as restated its consolidated balance sheet as of December 31, 2013. The Company determined the impact was immaterial to the consolidated financial statements for the period ended March 31, 2013.
The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts:

	As of March 31, 2014
Restated Consolidated Balance Sheet amounts (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Intangible assets, net	$254,732	$(3,660)	$251,072
Goodwill	390,081	(6,594)	383,487
Total Assets	1,234,934	(10,254)	1,224,680
Deferred tax liabilities, net	14,711	(1,764)	12,947
Accumulated deficit	(750,015)	(8,490)	(758,505)
Total Gentiva shareholders’ equity	(301,688)	(8,490)	(310,178)
Total equity	(297,584)	(8,490)	(306,074)
Total liabilities and equity	1,234,934	(10,254)	1,224,680

	As of December 31, 2013
Restated Consolidated Balance Sheet amounts (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Intangible assets, net	$256,282	$(2,555)	$253,727
Goodwill	390,081	(6,594)	383,487
Total Assets	1,262,617	(9,149)	1,253,468
Deferred tax liabilities, net	9,825	(1,342)	8,483
Accumulated deficit	(750,329)	(7,807)	(758,136)
Total Gentiva shareholders’ equity	(303,069)	(7,807)	(310,876)
Total equity	(300,194)	(7,807)	(308,001)
Total liabilities and equity	1,262,617	(9,149)	1,253,468

	For the Three Months Ended March 31, 2014
Restated Consolidated Statement of Comprehensive Income (Loss) amounts (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Selling, general and administrative expenses	$(189,020)	$(1,105)	$(190,125)
Income (loss) before income taxes	919	(1,105)	(186)
Income tax (expense) benefit	(421)	422	1
Net income (loss)	498	(683)	(185)
Net income (loss) attributable to Gentiva shareholders	314	(683)	(369)
Total comprehensive income (loss)	498	(683)	(185)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$0.01	$(0.02)	$(0.01)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$0.01	$(0.02)	$(0.01)

	For the Three Months Ended March 31, 2013
Revised Consolidated Statement of Comprehensive Loss amounts (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Goodwill and other long-lived asset impairment	(224,320)	13,648	(210,672)
Income (loss) before income taxes	(212,472)	13,648	(198,824)
Income tax (expense) benefit	5,416	(609)	4,807
Net income (loss)	(207,056)	13,039	(194,017)
Net income (loss) attributable to Gentiva shareholders	(207,177)	13,039	(194,138)
Total comprehensive income (loss)	(207,056)	13,039	(194,017)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.73)	$0.42	$(6.31)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.73)	$0.42	$(6.31)

Restated Consolidated Statement of Changes in Shareholders' Equity (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Retained Earnings (Deficit), Balance at December 31, 2013	$(750,329)	$(7,807)	$(758,136)
Net income (loss)	314	(683)	(369)
Total comprehensive income (loss)	314	(683)	(369)
Retained Earnings (Deficit), Balance at March 31, 2014	(750,015)	(8,490)	(758,505)

Total Shareholders' Equity, Balance at December 31, 2013	$(300,194)	$(7,807)	$(308,001)
Net income (loss)	314	(683)	(369)
Total comprehensive income (loss)	314	(683)	(369)
Total Shareholders' Equity, Balance at March 31, 2014	(297,584)	(8,490)	(306,074)

Revised Consolidated Statement of Changes in Shareholders' Equity (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Retained Earnings (Deficit), Balance at December 31, 2012	$(151,335)	$(1,740)	$(153,075)
Net income (loss)	(207,177)	13,039	(194,138)
Total comprehensive income (loss)	(207,177)	13,039	(194,138)
Retained Earnings (Deficit), Balance at March 31, 2013	(358,512)	11,299	(347,213)

Total Shareholders' Equity, Balance at December 31, 2012	$234,700	$(1,740)	$232,960
Net income (loss)	(207,056)	13,039	(194,138)
Total comprehensive income (loss)	(207,056)	13,039	(194,138)
Total Shareholders' Equity, Balance at March 31, 2013	29,644	11,299	40,943

	For the Three Months Ended March 31, 2014
Restated Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$498	$(683)	$(185)
Depreciation and amortization	6,447	1,105	7,552
Deferred income tax expense (benefit)	4,301	(422)	3,879

	For the Three Months Ended March 31, 2013
Revised Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Revision Adjustments	As Revised
Net income (loss)	(207,056)	13,039	(194,017)
Goodwill and other long-lived asset impairment	224,320	(13,648)	210,672
Deferred income tax expense (benefit)	(9,360)	609	(8,751)

The Company has also reflected these corrections as applicable in its consolidated financial statements and also in the condensed consolidating financial statements presented in Note 18. Supplemental Guarantor and Non-Guarantor Financial Information.
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
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated financial statements for the three months ended March 31, 2013. See Note 10 for additional information.

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

Note 4.	Recent Accounting Pronouncements

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

Note 5.	Acquisitions and Dispositions
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
The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Note 5 for further information.
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

Note 8.	Investment in and Notes Receivable from CareCentrix
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

Note 9.	Cost Savings Initiatives and Acquisition and Integration Activities
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

Note 10.	Identifiable Intangible Assets and Goodwill
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
The Company's operations include three reporting units: Home Health, Hospice and Community Care. At March 31, 2013, the Company determined that a triggering event had occurred due to lower than expected average daily census and higher than expected discharge rates during the quarter and performed an interim impairment test of its Hospice reporting unit. For purposes of the interim impairment test, the Company applied certain assumptions that included, but were not limited to, patient census projections, gross margin assumptions, operating efficiencies and economies of scale. To determine fair value, the Company considered the income approach, which determines fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital (“discount rate”), which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company used a discount rate of 9.5 percent to calculate the fair value of its Hospice reporting unit. Based on the results of the interim impairment test, the Company's Hospice reporting unit had an estimated fair value of approximately $555 million. As such, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million, which is reflected in goodwill and other long-lived asset impairment in the Company's consolidated comprehensive statement of income for the three months ended March, 31, 2013.
 The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014 (Restated)				December 31, 2013 (Restated)				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$2,157	$16,183	$1,029	$19,369	2-5 Yrs
Less: accumulated amortization	(1,602)	(15,753)	(155)	(17,510)	(1,553)	(15,720)	(91)	(17,364)
Net covenants not to compete	555	430	874	1,859	604	463	938	2,005

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(20,584)	(504)	—	(21,088)	(19,997)	(481)	—	(20,478)
Less: accumulated impairment losses	(27)	—	—	(27)	(27)	—	—	(27)
Net customer relationships	6,585	406	—	6,991	7,172	429	—	7,601

Tradenames	19,267	17,528	11,922	48,717	19,267	17,528	11,922	48,717	5-10 Yrs
Less: accumulated amortization	(12,269)	(3,969)	(538)	(16,776)	(11,992)	(3,763)	(227)	(15,982)
Less: accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	577	437	11,384	12,398	854	643	11,695	13,192

Licenses	714	8,021	—	8,735	714	8,021	—	8,735
Less: accumulated amortization	(672)	(7,833)	—	(8,505)	(588)	(6,812)	—	(7,400)
Net licenses	42	188	—	230	126	1,209	—	1,335
Amortized intangible assets	7,759	1,461	12,258	21,478	8,756	2,744	12,633	24,133
Indefinite-lived intangible assets:
Licenses and certificates of need	245,086	105,632	26,011	376,729	245,086	105,632	26,011	376,729
Less: accumulated impairment losses	(144,672)	(2,463)	—	(147,135)	(144,672)	(2,463)	—	(147,135)
Net licenses and certificates of need	100,414	103,169	26,011	229,594	100,414	103,169	26,011	229,594
Total identifiable intangible assets	$108,173	$104,630	$38,269	$251,072	$109,170	$105,913	$38,644	$253,727
The Company recorded amortization expense of approximately $2.7 million and $1.3 million for the first quarter of 2014 and 2013, respectively. The estimated amortization expense for the remainder of 2014 is $4.4 million and for each of the next five succeeding years approximates $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, $1.6 million for 2018, and $1.3 million for 2019.
The gross carrying amount of goodwill as of March 31, 2014 and December 31, 2013 and activity during the first quarter of 2014 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2013 (Restated)	386,719	944,187	116,534	1,447,440	(263,370)	(800,583)	(1,063,953)	383,487
Goodwill acquired during 2014	—	—	—	—	—	—	—	—
Balance at March 31, 2014 (Restated)	$386,719	$944,187	$116,534	$1,447,440	$(263,370)	$(800,583)	$(1,063,953)	$383,487

Note 11.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2014 (Restated)	March 31, 2013 (Revised)
Net loss attributable to Gentiva shareholders	$(369)	$(194,138)

Basic weighted average common shares outstanding	36,189	30,785
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	—	—
Diluted weighted average common shares outstanding	36,189	30,785

Earnings per share:
Basic	$(0.01)	$(6.31)
Diluted	$(0.01)	$(6.31)

Anti-dilutive shares by type:
Stock options	1,056	2,630
Performance share units	—	80
Restricted stock	—	381
Total anti-dilutive shares	1,056	3,091
For the first quarter of 2014 and 2013, approximately 1.1 million and 3.1 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive.

Note 12.	Long-Term Debt
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
On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 13.	Equity
Changes in equity for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2012 (Revised)	32,009,286	$3,201	$399,148	$(153,075)	$(17,852)	$1,538	$232,960
Comprehensive (loss) income:
Net (loss) income	—	—	—	(194,138)	—	121	(194,017)
Total comprehensive (loss) income	—	—	—	(194,138)	—	121	(194,017)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(304)	—	—	—	(304)
Equity-based compensation expense	—	—	1,813	—	—	—	1,813
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	501,401	50	942	—	(261)	—	731
Distribution to partnership interests	—	—	—	—	—	(240)	(240)
Balance at March 31, 2013 (Revised)	32,510,687	$3,251	$401,599	$(347,213)	$(18,113)	$1,419	$40,943

Balance at December 31, 2013 (Restated)	37,713,302	$3,771	$462,262	$(758,136)	$(18,773)	$2,875	$(308,001)
Comprehensive (loss) income:
Net (loss) income	—	—	—	(369)	—	184	(185)
Total comprehensive (loss) income	—	—	—	(369)	—	184	(185)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(1,359)	—	—	—	(1,359)
Equity-based compensation expense	—	—	2,221	—	—	—	2,221
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	420,460	43	554	—	—	—	597
Minority interest capital contribution	—	—	—	—	—	1,160	1,160
Distribution to partnership interests	—	—	—	—	—	(115)	(115)
Treasury shares:
Stock withheld (32,662 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	(392)	—	(392)
Balance at March 31, 2014 (Restated)	38,133,762	$3,814	$463,678	$(758,505)	$(19,165)	$4,104	$(306,074)
Comprehensive loss amounted to $0.2 million for the first quarter of 2014 as compared to comprehensive loss of $194.0 million for the first quarter of 2013.
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

Note 16.	Income Taxes
The Company recorded a minimal benefit for the first quarter of 2014. The Company’s effective income tax rate for the first quarter of 2014 was 45.9 percent. The difference between the federal statutory income tax rate of 35 percent and the

Company’s effective rate of 45.9 percent for the first three months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 5.3 percent), increase in tax reserves (approximately 16.1 percent) and other items (approximately 3.8 percent), offset by tax credits (approximately 14.3 percent).
The Company recorded an income tax benefit of $4.8 million for the first quarter of 2013. The Company’s effective income tax rate for the first quarter of 2013 was 2.5 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 2.5 percent for the first three months of 2013 is primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 32.7 percent) and other items (approximately 0.1 percent), offset by state income taxes, net of federal benefit (approximately 0.3 percent).
As of March 31, 2014 and December 31, 2013, the Company had tax refund receivables of $25.3 million and $21.2 million, respectively. Tax refund receivables are classified in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Note 17.	Business Segment Information
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
Segment net revenues by major payer source were as follows (in millions):

	First Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$208.8	$163.2	$—	$372.0	$193.1	$167.3	$360.4
Medicaid and Local Government	8.5	6.2	56.4	71.1	11.2	7.0	18.2
Commercial Insurance and Other:
Paid at episodic rates	15.6	—	—	15.6	14.3	—	14.3
Other	23.1	5.0	0.7	28.8	17.5	5.2	22.7
Total net revenues	$256.0	$174.4	$57.1	$487.5	$236.1	$179.5	$415.6

Segment information about the Company’s operations is as follows (in thousands)

	Home Health		Hospice		Community Care	Total
For the three months ended March 31, 2014 (Restated)
Net revenue	$255,976		$174,402		$57,127	$487,505
Operating contribution	$29,603	(1)	$17,544	(1)	$9,279	$56,426
Corporate expenses						(24,562)	(1)
Depreciation and amortization						(7,552)
Interest expense and other, net						(24,498)
Loss before income taxes						$(186)
Segment assets	$406,260		$349,032		$170,607	$925,899
Corporate assets						298,781
Total assets						$1,224,680

For the three months ended March 31, 2013 (Revised)
Net revenue	$236,061		$179,530		$—	$415,591
Operating contribution	$30,188		$27,421		$—	$57,609
Corporate expenses						(18,687)	(1)
Goodwill and other long-lived asset impairment						(210,672)	(2)
Depreciation and amortization						(4,781)
Interest expense and other, net						(22,293)
Loss before income taxes						$(198,824)
Segment assets	$248,789		$646,560	(2)	$—	$895,349
Corporate assets						356,444	(2)
Total assets						$1,251,793

(1)
For the three months ended March 31, 2014 and 2013, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $5.3 million and $0.1 million, respectively. See Note 9 for additional information.

The charges were reflected as follows for segment reporting purposes (in millions):

	First Quarter
	2014	2013
Home Health	$0.6	$—
Hospice	2.8	—
Corporate expenses	1.9	0.1
Total	$5.3	$0.1

(2)
At March 31, 2013, the Company performed an interim impairment test of its Hospice reporting unit. Based on the results of the interim impairment test, the Company recorded a non-cash impairment charge relating to goodwill of approximately $207.2 million As part of that analysis, the Company reviewed the valuation of its owned real estate utilized in the Hospice business. The analysis indicated that two of the Company's hospice inpatient units had estimated fair values lower than their carrying values and, as such, the Company recorded a non-cash impairment charge of approximately $1.9 million. See Note 10.

In addition, the Company conducted an evaluation of the various systems used to support its field operations. In connection with that review, the Company made a strategic decision to replace its business intelligence software platform and, as such, recorded a non-cash impairment charge, related to developed software, of approximately $1.6 million.
Hospice and corporate assets were reduced by $207.2 million and $3.5 million , respectively, as a result of the impairment.

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
The Company also restated its condensed consolidated balance sheet as of December 31, 2013 and restated its condensed consolidated statement of comprehensive income and condensed consolidated statement of cash flows March 31, 2013 to appropriately recognize the change in status of one of its non-controlling interests from a non-guarantor subsidiary to a guarantor subsidiary, effective October 18, 2013.
The Company assessed the materiality of the revisions noted above and concluded that they were not material to any of the Company's previously issued financial statements.

Condensed Consolidating Balance Sheet
March 31, 2014
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$31,002	$—	$31,882	$—	$62,884
Receivables, net	—	285,494	53,558	(47,714)	291,338
Deferred tax assets, net	—	22,848	3,242	—	26,090
Prepaid expenses and other current assets	—	55,939	10,729	—	66,668
Total current assets	31,002	364,281	99,411	(47,714)	446,980
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	46,612	576	—	47,188
Intangible assets, net	—	252,132	2,600	—	254,732
Goodwill	—	381,150	8,931	—	390,081
Investment in subsidiaries	813,960	29,125	—	(843,085)	—
Other assets	27,012	40,463	7	—	67,482
Total assets	$871,974	$1,142,234	$111,525	$(890,799)	$1,234,934

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$47,263	$—	$—	$—	$47,263
Accounts payable	—	55,670	—	(43,074)	12,596
Other current liabilities	1,917	212,335	78,296	(4,640)	287,908
Total current liabilities	49,180	268,005	78,296	(47,714)	347,767
Long-term debt	1,118,197	—	—	—	1,118,197
Deferred tax liabilities, net	—	14,711	—	—	14,711
Other liabilities	6,285	45,558	—	—	51,843
Total Gentiva shareholders’ (deficit) equity	(301,688)	813,960	29,125	(843,085)	(301,688)
Noncontrolling interests	—	—	4,104	—	4,104
Total (deficit) equity	(301,688)	813,960	33,229	(843,085)	(297,584)
Total liabilities and equity (deficit)	$871,974	$1,142,234	$111,525	$(890,799)	$1,234,934

Restatement Adjustment	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Intangible assets, net	$—	$(3,660)	$—	$—	$(3,660)
Goodwill	—	(6,594)	—	—	(6,594)
Investment in subsidiaries	(8,490)	—	—	8,490	—
Total assets	$(8,490)	$(10,254)	$—	$8,490	$(10,254)
Deferred tax liabilities, net	—	(1,764)	—	—	(1,764)
Total Gentiva shareholders’ equity	(8,490)	(8,490)	—	8,490	(8,490)
Total equity	$(8,490)	$(8,490)	$—	$8,490	$(8,490)
Total liabilities and equity	$(8,490)	$(10,254)	$—	$8,490	$(10,254)

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$310	$—	$(310)	$—	$—
Receivables, net	—	2,530	(2,530)	—	—
Prepaid expenses and other current assets	—	11	(11)	—	—
Total current assets	310	2,541	(2,851)	—	—
Fixed assets, net	—	40	(40)	—	—
Intangible assets, net	—	—	—	—	—
Goodwill	—	2,457	(2,457)	—	—
Investment in subsidiaries	(310)	(5,020)	—	5,330	—
Total assets	—	18	(5,348)	5,330	—
Other current liabilities	—	328	(328)	—	—
Total current liabilities	—	328	(328)	—	—
Deferred tax liabilities, net	—	—	—	—	—
Total Gentiva shareholders’ equity	—	(310)	(5,020)	5,330	—
Total equity	—	(310)	(5,020)	5,330	—
Total liabilities and equity	$—	$18	$(5,348)	$5,330	$—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$31,312	$—	$31,572	$—	$62,884
Receivables, net	—	288,024	51,028	(47,714)	291,338
Deferred tax assets, net	—	22,848	3,242	—	26,090
Prepaid expenses and other current assets	—	55,950	10,718	—	66,668
Total current assets	31,312	366,822	96,560	(47,714)	446,980
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	46,652	536	—	47,188
Intangible assets, net	—	248,472	2,600	—	251,072
Goodwill	—	377,013	6,474	—	383,487
Investment in subsidiaries	805,160	24,105	—	(829,265)	—
Other assets	27,012	40,463	7	—	67,482
Total assets	$863,484	$1,131,998	$106,177	$(876,979)	$1,224,680

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$47,263	$—	$—	$—	$47,263
Accounts payable	—	55,670	—	(43,074)	12,596
Other current liabilities	1,917	212,663	77,968	(4,640)	287,908
Total current liabilities	49,180	268,333	77,968	(47,714)	347,767
Long-term debt	1,118,197	—	—	—	1,118,197
Deferred tax liabilities, net	—	12,947	—	—	12,947
Other liabilities	6,285	45,558	—	—	51,843
Total Gentiva shareholders’ (deficit) equity	(310,178)	805,160	24,105	(829,265)	(310,178)
Noncontrolling interests	—	—	4,104	—	4,104
Total (deficit) equity	(310,178)	805,160	28,209	(829,265)	(306,074)
Total liabilities and equity (deficit)	$863,484	$1,131,998	$106,177	$(876,979)	$1,224,680

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

	Gentiva Health Services, Inc. (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries (Restated)	Eliminations (Restated)	Consolidated Total (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$55,388	$—	$31,569	$—	$86,957
Receivables, net	—	284,637	33,878	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	52,971	11,775	—	64,746
Total current assets	55,388	363,453	79,530	(28,610)	469,761
Note receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,855	520	—	49,375
Intangible assets, net	—	251,127	2,600	—	253,727
Goodwill	—	379,880	3,607	—	383,487
Investment in subsidiaries	782,470	23,493	—	(805,963)	—
Other assets	28,266	40,375	6	—	68,647
Total assets	$866,124	$1,135,654	$86,263	$(834,573)	$1,253,468

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	—	283,483	59,613	(28,610)	314,486
Total current liabilities	45,325	298,860	59,895	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	8,483	—	—	8,483
Other liabilities	7,243	45,841	—	—	53,084
Total Gentiva shareholders’ (deficit) equity	(310,876)	782,470	23,493	(805,963)	(310,876)
Noncontrolling interests	—	—	2,875	—	2,875
Total (deficit) equity	(310,876)	782,470	26,368	(805,963)	(308,001)
Total liabilities and equity (deficit)	$866,124	$1,135,654	$86,263	$(834,573)	$1,253,468

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$474,694	$17,945	$(5,134)	$487,505
Cost of services sold	—	266,093	12,109	(5,134)	273,068
Gross profit	—	208,601	5,836	—	214,437
Selling, general and administrative expenses	—	(183,887)	(5,133)	—	(189,020)
Interest (expense) and other, net	(24,550)	—	52	—	(24,498)
Equity in earnings of subsidiaries	15,911	254	—	(16,165)	—
(Loss) income before income taxes	(8,639)	24,968	755	(16,165)	919
Income tax benefit (expense)	8,953	(9,057)	(317)	—	(421)
Net income	314	15,911	438	(16,165)	498
Noncontrolling interests	—	—	(184)	—	(184)
Net income attributable to Gentiva shareholders	$314	$15,911	$254	$(16,165)	$314
Total comprehensive income	$314	$15,911	$438	$(16,165)	$498

Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Selling, general and administrative expenses	—	(1,105)	—	—	(1,105)
Equity in earnings of subsidiaries	(683)	—	—	683	—
Loss from continuing operations before income taxes	(683)	(1,105)	—	683	(1,105)
Income tax benefit	—	422	—	—	422
Net loss	(683)	(683)	—	683	(683)
Net loss attributable to Gentiva shareholders	(683)	(683)	—	683	(683)
Comprehensive loss	(683)	(683)	—	683	(683)

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	—	951	(951)	—	—
Cost of services sold	—	501	(501)	—	—
Gross profit	—	450	(450)	—	—
Selling, general and administrative expenses	—	(234)	234	—	—
Equity in earnings of subsidiaries	—	(130)	—	130	—
Income (loss) from continuing operations before income taxes	—	86	(216)	130	—
Income tax (expense) benefit	—	(86)	86	—	—
Net loss	—	—	(130)	130	—
Net loss attributable to Gentiva shareholders	—	—	(130)	130	—
Comprehensive loss	—	—	(130)	130	—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$475,645	$16,994	$(5,134)	$487,505
Cost of services sold	—	266,594	11,608	(5,134)	273,068
Gross profit	—	209,051	5,386	—	214,437
Selling, general and administrative expenses	—	(185,226)	(4,899)	—	(190,125)
Interest (expense) and other, net	(24,550)	—	52	—	(24,498)
Equity in earnings of subsidiaries	15,228	124	—	(15,352)	—
(Loss) income before income taxes	(9,322)	23,949	539	(15,352)	(186)
Income tax benefit (expense)	8,953	(8,721)	(231)	—	1
Net (loss) income	(369)	15,228	308	(15,352)	(185)
Noncontrolling interests	—	—	(184)	—	(184)
Net (loss) income attributable to Gentiva shareholders	$(369)	$15,228	$124	$(15,352)	$(369)
Total comprehensive (loss) income	$(369)	$15,228	$308	$(15,352)	$(185)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$403,144	$15,626	$(3,179)	$415,591
Cost of services sold	—	213,202	11,550	(3,179)	221,573
Gross profit	—	189,942	4,076	—	194,018
Selling, general and administrative expenses	—	(155,249)	(4,628)	—	(159,877)
Goodwill and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(22,310)	—	17	—	(22,293)
Equity in earnings of subsidiaries	(193,791)	(397)	—	194,188	—
Loss before income taxes	(216,101)	(190,024)	(535)	194,188	(212,472)
Income tax benefit (expense)	8,924	(3,767)	259	—	5,416
Net loss	(207,177)	(193,791)	(276)	194,188	(207,056)
Noncontrolling interests	—	—	(121)	—	(121)
Net loss attributable to Gentiva shareholders	$(207,177)	$(193,791)	$(397)	$194,188	$(207,177)
Total comprehensive loss	$(207,177)	$(193,791)	$(276)	$194,188	$(207,056)

Revision Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Goodwill and other long-lived asset impairment	$—	$13,648	$—	$—	$13,648
Equity in earnings of subsidiaries	13,039	—	—	(13,039)	—
Loss before income taxes	13,039	13,648	—	(13,039)	13,648
Income tax benefit (expense)	—	(609)	—	—	(609)
Net loss	13,039	13,039	—	(13,039)	13,039
Net loss attributable to Gentiva shareholders	13,039	13,039	—	(13,039)	13,039
Total comprehensive loss	13,039	13,039	—	(13,039)	13,039

As Revised	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$403,144	$15,626	$(3,179)	$415,591
Cost of services sold	—	213,202	11,550	(3,179)	221,573
Gross profit	—	189,942	4,076	—	194,018
Selling, general and administrative expenses	—	(155,249)	(4,628)	—	(159,877)
Goodwill and other long-lived asset impairment	—	(210,672)	—	—	(210,672)
Interest (expense) and other, net	(22,310)	—	17	—	(22,293)
Equity in earnings of subsidiaries	(180,752)	(397)	—	181,149	—
Loss before income taxes	(203,062)	(176,376)	(535)	181,149	(198,824)
Income tax benefit (expense)	8,924	(4,376)	259	—	4,807
Net loss	(194,138)	(180,752)	(276)	181,149	(194,017)
Noncontrolling interests	—	—	(121)	—	(121)
Net loss attributable to Gentiva shareholders	$(194,138)	$(180,752)	$(397)	$181,149	$(194,138)
Total comprehensive loss	$(194,138)	$(180,752)	$(276)	$181,149	$(194,017)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash used in operating activities	$(11,806)	$(5,012)	$(597)	$(328)	$(17,743)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,104)	(54)	—	(3,158)
Proceeds from sale of assets	—	191	—	—	191
Net cash used in investing activities	—	(2,913)	(54)	—	(2,967)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	597	—	—	—	597
Windfall tax benefits associated with equity-based compensation	6	—	—	—	6
Repayment of long-term debt	(4,581)	—	—	—	(4,581)
Minority interest capital contributions	—	—	1,160		1,160
Distribution to minority interests	—	—	(115)		(115)
Distribution to majority interests	—	—	(328)	328	—
Other	(337)	(28)	(65)	—	(430)
Net payments related to intercompany financing	(7,953)	7,953	—	—	—
Net cash (used in) provided by financing activities	(12,268)	7,925	652	328	(3,363)
Net change in cash and cash equivalents	(24,074)	—	1	—	(24,073)
Cash and cash equivalents at beginning of period	55,076	—	31,881	—	86,957
Cash and cash equivalents at end of period	$31,002	$—	$31,882	$—	$62,884

Other Restatement Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by (used in) by operating activities	$—	$157	$(157)	$—	$—
Purchase of fixed assets	—	(15)	15	—	—
Net cash used in investing activities	—	(15)	15	—	—
Other	(144)	—	144	—	—
Net payments related to intercompany financing	142	(142)	—	—	—
Net cash used in financing activities	(2)	(142)	144	—	—
Net change in cash and cash equivalents	(2)	—	2	—	—
Cash and cash equivalents at beginning of period	312	—	(312)	—	—
Cash and cash equivalents at end of period	310	—	(310)	—	—

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash used in operating activities	(11,806)	(4,855)	(754)	(328)	(17,743)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(3,119)	(39)	—	(3,158)
Proceeds from sale of assets	—	191	—	—	191
Net cash used in investing activities	—	(2,928)	(39)	—	(2,967)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	597	—	—	—	597
Windfall tax benefits associated with equity-based compensation	6	—	—	—	6
Repayment of long-term debt	(4,581)	—	—	—	(4,581)
Minority interest capital contributions	—	—	1,160	—	1,160
Distribution to minority interests	—	—	(115)	—	(115)
Distribution to majority interests	—	—	(328)	328	—
Other	(481)	(28)	79	—	(430)
Net payments related to intercompany financing	(7,811)	7,811	—	—	—
Net cash (used in) provided by financing activities	(12,270)	7,783	796	328	(3,363)
Net change in cash and cash equivalents	(24,076)	—	3	—	(24,073)
Cash and cash equivalents at beginning of period	55,388	—	31,569	—	86,957
Cash and cash equivalents at end of period	31,312	—	31,572	—	62,884

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8,314)	$(13,821)	$1,575	$—	$(20,560)
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(2,646)	(52)	—	(2,698)
Net cash used in investing activities	—	(2,646)	(52)	—	(2,698)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	992	—	—	—	992
Windfall tax benefits associated with equity-based compensation	72	—	—	—	72
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Debt issuance costs	—	—	—	—	—
Distribution to minority interests	387	(28)	(599)	—	(240)
Other	(23)	—	—	—	(23)
Net payments related to intercompany financing	(16,495)	16,495	—	—	—
Net cash (used in) provided by financing activities	(40,067)	16,467	(599)	—	(24,199)
Net change in cash and cash equivalents	(48,381)	—	924	—	(47,457)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$117,759	$—	$41,836	$—	$159,595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q/A, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q/A. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K/A for the year ended December 31, 2013 and in various other filings with the SEC. The reader is encouraged to review these risk factors and filings.
General
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Gentiva’s results of operations and financial position. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.
The Company’s results of operations are impacted by various regulations and other matters that are implemented from time to time in its industry, some of which are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 and in other filings with the SEC.

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
The Company’s operations involve servicing its patients and customers through its Home Health, Hospice and Community Care segments. This presentation aligns financial reporting with the manner in which the Company manages its business operations with a focus on the strategic allocation of resources and separate branding strategies between the business segments. See Note 17 to the Company's consolidated financial statements for a description of the Company's reporting segments.
Restatement and Revision of Previously Reported Consolidated Financial Information

This "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our unaudited consolidated financial statements for the quarter ended March 31, 2013 and as of December 31, 2013 for our consolidated balance sheet and has revised, where necessary, financial and related information for the quarter ended March 31, 2013, due to a correction in the Company's accounting for its licenses related to closed or consolidated locations and to correct certain assumptions used in its valuation models for testing goodwill and indefinite-lived intangible assets. See Note 2 to the Company's consolidated financial statements for additional information.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.9 percent, or $30.2 million, to $190.1 million for the first quarter of 2014, as restated, as compared to $159.9 million for the first quarter of 2013, as revised.
If charges, as noted below, relating to cost savings initiatives and acquisition and integration activities of $5.3 million in the first quarter of 2014 and $0.1 million in the first quarter of 2013 were excluded, the increase in selling, general and administrative expenses would have been approximately 15.7 percent, or $25.0 million, for the first quarter of 2014, as compared to the first quarter of 2013. The increase in selling, general and administrative expenses is primarily associated with the Harden acquisition.
The increase in the first quarter of 2014, as compared to the first quarter of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($7.9 million), (ii) Community Care field operating, selling and administrative costs ($7.5 million), (iii) cost savings initiatives and other restructuring costs ($5.2 million), (iv) corporate administrative expenses ($3.6 million), (v) Hospice field operating, selling and administrative costs ($1.8 million), (vi) depreciation and amortization ($2.8 million), (vii) increase in provision for doubtful accounts ($1.0 million) and (viii) equity-based compensation expense ($0.4 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $7.4 million in the first quarter of 2014, as restated, as compared to $4.6 million for the corresponding period of 2013, as revised.
Goodwill and Other Long-Lived Asset Impairment
During the first quarter of 2013, the Company recorded non-cash charges of $210.7 million related to goodwill and other long lived assets.
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
Income Tax (Expense) Benefit
The Company recorded a minimal benefit for the first quarter of 2014. The Company’s effective income tax rate for the first quarter of 2014 was 45.9 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 45.9 percent for the first three months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 5.3 percent), increase in tax reserves (approximately 16.1 percent) and other items (approximately 3.8 percent) offset by tax credits (approximately 14.3 percent).
The Company recorded an income tax benefit of $4.8 million for the first quarter of 2013. The Company’s effective income tax rate for the first quarter of 2013 was 2.5 percent. The difference between the federal statutory income tax rate of 35.0 percent and the Company’s effective rate of 2.5 percent for the first three months of 2013 was primarily due to the impact of impairment of goodwill and other long-lived assets (approximately 32.7 percent) and other items (approximately 0.1 percent), offset by state income taxes, net of federal benefit (approximately 0.3 percent).

Net Income (Loss) Attributable to Gentiva Shareholders
For the first quarter of 2014, net income attributable to Gentiva shareholders was $0.4 million, or $0.01 per diluted share, compared with net loss of $194.1 million, or $6.31 per diluted share, for the corresponding period of 2013.
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
A reconciliation of adjusted income attributable to Gentiva shareholders to net loss, the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2014 (Restated)			March 31, 2013 (Revised)
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$4,799	$0.13		$7,107	$0.23
Cost savings initiatives and acquisition and integration activities	(5,341)	(3,302)	(0.09)	(141)	(86)	—
Goodwill and other long-lived asset impairment	—	—	—	(210,672)	(201,159)	(6.54)
Impact of closed locations	(2,981)	(1,866)	(0.05)	—	—	—
Loss attributable to Gentiva shareholders		(369)	(0.01)		(194,138)	(6.31)
Add back: Net income attributable to noncontrolling interests		184	—		121	—
Net loss		$(185)	$(0.01)		$(194,017)	$(6.31)
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
Adjustments to add back non-cash items affecting net loss are summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2014 (Restated)	March 31, 2013 (Revised)	Variance
OPERATING ACTIVITIES:
Net loss	$(185)	$(194,017)	$193,832
Adjustments to add back non-cash items affecting net loss:
Depreciation and amortization	7,552	4,781	2,771
Amortization of debt issuance costs	1,576	3,331	(1,755)
Provision for doubtful accounts	1,999	1,007	992
Equity-based compensation expense	2,221	1,813	408
Windfall tax benefits associated with equity-based compensation	(6)	(72)	66
Goodwill and other long-lived asset impairment	—	210,672	(210,672)
Deferred income tax expense (benefit)	3,879	(8,751)	12,630
Total cash provided by operations prior to changes in assets and liabilities	$17,036	$18,764	$(1,728)
The $1.7 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2014 and 2013 periods is primarily related to net loss, after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill and other long-lived asset impairment and deferred income taxes.
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

The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	First Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	82%	94%	—%	76%	82%	93%	87%
Medicaid and Local Government	3	4	99	15	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	6	—	—	3	6	—	3
Other	9	3	1	6	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%	100%
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
As of March 31, 2014, the Company’s consolidated leverage ratio was 5.8x. As of March 31, 2014, the Company was in compliance with all covenants in the Credit Agreement. See Note 12 to the Company's consolidated financial statements for further information on the Company's debt covenants.
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
Evaluation of disclosure controls and procedures.
In connection with the filing of the Company's Original Form 10-Q on May 12, 2014, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of March 31, 2014, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 - "Restatement and Revision of Previously Reported Consolidated Financial Statements" to our consolidated financial statements, management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014 and our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness identified in the Company's internal control over financial reporting discussed below, the Company's disclosure controls and procedures were not effective as of March 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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

See Note 15 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as updated in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

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

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 14, 2014	/s/ Tony Strange
Tony Strange
Chief Executive Officer

Date: November 14, 2014	/s/ Eric R. Slusser
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