Form 10-Q
period 2014-09-30
GENTIVA HEALTH SERVICES INC
filed 2014-11-14
CIK 1096142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares outstanding of the registrant’s Common Stock, as of November 10, 2014, was 36,966,127.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Gentiva Health Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$114,206	$86,957
Accounts receivable, less allowance for doubtful accounts of $10,303 and $10,680 at September 30, 2014 and December 31, 2013, respectively	285,718	289,905
Deferred tax assets, net	24,270	28,153
Prepaid expenses and other current assets	48,776	64,746
Total current assets	472,970	469,761
Notes receivable from CareCentrix	25,000	28,471
Fixed assets, net	42,048	49,375
Intangible assets, net	247,033	253,727
Goodwill	374,024	383,487
Other assets	64,151	68,647
Total assets	$1,225,226	$1,253,468
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$51,138	$45,325
Accounts payable	16,370	15,659
Payroll and related taxes	45,736	64,857
Deferred revenue	47,919	43,864
Medicare liabilities	17,640	23,894
Obligations under insurance programs	78,310	82,634
Accrued nursing home costs	19,014	22,219
Accrued interest expense	7,788	17,239
Other accrued expenses	59,039	59,779
Total current liabilities	342,954	375,470
Long-term debt	1,105,750	1,124,432
Deferred tax liabilities, net	6,264	8,483
Other liabilities	55,456	53,084
Equity:
Gentiva shareholders’ deficit:
Common stock, $0.10 par value; authorized 100,000,000 shares; issued 38,272,830 and 37,713,302 shares at September 30, 2014 and December 31, 2013, respectively	3,827	3,771
Additional paid-in capital	466,777	462,262
Treasury stock, 1,370,544 and 1,337,882 shares at September 30, 2014 and December 31, 2013, respectively	(19,165)	(18,773)
Accumulated deficit	(740,449)	(758,136)
Total Gentiva shareholders’ deficit	(289,010)	(310,876)
Noncontrolling interests	3,812	2,875
Total deficit	(285,198)	(308,001)
Total liabilities and shareholders' deficit	$1,225,226	$1,253,468
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013 (Revised)	September 30, 2014	September 30, 2013 (Revised)
Net revenues	$498,006	$410,492	$1,483,551	$1,240,507
Cost of services sold	270,659	220,478	811,077	660,998
Gross profit	227,347	190,014	672,474	579,509
Selling, general and administrative expenses	(188,494)	(161,078)	(567,722)	(483,243)
Goodwill and other long-lived asset impairment	—	—	—	(210,672)
Interest income	633	639	1,899	2,066
Interest expense and other	(25,352)	(22,981)	(75,805)	(68,849)
Income (loss) before income taxes and equity in net loss of CareCentrix	14,134	6,594	30,846	(181,189)
Income tax expense	(5,601)	(2,943)	(12,499)	(2,827)
Equity in net loss of CareCentrix, net of tax	(490)	—	(490)	—
Net income (loss)	8,043	3,651	17,857	(184,016)
Net loss (income) attributable to noncontrolling interests	2	(88)	(170)	(425)
Net income (loss) attributable to Gentiva shareholders	$8,045	$3,563	$17,687	$(184,441)
Total comprehensive income (loss)	$8,043	$3,651	$17,857	$(184,016)

Earnings per share
Net income (loss) attributable to Gentiva shareholders:
Basic	$0.22	$0.12	$0.49	$(5.97)
Diluted	$0.21	$0.11	$0.48	$(5.97)
Weighted average shares outstanding:
Basic	36,369	31,037	36,285	30,921
Diluted	37,546	31,532	37,052	30,921
See notes to consolidated financial statements.

Gentiva Health Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013 (Revised)
OPERATING ACTIVITIES:
Net income (loss)	$17,857	$(184,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,207	14,541
Amortization of debt issuance costs	4,813	9,687
Provision for doubtful accounts	3,927	3,766
Equity-based compensation expense	6,643	5,984
Windfall tax benefits associated with equity-based compensation	(56)	(92)
Goodwill and other long-lived asset impairment	—	210,672
Equity in net loss of CareCentrix, net of tax	490	—
Deferred income tax expense (benefit)	7,715	(6,696)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	260	5,126
Prepaid expenses and other current assets	16,281	62
Accounts payable	711	(1,471)
Payroll and related taxes	(19,121)	(12,171)
Deferred revenue	4,055	1,582
Medicare liabilities	(6,254)	(12,156)
Obligations under insurance programs	(4,324)	5,555
Accrued nursing home costs	(3,205)	2,430
Other accrued expenses	(9,915)	(26,793)
Other, net	4,955	2,559
Net cash provided by operating activities	46,039	18,569
INVESTING ACTIVITIES:
Purchase of fixed assets	(9,268)	(14,214)
Proceeds from sale of businesses, net of cash transferred	—	508
Proceeds from sale of assets	2,004	—
Acquisition of businesses, net of cash acquired	—	(4,638)
Net cash used in investing activities	(7,264)	(18,344)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,937	2,459
Windfall tax benefits associated with equity-based compensation	56	92
Payment of contingent consideration accrued at acquisition date	—	(1,675)
Repayment of long-term debt	(13,744)	(25,000)
Debt issuance costs	(150)	(449)
Minority interest capital contribution	1,160	1,600
Distribution to minority interests	(393)	(563)
Other	(392)	(447)
Net cash used in financing activities	(11,526)	(23,983)
Net change in cash and cash equivalents	27,249	(23,758)
Cash and cash equivalents at beginning of period	86,957	207,052
Cash and cash equivalents at end of period	$114,206	$183,294
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$80,148	$68,374
Income taxes paid	$416	$924
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

Note 1A.	Restatement and Revision of Previously Reported Consolidated Financial Statements
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
In connection with the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the quarter ended March 31, 2014, in this Form 10-Q the Company has revised its consolidated statement of comprehensive loss and consolidated statement of cash flows as of and for the six month and nine month periods ended June 30, 2013 and September 30, 2013, respectively.

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding revised amounts:

	For the Six Months Ended June 30, 2013
Revised Consolidated Statement of Comprehensive Loss amounts (In thousands)	As Previously Reported	Revision Adjustments	Revised
Selling, general and administrative expenses	$(321,814)	$(351)	$(322,165)
Goodwill and other long-lived asset impairment	(224,320)	13,648	(210,672)
Income (loss) before income taxes	(201,080)	13,297	(187,783)
Income tax (expense) benefit	587	(471)	116
Net income (loss)	(200,493)	12,826	(187,667)
Net income (loss) attributable to Gentiva shareholders	(200,830)	12,826	(188,044)
Total comprehensive income (loss)	(200,493)	12,826	(187,667)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.51)	$0.42	$(6.09)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.51)	$0.42	$(6.09)

	For the Nine Months Ended September 30, 2013
Revised Consolidated Statement of Comprehensive Loss amounts (In thousands)	As Previously Reported	Revision Adjustments	Revised
Selling, general and administrative expenses	$(482,634)	$(609)	$(483,243)
Goodwill and other long-lived asset impairment	(224,320)	13,648	(210,672)
Income (loss) before income taxes	(194,228)	13,039	(181,189)
Income tax (expense) benefit	(2,457)	(370)	(2,827)
Net income (loss)	(196,685)	12,669	(184,016)
Net income (loss) attributable to Gentiva shareholders	(197,110)	12,669	(184,441)
Total comprehensive income (loss)	(196,685)	12,669	(184,016)
Basic Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.38)	$0.41	$(5.97)
Diluted Earnings Per Share: Net loss attributable to Gentiva shareholders	$(6.38)	$0.41	$(5.97)

	For the Six Months Ended June 30, 2013
Revised Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Revision Adjustments	Revised
Net income (loss)	(200,493)	12,826	(187,667)
Depreciation and Amortization	9,511	351	9,862
Goodwill and other long-lived asset impairment	224,320	(13,648)	210,672
Deferred income tax expense (benefit)	(7,983)	471	(7,512)

	For the Nine Months Ended September 30, 2013
Revised Consolidated Statement of Cash Flows (In thousands)	As Previously Reported	Revision Adjustments	Revised
Net income (loss)	(196,685)	12,669	(184,016)
Depreciation and Amortization	13,932	609	14,541
Goodwill and other long-lived asset impairment	224,320	(13,648)	210,672
Deferred income tax expense (benefit)	(7,066)	370	(6,696)

Note 2.	Accounting Policies
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
The Company had operating funds of approximately $4.2 million and $5.5 million at September 30, 2014 and December 31, 2013, respectively, which relate exclusively to a non-profit hospice operation managed in Florida.
Investments
As of December 31, 2013, the Company held an investment, at cost, in CareCentrix Holdings Inc. of $0.9 million for shares that it expected to receive in settlement of certain tax amounts owed to the Company as set forth in the stock purchase agreement. During the third quarter of 2014, the Company finalized the settlement with CareCentrix. See Note 7 for additional information.
At September 30, 2014 and December 31, 2013, the Company had assets of $36.1 million and $34.7 million, respectively, held in a Rabbi Trust for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The corresponding amounts payable to the plan participants are equivalent to the underlying value of the assets held in the Rabbi Trust. Assets held in a Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
Debt Issuance Costs
The Company amortizes deferred debt issuance costs over the term of its credit agreement and senior notes. As of September 30, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $24.4 million and $28.3 million, respectively, recorded in other assets in the Company’s consolidated balance sheets.
Fixed Assets
Fixed assets, including costs of Company developed software, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the improvement. Repairs and maintenance costs are expensed as incurred. As of September 30, 2014 and December 31, 2013, fixed assets, net were $42.0 million and $49.4 million, respectively.
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
Obligations Under Self Insurance Programs
As of September 30, 2014 and December 31, 2013, the Company’s obligations under insurance programs were $78.3 million and $82.6 million, respectively. Workers’ compensation and professional and general liability expenses were $5.0 million and $15.0 million for the third quarter and first nine months of 2014, respectively, as compared to $6.6 million and $19.2 million for the corresponding periods of 2013. Employee health and welfare expenses were $21.4 million and $67.8 million for the third quarter and first nine months of 2014, respectively, as compared to $21.0 million and $64.0 million for the corresponding periods of 2013.
Nursing Home Costs
For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients’ room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95 percent of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are partially offset by nursing home net revenue, and the net amount is included in cost of services sold in the Company’s consolidated statements of comprehensive income. Net nursing home costs for the third quarter and first nine months of 2014 were $2.9 million and $7.3 million, respectively, as compared to $1.7 million and $7.2 million for the corresponding periods of 2013.

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
During the third quarter of 2014, the Company, in connection with finalizing its valuation of Harden, recorded adjustments to the preliminary fair values assigned to the assets and liabilities acquired in the transaction. These adjustments related to (i) an increase in deferred taxes of $9.7 million, (ii) a $0.3 million increase in identifiable intangible assets and (iii) a $0.2 million increase in other accrued liabilities with a corresponding decrease in goodwill. In addition, the Company recorded an increase in the accounts receivable fair value reserve of $1.5 million within the Home Health segment and a corresponding decrease in the accounts receivable fair value reserve for the Community Care segment.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial Instruments Recorded at Fair Value
The Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis was as follows (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,091	$—	$—	$23,091	$23,695	$—	$—	$23,695
Rabbi Trust:
Mutual funds	31,175	—	—	31,175	28,945	—	—	28,945
Money market funds	4,963	—	—	4,963	5,737	—	—	5,737
Total assets	$59,229	$—	$—	$59,229	$58,377	$—	$—	$58,377
Liabilities:
Payables to plan participants	$36,138	$—	$—	$36,138	$34,682	$—	$—	$34,682
Acquisition contingent liability	—	—	8,514	8,514	—	—	8,110	8,110
Total liabilities	$36,138	$—	$8,514	$44,652	$34,682	$—	$8,110	$42,792
Assets held in the Rabbi Trust are held for the benefit of participants in the Company’s non-qualified defined contribution retirement plan. The value of assets held in the Rabbi Trust is based on quoted market prices of securities and investments, including money market accounts and mutual funds, maintained within the Rabbi Trust. The corresponding amounts payable to plan participants are equivalent to the underlying value of assets held in the Rabbi Trust. Assets held in the Rabbi Trust and amounts payable to plan participants are classified in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Money market funds held in the Company’s account represent cash equivalents and were classified in cash and cash equivalents in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013.
The estimated fair value of the acquisition contingent liabilities were determined using a discounted cash flow approach utilizing level 2 and level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain pre-defined performance criteria. See Note 4 for further information.
The following table provides a summary of changes in fair value of the Company's Level 3 financial assets (in thousands):

	Estimated Fair Value
Balance at December 31, 2013	$8,110
Payment of contingent liability	(125)
Included in earnings	279	(1)
Harden acquisition contingent liability adjustment	250
Balance at September 30, 2014	$8,514

(1)
Accretion of the present value of the contingent liability is recorded in interest expense and other in the Company's consolidated statements of comprehensive income. A 1 percent change in the discount rate would have an impact on the fair value of the contingent liability of approximately $0.2 million.

Other Financial Instruments
The carrying amount and estimated fair value of the Company’s other financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Note receivable from CareCentrix	$25,000	$26,055	$25,000	$26,403
Seller financing note receivable from CareCentrix	—	—	3,471	3,471
Liabilities:
Long-term obligations	$1,163,256	$1,182,837	$1,177,000	$1,183,863
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
Net revenues in the Home Health and Hospice segments were derived from all major payer classes, while Community Care segment net revenues were derived primarily from Medicaid and Insurance payer classes. Net revenue by major payer classes were as follows (in millions):

	Third Quarter			First Nine Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Medicare:
Home Health	$214.9	$191.8	12.0%	$642.0	$577.7	11.1%
Hospice	161.6	163.8	(1.3)%	486.3	498.8	(2.5)%
Total Medicare	376.5	355.6	5.9%	1,128.3	1,076.5	4.8%
Medicaid and Local Government	70.9	17.4	307.0%	212.8	54.4	291.4%
Commercial Insurance and Other:
Paid at episodic rates	21.5	15.1	42.8%	55.0	43.3	27.0%
Other	29.1	22.4	29.7%	87.5	66.3	31.8%
Total Commercial Insurance and Other	50.6	37.5	35.0%	142.5	109.7	29.9%
Total net revenues	$498.0	$410.5	21.3%	$1,483.6	$1,240.5	19.6%
For the third quarter and first nine months of 2014, the Company recorded hospice Medicare cap expense of $0.4 million and $1.5 million, respectively, as compared to hospice Medicare cap credits of $2.9 million and $4.5 million for the third quarter and first nine months of 2013, respectively, which are reflected in net revenues in the Company’s consolidated statements of comprehensive income. For the Medicare cap year 2014, which began November 1, 2013, the Company has recorded $1.8 million in Medicare cap expense and has seven hospice providers currently estimated to be in excess of Medicare cap limits.
The Medicare payment cap, which is calculated for each provider by the Medicare fiscal intermediary at the end of the hospice cap period, is determined under the proportional method. The proportional method allocates each beneficiary's Medicare payment cap based on the ratio of the number of days the beneficiary received hospice services from the Company over the total number of days the beneficiary received hospice services from all providers. The Medicare payment cap amount is then further allocated between the hospice cap periods based on the ratio of the number of days the Company provided hospices services during each cap period. The sum of each beneficiary's Medicare cap payment, as determined above, represents the aggregate Medicare payment cap. Medicare revenue paid to a provider during the hospice cap period cannot exceed the aggregate Medicare payment cap. As of September 30, 2014 and December 31, 2013, the Company had Medicare

cap liabilities of $3.7 million and $6.5 million, respectively, which are reflected in Medicare liabilities in the Company’s consolidated balance sheets.
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
Corporate Integrity Agreement
Under Odyssey's five-year Corporate Integrity Agreement ("CIA") with the Office of Inspector General of the United States Department of Health and Human Services ("OIG"), which became effective on February 15, 2012, Odyssey must engage a third party to perform verification and unallowable cost reviews. In addition, Odyssey's eligibility review team must review the eligibility of Odyssey's Medicare beneficiaries for the hospice services those beneficiaries received and prepare an eligibility review report. Odyssey must submit to the OIG annually a report with respect to the status of, and findings regarding, Odyssey's compliance activities. Any overpayments identified by Odyssey are paid back to the various Medicare administrative contractors by April 1st of the following year. If Odyssey fails to comply with the terms of the CIA, it will be subject to penalties. In connection with these eligibility reviews, the Company reduced reserves by approximately $0.4 million for the third quarter of 2014 and recorded reserves of approximately $1.9 million for the first nine months of 2014. The Company recorded reserves of $3.5 million and $5.0 million for the third quarter and first nine months of 2013, respectively, which are reflected as a reduction of net revenues in the Company's consolidated statements of comprehensive income.
PRRB Appeal
During the third quarter of 2013, the Company finalized its year 2000 cost reports, which are now being settled by CMS. In connection with the settlements, the Company recorded a positive adjustment of approximately $4.0 million to net revenues for the third quarter and first nine months of 2013, in the Company's consolidated statements of comprehensive income. See Note 14 for additional information.
Accounts Receivable
Accounts receivable attributable to major payer sources of reimbursement were as follows (in thousands):

	September 30, 2014	December 31, 2013
Medicare	$200,902	$214,366
Medicaid and Local Government	51,113	48,183
Commercial Insurance and Other	44,006	38,036
Gross accounts receivable	296,021	300,585
Less: Allowance for doubtful accounts	(10,303)	(10,680)
Net accounts receivable	$285,718	$289,905
As of September 30, 2014 and December 31, 2013, the Commercial Insurance and Other payer group included self-pay accounts receivable relating to patient co-payments of $2.1 million and $2.4 million, respectively.

Note 7.	Investment in and Notes Receivable from CareCentrix
The Company holds a $25.0 million subordinated promissory note from CareCentrix, Inc. In connection with the sale of the Company’s ownership interest in CareCentrix Holdings on September 19, 2011, the maturity date of the note was extended to the earlier of March 19, 2017 or a sale of CareCentrix Holdings. The note bears interest at a fixed rate of 10 percent, which is payable quarterly, provided that CareCentrix remains in compliance with its senior debt covenants. Interest on the CareCentrix promissory note, which is included in interest income in the Company’s consolidated statements of comprehensive income, amounted to $0.6 million and $1.9 million for the third quarter and first nine months, respectively, of both 2014 and 2013.
Pursuant to the terms of the stock purchase agreement, approximately $10.6 million of the sale price due to the Company was placed into an escrow fund for future indemnification claims. As of September 30, 2014, approximately $0.7 million of the escrow fund was paid out to cover expenses related to an indemnified claim.

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
On September 17, 2012, the Company received a formal notice of claims for indemnification from CareCentrix. In the notice, CareCentrix asserted that the total claimed amounts exceed the total amount in escrow and demanded that the entire principal amount of the seller financing note receivable be reduced to zero. In anticipation of a settlement of claims alleged by the owner of CareCentrix and working capital adjustments as set forth in the stock purchase agreement, during the fourth quarter of 2012, the Company recorded a $6.5 million adjustment to the seller financing note receivable to reflect its revised estimated fair value of $3.4 million. The Company also established an investment in CareCentrix of $0.9 million for shares that it may receive as part of any settlement. During the third quarter of 2014, the Company received cash of approximately $3.6 million in settlement of the seller financing note receivable and the Company's investment in CareCentrix. In connection with the settlement, the Company recorded a loss of approximately $0.5 million in equity in net loss of CareCentrix, net of tax in the Company's consolidated statement of comprehensive income.
The Company’s financing receivables consist of the previously described $25.0 million subordinated promissory note from CareCentrix, Inc. dated September 19, 2011. The Company measures impairment based on the present value of expected cash flows after considering assumptions relating to risk factors and economic conditions. On an ongoing basis, the Company assesses the credit quality based on the Company’s review of CareCentrix, Inc.’s financial position and receipt of interest payments when due. Based on the Company’s analysis, as of September 30, 2014 and December 31, 2013, the Company had no allowances for credit losses.

Note 8.	Cost Savings Initiatives and Acquisition and Integration Activities
The Company recorded net charges relating to cost savings initiatives and acquisition and integration activities of $0.5 million and $10.5 million for the third quarter and first nine months of 2014, respectively, and $1.7 million and $2.6 million for the third quarter and first nine months of 2013, respectively, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of comprehensive income.
Cost Savings Initiatives
During the fourth quarter of 2013, the Company undertook a corporate restructuring initiative, referred to as "One Gentiva", to better align its home health, hospice and community care businesses under a common regional management structure. In addition, the Company undertook a branch rationalization initiative to review under performing branches. As a result of this review, the Company closed or consolidated 94 branches through the third quarter of 2014. As such, the Company recorded charges of $0.2 million and $4.3 million for the third quarter and first nine months of 2014, respectively, primarily related to severance and facility lease costs. The Company substantially completed these costs savings initiatives during the second quarter of 2014.
For the third quarter and first nine months of 2013, the Company recorded charges related to cost savings initiatives of $0.1 million and $0.3 million, respectively. These costs primarily related to a 2012 initiative to reduce ongoing operating costs related to branch structure and support infrastructure. The Company substantially completed these cost savings initiatives during the second quarter of 2013.
Acquisition and Integration Activities
The Company recorded charges of $0.3 million and $6.2 million for the third quarter and first nine months of 2014, respectively, and $1.6 million and $2.3 million for the third quarter and first nine months of 2013, respectively, primarily related to the Company's acquisition of Harden. These costs consisted of (i) severance and lease costs associated with consolidation of branches in overlapping markets and consolidation of back office functions and (ii) legal, accounting and other professional fees and expenses associated with the transaction. The Company expects to complete its integration activities in early 2015.

The costs incurred and cash expenditures associated with these activities by component were as follows (in thousands):

	Cost Savings Initiatives	Acquisition & Integration	Total
Balance at December 31, 2012	$1,685	$1,011	$2,696
Charge in first quarter 2013	47	94	141
Cash expenditures	(1,104)	(322)	(1,426)
Ending balance at March 31, 2013	628	783	1,411
Charge in second quarter 2013	138	606	744
Cash expenditures	(685)	(234)	(919)
Ending balance at June 30, 2013	81	1,155	1,236
Charge in third quarter 2013	77	1,622	1,699
Cash expenditures	(240)	(283)	(523)
Non-cash reclassification	476	(476)	—
Ending balance at September 30, 2013	$394	$2,018	$2,412

Balance at December 31, 2013	$6,722	$9,703	$16,425
Charge in first quarter 2014	2,713	2,628	5,341
Cash expenditures	(3,443)	(3,472)	(6,915)
Non-cash expenditures	(60)	(86)	(146)
Ending balance at March 31, 2014	5,932	8,773	14,705
Charge in second quarter 2014	1,409	3,250	4,659
Cash expenditures	(2,994)	(3,717)	(6,711)
Non-cash expenditures	(276)	5	(271)
Ending balance at June 30, 2014	4,071	8,311	12,382
Charge in third quarter 2014	195	284	479
Cash expenditures	(1,302)	(1,908)	(3,210)
Non-cash expenditures	35	3	38
Ending balance at September 30, 2014	$2,999	$6,690	$9,689
The balance of unpaid charges relating to cost savings initiatives and other restructuring costs and acquisition and integration activities approximated $9.7 million at September 30, 2014 and $16.4 million at December 31, 2013, which were included in other accrued expenses in the Company’s consolidated balance sheets.

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
The gross carrying amount and accumulated amortization of each category of identifiable intangible assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014				December 31, 2013 (Restated)				Useful Life
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Community Care	Total
Amortized intangible assets:
Covenants not to compete	$2,157	$16,183	$1,029	$19,369	$2,157	$16,183	$1,029	$19,369	2-5 Yrs
Less: accumulated amortization	(1,709)	(15,837)	(327)	(17,873)	(1,553)	(15,720)	(91)	(17,364)
Net covenants not to compete	448	346	702	1,496	604	463	938	2,005

Customer relationships	27,196	910	—	28,106	27,196	910	—	28,106	5-10 Yrs
Less: accumulated amortization	(21,703)	(549)	—	(22,252)	(19,997)	(481)	—	(20,478)
accumulated impairment losses	(27)	—	—	(27)	(27)	—	—	(27)
Net customer relationships	5,466	361	—	5,827	7,172	429	—	7,601

Tradenames	19,267	17,528	11,922	48,717	19,267	17,528	11,922	48,717	5-10 Yrs
Less: accumulated amortization	(12,795)	(4,368)	(1,134)	(18,297)	(11,992)	(3,763)	(227)	(15,982)
accumulated impairment losses	(6,421)	(13,122)	—	(19,543)	(6,421)	(13,122)	—	(19,543)
Net tradenames	51	38	10,788	10,877	854	643	11,695	13,192

Licenses	714	9,289	—	10,003	714	8,021	—	8,735
Less: accumulated amortization	(714)	(8,782)	—	(9,496)	(588)	(6,812)	—	(7,400)
Net licenses	—	507	—	507	126	1,209	—	1,335
Amortized intangible assets	5,965	1,252	11,490	18,707	8,756	2,744	12,633	24,133
Indefinite-lived intangible assets:
Licenses and certificates of need	245,086	104,364	26,011	375,461	245,086	105,632	26,011	376,729
Less: accumulated impairment losses	(144,672)	(2,463)	—	(147,135)	(144,672)	(2,463)	—	(147,135)
Net licenses and certificates of need	100,414	101,901	26,011	228,326	100,414	103,169	26,011	229,594
Total identifiable intangible assets	$106,379	$103,153	$37,501	$247,033	$109,170	$105,913	$38,644	$253,727
The Company recorded amortization expense of approximately $2.5 million and $6.7 million for the third quarter and first nine months of 2014, respectively, and $1.2 million and $4.0 million for the third quarter and first nine months of 2013, respectively. The estimated amortization expense for the remainder of 2014 is $1.6 million and for each of the next five succeeding years approximates $4.1 million for 2015, $3.1 million for 2016, $2.4 million for 2017, $1.6 million for 2018, and $1.3 million for 2019.

The gross carrying amount of goodwill as of September 30, 2014 and December 31, 2013 and activity during the first nine months of 2014 were as follows (in thousands):

	Goodwill, Gross				Accumulated Impairment Losses
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total	Net
Balance at December 31, 2013 (Restated)	$386,719	$944,187	$116,534	$1,447,440	$(263,370)	$(800,583)	$(1,063,953)	$383,487
Harden purchase accounting adjustment	(3,023)	(3,021)	(3,419)	(9,463)	—	—	—	(9,463)
Balance at September 30, 2014:	$383,696	$941,166	$113,115	$1,437,977	$(263,370)	$(800,583)	$(1,063,953)	$374,024

Note 10.	Earnings Per Share
Basic and diluted earnings per share for each period presented have been computed by dividing net income (loss) attributable to Gentiva shareholders by the weighted average number of shares outstanding for each respective period. The computations of the basic and diluted per share amounts were as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013 (Revised)	September 30, 2014	September 30, 2013 (Revised)
Net income (loss) attributable to Gentiva shareholders	$8,045	$3,563	$17,687	$(184,441)

Basic weighted average common shares outstanding	36,369	31,037	36,285	30,921
Shares issuable upon the assumed exercise of stock options and under stock plans for employees and directors using the treasury stock method	1,177	495	767	—
Diluted weighted average common shares outstanding	37,546	31,532	37,052	30,921

Earnings per share:
Basic	$0.22	$0.12	$0.49	$(5.97)
Diluted	$0.21	$0.11	$0.48	$(5.97)

Anti-dilutive shares by type:
Stock options	1,492	3,054	2,674	2,947
Performance share units	—	—	—	80
Restricted stock	—	—	—	232
Total anti-dilutive shares	1,492	3,054	2,674	3,259
For the third quarter and first nine months of 2014, approximately 1.5 million and 2.7 million, respectively, of stock options were excluded from the computations of diluted earnings per share, as their inclusion would be anti-dilutive. For the third quarter and first nine months of 2013, approximately 3.1 million and 3.3 million, respectively, of stock options, performance share units and restricted stock awards were excluded from the computations of diluted earnings per share as their inclusion would be anti-dilutive.

Note 11.	Long-Term Debt
Credit Arrangements
At September 30, 2014, the the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.

As of September 30, 2014 and December 31, 2013, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit Agreement:
Term Loan B, maturing October 18, 2019, net of unamortized discount of $5,780 and $6,508 as of September 30, 2014 and December 31, 2013, respectively	$659,196	$663,492
Term Loan C, maturing October 18, 2018, net of unamortized discount of $589 and $735 as of September 30, 2014 and December 31, 2013, respectively	145,692	154,265
11.5% Senior Notes due 2018	325,000	325,000
Revolving Credit Facility	27,000	27,000
Total debt	1,156,888	1,169,757
Less: current portion of long-term debt	(51,138)	(45,325)
Total long-term debt	$1,105,750	$1,124,432
As of September 30, 2014, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $56.2 million and $52.0 million at September 30, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $16.8 million. As governed by the indenture covering the unsecured Senior Notes, the Company has a maximum permitted borrowing capacity, as defined, which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
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
As of September 30, 2014, the mandatory aggregate principal payments of long-term debt were $51.1 million due during the twelve months ending September 30, 2015, $29.0 million due during the twelve months ending September 30, 2016, $35.8 million due during the twelve months ending September 30, 2017, $60.9 million due during the twelve months ending September 30, 2018, $30.0 million due during the twelve months ending September 30, 2019 and $631.5 million thereafter under the Credit Agreement, and $325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.8 percent per annum at September 30, 2014 and 8.2 percent per annum at December 31, 2013.
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
The interest rate per annum on borrowings under the Credit Agreement is based on, at the option of the Company, (i) the Eurodollar Rate, adjusted for certain costs plus an Applicable Margin or (ii) the Base Rate, plus an Applicable Rate. The Base Rate represents the highest of (x) the Barclays Bank prime rate, (y) the federal funds rate plus 0.50 percent or (z) the Eurodollar Rate adjusted for certain costs plus 1.00 percent. In connection with determining the interest rates on the Term Loan B and Term Loan C facilities, in no event shall the Eurodollar Rate be less than 1.25 percent and the Base Rate be less than 2.25 percent. The Company may select interest periods of one, two, three or six months for Eurodollar Rate loans. Interest is payable at the end of the selected interest period. The Company must also pay a fee of 0.50 percent per annum on unused commitments under the revolving credit facility. As of September 30, 2014, the interest rate on Term Loan B borrowings was 6.50 percent, on Term Loan C borrowings was 5.75 percent and on revolving credit borrowings was 4.77 percent.

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
As of September 30, 2014, the Company’s consolidated leverage ratio was 5.8x. As of September 30, 2014, the Company was in compliance with all covenants in the Credit Agreement.
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

On or after September 1, 2014, Gentiva may redeem all or part of the Senior Notes at redemption prices set forth below plus accrued and unpaid interest and Additional Interest, if any, as defined in the indenture relating to the Senior Notes during the twelve month period beginning on September 1 of the years indicated below:

Year	Redemption Percentage
2014	105.750%
2015	102.875%
2016 and thereafter	100.000%

Note 12.	Equity
Changes in equity for the nine months ended September 30, 2014 and 2013 were as follows (in thousands, except share amounts):

	Gentiva Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Treasury Stock	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2012 (Revised)	32,009,286	$3,201	$399,148	$(153,075)	$(17,852)	$1,538	$232,960
Comprehensive (loss) income:
Net (loss) income	—	—	—	(184,441)	—	425	(184,016)
Total comprehensive (loss) income	—	—	—	(184,441)	—	425	(184,016)
Income tax expense associated with the exercise of non-qualified stock options	—	—	(330)	—	—	—	(330)
Equity-based compensation expense	—	—	5,984	—	—	—	5,984
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	640,805	64	2,392	—	—	—	2,456
Minority interest capital contribution	—	—	—	—	—	1,600	1,600
Distribution to partnership interests	—	—	—	—	—	(563)	(563)
Treasury shares:
Stock withheld (25,801 shares) for payroll tax withholdings related to equity-based compensation	25,801	3	—	—	(286)	—	(283)
Balance at September 30, 2013 (Revised)	32,675,892	$3,268	$407,194	$(337,516)	$(18,138)	$3,000	$57,808

Balance at December 31, 2013 (Restated)	37,713,302	$3,771	$462,262	$(758,136)	$(18,773)	$2,875	$(308,001)
Comprehensive income:
Net income	—	—	—	17,687	—	170	17,857
Total comprehensive income	—	—	—	17,687	—	170	17,857
Income tax expense associated with the exercise of non-qualified stock options	—	—	(2,261)	—	—	—	(2,261)
Equity-based compensation expense	—	—	6,643	—	—	—	6,643
Net issuance of stock upon exercise of stock options and under stock plans for employees and directors	559,528	56	1,881	—	—	—	1,937
Minority interest capital contribution	—	—	—	—	—	1,160	1,160
Acquisition of non-controlling interest	—	—	(1,748)	—	—	—	(1,748)
Distribution to partnership interests	—	—	—	—	—	(393)	(393)
Treasury shares:
Stock withheld (32,662 shares) for payroll tax withholdings related to equity-based compensation	—	—	—	—	(392)	—	(392)
Balance at September 30, 2014	38,272,830	$3,827	$466,777	$(740,449)	$(19,165)	$3,812	$(285,198)
Comprehensive income amounted to $8.0 million and $17.9 million for the third quarter and first nine months of 2014, respectively, as compared to comprehensive income of $3.7 million and comprehensive loss of $184.0 million for the third quarter and first nine months of 2013, respectively.
The Company has an outstanding stock repurchase plan authorized by its Board of Directors to repurchase of up to $5,000,000 of shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). During the nine months ended September 30, 2014 and September 30, 2013, the Company did not repurchase shares of its outstanding common stock. As of September 30, 2014, the Company had remaining authorization under the 2012 Repurchase Program to repurchase common stock with an aggregate purchase price of up to $1.5 million, subject to the additional limitations set forth below.
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
For the third quarter and first nine months of 2014, the Company recorded equity-based compensation expense, as calculated on a straight-line basis over the vesting periods of the related equity instruments, of $2.3 million and $6.6 million, respectively, as compared to $2.0 million and $6.0 million for the corresponding periods of 2013, which were reflected as selling, general and administrative expense in the consolidated statements of comprehensive income.
Stock Options
The weighted average fair values of the Company’s stock options granted during the first nine months of 2014 and 2013 calculated using the Black-Scholes option pricing model and other assumptions were as follows:

Nine Months Ended
	September 30, 2014	September 30, 2013
Weighted average fair value of options granted	$5.08	$10.74
Risk-free interest rate	0.46% - 0.51%	0.29% - 0.54%
Expected volatility	60% - 63%	76% - 79%
Contractual life	7 years	7 years
Expected life	3.4 - 5.4 years	3.4 - 5.4 years
Expected dividend yield	—%	—%
During the first nine months of 2014, the Company issued 375,000 stock options that are both time-vesting (one-third each year) and carry a market vesting feature based on the average 30-day closing stock price of the Company's common stock based on stock price thresholds of $14, $16, and $18 (each covering one-third of the options granted). The fair value of the stock options granted ranged from $5.15 to $5.88 and was determined using the Monte Carlo stock option valuation model. Assumptions used in the model included volatility of 63 percent, risk-free interest rate of 1.32 percent, zero percent dividend yield, a forfeiture rate based on the Company's historical experience and a contractual life of seven years.
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

A summary of Gentiva stock option activity as of September 30, 2014 and changes during the nine months then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	4,005,589	$15.40
Granted	737,500	10.90
Exercised	(27,268)	7.16
Cancelled	(722,674)	19.65
Balance as of September 30, 2014	3,993,147	$13.86	4.4	$20,692,356
Exercisable options	2,404,269	$16.71	3.6	$9,208,192
Shares expected to vest as of September 30, 2014	1,534,806	$9.51	5.5	$11,163,322
The total intrinsic value of options exercised during the nine months ended September 30, 2014 and September 30, 2013 was $0.2 million and $0.4 million, respectively. As of September 30, 2014 and 2013, the Company had $4.2 million and $4.3 million, respectively, of total unrecognized compensation cost related to nonvested stock options. This compensation expense is expected to be recognized over a weighted-average period of 1.4 years and 1.5 years, respectively. The total fair value of options that vested during the first nine months of 2014 was $2.4 million.
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
A summary of Gentiva's performance based cash award activity by grant year as of September 30, 2014 is presented below:

	2012	2013	2014
Service period to vest:	3 years	3 years	3 years
Performance range of target:	0% - 200%	0% - 240%	0% - 240%
Performance measured on:	EPS	EPS	EPS
Performance measurement period:	1/2 based on 2012 results	30% based on 2013 results	100% based on 2016 results
	1/2 based on 2014 results	70% based on 2015 results
Performance target achieved:	2012 - 85%	2013 - 0%
Performance cash:

Balance at December 31, 2013 - Earned	$1,804,656	$—	$—
Cancellations	(28,688)	—	—
Balance at September 30, 2014 - Earned	$1,775,968	$—	$—

Balance at December 31, 2013 - Unearned	$2,123,125	$4,638,750	$—
Granted	—	—	5,795,250
Performance target not achieved	—	(1,076,250)	—
Cancellations	(33,750)	—	(80,000)
Balance at September 30, 2014 - Unearned	$2,089,375	$3,562,500	$5,715,250
For the third quarter and first nine months of 2014, the Company recorded $1.0 million and $2.9 million, respectively, of compensation expense associated with its performance based cash awards as compared to $0.8 million and $1.7 million for the corresponding periods of 2013. As of September 30, 2014, the Company had unrecognized compensation cost at target of $5.3 million to be recognized over a weighted-average period of 1.9 years.
Restricted Stock
A summary of Gentiva restricted stock activity as of September 30, 2014 is presented below:

	Number of Restricted Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2013	635,400	$18.27
Granted	366,000	10.79
Exercised	(88,900)	26.58
Cancelled	(12,200)	11.27
Balance as of September 30, 2014	900,300	$14.54	$15,107,034
Nonvested shares expected to vest as of September 30, 2014	846,994	$14.74	$14,212,557
The restricted stock fully vests at the end of a three-year or five-year period, depending on the individual grants. Forfeitures are estimated utilizing the Company’s historical forfeiture experience.
As of September 30, 2014, the aggregate intrinsic value of the restricted stock awards was $15.1 million. The Company had $6.2 million and $5.8 million of total unrecognized compensation cost related to restricted stock as of September 30, 2014 and 2013, respectively. This compensation expense is expected to be recognized over a weighted-average period of 1.8 years and 2.2, respectively.
Directors Deferred Share Units
Under the Company’s DSU Plan, each non-employee director receives an annual deferred stock unit award credited quarterly and paid in shares of the Company’s common stock following termination of the director’s service on the Board of Directors. The total number of shares of common stock reserved for issuance under this plan is 650,000, of which 160,294 shares were available for future grants as of September 30, 2014. During the first nine months of 2014 and 2013, the Company granted 46,543 and 48,894 stock units, respectively, under the DSU Plan at a grant date weighted-average fair value of $13.54 and $11.04 per stock unit, respectively. Under the DSU Plan, 379,319 stock units were outstanding as of September 30, 2014.
Employee Stock Purchase Plan
The Company provides an ESPP under which the offering period is three months and the purchase price of shares is equal to 85 percent of the fair market value of the Company’s common stock on the last day of the three-month offering period. All employees of the Company are eligible to purchase stock under the ESPP regardless of their actual or scheduled hours of service. Under the Company’s ESPP, compensation expense is equal to the 15 percent discount from the fair market value of the Company’s common stock on the date of purchase. During the first nine months of 2014 and 2013, the Company issued 170,076 and 217,230 shares of common stock, respectively, under its ESPP.

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
On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against the Company in which five former employees ("Plaintiffs") alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the Court granted the Company’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the Court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the Court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by the Company regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the Court denied Plaintiffs' motion for certification of a North Carolina state law class. The Company filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the Court granted on January 16, 2013. On February 14, 2013, the Company filed two motions for partial summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to the Company's liability. On July 26, 2013, the Court denied the Company's motion for summary judgment with regard to the Company's liability for Plaintiffs' FLSA claims and granted Plaintiffs' motion for summary judgment. On November 4, 2013, the Court denied the Company's motion to amend the District Court's July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its Order, the Court established a 30-day deadline for the Company to file its motion for decertification of the FLSA collective action class, which the Company then filed on December 4, 2013. On April 18, 2014, the Court issued an Order granting the Company's motion for decertification and dismissing the opt-in plaintiffs from the lawsuit without prejudice. On the same day, Plaintiffs filed a motion to amend the Court's Order to delay the effective date of the dismissal of the opt-in plaintiffs' claims for 60 days, until June 17, 2014. On May 8, 2014, the Court entered an Order granting Plaintiffs’ motion to amend, thereby extending the effective date of dismissal through June 17, 2014.  On June 17, 2014, approximately 194 of the former 999 opt-in plaintiffs who had been dismissed from this case filed a new Complaint against the Company in the United States District Court for the Northern District of Georgia as a separate, follow-on lawsuit with identical claims captioned Cynthia Bailey et al. v. Gentiva Health Services, Inc. Plaintiffs amended their Complaint on July 30, 2014 to add an additional 217 plaintiffs to the lawsuit. These were individuals who had been dismissed from the Rindfleisch lawsuit and who wished to continue to pursue their claims.  Given the filing of the follow-on lawsuit, at the June 19, 2014 settlement conference in the Rindfleisch lawsuit, it was determined that this case would be stayed and administratively closed pending the outcome of global mediation of both lawsuits, which took place on September 12, 2014. The parties were unable to resolve the Rindfleisch and Bailey matters at the September 12 global mediation; however, they continue to engage in settlement negotiations notwithstanding. If there is no settlement which resolves all issues in the Rindfleisch lawsuit, this lawsuit will be re-opened upon the request of either party, so long as the request is made within 90 days following the September 12, 2014 mediation. The Company filed its answer and a motion to drop the Bailey plaintiffs for misjoinder on October 10, 2014. Plaintiffs in this lawsuit are seeking attorneys' fees, back wages and liquidated damages going back three years from the filing of the complaint under the FLSA.

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
Federal Securities Class Action Litigation
Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") in connection with the Company’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the 1934 Act, as well as Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act"), in connection with the Company’s participation in the HH PPS. The complaint alleged, among other things, that the Company’s public disclosures misrepresented and failed to disclose that the Company improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva’s common stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants' motion to dismiss with leave to amend the complaint in accordance with the court's rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss. On September 19, 2013, the court granted in part and denied in part defendants’ motion to dismiss. As a result of the court’s decision, the named current officers and directors were dismissed from the action, and certain claims against Gentiva and a former officer and a former officer/director remained. On October 3, 2013, the remaining defendants moved for partial reconsideration of the court’s September 19 order. On December 10, 2013, the court granted in part and denied in part the remaining defendants' motion for partial reconsideration. As a result of the court's decision, Gentiva and the former officer were dismissed from the action, and only a Section 10(b) claim against the former officer/director remains. On January 9, 2014, the former officer/director filed an answer to the consolidated amended class action complaint. On January 28, 2014, lead plaintiff filed a motion for the entry of final judgment under Rule 54(b) of the Federal Rules of Civil Procedure. On March 3, 2014, the court granted in part and denied in part lead plaintiff's motion under Rule 54(b), granting the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1933 Act as to all defendants, and denying the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the 1934 Act as to all defendants other than the former officer/director. As a result of the court's decision, on March 6, 2014, the court entered final judgment in favor of all defendants on lead plaintiff's claims under Sections 11 and 15 of the 1933 Act. On October 17, 2014, lead plaintiff filed a motion for class certification.
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
Investigations
Odyssey
On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (“DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the

Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any substantive wrongdoing against Odyssey or the Company and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and the Company and Odyssey moved to dismiss the allegations made against them. That motion to dismiss as to the Company and Odyssey was granted with prejudice by the court on July 23, 2014. The case has been set for trial on September 21, 2015. VistaCare, Odyssey, and the Company deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, the Company cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.
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
The Company recorded an income tax provision of $5.6 million and $12.5 million for the third quarter and first nine months of 2014, respectively. The Company’s effective income tax rate for the first nine months of 2014 was a 40.5 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 40.5 percent for the first nine months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 3.5 percent) and other items (approximately 2.0 percent).
The Company recorded an income tax provision of $2.9 million and $2.8 million for the third quarter and first nine months of 2013, respectively. The Company recorded tax expense on a book loss because the majority of goodwill impairment booked in the first quarter of 2013 was nondeductible for tax resulting in a small tax benefit being booked on the goodwill impairment.
The Company's effective income tax rate for the first nine months of 2013 was a negative 1.6 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of negative 1.6 percent for the first nine months of 2013 is primarily due to the impact of goodwill (approximately 36.0 percent) and other items (approximately 0.6 percent).
As of September 30, 2014 and December 31, 2013, the Company had tax refund receivables of $11.4 million and $21.2 million, respectively. Tax refund receivables are classified in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

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
Segment net revenues by major payer source were as follows (in millions):

	Third Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$214.9	$161.6	$—	$376.5	$191.8	$163.8	$355.6
Medicaid and Local Government	8.6	6.1	56.2	70.9	10.8	6.6	17.4
Commercial Insurance and Other:
Paid at episodic rates	21.5	—	—	21.5	15.1	—	15.1
Other	23.4	4.7	1.0	29.1	17.2	5.2	22.4
Total net revenues	$268.4	$172.4	$57.2	$498.0	$234.9	$175.6	$410.5

	First Nine Months
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$642.0	$486.3	$—	$1,128.3	$577.7	$498.8	$1,076.5
Medicaid and Local Government	25.7	18.6	168.5	212.8	33.1	21.3	54.4
Commercial Insurance and Other:
Paid at episodic rates	55.0	—	—	55.0	43.3	—	43.3
Other	70.8	14.2	2.5	87.5	52.0	14.3	66.3
Total net revenues	$793.5	$519.1	$171.0	$1,483.6	$706.1	$534.4	$1,240.5

Segment information about the Company’s operations is as follows (in thousands):

	Home Health		Hospice		Community Care		Total
For the three months ended September 30, 2014
Net revenue	$268,423		$172,349		$57,234		$498,006
Operating contribution	$36,725	(1)	$27,043	(1)	$8,081		$71,849
Corporate expenses							(25,709)	(1)
Depreciation and amortization							(7,287)
Interest expense and other, net							(24,719)
Income before income taxes and equity in net loss of CareCentrix							$14,134

For the three months ended September 30, 2013 (Revised)
Net revenue	$234,864		$175,628		$—		$410,492
Operating contribution	$31,922	(1)	$22,365		$—		$54,287
Corporate expenses							(20,672)	(1)
Depreciation and amortization							(4,679)
Interest expense and other, net							(22,342)
Income before income taxes							$6,594

For the nine months ended September 30, 2014
Net revenue	$793,467		$519,073		$171,011		$1,483,551
Operating contribution	$107,355	(1)	$66,674	(1)	$25,867	(1)	$199,896
Corporate expenses							(73,937)	(1)
Depreciation and amortization							(21,207)
Interest expense and other, net							(73,906)
Income before income taxes and equity in net loss of CareCentrix							$30,846
Segment assets	$397,678		$340,412		$168,686		$906,776
Corporate assets							318,450
Total assets							$1,225,226

For the nine months ended September 30, 2013 (Revised)
Net revenue	$706,141		$534,366		$—		$1,240,507
Operating contribution	$92,027	(1)	$76,223	(1)	$—		$168,250
Corporate expenses							(57,443)	(1)
Goodwill and other long-lived asset impairment							(210,672)	(2)
Depreciation and amortization							(14,541)
Interest expense and other, net							(66,783)
Loss before income taxes							$(181,189)
Segment assets	$249,313		$636,705	(2)	$—		$886,018
Corporate assets							377,935	(2)
Total assets							$1,263,953

(1)
For the third quarter and first nine months of 2014, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $0.5 million and $10.5 million, respectively. For the third quarter and first nine months of 2013, the Company recorded charges relating to cost savings initiatives and acquisition and integration activities of $1.7 million and $2.6 million, respectively.

The charges were reflected as follows for segment reporting purposes (in millions):

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Home Health	$0.1	$0.1	$0.7	$0.1
Hospice	0.1	—	5.5	0.7
Community Care	—	—	0.1	—
Corporate expenses	0.3	1.6	4.2	1.8
Total	$0.5	$1.7	$10.5	$2.6

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
Hospice and corporate assets were reduced by $207.2 million and $3.5 million, respectively, as a result of the impairment.

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
The following condensed consolidating financial statements include the balance sheets as of September 30, 2014 and December 31, 2013, statements of comprehensive income for the three months and nine months ended September 30, 2014 and 2013 and statements of cash flows for the nine months ended September 30, 2014 and 2013 of (i) Gentiva Health Services, Inc. and (ii) its guarantor subsidiaries (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting) and its non-guarantor subsidiaries along with eliminations necessary to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
September 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$84,708	$—	$29,498	$—	$114,206
Receivables, net	—	277,263	41,275	(32,820)	285,718
Deferred tax assets, net	—	21,840	2,430	—	24,270
Prepaid expenses and other current assets	—	39,291	9,485	—	48,776
Total current assets	84,708	338,394	82,688	(32,820)	472,970
Note receivable from CareCentrix	—	25,000	—	—	25,000
Fixed assets, net	—	41,511	537	—	42,048
Intangible assets, net	—	244,433	2,600	—	247,033
Goodwill	—	367,550	6,474	—	374,024
Investment in subsidiaries	766,995	23,709	—	(790,704)	—
Other assets	24,440	39,704	7	—	64,151
Total assets	$876,143	$1,080,301	$92,306	$(823,524)	$1,225,226
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$51,138	$—	$—	$—	$51,138
Accounts payable	—	16,370	—	—	16,370
Other current liabilities	1,959	241,522	64,785	(32,820)	275,446
Total current liabilities	53,097	257,892	64,785	(32,820)	342,954
Long-term debt	1,105,750	—	—	—	1,105,750
Deferred tax liabilities, net	—	6,264	—	—	6,264
Other liabilities	6,306	49,150	—	—	55,456
Total Gentiva shareholders’ (deficit) equity	(289,010)	766,995	23,709	(790,704)	(289,010)
Noncontrolling interests	—	—	3,812	—	3,812
Total (deficit) equity	(289,010)	766,995	27,521	(790,704)	(285,198)
Total liabilities and equity (deficit)	$876,143	$1,080,301	$92,306	$(823,524)	$1,225,226

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

As Restated	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$55,388	$—	$31,569	$—	$86,957
Receivables, net	—	284,637	33,878	(28,610)	289,905
Deferred tax assets, net	—	25,845	2,308	—	28,153
Prepaid expenses and other current assets	—	52,971	11,775	—	64,746
Total current assets	55,388	363,453	79,530	(28,610)	469,761
Notes receivable from CareCentrix	—	28,471	—	—	28,471
Fixed assets, net	—	48,855	520	—	49,375
Intangible assets, net	—	251,127	2,600	—	253,727
Goodwill	—	379,880	3,607	—	383,487
Investment in subsidiaries	782,470	23,493	—	(805,963)	—
Other assets	28,266	40,375	6	—	68,647
Total assets	$866,124	$1,135,654	$86,263	$(834,573)	$1,253,468
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,325	$—	$—	$—	$45,325
Accounts payable	—	15,377	282	—	15,659
Other current liabilities	—	283,483	59,613	(28,610)	314,486
Total current liabilities	45,325	298,860	59,895	(28,610)	375,470
Long-term debt	1,124,432	—	—	—	1,124,432
Deferred tax liabilities, net	—	8,483	—	—	8,483
Other liabilities	7,243	45,841	—	—	53,084
Total Gentiva shareholders’ (deficit) equity	(310,876)	782,470	23,493	(805,963)	(310,876)
Noncontrolling interests	—	—	2,875	—	2,875
Total (deficit) equity	(310,876)	782,470	26,368	(805,963)	(308,001)
Total liabilities and equity (deficit)	$866,124	$1,135,654	$86,263	$(834,573)	$1,253,468

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$485,106	$16,645	$(3,745)	$498,006
Cost of services sold	—	262,795	11,609	(3,745)	270,659
Gross profit	—	222,311	5,036	—	227,347
Selling, general and administrative expenses	—	(182,876)	(5,618)	—	(188,494)
Interest (expense) and other, net	(24,772)	—	53	—	(24,719)
Equity in earnings of subsidiaries	23,000	(261)	—	(22,739)	—
(Loss) income before income taxes and equity in net loss of CareCentrix	(1,772)	39,174	(529)	(22,739)	14,134
Income tax benefit (expense)	9,817	(15,684)	266	—	(5,601)
Equity in net loss of CareCentrix	—	(490)	—	—	(490)
Net income (loss)	8,045	23,000	(263)	(22,739)	8,043
Noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to Gentiva shareholders	$8,045	$23,000	$(261)	$(22,739)	$8,045
Total comprehensive income (loss)	$8,045	$23,000	$(263)	$(22,739)	$8,043

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(In thousands)

As Revised	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$398,047	$16,429	$(3,984)	$410,492
Cost of services sold	—	212,543	11,919	(3,984)	220,478
Gross profit	—	185,504	4,510	—	190,014
Selling, general and administrative expenses	—	(156,119)	(4,959)	—	(161,078)
Interest (expense) and other, net	(22,355)	—	13	—	(22,342)
Equity in earnings of subsidiaries	15,987	(459)	—	(15,528)	—
(Loss) income before income taxes	(6,368)	28,926	(436)	(15,528)	6,594
Income tax benefit (expense)	9,931	(12,939)	65	—	(2,943)
Net income (loss)	3,563	15,987	(371)	(15,528)	3,651
Noncontrolling interests	—	—	(88)	—	(88)
Net income (loss) attributable to Gentiva shareholders	$3,563	$15,987	$(459)	$(15,528)	$3,563
Total comprehensive income (loss)	$3,563	$15,987	$(371)	$(15,528)	$3,651

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,446,339	$48,648	$(11,436)	$1,483,551
Cost of services sold	—	790,399	32,114	(11,436)	811,077
Gross profit	—	655,940	16,534	—	672,474
Selling, general and administrative expenses	—	(551,875)	(15,847)	—	(567,722)
Interest (expense) and other, net	(74,063)	—	157	—	(73,906)
Equity in earnings of subsidiaries	62,347	427	—	(62,774)	—
(Loss) income before income taxes and equity in net loss of CareCentrix	(11,716)	104,492	844	(62,774)	30,846
Income tax benefit (expense)	29,403	(41,655)	(247)	—	(12,499)
Equity in net loss of CareCentrix	—	(490)	—	—	(490)
Net income	17,687	62,347	597	(62,774)	17,857
Noncontrolling interests	—	—	(170)	—	(170)
Net income attributable to Gentiva shareholders	$17,687	$62,347	$427	$(62,774)	$17,687
Total comprehensive income	$17,687	$62,347	$597	$(62,774)	$17,857

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(In thousands)

As Reported	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,203,258	$48,498	$(11,249)	$1,240,507
Cost of services sold	—	638,418	33,829	(11,249)	660,998
Gross profit	—	564,840	14,669	—	579,509
Selling, general and administrative expenses	—	(468,270)	(14,364)	—	(482,634)
Goodwill and other long-lived asset impairment	—	(224,320)	—	—	(224,320)
Interest (expense) and other, net	(66,829)	—	46	—	(66,783)
Equity in earnings of subsidiaries	(156,813)	(7)	—	156,820	—
(Loss) income before income taxes	(223,642)	(127,757)	351	156,820	(194,228)
Income tax benefit (expense)	26,532	(29,056)	67	—	(2,457)
Net (loss) income	(197,110)	(156,813)	418	156,820	(196,685)
Noncontrolling interests	—	—	(425)	—	(425)
Net (loss) income attributable to Gentiva shareholders	$(197,110)	$(156,813)	$(7)	$156,820	$(197,110)
Total comprehensive (loss) income	$(182,706)	$(156,813)	$418	$142,416	$(196,685)

Revision Adjustments	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Selling, general and administrative expenses	$—	$(609)	$—	$—	(609)
Goodwill and other long-lived asset impairment	—	13,648	—	—	13,648
Equity in earnings of subsidiaries	12,669	—	—	(12,669)	—
(Loss) income before income taxes	12,669	13,039	—	(12,669)	13,039
Income tax benefit (expense)	—	(370)	—	—	(370)
Net (loss) income	12,669	12,669	—	(12,669)	12,669
Net (loss) income attributable to Gentiva shareholders	12,669	12,669	—	(12,669)	12,669
Total comprehensive (loss) income	12,669	12,669	—	(12,669)	12,669

As Revised	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenues	$—	$1,203,258	$48,498	$(11,249)	$1,240,507
Cost of services sold	—	638,418	33,829	(11,249)	660,998
Gross profit	—	564,840	14,669	—	579,509
Selling, general and administrative expenses	—	(468,879)	(14,364)	—	(483,243)
Goodwill and other long-lived asset impairment	—	(210,672)	—	—	(210,672)
Interest (expense) and other, net	(66,829)	—	46	—	(66,783)
Equity in earnings of subsidiaries	(144,144)	(7)	—	144,151	—
(Loss) income before income taxes	(210,973)	(114,718)	351	144,151	(181,189)
Income tax benefit (expense)	26,532	(29,426)	67	—	(2,827)
Net (loss) income	(184,441)	(144,144)	418	144,151	(184,016)
Noncontrolling interests	—	—	(425)	—	(425)
Net (loss) income attributable to Gentiva shareholders	$(184,441)	$(144,144)	$(7)	$144,151	$(184,441)
Total comprehensive (loss) income	$(184,441)	$(144,144)	$418	$144,151	$(184,016)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(In thousands)

	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(32,770)	$80,338	$(503)	$(1,026)	$46,039
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(9,119)	(149)	—	(9,268)
Proceeds from sale of assets	—	2,004	—	—	2,004
Capital contribution	—	(1,740)	—	1,740	—
Proceeds from sale of businesses	—	2,900	—	(2,900)	—
Acquisition of businesses, net of cash acquired	—	—	(2,900)	2,900	—
Net cash used in investing activities	—	(5,955)	(3,049)	1,740	(7,264)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,937	—	—	—	1,937
Windfall tax benefits associated with equity-based compensation	56	—	—	—	56
Repayment of long-term debt	(13,744)	—	—	—	(13,744)
Debt issuance costs	(150)	—	—	—	(150)
Minority interest capital contributions	—	—	1,160	—	1,160
Majority interest capital contributions	—	—	1,740	(1,740)	—
Distribution to minority interests	—	—	(393)	—	(393)
Distribution to majority interests	—	—	(1,026)	1,026	—
Other	(361)	(31)	—	—	(392)
Net payments related to intercompany financing	74,352	(74,352)	—	—	—
Net cash provided by (used in) financing activities	62,090	(74,383)	1,481	(714)	(11,526)
Net change in cash and cash equivalents	29,320	—	(2,071)	—	27,249
Cash and cash equivalents at beginning of period	55,388	—	31,569	—	86,957
Cash and cash equivalents at end of period	$84,708	$—	$29,498	$—	$114,206

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In thousands)

As Revised	Gentiva Health Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(39,122)	$41,545	$3,038	$13,108	$18,569
INVESTING ACTIVITIES:
Purchase of fixed assets	—	(13,872)	(342)	—	(14,214)
Proceeds from sale of businesses	—	508	—	—	508
Acquisition of businesses, net of cash acquired	—	(4,538)	(2,500)	2,400	(4,638)
Net cash (used in) provided by investing activities	—	(17,902)	(2,842)	2,400	(18,344)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,459	—	—	—	2,459
Windfall tax benefits associated with equity-based compensation	92	—	—	—	92
Payment of contingent consideration accrued at acquisition date	—	(1,675)	—	—	(1,675)
Intercompany dividend	2,300	—	(2,300)	—	—
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Debt issuance costs	(449)	—	—	—	(449)
Minority interest capital contribution	—	—	1,600	—	1,600
Majority interest capital contribution	—	—	2,400	(2,400)	—
Distribution to minority interests	—	—	(563)	—	(563)
Distribution to majority interests	—	—	(1,296)	1,296	—
Other	(416)	(31)	—	—	(447)
Net payments related to intercompany financing	21,937	(21,937)	—	—	—
Net cash provided by (used in) financing activities	923	(23,643)	(159)	(1,104)	(23,983)
Net change in cash and cash equivalents	(38,199)	—	37	14,404	(23,758)
Cash and cash equivalents at beginning of period	166,140	—	40,912	—	207,052
Cash and cash equivalents at end of period	$127,941	$—	$40,949	$14,404	$183,294

Note 18.	Subsequent Event

On October 9, 2014, Kindred Healthcare, Inc. (“Kindred”) and Gentiva Health Services, Inc. (“Gentiva”) announced that the companies have entered into a definitive merger agreement under which Kindred will acquire all of the outstanding shares of Gentiva common stock for $19.50 per share in a combination of cash and stock. The agreement was unanimously approved by the boards of directors of both companies.
Under the terms of the agreement, Gentiva shareholders will receive $14.50 per share in cash and $5.00 of Kindred common stock (which equates to 0.257 shares of Kindred common stock based upon an agreed upon fixed exchange ratio). The transaction is valued at $1.8 billion, including the assumption of net debt. The companies expect the closing of the transaction to occur in the first quarter of 2015.

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
Forward-looking statements are found throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company does not have any intention or obligation to publicly release any revisions to forward-looking statements to reflect unforeseen or other events after the date of this report. The Company has provided a detailed discussion of risk factors in its Annual Report on Form 10-K/A for the year ended December 31, 2013 and in various other filings with the SEC, including this Quarterly Report on Form 10-Q. The reader is encouraged to review these risk factors and filings.

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

Results of Operations
The comparison of results of operations between 2014 and 2013 has been impacted significantly by the following items:

•
The Company recorded net charges relating to restructuring, acquisition and integration activities of $0.5 million and $10.5 million for third quarter and the first nine months of 2014, respectively, and $1.7 million and $2.6 million in the third quarter and first nine months of 2013, respectively.

•	The Company completed several acquisitions and closed a significant number of branch operations affecting the reporting periods presented as follows:

•
The Company completed the acquisition of Harden Healthcare Holdings, Inc. and its home health, hospice and community care businesses on October 18, 2013. Annualized net revenues of Harden at the acquisition date approximated $145 million from home health, $110 million from hospice and $221 million from community care. Net revenues specific to Harden for the third quarter and first nine months of 2014 are not available as subsequent to the acquisition date the Company consolidated or closed a significant number of Harden branches in overlapping and smaller markets for which reporting of separate results is no longer available.

•
During the fourth quarter of 2013 and continuing through early 2014, the Company undertook a branch rationalization initiative to review under performing branches and closed or consolidated 94 branches through the first half of 2014. As a result of the branch rationalization activities, for the third quarter and first nine months of 2014, the Company’s net revenues comparisons were negatively impacted by approximately $10 million and $28 million, respectively, as compared to the corresponding periods of 2013.

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

Net Revenues
A summary of the Company’s net revenues by segment follows (in millions):

	Third Quarter			First Nine Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Home Health	$268.4	$234.9	14.3%	$793.5	$706.1	12.4%
Hospice	172.4	175.6	(1.9)%	519.1	534.4	(2.9)%
Community Care	57.2	—	—%	171.0	—	—%
Total net revenues	$498.0	$410.5	21.3%	$1,483.6	$1,240.5	19.6%
Net revenues by major payer source are as follows (in millions):

	Third Quarter
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$214.9	$161.6	$—	$376.5	$191.8	$163.8	$355.6
Medicaid and Local Government	8.6	6.1	56.2	70.9	10.8	6.6	17.4
Commercial Insurance and Other:
Paid at episodic rates	21.5	—	—	21.5	15.1	—	15.1
Other	23.4	4.7	1.0	29.1	17.2	5.2	22.4
Total net revenues	$268.4	$172.4	$57.2	$498.0	$234.9	$175.6	$410.5

	First Nine Months
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	$642.0	$486.3	$—	$1,128.3	$577.7	$498.8	$1,076.5
Medicaid and Local Government	25.7	18.6	168.5	212.8	33.1	21.3	54.4
Commercial Insurance and Other:
Paid at episodic rates	55.0	—	—	55.0	43.3	—	43.3
Other	70.8	14.2	2.5	87.5	52.0	14.3	66.3
Total net revenues	$793.5	$519.1	$171.0	$1,483.6	$706.1	$534.4	$1,240.5
For the third quarter of 2014 as compared to the third quarter of 2013, net revenues increased by $87.5 million, or 21.3 percent, to $498.0 million from $410.5 million. For the first nine months of 2014 as compared to the first nine months of 2013, net revenues increased by $243.1 million, or 19.6 percent, to $1.48 billion from $1.24 billion.
Home Health
Home Health segment revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter 2014 net revenues were $268.4 million, an increase of $33.5 million, or 14.3 percent, from $234.9 million in the prior year period. For the first nine months of 2014, net revenues were $793.5 million, an increase of $87.4 million, or 12.4 percent, from $706.1 million in the prior year period. The increase is primarily attributable to the Harden acquisition, partially offset by (i) the net decrease in Medicare reimbursement rates, effective January 1, 2014 and (ii) for the nine month period, the effect of the 2 percent Medicare rate reduction, known as sequestration, effective April 1, 2013.

The Company’s episodic revenues increased 14.3 percent and 12.2 percent for the third quarter and first nine months of 2014, respectively, as compared to the prior year periods. A summary of the Company’s combined Medicare and non-Medicare Prospective Payment System (“PPS”) business paid at episodic rates follows (in millions):

	Third Quarter			First Nine Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Home Health
Medicare	$214.9	$191.8	12.0%	$642.0	$577.7	11.1%
Non-Medicare PPS	21.5	15.1	42.8%	55.0	43.3	27.0%
Total	$236.4	$206.9	14.3%	$697.0	$621.0	12.2%
Key Company statistics related to episodic revenues were as follows:

	Third Quarter			First Nine Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Episodes
Medicare	76,100	65,100	16.8%	227,200	198,500	14.4%
Non-Medicare PPS	9,100	5,600	62.5%	23,600	15,400	53.2%
Total episodes	85,200	70,700	20.5%	250,800	213,900	17.3%

Revenue per episode	$2,780	$2,930	(5.2)%	$2,780	$2,900	(4.3)%
Episode volume for the third quarter of 2014 increased 20.5 percent and for the first nine months of 2014 increased 17.3 percent as compared to the corresponding periods of 2013. Similarly, admissions increased by 14.6 percent for the third quarter, from 48,100 in the third quarter of 2013 to 55,000 in the third quarter of 2014, and by 11.3 percent for the first nine months of 2014, from 146,700 for the first nine months of 2013 to 163,200 in the first nine months of 2014. There were approximately 1.55 and 1.54 episodes for each admission during the third quarter and first nine months of 2014, respectively, compared to 1.47 and 1.46 episodes for each admission during the third quarter and first nine months of 2013, respectively.
Revenues generated from Medicare were $214.9 million and $642.0 million for the third quarter and first nine months of 2014, respectively, an increase of 12.0 percent and 11.1 percent, respectively, as compared to $191.8 million and $577.7 million in the corresponding periods of 2013. Medicare revenues represented 80 percent and 81 percent of total Home Health revenues for the third quarter and first nine months of 2014 respectively, compared to 82 percent for both the third quarter and first nine months of 2013. Medicare and non-Medicare PPS revenues as a percent of total Home Health revenues were 88 percent for all periods reported.
Revenues from Medicaid and Local Government payer sources were $8.6 million and $25.7 million in the third quarter and first nine months of 2014, respectively, as compared to $10.8 million and $33.1 million in the third quarter and first nine months of 2013, respectively. Revenues from Commercial Insurance and Other payer sources, excluding non-Medicare PPS revenues, were $23.4 million in the third quarter of 2014 as compared to $17.2 million in the third quarter of 2013. For the first nine months of 2014 as compared to the corresponding period of 2013, revenues from Commercial Insurance and Other payer sources were $70.8 million and $52.0 million, respectively.
Hospice
Hospice revenues are derived from all three payer groups: Medicare, Medicaid and Local Government and Commercial Insurance and Other. Third quarter and first nine months of 2014 net revenues were $172.4 million and $519.1 million, respectively, as compared to $175.6 million and $534.4 million in the corresponding periods of 2013. The decrease is primarily attributable to lower average daily census, partially offset by the acquisition of Harden and an increase in the average length of stay for the third quarter and first nine months of 2014 as compared to the third quarter and first nine months of 2013.

Key Company statistics relating to Hospice were as follows:

	Third Quarter			First Nine Months
	2014	2013	Percentage Variance	2014	2013	Percentage Variance
Patient days (in thousands)	1,158	1,158	—%	3,497	3,468	0.8%
Revenue per Patient Day	$149	$152	(1.8)%	$148	$154	(3.6)%
For the third quarter and first nine months of 2014, Average Daily Census (“ADC”) approximated 12,600 patients and 12,800 patients, respectively, as compared to 12,600 patients and 12,700 patients, respectively, for the third quarter and first nine months of 2013. The average length of stay of patients at discharge was 103 days and 105 days for the third quarter and first nine months of 2014, respectively. The average length of stay of patients at discharge was 100 days and 97 days for the third quarter and first nine months of 2013, respectively.
Medicare revenues were $161.6 million and $486.3 million in the third quarter and first nine months of 2014, respectively, as compared to $163.8 million and $498.8 million in the corresponding periods of 2013. Medicaid revenues were $6.1 million and $18.6 million for the third quarter and first nine months of 2014, respectively, as compared to $6.6 million and $21.3 million for the corresponding periods of 2013. Commercial Insurance and Other revenues in the third quarter and first nine months of 2014 were $4.7 million and $14.2 million, respectively, as compared to $5.2 million and $14.3 million in the corresponding periods of 2013.
Community Care
Community Care segment revenues are derived from two payer groups: Medicaid and Local Government and Commercial Insurance and Other. Net revenues for the third quarter and first nine months of 2014 were $57.2 million and $171.0 million, respectively. Medicaid and Local Government revenues were $56.2 million and $168.5 million for the third quarter and first nine months of 2014, respectively, and Commercial Insurance and Other revenues were $1.0 million and $2.6 million for the third quarter and first nine months of 2014, respectively. Billed hours for the third quarter and first nine months of 2014 were 4,300 and 12,700, respectively. Revenue per billed hour for both the third quarter and first nine months of 2014 was $13.
Gross Profit
The following table reflects gross profit by business segment for 2014 and 2013 (in millions):

	Third Quarter			First Nine Months
	2014	2013	Variance	2014	2013	Variance
Gross Profit:
Home Health	$132.4	$115.1	$17.3	$392.1	$345.4	$46.7
Hospice	78.2	74.9	3.3	229.8	234.1	(4.3)
Community Care	16.7	—	16.7	50.6	—	50.6
Total	$227.3	$190.0	$37.3	$672.5	$579.5	$93.0
As a percent of revenue:
Home Health	49.3%	49.0%	0.3%	49.4%	48.9%	0.5%
Hospice	45.4%	42.7%	2.7%	44.3%	43.8%	0.5%
Community Care	29.3%	—%	29.3%	29.6%	—%	29.6%
Total	45.7%	46.3%	(0.6)%	45.3%	46.7%	(1.4)%
Gross profit increased by $37.3 million, or 19.6 percent, for the third quarter of 2014 as compared to the third quarter of 2013. For the first nine months of 2014, gross profit increased by $93.0 million, or 16.0 percent, as compared to the first nine months of 2013. As a percentage of revenues, gross profit of 45.7 percent and 45.3 percent for the third quarter and first nine months of 2014, respectively, represented a 0.6 and 1.4 percentage point decrease, respectively, as compared to the same reporting periods in 2013. The decrease was primarily driven by the lower gross margin associated with the Company's Community Care business.
For the third quarter and first nine months of 2014, gross profit as a percentage of revenues within the Home Health segment increased by 0.3 percent and 0.5 percent, respectively, as compared to the corresponding periods of 2013.

Hospice gross profit as a percentage of revenues increased by 2.7 percent and 0.5 percent for the third quarter and first nine months of 2014, respectively, as compared to the corresponding periods of 2013. The increase in the third quarter and first nine months of 2014 reflects the impact of reductions in labor costs and other restructuring activities implemented through the first nine months of 2014.
Gross profit was impacted by depreciation expense of approximately $0.1 million and $0.2 million in the third quarter of 2014 and 2013, respectively, and $0.4 million and $0.5 million in the first nine months of 2014 and 2013, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 17.0 percent, or $27.4 million, to $188.5 million for the third quarter of 2014, as compared to $161.1 million for the third quarter of 2013, and increased 17.5 percent, or $84.5 million, to $567.7 million for the first nine months of 2014, as compared to $483.2 million for the first nine months of 2013.
If charges, as noted below, relating to cost savings initiatives and acquisition and integration activities of $0.5 million and $10.5 million for the third quarter and first nine months of 2014, respectively, and $1.7 million and $2.6 million for the third quarter and first nine months of 2013, respectively, were excluded, the increase in selling, general and administrative expenses would have been approximately 18.0 percent, or $28.6 million, for the third quarter of 2014, as compared to the third quarter of 2013, and 15.9 percent, or $76.6 million, for the first nine months of 2014, as compared to the first nine months of 2013.
The increase in selling, general and administrative expenses in the third quarter of 2014, as compared to the third quarter of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($12.2 million), (ii) Community Care field operating, selling and administrative costs ($8.6 million), (iii) corporate administrative expenses ($6.1 million), (iv) depreciation and amortization ($2.6 million) and (v) equity-based compensation expense ($0.2 million). These costs were partially offset by (i) reductions in cost savings initiatives and acquisition and integration activities ($1.2 million), (ii) decrease in provision for doubtful accounts ($0.9 million) and (iii) Hospice field operating, selling and administrative costs ($0.2 million).
The increase in selling, general and administrative expenses in the first nine months of 2014, as compared to the first nine months of 2013, was primarily attributable to (i) Home Health field operating, selling and administrative costs ($29.1 million), (ii) Community Care field operating, selling and administrative costs ($24.4 million), (iii) corporate administrative expenses ($13.4 million), (iv) cost savings initiatives and acquisition and integration activities ($7.9 million), (v) depreciation and amortization ($6.7 million), (vi) Hospice field operating, selling and administrative costs ($2.1 million), (vii) equity-based compensation expense ($0.7 million) and (viii) increase in provision for doubtful accounts ($0.2 million).
Depreciation and amortization expense included in selling, general and administrative expenses was $7.1 million and $20.8 million for the third quarter and first nine months of 2014, respectively, as compared to $4.5 million and $14.0 million for the corresponding periods of 2013.
These increases in selling, general and administrative expenses were primarily due to the acquisition of Harden.
Goodwill and Other Long-Lived Asset Impairment
During the first nine months of 2013, the Company recorded non-cash charges of $210.7 million related to goodwill and other long lived assets.
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

Interest Income and Interest Expense and Other
For the third quarter and first nine months of 2014, net interest expense and other was approximately $24.7 million and $73.9 million, respectively, consisting primarily of interest expense and other of $25.3 million and $75.8 million, respectively, associated with the term loan borrowings, fees associated with the Company’s credit agreement and outstanding letters of credit, and amortization of debt issuance costs and debt discounts, partially offset by interest income of $0.6 million and $1.9 million, respectively, earned on investments and existing cash balances.
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
Income Tax (Expense) Benefit
The Company recorded an income tax provision of $5.6 million and $12.5 million for the third quarter and first nine months of 2014, respectively. The Company’s effective income tax rate for the first nine months of 2014 was a 40.5 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of 40.5 percent for the first nine months of 2014 is primarily due to state income taxes, net of federal benefit (approximately 3.5 percent) and other items (approximately 2.0 percent).
The Company recorded an income tax provision of $2.9 million and an income tax benefit of $2.8 million for the third quarter and first nine months of 2013, respectively. The Company recorded tax expense on a book loss because the majority of goodwill impairment booked in the first quarter of 2013 was nondeductible for tax resulting in a small tax benefit being booked on the goodwill impairment.
The Company's effective income tax rate for the first nine months of 2013 was a negative 1.6 percent. The difference between the federal statutory income tax rate of 35 percent and the Company’s effective rate of negative 1.6 percent for the first nine months of 2013 is primarily due to the impact of goodwill (approximately 36.0 percent) and other items (approximately 0.6 percent).
Net Income (Loss) Attributable to Gentiva Shareholders
For the third quarter of 2014, net income attributable to Gentiva shareholders was $8.0 million, or $0.21 per diluted share, compared to $3.6 million, or $0.11 per diluted share, for the corresponding period of 2013. For the first nine months of 2014, net income attributable to Gentiva shareholders was $17.7 million, or $0.48 per diluted share, compared to a net loss of $184.4 million, or $5.97 per diluted share, for the first nine months of 2013.
The Company uses adjusted income attributable to Gentiva shareholders, a non-GAAP financial measure, as a supplemental measure of Company performance. The Company defines adjusted income attributable to Gentiva shareholders as income attributable to Gentiva shareholders, excluding (i) charges relating to cost savings initiatives and acquisition and integration activities, (ii) goodwill and other long-lived asset impairment, (iii) equity in net loss of CareCentrix, (iv) impact of closed locations and (v) impact of merger related expenses. The Company considers adjusted income attributable to Gentiva shareholders to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the Company’s core operating performance. Management uses adjusted income attributable to Gentiva shareholders to evaluate overall performance and compare current operating results with other companies in the healthcare industry and should not be considered in isolation or as a substitute for net income, operating income or cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Since adjusted income attributable to Gentiva shareholders is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures in other companies.
After adjusting for certain items which include cost savings initiatives and acquisition and integration activities, goodwill and other long-lived asset impairment, impact of closed locations related to the Company's cost savings initiatives and merger related expenses as noted in the tables below, adjusted income attributable to Gentiva shareholders was $10.6 million, or $0.28 per diluted share, for the third quarter of 2014 as compared to $4.8 million, or $0.15 per diluted share, for the corresponding period of 2013. Adjusted income attributable to Gentiva shareholders was $29.3 million, or $0.79 per diluted share, for the first nine months of 2014 as compared to $18.7 million, or $0.60 per diluted share, for the corresponding period of 2013.

A reconciliation of adjusted income attributable to Gentiva shareholders to net income (loss), the most directly comparable GAAP financial measure, follows (in thousands, except per share amounts):

	For the Three Months Ended
	September 30, 2014			September 30, 2013 (Revised)
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$10,610	$0.28		$4,752	$0.15
Cost savings initiatives and acquisition and integration activities	(479)	(297)	(0.01)	(1,699)	(1,032)	(0.03)
Loss on sale of CareCentrix included in equity in net loss of CareCentrix	(801)	(490)	(0.01)	—	—	—
Impact of closed locations	(1,345)	(823)	(0.02)	(258)	(157)	—
Merger related expenses	(1,558)	(954)	(0.03)	—	—	(0.01)
Income attributable to Gentiva shareholders		8,046	0.21		3,563	0.11
Add back: Net (loss) income attributable to noncontrolling interests		(2)	—		88	0.01
Net income		$8,044	$0.21		$3,651	$0.12

	For the Nine Months Ended
	September 30, 2014			September 30, 2013 (Revised)
	Gross	Net of Tax	Per Diluted Share	Gross	Net of Tax	Per Diluted Share
Adjusted income attributable to Gentiva shareholders		$29,342	$0.79		$18,658	$0.60
Cost savings initiatives and acquisition and integration activities	(10,479)	(6,479)	(0.17)	(2,584)	(1,570)	(0.05)
Goodwill and other long-lived asset impairment	—	—	—	(210,672)	(201,159)	(6.51)
Loss on sale of CareCentrix included in equity in net loss of CareCentrix	(801)	(490)	(0.01)	—	—	—
Impact of closed locations	(5,315)	(3,284)	(0.09)	(609)	(370)	(0.01)
Merger related expenses	(2,303)	(1,402)	(0.04)	—	—	—
Income (loss) attributable to Gentiva shareholders		17,687	0.48		(184,441)	(5.97)
Add back: Net income attributable to noncontrolling interests		170	—		425	0.01
Net income (loss)		$17,857	$0.48		$(184,016)	$(5.96)
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

During the first nine months of 2014, net cash provided by operating activities was $46.0 million. In addition, the Company used $13.7 million for the repayment of debt and $9.3 million for capital expenditures. During the nine months ended September 30, 2014, the Company had proceeds of $2.0 million from sale of assets, $1.9 million from purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) and $1.2 million from minority interest contributions.
Net cash provided by operating activities increased by $27.4 million from $18.6 million for the first nine months of 2013 to $46.0 million for the first nine months of 2014. The increase was primarily due to changes in prepaid expenses and other current assets ($16.2 million), the change in net cash provided by operations prior to changes in assets and liabilities ($8.7 million), changes in current liabilities ($5.0 million) and change in other ($2.4 million) partially offset by a decrease in accounts receivable ($4.9 million).
Adjustments to add back non-cash items affecting net income (loss) are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30, 2014	September 30, 2013 (Revised)	Variance
OPERATING ACTIVITIES:
Net income (loss)	$17,857	$(184,016)	$201,873
Adjustments to add back non-cash items affecting net income (loss):
Depreciation and amortization	21,207	14,541	6,666
Amortization of debt issuance costs	4,813	9,687	(4,874)
Provision for doubtful accounts	3,927	3,766	161
Equity-based compensation expense	6,643	5,984	659
Windfall tax benefits associated with equity-based compensation	(56)	(92)	36
Goodwill and other long-lived asset impairment	—	210,672	(210,672)
Equity in net loss of CareCentrix, net of tax	490	—	490
Deferred income tax expense (benefit)	7,715	(6,696)	14,411
Total cash provided by operations prior to changes in assets and liabilities	$62,596	$53,846	$8,750
The $8.7 million difference in “Total cash provided by operations prior to changes in assets and liabilities” between the 2014 and 2013 periods is primarily related to net income (loss), after adjusting for components of income that do not have an impact on cash, such as depreciation and amortization, equity-based compensation expense, goodwill and other long-lived asset impairment and deferred income taxes.

A summary of the changes in current liabilities, excluding the current portion of long-term debt, impacting cash flow from operating activities follows (in thousands):

	For the Nine Months Ended
	September 30, 2014	September 30, 2013	Variance
OPERATING ACTIVITIES:
Changes in current liabilities:
Accounts payable	$711	$(1,471)	$2,182
Payroll and related taxes	(19,121)	(12,171)	(6,950)
Deferred revenue	4,055	1,582	2,473
Medicare liabilities	(6,254)	(12,156)	5,902
Obligations under insurance programs	(4,324)	5,555	(9,879)
Accrued nursing home costs	(3,205)	2,430	(5,635)
Other accrued expenses	(9,915)	(26,793)	16,878
Total changes in current liabilities	$(38,053)	$(43,024)	$4,971
The primary drivers for the $5.0 million difference resulting from changes in current liabilities that impacted cash flow from operating activities include:

•	Accounts payable, which had a positive impact of $2.2 million between the 2014 and 2013 reporting periods, primarily related to timing of payments.

•
Payroll and related taxes, which had a negative impact of $7.0 million between the 2014 and 2013 reporting periods, primarily due to timing of the Company’s payroll processing and the impact of the addition of a significant number of employees acquired in the Harden transaction.

•	Deferred revenue, which had a positive impact of $2.5 million between the 2014 and 2013 reporting periods, primarily related to increased volumes between the 2013 and 2014 reporting periods.

•	Medicare liabilities, which had a positive impact of $5.9 million between the 2014 and 2013 reporting periods.

•
Obligations under insurance programs, which had a negative impact on the change in operating cash flow of $9.9 million between the 2014 and 2013 reporting periods, primarily related to timing of payments under the Company’s insurance programs.

•	Accrued nursing home costs, which had a negative impact on the change in operating cash flow of $5.6 million between the 2014 and 2013 reporting periods, due to the timing of payments.

•
Other accrued expenses, which had a positive impact on the change in operating cash flow of $16.9 million between the 2014 and 2013 reporting periods, due primarily to increased incentive compensation and acquisition and integration reserves in the 2014 period as compared to the 2013 period.

Working capital at September 30, 2014 was approximately $130 million, an increase of $36 million as compared to approximately $94 million at December 31, 2013, primarily due to:

•	a $27 million increase in cash and cash equivalents;

•	a $16 million decrease in prepaid expenses and other current assets;

•	a $4 million decrease in accounts receivable;

•	a $4 million decrease in deferred tax assets; and

•
a $33 million decrease in current liabilities, consisting of decreases in payroll and related taxes ($19 million), accrued interest expense ($10 million), Medicare liabilities ($6 million), obligations under insurance programs ($4 million), nursing home costs ($3 million) and other accrued expenses ($1 million), partially offset by increases in deferred revenue ($4 million) and current portion of long-term debt ($6 million). The changes in current liabilities are described above in the discussion on net cash provided by operating activities.

As of September 30, 2014, Days Sales Outstanding (“DSO”) was 49 days, flat from December 31, 2013.
At the commencement of an episode of care under the Medicare and non-Medicare PPS for Home Health, the Company records accounts receivable and deferred revenue based on an expected reimbursement amount. Accounts receivable is adjusted upon the receipt of cash and deferred revenue is amortized into revenue over the average patient treatment period. For informational purposes, if net accounts receivable and deferred revenue were combined for purposes of determining an alternative DSO calculation, which measures open net accounts receivable divided by average daily recognized revenues, the alternative DSO would have been 41 days at September 30, 2014 and 42 days at December 31, 2013.
Accounts receivable attributable to major payer sources of reimbursement at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$200,902	$176,415	$16,413	$3,773	$4,301
Medicaid and Local Government	51,113	45,426	4,318	1,298	71
Commercial Insurance and Other	41,919	33,507	5,864	1,580	968
Self - Pay	2,087	1,106	632	300	49
Gross Accounts Receivable	$296,021	$256,454	$27,227	$6,951	$5,389

	December 31, 2013
	Total	0 - 90 days	91 - 180 days	181 - 365 days	Over 1 year
Medicare	$214,366	$186,154	$20,601	$5,552	$2,059
Medicaid and Local Government	48,183	44,234	3,251	637	61
Commercial Insurance and Other	35,659	28,072	5,807	1,789	(9)
Self - Pay	2,377	1,413	669	241	54
Gross Accounts Receivable	$300,585	$259,873	$30,328	$8,219	$2,165
The Company participates in Medicare, Medicaid and other federal and state healthcare programs. Revenue mix by major payer classifications by segment was as follows:

	Third Quarter Ended
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	80%	94%	—%	76%	82%	93%	87%
Medicaid and Local Government	3	3	98	14	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	8	—	—	4	6	—	4
Other	9	3	2	6	7	3	5
Total net revenues	100%	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	2014				2013
	Home Health	Hospice	Community Care	Total	Home Health	Hospice	Total
Medicare	81%	94%	—%	76%	82%	93%	87%
Medicaid and Local Government	3	3	99	14	5	4	4
Commercial Insurance and Other:
Paid at episodic rates	7	—	—	4	6	—	4
Other	9	3	1	6	7	3	5
Total net revenues	100%	NaN	100%	100%	100%	100%	100%
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
On October 30, 2014, CMS issued the final rule which updates 2015 home health prospective payment system rates, including (i) a market basket increase of 2.6 percent (ii) a negative productivity factor adjustment of 0.5 percent, and (iii) a $80.95, or 2.82 percent, reduction for rebasing of Medicare reimbursement rates, with incremental annual reductions expected for years 2016 and 2017, capped at the 2013 base rate reduction of $80.95. The rule also provides for changes in the calculation of the case mix weighting and the Wage Index. CMS predicts that, on average, the impact on for-profit agencies will be a negative 0.3 percent.
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
Credit Arrangements
At September 30, 2014, the the Company’s credit arrangements included a senior secured credit agreement providing (i) a six-year $670 million Term Loan B facility, (ii) a five-year $155 million Term Loan C facility and (iii) a five-year $100 million revolving credit facility (collectively, the “Credit Agreement”), and $325 million aggregate principal amount of 11.5 percent Senior Notes due 2018 (the “Senior Notes”). The Credit Agreement’s revolving credit facility also includes borrowing capacity of $80 million available for letters of credit and $15 million for borrowings on same-day notice, referred to as swing line loans.

As of September 30, 2014, advances under the revolving credit facility could be made, and letters of credit could be issued, up to the $100 million borrowing capacity of the facility at any time prior to the facility expiration date of October 18, 2018. Outstanding letters of credit were $56.2 million and $52.0 million at September 30, 2014 and December 31, 2013, respectively. The letters of credit were issued to guarantee payments under the Company’s workers’ compensation program and for certain other commitments. As of September 30, 2014, the Company’s unused and available borrowing capacity under the Credit Agreement was $16.8 million. As governed by the indenture covering the unsecured Senior Notes, the Company has a maximum permitted borrowing capacity, as defined, which may limit the Company's ability to borrow up to the full capacity of the revolving credit facility.
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
As of September 30, 2014, the mandatory aggregate principal payments of long-term debt were $51.1 million due during the twelve months ending September 30, 2015, $29.0 million due during the twelve months ending September 30, 2016, $35.8 million due during the twelve months ending September 30, 2017, $60.9 million due during the twelve months ending September 30, 2018, $30.0 million due during the twelve months ending September 30, 2019, $631.5 million thereafter under the Credit Agreement and $325.0 million due in September 2018 under the Senior Notes. The weighted average cash interest rate on outstanding borrowings was 7.8 percent per annum at September 30, 2014 and 8.2 percent per annum at December 31, 2013.
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
As of September 30, 2014, the Company’s consolidated leverage ratio was 5.8x. As of September 30, 2014, the Company was in compliance with all covenants in the Credit Agreement. See Note 11 to the Company's consolidated financial statements for further information on the Company's debt covenants.
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
Capital Expenditures
The Company’s capital expenditures for the nine months ended September 30, 2014 were $9.3 million as compared to $14.2 million for the nine months ended September 30, 2013. The Company intends to make investments and other expenditures to upgrade its computer technology and system infrastructure and comply with regulatory changes in the industry, among other things. In this regard, management expects that capital expenditures will approximate $3.0 million for the remainder of 2014. Management expects that the Company’s capital expenditure needs will be met through operating cash flow and available cash reserves.
Cash Resources and Obligations
The Company had cash and cash equivalents of approximately $114.2 million as of September 30, 2014, including operating funds of approximately $4.2 million exclusively relating to a non-profit hospice operation managed in Florida.
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
Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The Company is exposed to market risk from fluctuations in interest rates. The interest rate on the Company’s borrowings under the Credit Agreement can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of September 30, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $838.3 million. A hypothetical 100 basis point change in short-term interest rates as of that date would result in an increase or decrease in interest expense of $8.4 million per year, assuming a similar capital structure.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures.
In connection with the restatement discussed in Note 1A - "Restatement and Revision of Previously Reported Consolidated Financial Statements" to our consolidated financial statements, management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014 and our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness identified in the Company's internal control over financial reporting discussed below, the Company's disclosure controls and procedures were not effective as of September 30, 2014.
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
As required by Exchange Act Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s internal control over financial reporting to determine whether any change occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Two putative class action lawsuits have been filed in the Court of Chancery of the State of Delaware in connection with the proposed acquisition (“Merger”) of the Company by Kindred Healthcare, Inc. The first, entitled Siew K. Stevens v. Gentiva Health Services, Inc. et al., C.A. No. 10261-VCG, was filed on October 20, 2004, and the second, entitled Milton Pfeiffer v. Gentiva Health Services, Inc. et al., C.A. No. 10281-VCG, was filed on October 24, 2014. Both lawsuits name the Company, the members of its board of directors, Kindred Healthcare Development 2, Inc. and Kindred Healthcare, Inc. as defendants. Both lawsuits were brought by purported stockholders of the Company, both individually and on behalf of a putative class of stockholders, alleging that the Company’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize shareholder value and by agreeing to lock up the Merger with various deal protection provisions and that the Company, Kindred Healthcare and Kindred Healthcare Development 2 aided and abetted the alleged breaches. Both lawsuits seek equitable relief, including, among other things, to enjoin the consummation of the Merger and an award of all costs and damages, including reasonable attorneys’ fees. The Company believes that these lawsuits are without merit and intends to vigorously defend itself; however, there can be no assurance that the Company will be successful in its defense.
See also Note 14 Legal Matters to the consolidated financial statements included in this report for a description of certain legal matters and pending legal proceedings, which description is incorporated herein by reference.

Item 1A.	Risk Factors
The Company is subject to certain risks as disclosed in Item 1A. of our Form 10-K/A for the year ended December 31, 2013 and in other filings we have made with the Securities and Exchange Commission. The following new risk factors should be read in connection with those risk factors previously disclosed:
Risks Related to the Pending Merger with Kindred Healthcare
Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.
On October 9, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Kindred Healthcare, Inc. and Kindred Healthcare Development 2, Inc. providing for the acquisition (“Merger”) of the Company by Kindred Healthcare. Consummation of the Merger is subject to customary closing conditions, including the approval and adoption of the Merger Agreement by the Company’s stockholders and the absence of legal restraints and prohibitions. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s material obligations under the Merger Agreement.
As a result of these conditions, we cannot assure you that the Merger will be completed even if we obtain stockholder approval. If our stockholders do not approve the adoption of the Merger Agreement or if the Merger is not completed for any other reason, we expect that our current management, under the direction of our Board of Directors, will continue to manage the Company.
The Merger process could adversely affect our business.
Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Kindred may affect our ability to recruit prospective employees or to retain and motivate existing employees. Uncertainty as to the Company’s future could also adversely affect our business and our relationships with referral sources, suppliers, customers and other partners that deal with the Company, who could defer decisions concerning the Company or seek to change existing business relationships with the Company. Further, a substantial amount of the attention of management and employees may be directed toward the completion of the Merger and thus may be diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

The failure to complete the Merger could adversely affect our business.
We cannot assure you that the Merger will occur by the March 31, 2015 deadline set forth in the Merger Agreement, or at all. For example, the requisite number of holders of our common stock may not approve the proposed Merger at the special meeting of our stockholders to be called for that purpose. If the proposed Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $32.5 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, referral sources, suppliers and other partners in the business community.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and otherwise may have a material adverse effect on our future results of operations or financial condition.
We are subject to litigation related to the pending Merger.
Two putative class action lawsuits have been filed in the Court of Chancery of the State of Delaware in connection with the Merger. The first, captioned Siew K. Stevens v. Gentiva Health Services, Inc. et al., was filed on October 20, 2014, and the second, captioned Milton Pfeiffer v. Gentiva Health Services, Inc. et al., was filed on October 24, 2014. These lawsuits are more fully described in Item 1 Legal Proceedings above. While we believe that the claims made in these lawsuits are without merit and intend to defend against such claims vigorously, there can be no assurance that we will prevail in their defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the proposed Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 9, 2014, by and among the Company, Kindred Healthcare, Inc. and Kindred Healthcare Development 2, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Company. (2)
3.2	Amended and Restated By-Laws of Company. (3)
3.3	Certificate of Designations of Series B Junior Participating Preferred Stock. (4)
4.1	Specimen of common stock. (5)
4.2	Certificate of Designations of Series B Junior Participating Preferred Stock. (4)
4.3	Rights Agreement, dated as of May 22, 2014, by and between Gentiva and Computershare Trust Company, N.A., as Rights Agent. (4)
4.4	Amendment to Rights Agreement, dated as of October 9, 2014, by and between the Company and Computershare Trust Company, N. A. as Rights Agents. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed October 14, 2014.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Form 8-K of Company dated and filed May 23, 2014.
(5)	Incorporated herein by reference to Form 10-Q/A of Company for the quarterly period ended June 30, 2014.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTIVA HEALTH SERVICES, INC. (Registrant)

Date: November 14, 2014	/s/ Tony Strange
Tony Strange
Chief Executive Officer

Date: November 14, 2014	/s/ Eric R. Slusser
Eric R. Slusser
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 9, 2014, by and among the Company, Kindred Healthcare, Inc. and Kindred Healthcare Development 2, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Company. (2)
3.2	Amended and Restated By-Laws of Company. (3)
3.3	Certificate of Designations of Series B Junior Participating Preferred Stock. (4)
4.1	Specimen of common stock. (5)
4.2	Certificate of Designations of Series B Junior Participating Preferred Stock. (4)
4.3	Rights Agreement, dated as of May 22, 2014, by and between Gentiva and Computershare Trust Company, N.A., as Rights Agent. (4)
4.4	Amendment to Rights Agreement, dated as of October 9, 2014, by and between the Company and Computershare Trust Company, N. A. as Rights Agents. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Incorporated herein by reference to Form 8-K of Company dated and filed October 14, 2014.
(2)	Incorporated herein by reference to Form 8-K of Company dated and filed May 12, 2008.
(3)	Incorporated herein by reference to Form 8-K of Company dated and filed November 7, 2011.
(4)	Incorporated herein by reference to Form 8-K of Company dated and filed May 23, 2014.
(5)	Incorporated herein by reference to Form 10-Q/A of Company for the quarterly period ended June 30, 2014.

*	Filed herewith
**	Furnished herewith